Form 10-Q
period 1996-06-30
WELLPOINT HEALTH NETWORKS INC /CA/
filed 1996-08-14
CIK 1013220

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q
       (Mark One)

             [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1996

                                       OR

             [  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the transition period from ______ to _______

                        COMMISSION FILE NUMBER  1-11628

                         WELLPOINT HEALTH NETWORKS INC.
             (Exact name of registrant as specified in its charter)

                           CALIFORNIA                                        95-3760980
                 (State or other jurisdiction of                     (IRS Employer Identification No.)
                 incorporation or organization)

        21555 OXNARD STREET, WOODLAND HILLS, CALIFORNIA                         91367
            (Address of principal executive offices)                          (Zip Code)


     Registrant's telephone number, including area code     (818) 703-4000


                                 Not Applicable
  (Former name, former address and former fiscal year, if changed since last report)


         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes   X    No __

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

                  TITLE OF EACH CLASS                               OUTSTANDING AT AUGUST 14, 1996
                  -------------------                               ------------------------------
             Common Stock, $0.0l par value                                66,482,300 shares

                         WELLPOINT HEALTH NETWORKS INC.
                         SECOND QUARTER 1996 FORM 10-Q
                               TABLE OF CONTENTS



PART I.  FINANCIAL INFORMATION                                                                                         PAGE
                                                                                                                       ----
    ITEM 1.      Financial Statements

                 Consolidated Balance Sheets as of June 30, 1996 and
                      December 31, 1995 . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  1

                 Consolidated Income Statements for the Three and Six Months
                      Ended June 30, 1996 and 1995  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  2

                 Consolidated Statement of Changes in Stockholders' Equity
                      for the Six Months Ended June 30, 1996  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  3

                 Consolidated Statements of Cash Flows for the
                      Six Months Ended June 30, 1996 and 1995 . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  4

                 Notes to Consolidated Financial Statements . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  5

    ITEM 2.      Management's Discussion and Analysis of
                      Financial Condition and Results of Operations . . . . . . . . . . . . . . . . . . . . . . . . . . 11

PART II.  OTHER INFORMATION

    ITEM 1.      Legal Proceedings  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 22

    ITEM 4.      Submission of Matters to a Vote of Securityholders . . . . . . . . . . . . . . . . . . . . . . . . . . 22

    ITEM 5.      Other Information  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 22

    ITEM 6.      Exhibits and Reports on Form 8-K . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 23

SIGNATURES  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 31

ITEM 1.     Financial Statements

                         WELLPOINT HEALTH NETWORKS INC.
                          Consolidated Balance Sheets

(In thousands, except share data)                             June 30,       December 31,
                                                                1996            1995
                                                             ----------      ------------
ASSETS                                                       (unaudited)
Current Assets:
   Cash and cash equivalents                                 $  480,779      $1,069,631
   Investment securities, at market value                     1,505,078       1,174,974
   Receivables, net                                             402,102         149,081
   Deferred tax assets                                           61,733          42,969
   Other current assets                                          32,653          25,651
                                                             ----------      ----------
      Total Current Assets                                    2,482,345       2,462,306
Property and equipment, net                                      65,929          42,964
Intangible assets                                               563,931         124,956
Long-term investments                                           121,709          12,664
Other non-current assets                                         88,289          36,367
                                                             ----------      ----------
            Total Assets                                     $3,322,203      $2,679,257
                                                             ==========      ==========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
   Medical claims payable                                    $  706,403      $  362,881
   Loss and loss adjustment expense reserves                    160,159          66,489
   Unearned premiums                                            154,113         132,298
   Accounts payable and accrued expenses                        188,595         111,005
   Experience rated and other refunds                           133,566          93,478
   Income taxes payable and other current liabilities           131,954          74,197
                                                             ----------      ----------
      Total Current Liabilities                               1,474,790         840,348
Accrued postretirement benefits                                  64,239          50,158
Loss and loss adjustment expense reserves, non-current          127,128         107,000
Long-term debt                                                  809,870               -
Other non-current liabilities                                    84,923          11,525
                                                             ----------      ----------
      Total Liabilities                                       2,560,950       1,009,031

Stockholders' Equity:
   Preferred Stock                                                    -               -
   Common Stock
      June 30, 1996 - $0.01 par value, 300,000,000 shares
      authorized, 66,482,300 issued and outstanding;                665               -
      December 31, 1995 - none
   Class A Common Stock
      June 30, 1996 - none;
      December 31, 1995 - $0.01 par value, 200,000,000
      shares authorized, 19,500,000 issued and outstanding;           -             195
   Class B Common Stock
      June 30, 1996 - none; December 31, 1995 - $0.01 par
      value 100,000,000 shares authorized, 80,000,000 issued          -             800
      and outstanding
   Additional paid-in capital                                   760,859       1,100,288
   Unrealized valuation adjustment                              (26,063)          1,820
   Retained earnings                                             25,792         567,123
                                                             ----------      ----------
      Total Stockholders' Equity                                761,253       1,670,226
                                                             ----------      ----------
            Total Liabilities and Stockholders' Equity       $3,322,203      $2,679,257
                                                             ==========      ==========


      See the accompanying notes to the consolidated financial statements.

                         WELLPOINT HEALTH NETWORKS INC.
                         Consolidated Income Statements
                                  (unaudited)


(In thousands, except earnings
  per share)                             Three Months Ended June 30,  Six Months Ended June 30,
                                         ---------------------------  -------------------------
                                               1996         1995          1996         1995
                                           ----------     --------    ----------   ----------
Revenues:
  Premium revenue                            $985,665     $732,606    $1,748,949   $1,458,548
  Management services revenue                  43,435       15,099        61,663       28,661
  Investment income                            36,359       40,751        72,429       69,379
                                           ----------     --------    ----------   ----------
                                            1,065,459      788,456     1,883,041    1,556,588
Operating Expenses:
  Health care services and
   other benefits                             762,953      560,717     1,334,738    1,091,004
  Selling expense                              58,261       48,038       107,727       94,999
  General and administrative expense          143,491       83,685       235,765      171,554
                                           ----------     --------    ----------   ----------
                                              964,705      692,440     1,678,230    1,357,557
                                           ----------     --------    ----------   ----------
Operating Income                              100,754       96,016       204,811      199,031
  Interest expense                             10,923            -        10,923            -
  Other expense, net                            6,169        2,762         9,181        5,883
                                           ----------     --------    ----------   ----------

Income before Provision for
  Income Taxes                                 83,662       93,254       184,707      193,148
  Provision for income taxes                   33,890       37,814        74,822       78,238
                                           ----------     --------    ----------   ----------
Net Income                                 $   49,772     $ 55,440    $  109,885   $  114,910
                                           ==========     ========    ==========   ==========

Earnings Per Share                         $     0.59     $   0.56    $     1.19   $     1.16
                                           ==========     ========    ==========   ==========


Weighted Average
  Number of Shares Outstanding                 84,601       99,500        92,050       99,500




      See the accompanying notes to the consolidated financial statements.

                         WELLPOINT HEALTH NETWORKS INC.
           Consolidated Statement of Changes in Stockholders' Equity
                                  (unaudited)





(In thousands)
                                                                       Class A           Class B
                                                  Common Stock       Common Stock      Common Stock
                                    Preferred    ---------------    ---------------   ---------------
                                      Stock      Shares   Amount    Shares   Amount   Shares   Amount
                                    ---------    ------   ------    ------   ------   ------   ------
Balance as of December 31, 1995       $-              -     $  -    19,500     $195    80,000    $800

  Net income

  Recapitalization (see Note 7)                  66,367      664  (19,500)    (195)  (80,000)   (800)

  Stock issued for employee long-term
    incentive plan                                  115        1

  Change in unrealized valuation
     adjustment on investment
     securities, net of tax
                                      --         ------     ----    ------     ----   -------    ----
Balance as of June 30, 1996           $-         66,482     $665         -        -         -    $  -
                                      ==         ======     ====    ======     ====   =======    ====





(In thousands)

                                             Additional  Unrealized
                                              Paid-in    Valuation    Retained
                                              Capital    Adjustment   Earnings      Total
                                             ----------  ----------   --------  ------------
Balance as of December 31, 1995              $1,100,288    $ 1,820    $567,123    $1,670,226

  Net income                                                           109,885       109,885

  Recapitalization (see Note 7)                (343,453)              (651,216)     (995,000)

  Stock issued for employee long-term
    incentive plan                                4,024                                4,025

  Change in unrealized valuation
     adjustment on investment
     securities, net of tax                                (27,883)                  (27,883)
                                             ----------   --------    --------    ----------
Balance as of June 30, 1996                  $  760,859   ($26,063)   $ 25,792    $  761,253
                                             ==========   ========    ========    ==========




      See the accompanying notes to the consolidated financial statements.

                         WELLPOINT HEALTH NETWORKS INC.
                     Consolidated Statements of Cash Flows
                                  (unaudited)

(In thousands)                                                       Six Months Ended June 30,
                                                                     -------------------------
                                                                         1996          1995
                                                                     ----------    ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                         $  109,885    $  114,910
  Adjustments to reconcile net income to net cash
    provided by operating activities:
     Depreciation and amortization, net of accretion                     16,526         8,801
     Gains on sales of assets, net                                       (9,153)      (10,163)
     Provision for deferred income tax bene                               3,008             0
     (Increase) decrease in certain assets, net of acquisitions:
        Receivables, net                                                 14,010       (57,291)
        Other current assets                                             25,474        (8,756)
        Other non-current assets                                        (52,860)            0
     Increase (decrease) in certain liabilities, net of acquisitions:
        Medical claims payable                                            6,138       (16,061)
        Loss and loss adjustment expense reserves                        29,834         6,616
        Unearned premiums                                                14,459         7,057
        Accounts payable and accrued expenses                            (1,334)      (22,683)
        Experience rated and other refunds                               (8,756)      (22,155)
        Income taxes payable and other current liabilities              (13,989)       49,383
        Accrued postretirement benefits                                   1,553         1,719
        Other non-current liabilities                                    17,905          (119)
                                                                     ----------    ----------
            Net cash provided by operating activities                   152,700        51,258
                                                                     ----------    ----------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Investments purchased                                                (395,054)     (416,054)
  Proceeds from investments sold                                        308,750       731,777
  Proceeds from matured investments                                      33,714         1,205
  Property and equipment purchased, net                                 (15,673)      (10,538)
  Purchase of subsidiaries, net of cash acquired                       (412,314)      (13,177)
                                                                     ----------    ----------
            Net cash provided by (used in) investing activities        (480,577)      293,213
                                                                     ----------    ----------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from long-term debt                                         775,000             0
   Repayment of long-term debt                                          (45,000)            0
   Stock issued for long-term incentive plan                              4,025             0
   Recapitalization (see Note 7)                                       (995,000)            0
                                                                     ----------    ----------
            Net cash used in financing activities                      (260,975)            0
                                                                     ----------    ----------
Net increase (decrease) in cash and cash equivalents                   (588,852)      344,471
Cash and cash equivalents at beginning of period                      1,069,631       163,444
                                                                     ----------    ----------
Cash and cash equivalents at end of period                           $  480,779    $  507,915
                                                                     ==========    ==========





      See the accompanying notes to the consolidated financial statements.

                        WELLPOINT HEALTH NETWORKS, INC.
                   Notes to Consolidated Financial Statements
                                  (unaudited)


1.  ORGANIZATION

    WellPoint Health Networks Inc. (the "Company" or "WellPoint") is a publicly traded managed health care company organized under the laws of California and the exclusive licensee for the right to use the Blue Cross name and related service marks in California.

    On May 20, 1996, the Company concluded a series of transactions (collectively, the "Recapitalization") to recapitalize the predecessor WellPoint Health Networks Inc., a Delaware corporation, and purchase the Commercial Operations of Blue Cross of California. In connection with the Recapitalization , WellPoint Health Networks Inc. merged with and into the Company, which was formerly known as Blue Cross of California. (See Note 3
    - Acquisitions and Recapitalization.)

2.  BASIS OF PRESENTATION

    The accompanying unaudited consolidated financial statements of WellPoint, in the opinion of management, reflect all material adjustments (which are of a normal recurring nature) necessary for the fair presentation of its financial condition as of June 30, 1996, the results of operations for each of the three and six months ended June 30, 1996 and 1995, cash flows for each of the six months ended June 30, 1996 and 1995, and the statement of changes in stockholders' equity for the six months ended June 30, 1996. The results of operations for the interim periods presented are not necessarily indicative of the operating results for the full year. Certain amounts in previously issued financial statements have been reclassified to conform to the 1996 presentation. The reclassifications had no effect on net income or stockholders' equity as previously reported.

3.  ACQUISITIONS AND RECAPITALIZATION

    Purchase of Massachusetts Mutual Life Insurance Company's Life and Health Benefits Management Division

    On March 31, 1996, the Company completed its acquisition of the Life and Health Benefits Management Division of Massachusetts Mutual Life Insurance Company, which will do business under the name UniCARE Life and Health Insurance Company ("UL&H"), through the acquisition of its parent MassMutual Holding Company Two, Inc. The purchase price was $380.0 million plus an estimated $18.0 million purchase price adjustment. The $380.0 million was funded with $318.0 million in existing cash and a Series A term note for $62.0 million. In addition, the Company will issue a Series B term note, to the seller, based on closing equity for an estimated $18.0 million. The exact amount of the Series B term note is subject to the results of a final audit and discussion between the parties. The purchase method of accounting has

                        WELLPOINT HEALTH NETWORKS, INC.
                   Notes to Consolidated Financial Statements
                                  (unaudited)


3.  ACQUISITIONS AND RECAPITALIZATION (CONTINUED)

    Purchase of Massachusetts Mutual Life Insurance Company's Life and Health Benefits Management Division (continued)

    been used to account for the acquisition. The excess purchase price over assets acquired was approximately $232.1 million and is being amortized on a straight-line basis over 30 years. The Company expects to incur approximately $30 - $40 million of restructuring costs related to this acquisition, a portion of which is expected to be reflected in the Company's results of operations.

    UL&H provides medical services to approximately 1.1 million members, focusing on the large employer market (groups of 251 to 3,000), and has medical members in all 50 states. In addition, UL&H also has approximately
    0.9 million dental members, 0.4 million life insurance members, 0.5 million pharmacy members and 0.1 million disability members.

    Recapitalization and Purchase of BCC Commercial Operations

    On May 20, 1996, the Company concluded a series of transactions (collectively, the "Recapitalization") to recapitalize its publicly traded, majority-owned subsidiary, WellPoint Health Networks Inc., a Delaware corporation ("Old WellPoint"), pursuant to the Amended and Restated Recapitalization Agreement dated as of March 31, 1995 (the "Amended Recapitalization Agreement"), by and among Old WellPoint, the Company (formerly known as Blue Cross of California), Western Health Partnerships (the "Health Foundation") and Western Foundation for Health Improvement (the "Western Foundation"). In connection with the Recapitalization, (a) Old WellPoint distributed an aggregate of $995.0 million by means of an extraordinary dividend of $10.00 per share to the record holders of its Class A and Class B Common Stock as of May 15, 1996, (b) the Company, the sole shareholder of Old WellPoint's Class B Common Stock, donated its portion of such dividend ($800.0 million) to the Western Foundation, (c) the Company donated its assets, other than the shares of the Old WellPoint Class B Common Stock held by the Company and the Company's commercial operations (the "BCC Commercial Operations"), to the Health Foundation, (d) the Company changed its status from a California nonprofit public benefit corporation to a California for-profit business corporation, in conformity with the terms and orders of the California Department of Corporations, by means of filing amended and restated articles of incorporation with the California Secretary of State, immediately following which the Company issued to the Health Foundation 53,360,000 shares of its common stock and (e) Old WellPoint merged with and into the Company (the "Merger"), with the resulting entity changing its name to WellPoint Health Networks Inc.

                        WELLPOINT HEALTH NETWORKS, INC.
                   Notes to Consolidated Financial Statements
                                  (unaudited)


3.  ACQUISITIONS AND RECAPITALIZATION (CONTINUED)

    Recapitalization and Purchase of BCC Commercial Operations (continued)

    In connection with the Merger, (i) each outstanding share of Old WellPoint's Class A Common Stock was converted into 0.667 shares of the Company's Common Stock, (ii) the outstanding shares of the Company's common stock issued to the Health Foundation prior to the Merger were converted into 53,360,000 shares of the post-merger Company's Common Stock and a cash payment of $235,000,000 to reflect the value of the BCC Commercial Operations and (iii) the outstanding shares of Old WellPoint's Class B Common Stock were canceled. The BCC Commercial Operations consisted of, among other things, the health care lines of business conducted by Blue Cross of California, substantially all agreements with health care providers that provided services to enrollees of Blue Cross of California and all of the cash and securities of Blue Cross of California on hand at the time of closing of the Recapitalization.

    By virtue of the Merger and the exchange of shares of Old WellPoint for those of the Company, as of May 20, 1996 (the effective date of the Merger), there were a total of 66,366,500 shares of the Company's Common Stock outstanding, of which 53,360,000 shares (or approximately 80.4%) were held beneficially by the Health Foundation.

    The purchase method of accounting has been used to account for the acquisition of the BCC Commercial Operations. At the acquisition date, the excess purchase price over assets acquired was approximately $211.4 million and is being amortized on a straight-line basis over 40 years.

    In accordance with the requirements of Accounting Principles Bulletin No. 16, Business Combinations, the following unaudited pro forma summary combines the consolidated results of operations of the Company, UL&H and the BCC Commercial Operations as if the acquisitions had occurred as of the beginning of each period presented after giving effect to pro forma adjustments. The columns entitled WellPoint, BCC and UL&H represent results of operations for these entities as if the acquisitions and the Recapitalization had not occurred. The pro forma adjustments represent interest expense on long-term debt incurred to fund the acquisitions and the Recapitalization, amortization of intangible assets, foregone interest on the net cash used for the purchase, administration expenses related to investment into national expansion of managed care networks and the related income tax effect. The pro forma financial information is presented for informational purposes only and may not be indicative of the results of operations as they would have been if the Company, UL&H and the BCC Commercial Operations had been a single entity during the three and six months ended June 30, 1996 and 1995, nor is it necessarily indicative of the results of

                        WELLPOINT HEALTH NETWORKS INC.
                  Notes to Consolidated Financial Statements
                                 (unaudited)


3. ACQUISITIONS AND RECAPITALIZATION (CONTINUED)

  operations which may occur in the future. Pro forma earnings per share is calculated based on 66.4 million share of common stock outstanding during all periods presented.

(In millions, except earnings per share)

                                                                                   Pro Forma
                                                                       Three Months Ended June 30, 1996
                                                -----------------------------------------------------------------------------
                                                WellPoint           BCC            UL&H          Adjustments          Total
                                                ---------        ---------       ---------       -----------        ---------
                           Revenues             $   840.6        $    92.4       $   205.2       ($    10.6)        $ 1,127.6
                           Net Income           $    54.8        $     2.3       $     7.7       ($    19.7)        $    45.1
                           Earnings Per Share                                                                       $    0.68

(In millions, except earnings per share)

                                                                                   Pro Forma
                                                                       Three Months Ended June 30, 1995
                                                -----------------------------------------------------------------------------
                                                WellPoint           BCC            UL&H          Adjustments          Total
                                                ---------        ---------       ---------       -----------        ---------
                           Revenues             $   788.5        $   116.6       $   223.4       ($    10.7)        $ 1,117.8
                           Net Income           $    55.4        $     1.3       $    12.9       ($    21.5)        $    48.1
                           Earnings Per Share                                                                       $    0.72

    Lower UL&H net income for the 1996 second quarter compared to the 1995 second quarter was primarily caused by a $4.2 million decrease in pre-tax realized gains on investments.

(In millions, except earnings per share)

                                                                                   Pro Forma
                                                                        Six Months Ended June 30, 1996
                                                -----------------------------------------------------------------------------
                                                WellPoint           BCC            UL&H          Adjustments          Total
                                                ---------        ---------       ---------       -----------        ---------
                           Revenues             $ 1,658.2        $   208.4       $   407.2       ($    21.2)        $ 2,252.6
                           Net Income           $   114.9        $     5.0       $    11.4       ($    39.4)        $    91.9
                           Earnings Per Share                                                                       $    1.38



(In millions, except earnings per share)

                                                                                   Pro Forma
                                                                        Six Months Ended June 30, 1995
                                                -----------------------------------------------------------------------------
                                                WellPoint           BCC            UL&H          Adjustments          Total
                                                ---------        ---------       ---------       -----------        ---------
                           Revenues             $ 1,556.6        $   231.0       $   468.3       ($     21.2)       $ 2,234.7
                           Net Income           $   114.9        $     3.4       $    21.3       ($     42.7)       $    96.9
                           Earnings Per Share                                                                       $    1.46

    Lower UL&H net income for the six months ended June 30, 1996 compared to June 30, 1995 was primarily due to a decrease of $9.0 million in the gross underwriting

                        WELLPOINT HEALTH NETWORKS, INC.
                   Notes to Consolidated Financial Statements
                                  (unaudited)

3.  ACQUISITIONS AND RECAPITALIZATION (CONTINUED)

    margin from a lower volume of premiums and claims and a decrease of $9.6 million in pretax realized gains on investments in 1996.

4.  LONG-TERM DEBT

    Notes Payable

    During the first quarter of 1996 in connection with the acquisition of UL&H, the Company issued a Series A term note for $62.0 million. In addition, the Company has accrued a Series B term note for an estimated $18.0 million which will be issued in connection with the acquisition of UL&H. The amount of the Series B term note is subject to possible adjustment under certain circumstances. Both notes will mature on March 31, 1999. From March 31, 1996 through June 30, 1996, the interest rate was set at 5.72%. Thereafter, the interest rate will be equal to the Company's average interest cost by reason of the availability of the revolving credit facility, as described below. Interest will be paid quarterly.

    Revolving Credit Facility

    In May 1996, the Company entered into an agreement with a consortium of financial institutions for a five-year unsecured revolving credit facility which provides a line of credit up to $1.25 billion through May 2001 with extension options through May 2003. The agreement provides for interest on committed advances at a rate equal to the London Interbank Offered Rate plus the applicable margin determined by the long-term unsecured debt ratings or the leverage ratio as outlined in the agreement, a reference rate or via a bid auction with the bank syndicate. Interest is determined using whichever of these methods is the most favorable to the Company. A facility fee based on the facility amount, regardless of utilization, will be payable quarterly. The facility fee rate will also be determined by the unsecured debt ratings or the leverage ratio of the Company. The agreement requires maintenance of certain financial ratios and contains other restrictive covenants. At June 30, 1996, $730.0 million was outstanding under this facility which was used for the payment of a dividend to WellPoint stockholders in connection with the Recapitalization. (See
    Note 3. Acquisitions and Recapitalization.) Also, at June 30, 1996, the Company was in compliance with the restrictive covenants outlined in the agreement.

                        WELLPOINT HEALTH NETWORKS, INC.
                   Notes to Consolidated Financial Statements
                                  (unaudited)


5.  EARNINGS PER SHARE

    Earnings per share is determined by dividing net income by the weighted average number of common shares outstanding during the period. The average number of common shares outstanding for the three month periods ended June 30, 1996 and 1995 was 84.6 million and 99.5 million, respectively. The weighted average number of common shares outstanding for the six month periods ended June 30, 1996 and 1995 was 92.1 million and 99.5 million, respectively. Fully diluted earnings per share is equivalent to the earnings per share indicated.

6.  COMMITMENTS AND CONTINGENCIES

    WellPoint has had lawsuits filed against it on behalf of its stockholders pertaining to an alleged breach by its Board of Directors of fiduciary duties by pursuing the Health Systems International ("HSI") transaction and allegedly rejecting certain other proposals without due consideration. WellPoint believes that its directors acted in good faith and in an independent, informed and appropriate manner in all aspects of their decision to approve the HSI transaction and not to approve alternative proposals. Based upon the foregoing, WellPoint believes that these lawsuits are without merit and intends to vigorously defend such actions.

    In addition, WellPoint and certain of its subsidiaries are also parties to various other legal proceedings, many of which involve claims for coverage encountered in the ordinary course of business. WellPoint, like HMOs and health insurers generally, excludes certain health care services from coverage under its HMO, PPO and other plans. WellPoint is, in its ordinary course of business, subject to the claims of its enrollees arising out of decisions to restrict treatment or to restrict reimbursement for certain services. The loss of even one such claim, if it results in a significant punitive damage award, could have a material adverse affect on WellPoint. In addition, the risk of potential liability under punitive damage theories may increase significantly the difficulty of obtaining reasonable settlements of coverage claims. However, the financial and operational impact that such evolving theories of recovery will have on the managed care industry generally, or WellPoint in particular, is at present unknown. Certain of such legal proceedings are or may be covered under insurance policies or indemnification agreements. Based upon information presently available, management of WellPoint is of the opinion that the final outcome of all such proceedings should not have a material adverse effect on WellPoint's results of operations or financial condition.

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

GENERAL

WellPoint Health Networks Inc. ("WellPoint" or the "Company") is one of the nation's largest publicly traded managed health care companies with approximately 4.2 million medical members, 12.0 million pharmacy members, 1.5 million dental members and 0.7 million life members. The Company offers a comprehensive array of managed care health plans through a health maintenance organization ("HMO"), a preferred provider organization ("PPO") and specialty managed care networks. WellPoint also provides claims processing, administrative and cost containment services to self- funded employers. Additionally, the Company offers workers' compensation and life insurance products.

The Company's primary market for the products it offers, excluding pharmacy managed care services, is the state of California. The Company is also actively pursuing expansion into new markets outside of California. With the acquisition of UniCARE Life and Health Insurance Company ("UL&H"), formally the Life and Health Benefits Management Division of Massachusetts Mutual Life Insurance Company, WellPoint serves medical members in 50 states.
Approximately 50% of UL&H's medical membership is concentrated in seven states:
California, New York, Texas, Georgia, Illinois, Massachusetts and Virginia.
Due in part to this acquisition, the Company's internal business units are now organized on a geographic basis, California and National. These business units target both individual and small business purchasers with up to 50 employees and large employers with 51 or more employees. The Company's networks and broad range of specialty managed care products allow it to pursue growth with individual, small business and large business purchasers.

Certain of the statements contained in this Quarterly Report on Form 10-Q are of a forward-looking nature and involve a number of risks and uncertainties which could cause actual results to differ from those projected and which are described in the section of this report entitled "External Influences Which May Impact Future Operations," the Company's 1995 Annual Report to Stockholders and in other documents filed from time to time with the Securities and Exchange Commission. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof.

RESULTS OF OPERATIONS

WellPoint's revenues are generated from premiums earned for health care and specialty services provided to its members, fees for administrative services, which includes claims processing and access to provider networks provided to self-insured employers, and investment income. WellPoint's operating expenses include: health care services and other benefits expenses consisting of payments for physicians, hospitals and other providers for health care and specialty products claims; selling expenses for broker and agent commissions; and general and administrative expenses.

The Company's consolidated results of operations for the three and six months ended June 30, 1996 include the results of operations of UL&H and the BCC Commercial Operations from March 31, 1996 and May 20, 1996, respectively, the effective dates of acquisition.

In connection with the UL&H acquisition, the Company expects to incur certain pre-tax restructuring costs during the remainder of 1996. These restructuring costs are currently anticipated to be $30 - $40 million, a portion of which is expected to be reflected in the Company's results of operations.

The following table sets forth selected operating ratios. The loss ratio for health care services and other benefits is shown as a percentage of premium revenue. All other ratios are shown as a percentage of premium revenue and management services revenue combined.

                                                                    Three Months Ended           Six Months Ended
                                                                         June 30,                    June 30,
                                                                    ------------------         ------------------
                                                                     1996         1995          1996         1995
                                                                    -----        -----         -----        -----
                     Operating Revenues:
                        Premium revenue                              95.8%        98.0%         96.6%        98.1%
                        Management services revenue                   4.2          2.0           3.4          1.9
                                                                    -----        -----         -----        -----
                                                                    100.0        100.0         100.0        100.0
                     Operating Expenses:
                        Health care services and other
                             benefits (loss ratio)                   77.4         76.5          76.3         74.8
                        Selling expense                               5.7          6.4           6.0          6.4
                        General and administrative expense           13.9         11.2          13.0         11.5

MEMBERSHIP

The following table sets forth membership data and the percent change in membership:

                                                                                 As of June 30,
                                                                         ---------------------------             Percent
                                                                            1996              1995               Change
                                                                         ---------         ---------             -------
                        MEDICAL MEMBERSHIP:
                        CALIFORNIA
                           Group Services:
                              HMO                                          643,554           624,006               3.1%
                              PPO and Other (a)                          1,190,155           752,636              58.1%
                                                                         ---------         ---------
                                 Total Group Services (b)                1,833,709         1,376,642              33.2%
                                                                         ---------         ---------
                           Consumer Services:
                              HMO                                          246,384           192,199              28.2%
                              PPO and other                              1,192,525         1,169,121               2.0%
                                                                         ---------         ---------
                                 Total Consumer Services                 1,438,909         1,361,320               5.7%
                                                                         ---------         ---------
                           Medi-Cal HMO Programs                            49,717            34,103              45.8%
                                                                         ---------         ---------
                        Total California Medical Membership (c)          3,322,335         2,772,065              19.9%
                                                                         ---------         ---------
                        NATIONAL
                           Group Services:
                              HMO                                            2,506                -                N/A
                              PPO and Other (a)                            905,884                -                N/A
                                                                         ---------         ---------
                                 Total Group Services (b)                  908,390                -                N/A
                                                                         ---------         ---------
                           Consumer Services:
                              PPO and Other                                 12,948                -                N/A
                                                                         ---------         ---------
                        Total National Membership                          921,338                -                N/A
                                                                         ---------         ---------
                        TOTAL MEDICAL MEMBERSHIP                         4,243,673         2,772,065              53.1%
                                                                         =========         =========

                           HMO                                             942,161           850,308                10.8%
                           PPO and Other                                 3,301,512         1,921,757              71.8%
                                                                         ---------         ---------
                        TOTAL MEDICAL MEMBERSHIP                         4,243,673         2,772,065              53.1%
                                                                         =========         =========


(a) California and National include 637,350 and 494,892 management services members, respectively, as of June 30, 1996. Of the 637,350 California management services members, 82,437 are from UL&H. California includes 437,204 management services members at June 30, 1995.

(b) At June 30, 1996, total UL&H medical membership was approximately 1,058,000, of which approximately 152,000 were California members and approximately 906,000 were National members.

(c) At June 30, 1996, total BCC Commercial Operations membership was approximately 270,300, of which all were California members.

                                                                                 As of June 30,
                                                                       -----------------------------              Percent
                                                                          1996               1995                 Change
                                                                       ----------          ---------              -------
                        SPECIALTY MEMBERSHIP:
                           Pharmacy                                    11,942,099          8,517,281                40.2%
                           Dental                                       1,466,640            494,729               196.5%
                           Disability                                     111,015                -                   N/A
                           Behavioral Health                              446,789            334,179                33.7%
                           Life                                           735,378            334,753               119.7%


The 1996 specialty membership includes the acquisition of UL&H which had approximately 0.5 million pharmacy members, 0.9 million dental members, 0.1 million disability members and 0.4 million life members as of June 30, 1996.


COMPARISON OF RESULTS FOR SECOND QUARTER 1996 TO SECOND QUARTER 1995

Premium revenue increased 34.5% to $985.7 million for the quarter ended June 30, 1996 from $732.6 million for the quarter ended June 30, 1995. Of the $253.1 million increase, $174.5 million and $24.9 million were attributable to the acquisitions of UL&H and the BCC Commercial Operations, respectively.
Also contributing to the increase were moderate increases in the medical premiums per member. In addition, workers' compensation premium revenues increased 55.0% from the 1995 second quarter to the 1996 second quarter due to a large increase in the number of insured employer groups, primarily in the small employer and California school districts workers' compensation markets. Dental premium revenue increased largely due to an increase in membership as a result of the introduction of a new Dental PPO. The increase in premium revenue was partially offset by the conversion of some PPO Cost Plus members to management services arrangements in 1995. This conversion was principally due to regulatory actions taken by the California Department of Corporations ("DOC") related to licensure requirements.

Management services revenue increased $28.3 million, or 187.7%, to $43.4 million for the quarter ended June 30, 1996 from $15.1 million in 1995. The increase was primarily due to $23.3 million of management services revenue from UL&H. Also contributing to the increase were new pharmacy and clinical management accounts, revenue from BCC Commercial Operations and the conversion of PPO Cost Plus members to management services arrangements. The PPO Cost Plus conversion, which was substantially completed by December 1995, did not have a material impact on net income.

COMPARISON OF RESULTS FOR SECOND QUARTER 1996 TO SECOND QUARTER 1995
(CONTINUED)

Investment income decreased to $36.4 million for the quarter ended June 30, 1996 as compared to $40.8 million for the same period in 1995 due in part to lower pretax net gains on the sales of investment securities in 1996 of $4.0 million as compared to pretax net gains in 1995 of $10.5 million. Interest income on the Company's investment portfolio excluding UL&H and the BCC Commercial Operations decreased $6.9 million, mainly due to foregone interest income on cash and investment balances used for the purchases of UL&H and the BCC Commercial Operations as well as the Recapitalization. This decrease was offset by additional interest income of $8.0 million earned on cash and investments acquired through the purchases of UL&H and the BCC Commercial Operations, resulting in an overall net increase to interest income.

Health care services and other benefits expense increased 36.1% to $763.0 million for the quarter ended June 30, 1996 from $560.7 million in 1995. Of the $202.2 million increase, $137.2 is attributable to UL&H and $23.2 million is attributable to the BCC Commercial Operations. Increased health care services expense also resulted from the new PPO co-pay product which replaced deductibles with modest co-payments causing more costs to be absorbed up front compared to the prior year, benefit design changes which eliminated deductibles for some pharmacy products and membership gains in medical and specialty products. These increases were partially offset by savings from hospital recontracting and the effect of the PPO Cost Plus transfer to management services discussed in the premium revenue section above. The loss ratio for the second quarter of 1996 increased to 77.4% compared to 76.5% in 1995 due to the PPO benefit changes described above, an increase in the loss and loss adjustment expense reserves related to a portion of the Company's workers' compensation business and the incremental effect of the UL&H and the BCC Commercial Operations on the Company's overall results. UL&H and the BCC Commercial Operations have traditionally experienced higher medical loss ratios than the Company. Additionally, the Company may experience higher medical loss ratios during the remainder of 1996 due to the incremental effect of the UL&H and BCC Commercial Operations businesses. The increase in the loss ratio was partially offset by the Company's continuing cost containment efforts, such as the hospital recontracting program implemented in 1996. The program provides incentives to those hospitals that are successful at controlling costs. Excluding the acquisitions, the loss ratio for the quarter ended June 30, 1996 on the Company's existing block of business was 76.6%, consistent with the prior year.

Selling expense consists of commissions paid to outside brokers and agents representing the Company. Selling expense for the second quarter of 1996 increased 21.3% to $58.3 million compared to $48.0 million for the second quarter of 1995, corresponding with continued overall premium revenue growth and an additional $7.1 million in selling expense attributable to UL&H. However, the selling expense ratio decreased for the quarter ended June 30, 1996 to 5.7% from 6.4%, largely due to the acquisitions of UL&H and BCC Commercial Operations which both have a lower selling expense ratio.

COMPARISON OF RESULTS FOR SECOND QUARTER 1996 TO SECOND QUARTER 1995
(CONTINUED)

Excluding the acquisitions, the selling expense ratio would have remained constant at 6.4%.

General and administrative expense for the quarter ended June 30, 1996 increased 71.5% to $143.5 million from $83.7 million for the comparable quarter in 1995, largely due to the acquisition of UL&H which contributed $51.1 million to general and administrative expense. The administrative expense ratio increased to 13.9% for the quarter ended June 30, 1996 compared to 11.2% for the quarter ended June 30, 1995, primarily due to the acquisition of UL&H and the Company's continued investments in national expansion. The increase was partially offset by the BCC Commercial Operations lower administrative expense ratio. Excluding UL&H the administrative expense ratio would have been 11.1% for the second quarter of 1996 compared to 11.2% for the second quarter of 1995, due in part to the Company's focus on controlling its administrative costs. UL&H has historically had a higher administrative expense ratio due to its higher percentage of management services business.

Interest expense was $10.9 million for the quarter ended June 30, 1996. The Company had no interest expense during the comparable period in 1995. The interest expense in the current period related to $775 million drawn under the Company's revolving credit facility on May 15, 1996 to fund the payment of the special dividend, as well as interest on the Series A and Series B term notes issued in connection with the acquisition of UL&H. As of June 30, 1996, indebtedness under the credit facility and the Series A and Series B term notes bore interest at a rate of 5.72% per annum.

WellPoint's net income for the quarter ended June 30, 1996 was $49.8 million or $0.59 per share compared to $55.4 million or $0.56 per share for the quarter ended June 30, 1995. The weighted average number of common shares outstanding for the quarters ended June 30, 1996 and 1995 was 84.6 million and 99.5 million, respectively. Earnings per share is determined by dividing net income by the weighted average number of common shares outstanding during the period. The number of shares outstanding decreased as a result of the share exchange occurring in connection with the Recapitalization. As a result of the reduction in number of shares outstanding, in conjunction with the $10.00 per share dividend (which was funded with the incurrence of substantial indebtedness) and other actions taken in connection with the Recapitalization, earnings per share data for the current and prior-year periods should not be viewed as directly comparable. (See Note 3 to the Consolidated Financial Statements for a fuller description of the actions taken in connection with these transactions.)

COMPARISON OF RESULTS FOR THE SIX MONTHS ENDED JUNE 30, 1996 TO THE SIX MONTHS ENDED JUNE 30, 1995

Premium revenue increased 19.9% to $1,748.9 million for the six months ended June 30, 1996 from $1,458.5 million for the six months ended June 30, 1995. As discussed above, premium revenues of $174.5 million and $24.9 million were attributable to the acquisitions of UL&H and the BCC Commercial Operations, respectively. Also contributing to increased premium revenues were moderate increases in the premiums per member. In addition, workers' compensation premiums increased 61.0% from the first six months of 1995 to the first six months of 1996 due to a large increase in the number of insured employer groups, primarily in the small employer and California school districts workers' compensation markets. Dental premium revenue increased largely due to an increase in membership as a result of the introduction of a new Dental PPO. The increase in premium revenue was partially offset by the conversion of some PPO Cost Plus members to management services arrangements in 1995.
This conversion was

COMPARISON OF RESULTS FOR THE SIX MONTHS ENDED JUNE 30, 1996 TO THE SIX MONTHS ENDED JUNE 30, 1995 (CONTINUED)

principally due to regulatory actions taken by the California Department of Corporations ("DOC") related to licensure requirements.

Management services revenue increased $33.0 million to $61.7 million for the six months ended June 30, 1996 from $28.7 million for the six months ended June 30, 1995. The increase was primarily due to $23.3 million of management services revenue from UL&H. Also contributing to the increase were new pharmacy and clinical management accounts, revenue from BCC Commercial Operations, and the conversion of PPO Cost Plus members to management services arrangements. The PPO Cost Plus conversion, which was substantially completed by December 1995, did not have a material impact on net income.

Investment income increased to $72.4 million for the six months ended June 30, 1996 as compared to $69.4 million for the same period in 1995 due to increased interest income of $62.4 million compared to $59.1 million in the prior year. The increase was primarily due to additional interest of $8.0 million earned on UL&H and BCC Commercial Operations investments. However, interest income on the Company's investment portfolio excluding UL&H and the BCC Commercial Operations decreased from $59.1 million for the first six months of 1995 to $54.4 million for the first six months of 1996 due to foregone interest income on cash and investment balances used for the acquisitions and the Recapitalization. Lower pretax net gains on the sales of investment securities in 1996 of $8.9 million as compared to pretax net gains of $10.2 million in the prior year also partially offset the increased interest income.

Health care services and other benefits expense increased 22.3% to $1,334.7 million for the first six months of 1996 from $1,091.0 million in 1995. Of the $243.7 million increase, $137.2 is attributable to UL&H and $23.2 million is attributable to the BCC Commercial Operations. Increased health care services also resulted from the new PPO co-pay product which replaced deductibles with modest co-payments causing more costs to be absorbed up front compared to the prior year, benefit design changes which eliminate deductibles for some pharmacy products and from membership gains in medical and specialty products. These increases were partially offset by savings from hospital recontracting and by the effect of the PPO Cost Plus transfer to management services discussed in the premium revenue section above. The loss ratio for the first six months of 1996 increased to 76.3% compared to 74.8% in 1995 due to the PPO benefits changes described above, an increase in the loss and loss adjustment expense reserves related to a portion of the Company's workers' compensation business and the incremental effect of the UL&H and the BCC Commercial Operations on the Company's overall results. UL&H and the BCC Commercial Operations have traditionally experienced higher medical loss ratios than the Company. Additionally, the Company may experience higher medical loss ratios during the remainder of 1996 due to the incremental effect of the UL&H and BCC Commercial Operations. The increase in the loss ratio was partially offset by the Company's continuing cost containment efforts, such as the hospital recontracting program implemented in 1996. The hospital recontracting program provides

COMPARISON OF RESULTS FOR THE SIX MONTHS ENDED JUNE 30, 1996 TO THE SIX MONTHS ENDED JUNE 30, 1995 (CONTINUED)

incentives to those hospitals that are successfully controlling costs. Excluding the acquisitions, the loss ratio on the Company's existing block of business increased to 75.8% for the six months ended June 30, 1996.

Selling expense for the six months ended June 30, 1996 increased 13.4% to $107.7 million compared to $95.0 million for the comparable period in 1995, corresponding with continued overall premium revenue growth and an additional $7.1 million in selling expense attributable to UL&H. The selling expense ratio decreased slightly for the first six months of 1996 to 6.0% from 6.4% for the prior year largely due to the acquisitions of UL&H and the BCC Commercial Operations, which both have a lower selling expense ratio. Excluding the acquisitions, the selling expense ratio would have decreased to 6.3% for the six months ended June 30, 1996 from 6.4% for the comparable period in the prior year.

General and administrative expense for the six months ended June 30, 1996 increased 37.4% to $235.8 million from $171.6 million for the same period in 1995. Of the $64.2 million increase, $51.1 million resulted from the UL&H acquisition. The administrative expense ratio increased to 13.0% for the first six months of 1996 compared to 11.5% in 1995 primarily due to the increased administrative expense associated with the Company's continued investment in national expansion and the acquisition of UL&H. The increase was partially offset by the BCC Commercial Operations lower administrative expense ratio. Excluding UL&H the administrative expense ratio would have been 11.5%, due in part to the Company's focus on controlling its administrative costs. UL&H has historically had a higher administrative expense ratio due to its higher percentage of management services business.

Interest expense was $10.9 million for the six months ended June 30, 1996.
The Company had no interest expense during the comparable period in 1995. The interest expense in the current period related to $775 million drawn under the Company's revolving credit facility on May 15, 1996 to fund the payment of the special dividend, as well as interest on the Series A and Series B term notes issued in connection with the acquisition of UL&H.

WellPoint's net income for the six months ended June 30, 1996 was $109.9 million or $1.19 per share compared to $114.9 million or $1.16 per share for the six months ended June 30, 1995. The average number of common shares outstanding for the six months ended June 30, 1996 and 1995 was 92.1 million and 99.5 million, respectively. Earnings per share is determined by dividing net income by the weighted average number of common shares outstanding during the period. The number of shares outstanding decreased as a result of the share exchange occurring in connection with the Recapitalization. As a result of the reduction in number of shares outstanding, in conjunction with the $10.00 per share dividend (which was funded with the incurrence of substantial indebtedness) and other actions taken in connection with the Recapitalization, earnings per share data for the current- and prior-year period should not be viewed as directly comparable. (See Note 3 to the Consolidated Financial Statements for a fuller description of the actions taken in connection with these transactions.)

FINANCIAL CONDITION

The Company's consolidated assets increased by $642.9 million to $3,322.2 million as of June 30, 1996. This represents a 24.0% increase from $2,679.3 million as of December 31, 1995 and resulted primarily from the acquisitions of UL&H and the BCC Commercial Operations as well as cash flow generated from operations. Cash and investments were $2,107.6 million as of June 30, 1996 or 63.4% of total assets.

The Company issued a Series A term note for $62.0 million during the first quarter of 1996 for the acquisition of UL&H. In addition, the Company accrued for a Series B term note for an estimated $18.0 million during the first quarter of 1996. The Series B note is expected to be issued during the third quarter of 1996. The amount of the Series B term note is subject to possible adjustment under certain circumstances. Also outstanding at June 30, 1996 was $730.0 million outstanding under the Company's revolving credit facility for payment of a dividend to the WellPoint stockholders in connection with the Recapitalization. (See Note 3. Acquisitions and Recapitalization and Note 4. Long-Term Debt.) The Company had no long-term borrowings outstanding as of December 31, 1995.

Equity totaled $761.3 million as of June 30, 1996, a decrease of $909.0 million from December 31, 1995. The decrease resulted primarily from the $995.0 million dividend to the WellPoint stockholders, the exchange of Old WellPoint stock in connection with the Recapitalization (see Note 3. Acquisitions and Recapitalization) and a $27.9 million decrease in the unrealized valuation adjustment on investment securities, net of deferred taxes, due to an increase in market interest rates in 1996 compared to 1995. The decrease was partially offset by net income of $109.9 million for the first six months of 1996.

LIQUIDITY AND CAPITAL RESOURCES

The Company's primary sources of cash are from premiums received, management services revenues and investment income. The primary uses of cash include health care claims, capitation payments, repayment of long-term debt, interest expense, broker and agent commissions and administrative expenses. The Company receives premium revenue in advance of anticipated claims for related health care services and other benefits. The Company's investment policies are designed to provide liquidity, preserve capital and maximize yield. Cash and investment balances maintained by the Company are sufficient to meet applicable regulatory financial stability and net worth requirements. As of June 30, 1996, the Company's investment portfolio consisted primarily of fixed maturity securities (which are primarily rated "A" or better by rating agencies) and equity securities.

Net cash flow provided by operating activities was $152.7 million for the six months ended June 30, 1996 compared with $51.3 million for the comparable period in 1995. The positive cash flow from operations is mainly due to additional revenue generated through the acquisitions of UL&H and the BCC Commercial Operations as well as increased membership growth in the small group segment with new product introductions. The cash provided by these activities was partially offset by an increase in other non-current assets due to a net $23.6 million that the Company paid in the 1996 first quarter in connection with the new headquarters building lease.

Net cash used by investing activities for the first six months of 1996 totaled $480.6 million, compared with net cash provided by investing activities of $293.2 million for the comparable period in 1995. The decrease resulted primarily from the acquisition of UL&H during the first quarter of 1996 for a purchase price of $380.0 million plus an estimated purchase price adjustment of $18.0 million based on closing equity. The Company issued, to the seller, a Series A term note for $62.0 million during the first quarter of 1996 and will issue a Series B term note for approximately $18.0 million in connection with the acquisition. UL&H subsidiary cash acquired was $28.1 million. The net cash used for the acquisition of UL&H amounted to $300.1 million. During the remainder of 1996, the Company expects to incur approximately $30 - $40 million of restructuring costs related to this acquisition, a portion of which is expected to be reflected in the Company's results of operations. In 1995, the net proceeds from the sale and maturities of investments were invested in highly liquid securities in anticipation of the cash requirements for the acquisitions of UL&H and the BCC Commercial Operations as well as the dividend to the WellPoint stockholders in connection with the Recapitalization. Furthermore, the BCC Commercial Operations were acquired during the second quarter of 1996 for a purchase price of $235.0 million. Subsidiary cash acquired was $122.7 million, resulting in net cash used for the acquisition of $112.3 million. (See Note 3. Acquisitions and Recapitalization .)

The Company believes that cash flow generated by operations, its cash and investment balances and its new credit facility (see Note 4. Long- Term Debt) will be sufficient to fund continuing operations and other capital requirements for the foreseeable future.

EXTERNAL INFLUENCES WHICH MAY IMPACT FUTURE OPERATIONS

The health care industry is affected by various external factors, including rising health care costs, intense price competition, health care reform (including the recently enacted federal health care reform legislation) and other regulatory issues. As the Company focuses on its future as a leader in the health care industry, management continues to monitor these and other factors that contribute to uncertainty in the health care environment.

The Company's future results will depend in large part on accurately predicting health care costs and upon its ability to control future health care costs through underwriting criteria, utilization management and negotiation of favorable provider contracts. The aging of the population and other demographic characteristics and advances in medical technology continue to contribute to rising health care costs. Changes in health care practices, inflation, new technologies and numerous other factors affecting the delivery and cost of health care, many of which are beyond the control of the Company, may adversely affect the Company's ability to predict and control health care costs and claims.

WellPoint operates primarily in a single industry segment, managed health care. The two primary business activities within the segment ([a] managed care products and [b] management services products, including specialty managed care services) are marketed through two internal business units which are organized on a geographic basis, California and National. The geographic business units are divided further into individual and small group businesses versus larger employers because of the distinctive differences in the focus needed in targeting each of these markets. The combined cost ratios (medical costs and expenses) for the small group and individual businesses and the large group business vary due primarily to differing product mix between the managed care and management services products and different distribution costs. A greater percentage of small group and individual membership is comprised of higher risk managed care products, which tend to be more profitable than the lower risk managed care and management services products as a result of higher deductible and co-payments and increased profit margins generally associated with higher underwriting risks. The group services membership is comprised primarily of capitated managed care products and management services products which result in lower margins as a result of the lower level of underwriting risk related to the capitated products and the non-risk nature of the management services products. However, over the past three years, margin erosion has been greater in the individual and small group business than in the large group business primarily as a result of higher medical cost trends, slower growth in membership, product mix change and greater competitive pressure on premium increases. The spread between the profitability of the individual and small group business and large group business in California was 7.7% for the six months ended June 30, 1996 and 8.3% for the six months ended June 30, 1995.

                          PART II.  OTHER INFORMATION


ITEM 1.  Legal Proceedings

See Note 6 - Commitments and Contingencies for information regarding legal proceedings.

ITEM 4.  Submission of Matters to a Vote of Securityholders.

        On May 8, 1996, a special meeting of the stockholders of the predecessor to the Company was held. The sole agenda item for such meeting was the adoption of the proposal for the Recapitalization. See Note 3 to the Consolidated Financial Statements. The combined vote of the predecessor entity's Class A and Class B Common Stock was as follows:

                Votes FOR:        812,684,345

                Votes AGAINST:         48,869

                Votes ABSTAIN:         28,331

There were no broker non-votes in connection with such voting.

ITEM 5.  Other Information

See Note 3 - Acquisitions and Recapitalization.

         (a)     Exhibits

Exhibit
Number   Exhibit
- ------   -------
 2.01    Recapitalization Agreement dated as of March 31, 1995 by and among Blue Cross of California, WellPoint Health Networks
         Inc., Western Health Partnerships and Western Foundation for Health Improvement, incorporated by reference to Exhibit 2.1 of Registrant's Form S-4 dated April 8, 1996

 2.02    Purchase and Sale Agreement, dated as of January 5, 1996, by and among the Registrant and Massachusetts Mutual Life
         Insurance Company, incorporated by reference to Exhibit 2.1 of Registrant's 8-K dated January 5, 1996

 3.01    Amended and Restated Articles of Incorporation of the Registrant, incorporated by reference to Exhibit 3.1 of Registrant's
         Form 8-K dated May 20, 1996

 3.02    Bylaws of the Registrant, incorporated by reference to Exhibit 3 of Registrant's Form 8-K dated May 20, 1996

 3.03    Agreement of Merger dated as of May 20, 1996 by and among the Registrant, WellPoint Health Networks Inc., a Delaware
         corporation, Western Health Partnerships and Western Foundation for Health Improvement, incorporated by reference to
         Exhibit 3.3 of Registrant's Form 8-K dated May 20, 1996

 4.01    Specimen of common stock certificate of WellPoint Health Networks Inc., incorporated by reference to Exhibit 4.1 of
         Registrant's Form S-4 dated April 8, 1996

10.01    Line of Business Assignment and Assumption Agreement dated as of February 1, 1993 among the Registrant, its subsidiaries and BCC, incorporated by reference to exhibit 10.01 of Registrant's Form 10-K for the fiscal year ended December 31, 1992

10.02    Administrative Services and Product Marketing Agreement dated as of February 1, 1993 among the Registrant, its subsidiaries and BCC, incorporated by reference to Exhibit 10.02 of Registrant's Form 10-K for the fiscal year ended
         December 31, 1992

10.03    Master Subscriber Agreements dated as of January 27, 1993 between the Registrant's subsidiaries and BCC, incorporated by reference to Exhibit 10.03 of Registrant's Form 10-K for the fiscal year ended December 31, 1992

10.04    Tax Allocation Agreement dated as of February 1, 1993 among the Registrant, its subsidiaries and BCC and its subsidiaries, incorporated by reference to Exhibit 10.04 of Registrant's Form 10-K for the fiscal year ended December 31, 1992

Exhibit
Number   Exhibit
- ------   -------
10.05    Office Building Lease for Corporate Headquarters, dated December 17, 1987, between BCC and JMB/Warner Center Associates, incorporated by reference to Exhibit 10.05 of the Registrant's Form S-1 Registration Statement No. 33-54898

10.06    Office Space Lease for Oakland, CA offices, dated December 10, 1985, between BCC and Webster Street Partners, Ltd., incorporated by reference to Exhibit 10.06 of the Registrant's Form S-1 Registration Statement No. 33-54898

10.07    Office Space Lease for Westlake, CA offices, dated October 29, 1986, between BCC and Westlake Business Park, Ltd., incorporated by reference to Exhibit 10.07 of the Registrant's Form S-1 Registration Statement No. 33-54898

10.08    Administrative Agreement, dated as of June 1, 1988, between BCC and INSURx, Inc., incorporated by reference to Exhibit
         10.08 of the Registrant's Form S-1 Registration Statement No. 33-54898

10.09    License Agreement dated January 1, 1991 between the Blue Cross Blue Shield association and BCC, incorporated by reference to Exhibit 10.22 of Registrant's Form S-1 Registration Statement No. 33-54898

10.10    Controlled Affiliate License Agreement dated January 8, 1993 among the Blue Cross Blue Shield Association, CaliforniaCare
         Health Plans and BCC, incorporated by reference to Exhibit 10.23 of Registrant's Form S-1 Registration Statement
         No. 33-54898

10.11    Undertakings dated January 7, 1993 by BCC, the Registrant and the Registrant's subsidiaries to the California Department of Corporations, incorporated by reference to Exhibit 10.24 of Registrant's Form S-1 Registration Statement No. 33-54898

10.12    Office Space Lease for Newbury Park, CA offices, dated January 13, 1993 between BCC and Metropolitan Life Insurance
         Company, incorporated by reference to Exhibit 10.12 of Registrant's Form 10-K for the fiscal year ended December 31, 1992

10.13    Office Space Lease for Calabasas, CA offices, dated August 26, 1992 between BCC and Lost Hills Office Partners, First
         Amendment to Office Lease between Lost Hills Office Partners and BCC, dated November 1, 1992, and Subordination, Non-
         Disturbance and Attornment Agreement, dated January 7, 1993, between BCC and DAG Management, incorporated by reference to
         Exhibit 10.13 of Registrant's Form 10-K for the fiscal year ended December 31, 1992

Exhibit
Number   Exhibit
- ------   -------
10.14    WellPoint Health Networks Inc. Officer Change in Control Plan,  incorporated by reference to Exhibit 10.14 of Registrant's
         Form 10-K for the fiscal year ended December 31, 1993
10.15    Supplemental Pension Plan of Blue Cross of California, incorporated by reference to Exhibit 10.15 of Registrant's Form
         10-K for the fiscal year ended December 31, 1992

10.16    Blue Cross of California Deferred Compensation Plan, incorporated by reference to Exhibit 10.13 of the Registrant's Form
         S-1 Registration Statement No. 33-54898

10.17    Form of Supplemental Life and Disability Insurance Policy, incorporated by reference to Exhibit 10.14 of the Registrant's
         Form S-1 Registration Statement No. 33-54898

10.18    Employment Agreement, dated June 6, 1991, between the Registrant and Leonard D. Schaeffer, incorporated by reference to
         Exhibit 10.15 of the Registrant's Form S-1 Registration Statement No. 33-54898

10.19    Special Executive Retirement Plan dated as of March 29, 1993 among BCC, the Registrant and Leonard D. Schaeffer, incorporated by reference to Exhibit 10.19 of Registrant's Form 10-K for the fiscal year ended December 31, 1992

10.20    Form of Indemnification Agreement between the Registrant and its Directors and Officers, incorporated by reference to
         Exhibit 10.17 of the Registrant's Form S-1 Registration Statement No. 33-54898

10.21    Management Retention Agreement, dated as of January 8, 1993 between the Registrant and D. Mark Weinberg, incorporated by reference to Exhibit 10.21 of Registrant's Form 10-K for the fiscal year ended December 31, 1992

10.22    Management Retention Agreement, dated as of January 8, 1993 between the Registrant and Ronald Williams, incorporated by reference to Exhibit 10.22 of Registrant's Form 10-K for the fiscal year ended December 31, 1992

10.23    Management Retention Agreement, dated as of January 8, 1993 between the Registrant and Yon Y. Jorden, incorporated by reference to Exhibit 10.23 of Registrant's Form 10-K for the fiscal year ended December 31, 1993

10.24    Officer Severance Agreement, dated as of July 1, 1993, between the Registrant and Thomas C. Geiser, incorporated by reference to Exhibit 10.24 of Registrant's Form 10-K for the fiscal year ended December 31, 1993

Exhibit
Number   Exhibit
- ------   -------
10.25    First Amendment to Special Executive Retirement Plan dated as of March 29, 1993 among BCC, the Registrant and Leonard D.
         Schaeffer (Exhibit 10.19), effective January 1, 1993, incorporated by reference to Exhibit 10.25 of Registrant's Form 10-K for the fiscal year ended December 31, 1993
10.26    WellPoint Health Networks Inc. Long-Term Performance Incentive Plan, effective February 1, 1993, incorporated by reference to Exhibit 10.26 of Registrant's Form 10-K for the fiscal year ended December 31, 1993

10.27    WellPoint Companies Management Incentive Award Plan 1993, incorporated by reference to Exhibit 10.27 of Registrant's Form
         10-K for the fiscal year ended December 31, 1993

10.28    CaliforniaCare Health Plans Management Incentive Award Plan 1993, incorporated by reference to Exhibit 10.28 of
         Registrant's Form 10-K for the fiscal year ended December 31, 1993

10.29    Executive Benefiting You Highlights Brochure, incorporated by reference to Exhibit 10.29 of Registrant's Form 10-K for the fiscal year ended December 31, 1993

10.30    Employment Agreement, dated November 9, 1994, between the Registrant and Leonard D. Schaeffer, incorporated by reference to Exhibit 10.30 of Registrant's Form 10-K for the fiscal year ended December 31, 1994

10.31    Amendment to Employment Agreement dated June 6, 1991 between BCC and  Leonard D. Schaeffer (Exhibit 10.18), effective
         December 8, 1994, incorporated by reference to Exhibit 10.31 of Registrant's Form 10-K for the fiscal year ended December
         31, 1994

10.32    WellPoint Health Networks Inc. 1994 Long-Term Incentive Plan, incorporated by reference to Exhibit 10.32 of Registrant's
         Form 10-K for the fiscal year ended December 31, 1994

10.33    WellPoint Health Networks Inc. Officer Change in Control Plan as amended January 5, 1995, incorporated by reference to
         Exhibit 10.33 of Registrant's Form 10-K for the fiscal year ended December 31, 1994

10.34    Form of Officer Severance Agreement of the Registrant, incorporated by reference to Exhibit 10.34 of Registrant's Form
         10-K for the fiscal year ended December 31, 1994

10.35    WellPoint Health Networks Inc. Management Retention Agreement between the Registrant and Ronald A. Williams, amended and restated effective as of January 5, 1995, incorporated by reference to Exhibit 10.35 of Registrant's Form 10-K for the fiscal year ended December 31, 1994

Exhibit
Number   Exhibit
- ------   -------
10.36    WellPoint Health Networks Inc. Management Retention Agreement between the Registrant and D. Mark Weinberg, amended and restated effective as of January 5, 1995, incorporated by reference to Exhibit 10.36 of Registrant's Form 10-K for the fiscal year ended December 31, 1994

10.37    WellPoint Health Networks Inc. Management Retention Agreement between the Registrant and David S. Helwig, amended and restated effective as of January 5, 1995, incorporated by reference to Exhibit 10.37 of Registrant's Form 10-K for the fiscal year ended December 31, 1994

10.38    WellPoint Health Networks Inc. Management Retention Agreement between the Registrant and Yon Y. Jorden, amended and restated January 5, 1995, incorporated by reference to Exhibit 10.38 of Registrant's Form 10-K for the fiscal year ended
         December 31, 1994

10.39    Amendment to Administrative Services and Product Marketing Agreement dated as of February 1, 1993 among the Registrant, its subsidiaries and BCC (Exhibit 10.02), amended as of January 1, 1995, incorporated by reference to Exhibit 10.39 of
         Registrant's Form 10-K for the fiscal year ended December 31, 1994

10.40    Amendment to Administrative Services and Product Marketing Agreement dated as of February 1, 1993 among the Registrant, its subsidiaries and BCC (Exhibit 10.02), amended as of February 1, 1995, incorporated by reference to Exhibit 10.40 of
         Registrant's Form 10-K for the fiscal year ended December 31, 1994

10.41    Agreement of Purchase and Sale and Escrow Instructions, dated as of December 16, 1994, between Registrant and Pardee
         Construction Company, incorporated by reference to Exhibit 10.41 of Registrant's Form 10-K for the fiscal year ended
         December 31, 1994

10.42    First Amendment to Office Building Lease for Corporate Headquarters dated December 17, 1987 between BCC and JMB/Warner
         Center Associates (Exhibit 10.05), dated as of February 7, 1989, incorporated by reference to Exhibit 10.42 of Registrant's
         Form 10-K for the fiscal year ended December 31, 1994

10.43    Credit Agreement, dated as of October 19, 1994, among the Registrant, Bank of America, National Trust and Savings
         Association, Chemical Bank and Other Financial Institutions, incorporated by reference to Exhibit 10.43 of Registrant's
         Form 10-K for the fiscal year ended December 31, 1994

10.44    First Amendment to Credit Agreement, dated as of March 7, 1995, among the Registrant, Bank of America National Trust and
         Savings Association, and other Financial Institutions, incorporated by reference to Exhibit 10.44 of Registrant's Form 10-K for the fiscal year ended December 31, 1994

Exhibit
Number   Exhibit
- ------   -------
10.45    Orders Approving Notice of Material Modification and Undertakings dated September 7, 1995 by BCC, the Registrant and the
         Registrant's subsidiaries to the California Department of Corporations, incorporated by reference to Exhibit 10.47 of
         Registrant's Form 10-Q for the quarter ended September 30, 1995

10.46    Second Amendment to Credit Agreement, dated as of October 16, 1995, among the Registrant, Bank of America National Trust and Savings Association and other Financial Institutions, incorporated by reference to Exhibit 10.48 of Registrant's Form
         10-Q for the quarter ended September 30, 1995

10.47    WellPoint Health Networks Inc. Stock Option/Award Plan, incorporated by reference to Exhibit 10.45 of Registrant's Form
         10-K for the fiscal year ended December 31, 1995

10.48    Lease Agreement, dated as of January 1, 1996, by and between TA/Warner Center Associates II, L.P., and the Registrant
         (supersedes Exhibit 10.05 and Exhibit 10.42), incorporated by reference to Exhibit 10.46 of Registrant's Form 10-K for the fiscal year ended December 31, 1995

10.49    Letter, dated November 13, 1995, from the Registrant to Ronald A. Williams regarding severance benefits, together with underlying Officer Severance Agreement, incorporated by reference to Exhibit 10.47 of Registrant's Form 10-K for the fiscal year ended December 31, 1995

10.50    Letter, dated November 31, 1995 from the Registrant to D. Mark Weinberg regarding severance benefits, together with underlying Officer Severance Agreement, incorporated by reference to Exhibit 10.48 of Registrant's Form 10-K for the fiscal year ended December 31, 1995

10.51    Letter, dated November 13, 1995, from the Registrant to Thomas C. Geiser regarding severance benefits, incorporated by reference to Exhibit 10.49 of Registrant's Form 10-K for the fiscal year ended December 31, 1995

10.52    Amended and Restated Undertakings dated March 5, 1996 by BCC, the Registrant and the Registrant's Subsidiaries to the
         California Department of Corporations, incorporated by reference to Exhibit 99.1 of the Registrant's Current Report on
         Form 8-K dated March 5, 1996

10.53    Senior Series A Term Note dated March 31, 1996 between the Registrant and Massachusetts Mutual Life Insurance Company,
         incorporated by reference to Exhibit 10.53 of the Registrant's Form 10-Q for the Quarter ended March 31, 1996

Exhibit
Number   Exhibit
- ------   -------
10.54    Voting Trust Agreement dated as of May 20, 1996 by and between the Registrant , Western Health Partnerships and Wilmington
         Trust Company, incorporated by reference to Exhibit 99.2 of Registrant's Form 8-K dated May 20, 1996

10.55    Voting Agreement dated as of May 8, 1996 by and among the Registrant and Western Health Partnerships, incorporated by reference to Exhibit 99.3 of Registrant's Form 8-K dated May 20, 1996

10.56    Share Escrow Agent Agreement dated as of May 20, 1996 by and between the Registrant and U.S. Trust Company of California,
         N.A., incorporated by reference to Exhibit 99.4 of Registrant's Form 8-K dated May 20, 1996

10.57    Registration Rights Agreement dated as of May 20, 1996 by and between the Registrant and Western Health Partnerships, incorporated by reference to Exhibit 99.5 of Registrant's Form 8-K dated May 20, 1996

10.58    Blue Cross License Agreement effective as of May 20, 1996 by and among the Blue Cross and Blue Shield Association and the
         Registrant (supersedes Exhibit 10.09), incorporated by reference to Exhibit 99.6 of Registrant's Form 8-K dated May 20,
         1996

10.59    California Blue Cross License Addendum effective as of May 20, 1996 by and between the Blue Cross and Blue Shield
         Association and the Registrant, incorporated by reference to Exhibit 99.7 of Registrant's Form 8-K dated May 20, 1996

10.60    Blue Cross Affiliated License Agreement effective as of May 20, 1996 by and between the Blue Cross and Blue Shield
         Association and CaliforniaCare Health Plans, incorporated by reference to Exhibit 99.8 of Registrant's Form 8-K dated May
         20, 1996

10.61    Indemnification Agreement dated as of May 17, 1996 by and among the Registrant, WellPoint Health Networks Inc., a Delaware
         corporation, and Western Health Partnerships, incorporated by reference to Exhibit 99.9 of Registrant's Form 8-K dated May
         20, 1996

10.62    Credit Agreement dated as of May 15, 1996 by and among the Registrant, Bank of America National Trust and Savings
         Association, as Administrative Agent, NationsBank of Texas, N.A., as Syndication Agent, Chemical Bank, as Documentation
         Agent, and the other financial institutions named therein, incorporated by reference to Exhibit 99.10 of Registrant's Form
         8-K dated May 20, 1996

Exhibit
Number   Exhibit
- ------   -------
10.63    WellPoint Health Networks Inc. Employee Stock Option Plan, incorporated by reference to the Registrant's Registration
         Statement on Form S-8 Registration No. 333-05111)

10.64    WellPoint Health Networks Inc. Employee Stock Purchase Plan, incorporated by reference to the Registrant's Registration
         Statement on Form S-8 (Registration No. 333-05111)

21       Subsidiaries of WellPoint Health Networks Inc. and subsidiaries of Blue Cross of California, incorporated by reference to
         Exhibit 21 of Registrant's Form S-4 dated April 8, 1996

23       Consent of Independent Accountants, incorporated by reference to Exhibit 23 of Registrant's Form 10-K for the fiscal year ended December 31, 1995

24       Power of Attorney, incorporated by reference to Exhibit 24 of Registrant's Form 10-K for the fiscal year ended December
         31, 1995



         (b)     Reports on Form 8-K

                    A Current Report on Form 8-K was filed on June 3, 1996,
                 reporting recent events pertaining to the recapitalization of WellPoint Health Networks Inc. On June 24, 1996, the Company filed an Amendment No. 1 on Form 8-K/A to such Form 8-K

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       WELLPOINT HEALTH NETWORKS INC.
                                       Registrant



Date: August 9, 1996                   By: \s\   LEONARD D. SCHAEFFER
                                          -------------------------------------
                                          Leonard D. Schaeffer
                                          Chairman of the Board of Directors
                                          and Chief Executive Officer



Date: August 9, 1996                   By: \s\   HOWARD G. PHANSTIEL
                                          -------------------------------------
                                          Howard G. Phanstiel
                                          Executive Vice President
                                          Finance and Information Services



Date: August 9, 1996                   By: \s\   YON Y. JORDEN
                                          -------------------------------------
                                          Yon Y. Jorden
                                          Senior Vice President and
                                          Chief Financial Officer