Form 10-Q/A
period 1996-06-30
WELLPOINT HEALTH NETWORKS INC /CA/
filed 1996-08-16
CIK 1013220

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                         AMENDMENT NO. 1 ON FORM 10-Q/A
       (Mark One)

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

                         WELLPOINT HEALTH NETWORKS INC.
                         AMENDMENT NO. 1 ON FORM 10-Q/A
                              SECOND QUARTER 1996


EXPLANATORY NOTE
- ----------------

         This Amendment No. 1 on Form 10-Q/A is being filed in order to amend and restate in their entirety Item Nos. 1 and 2 of "Part I. Financial Information" of the Company's Quarterly Report on Form 10-Q for the period ended June 30, 1996 (the "Form 10-Q"). This Amendment is being filed, after discussions with the accounting staff of the Securities and Exchange Commission, to give effect in the earnings per share computation for all periods presented to the reduction in number of the Company's outstanding shares that occurred as a result of the Company's recapitalization transaction completed on May 20, 1996. A complete description of such transaction is provided in Note 3 to the Consolidated Financial Statements. Except as specifically amended by this Amendment, the Form 10-Q shall remain unchanged.


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

                         WELLPOINT HEALTH NETWORKS INC.
                         Consolidated Income Statements
                                  (unaudited)


(In thousands, except earnings
  per share)                             Three Months Ended June 30,  Six Months Ended June 30,
                                         ---------------------------  -------------------------
                                               1996         1995          1996         1995
                                           ----------     --------    ----------   ----------
Revenues:
  Premium revenue                            $985,665     $732,606    $1,748,949   $1,458,548
  Management services revenue                  43,435       15,099        61,663       28,661
  Investment income                            36,359       40,751        72,429       69,379
                                           ----------     --------    ----------   ----------
                                            1,065,459      788,456     1,883,041    1,556,588
Operating Expenses:
  Health care services and
   other benefits                             762,953      560,717     1,334,738    1,091,004
  Selling expense                              58,261       48,038       107,727       94,999
  General and administrative expense          143,491       83,685       235,765      171,554
                                           ----------     --------    ----------   ----------
                                              964,705      692,440     1,678,230    1,357,557
                                           ----------     --------    ----------   ----------
Operating Income                              100,754       96,016       204,811      199,031
  Interest expense                             10,923            -        10,923            -
  Other expense, net                            6,169        2,762         9,181        5,883
                                           ----------     --------    ----------   ----------

Income before Provision for
  Income Taxes                                 83,662       93,254       184,707      193,148
  Provision for income taxes                   33,890       37,814        74,822       78,238
                                           ----------     --------    ----------   ----------
Net Income                                 $   49,772     $ 55,440    $  109,885   $  114,910
                                           ==========     ========    ==========   ==========

Earnings Per Share                         $     0.75     $   0.84    $     1.66   $     1.73
                                           ==========     ========    ==========   ==========


Number of Shares Outstanding                   66,396       66,367        66,381       66,367




      See the accompanying notes to the consolidated financial statements.

                         WELLPOINT HEALTH NETWORKS INC.
           Consolidated Statement of Changes in Stockholders' Equity
                                  (unaudited)





(In thousands)
                                                                       Class A           Class B
                                                  Common Stock       Common Stock      Common Stock
                                    Preferred    ---------------    ---------------   ---------------
                                      Stock      Shares   Amount    Shares   Amount   Shares   Amount
                                    ---------    ------   ------    ------   ------   ------   ------
Balance as of December 31, 1995       $-              -     $  -    19,500     $195    80,000    $800

  Net income

  Recapitalization (see Note 3):
    Dividends
    Stock exchange                               66,367      664  (19,500)    (195)  (80,000)   (800)

  Stock issued for employee long-term
    incentive plan                                  115        1

  Change in unrealized valuation
     adjustment on investment
     securities, net of tax
                                      --         ------     ----    ------     ----   -------    ----
Balance as of June 30, 1996           $-         66,482     $665         -        -         -    $  -
                                      ==         ======     ====    ======     ====   =======    ====





(In thousands)

                                             Additional  Unrealized
                                              Paid-in    Valuation    Retained
                                              Capital    Adjustment   Earnings      Total
                                             ----------  ----------   --------  ------------
Balance as of December 31, 1995              $1,100,288    $ 1,820    $567,123    $1,670,226

  Net income                                                           109,885       109,885

  Recapitalization (see Note 3):
    Dividends                                  (343,784)              (651,216)     (995,000)
    Stock exchange                                  331

  Stock issued for employee long-term
    incentive plan                                4,024                                4,025

  Change in unrealized valuation
     adjustment on investment
     securities, net of tax                                (27,883)                  (27,883)
                                             ----------   --------    --------    ----------
Balance as of June 30, 1996                  $  760,859   ($26,063)   $ 25,792    $  761,253
                                             ==========   ========    ========    ==========




      See the accompanying notes to the consolidated financial statements.

                         WELLPOINT HEALTH NETWORKS INC.
                     Consolidated Statements of Cash Flows
                                  (unaudited)

(In thousands)                                                       Six Months Ended June 30,
                                                                     -------------------------
                                                                         1996          1995
                                                                     ----------    ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                         $  109,885    $  114,910
  Adjustments to reconcile net income to net cash
    provided by operating activities:
     Depreciation and amortization, net of accretion                     16,526         8,801
     Gains on sales of assets, net                                       (9,153)      (10,163)
     Provision for deferred income tax bene                               3,008             0
     (Increase) decrease in certain assets, net of acquisitions:
        Receivables, net                                                 14,010       (57,291)
        Other current assets                                             25,474        (8,756)
        Other non-current assets                                        (52,860)            0
     Increase (decrease) in certain liabilities, net of acquisitions:
        Medical claims payable                                            6,138       (16,061)
        Loss and loss adjustment expense reserves                        29,834         6,616
        Unearned premiums                                                14,459         7,057
        Accounts payable and accrued expenses                            (1,334)      (22,683)
        Experience rated and other refunds                               (8,756)      (22,155)
        Income taxes payable and other current liabilities              (13,989)       49,383
        Accrued postretirement benefits                                   1,553         1,719
        Other non-current liabilities                                    17,905          (119)
                                                                     ----------    ----------
            Net cash provided by operating activities                   152,700        51,258
                                                                     ----------    ----------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Investments purchased                                                (395,054)     (416,054)
  Proceeds from investments sold                                        308,750       731,777
  Proceeds from matured investments                                      33,714         1,205
  Property and equipment purchased, net                                 (15,673)      (10,538)
  Purchase of subsidiaries, net of cash acquired                       (412,314)      (13,177)
                                                                     ----------    ----------
            Net cash provided by (used in) investing activities        (480,577)      293,213
                                                                     ----------    ----------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from long-term debt                                         775,000             0
   Repayment of long-term debt                                          (45,000)            0
   Stock issued for long-term incentive plan                              4,025             0
   Dividends (see Note 3)                                              (995,000)            0
                                                                     ----------    ----------
            Net cash used in financing activities                      (260,975)            0
                                                                     ----------    ----------
Net increase (decrease) in cash and cash equivalents                   (588,852)      344,471
Cash and cash equivalents at beginning of period                      1,069,631       163,444
                                                                     ----------    ----------
Cash and cash equivalents at end of period                           $  480,779    $  507,915
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

    On May 20, 1996, the Company concluded a series of transactions (collectively, the "Recapitalization") to recapitalize the predecessor WellPoint Health Networks Inc., a Delaware corporation, and purchase the Commercial Operations of Blue Cross of California. In connection with the Recapitalization, the predecessor WellPoint Health Networks Inc. merged with and into the Company, which was formerly known as Blue Cross of California. (See Note 3 - Acquisitions and Recapitalization.)

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

    In accordance with the requirements of Accounting Principles Bulletin No. 16, Business Combinations, the following unaudited pro forma summary combines the consolidated results of operations of the Company, UL&H and the BCC Commercial Operations as if the acquisitions had occurred as of the beginning of each period presented after giving effect to pro forma adjustments. The columns entitled WellPoint, BCC and UL&H represent results of operations for these entities as if the acquisitions and the Recapitalization had not occurred. The pro forma adjustments represent interest expense on long-term debt incurred to fund the acquisitions and the Recapitalization, amortization of intangible assets, foregone interest on the net cash used for the acquisitions, administration expenses related to investment into national expansion of managed care networks and the related income tax effect. The pro forma financial information is presented for informational purposes only and may not be indicative of the results of operations as they would have been if the Company, UL&H and the BCC Commercial Operations had been a single entity during the three and six months ended June 30, 1996 and 1995, nor is it necessarily indicative of the results of

                        WELLPOINT HEALTH NETWORKS INC.
                  Notes to Consolidated Financial Statements
                                 (unaudited)


3. ACQUISITIONS AND RECAPITALIZATION (CONTINUED)

  operations which may occur in the future. Pro forma earnings per share is calculated based on 66.4 million share of common stock outstanding during all periods presented.

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

    Lower UL&H net income for the six months ended June 30, 1996 compared to June 30, 1995 was primarily due to a decrease of $9.0 million in the gross underwriting

                        WELLPOINT HEALTH NETWORKS, INC.
                   Notes to Consolidated Financial Statements
                                  (unaudited)

3.  ACQUISITIONS AND RECAPITALIZATION (CONTINUED)

    margin from a lower volume of premiums and claims and a decrease of $9.6 million in pre-tax realized gains on investments in 1996.

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

                        WELLPOINT HEALTH NETWORKS, INC.
                   Notes to Consolidated Financial Statements
                                  (unaudited)


5.  EARNINGS PER SHARE

    Earnings per share is determined by dividing net income by the number of shares outstanding. The number of shares outstanding for the three and six month periods ended June 30, 1996 is 66.4 million. The number of shares outstanding for the three and six month periods ended June 30, 1995 have been recomputed to 66.4 million, the number of shares outstanding immediately following the Recapitalization to give effect to the stock exchange that occurred as part of the Recapitalization. (See Note 3. Acquisitions and Recapitalization.)

    The following unaudited pro forma summary combines the consolidated results of operations of the Company and the BCC Commercial Operations as if the Recapitalization had occurred at the beginning of each period presented, after giving effect to pro forma adjustments, which represent interest expense on long-term debt incurred to pay the special dividend, amortization of intangible assets, foregone interest on net cash used for the purchase of the BCC Commercial Operations and payment of the special dividend and the related income tax effect.

    (In thousands, except earnings per share)

                                                       Pro Forma
                             Three Months Ended June 30,        Six Months Ended June 30,
                             ---------------------------        -------------------------
                                1996            1995             1996             1995
                              -------         -------           -------          -------

    Net Income                $45,120         $43,746           $95,001          $92,240
    Earnings per Share        $  0.68         $  0.66           $  1.43          $  1.39

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

WellPoint's net income for the quarter ended June 30, 1996 was $49.8 million or $0.75 per share compared to $55.4 million or $0.84 per share for the quarter ended June 30, 1995. The number of common shares outstanding for the quarter ended June 30, 1996 was 66.4 million. The number of shares outstanding for the quarter ended June 30, 1995 has been recomputed to 66.4 million, the number of shares outstanding immediately following the Recapitalization. Earnings per share is determined by dividing net income by the number of common shares outstanding. (See Note 3 to the Consolidated Financial Statements for a fuller description of the actions taken in connection with the Recapitalization.)

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

WellPoint's net income for the six months ended June 30, 1996 was $109.9 million or $1.66 per share compared to $114.9 million or $1.73 per share for the six months ended June 30, 1995. The number of common shares outstanding for the six months ended June 30, 1996 was 66.4 million. The number of shares outstanding for the six months ended June 30, 1995 has been recomputed to
66.4 million, the number of shares outstanding immediately following the Recapitalization. Earnings per share is determined by dividing net income by the number of common shares outstanding. (See Note 3 to the Consolidated Financial Statements for a fuller description of the actions taken in connection with the Recapitalization.)

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

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Amendment to be signed on its behalf by the undersigned thereunto duly authorized.


                                       WELLPOINT HEALTH NETWORKS INC.
                                       Registrant



Date: August 16, 1996                  By: \s\   YON Y. JORDEN
                                          -------------------------------------
                                          Yon Y. Jorden
                                          Senior Vice President and
                                          Chief Financial Officer