Form 10-Q
period 1996-09-30
WELLPOINT HEALTH NETWORKS INC /CA/
filed 1996-11-13
CIK 1013220

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q
       (Mark One)

             [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

               FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1996

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


         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes   X    No
                                               -----     -----

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

                  TITLE OF EACH CLASS                              OUTSTANDING AT NOVEMBER 13, 1996
                  -------------------                              --------------------------------
             Common Stock, $0.0l par value                            66,484,298 shares

                         WELLPOINT HEALTH NETWORKS INC.
                          THIRD QUARTER 1996 FORM 10-Q
                               TABLE OF CONTENTS



                                                                                                                           PAGE
                                                                                                                           ----
PART I.  FINANCIAL INFORMATION

    ITEM 1.      Financial Statements

                 Consolidated Balance Sheets as of September 30, 1996 and
                      December 31, 1995 . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   1

                 Consolidated Income Statements for the Three and Nine Months
                      Ended September 30, 1996 and 1995 . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   2

                 Consolidated Statement of Changes in Stockholders' Equity
                      for the Nine Months Ended September 30, 1996  . . . . . . . . . . . . . . . . . . . . . . . . . . . .   3

                 Consolidated Statements of Cash Flows for the
                      Nine Months Ended September 30, 1996 and 1995 . . . . . . . . . . . . . . . . . . . . . . . . . . . .   4

                 Notes to Consolidated Financial Statements . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   5

    ITEM 2.      Management's Discussion and Analysis of
                      Financial Condition and Results of Operations . . . . . . . . . . . . . . . . . . . . . . . . . . . .  14

PART II.  OTHER INFORMATION

    ITEM 1.      Legal Proceedings  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  29

    ITEM 5.      Other Information  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  29

    ITEM 6.      Exhibits and Reports on Form 8-K . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  30

SIGNATURES  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  38

ITEM 1.     Financial Statements

                         WELLPOINT HEALTH NETWORKS INC.
                          Consolidated Balance Sheets

(In thousands, except share data)                                     September 30,     December 31,
                                                                          1996               1995
                                                                      ------------      ------------
ASSETS                                                                (unaudited)
Current Assets:
   Cash and cash equivalents                                             $322,785         $1,069,631
   Investment securities, at market value                               1,704,150          1,174,974
   Receivables, net                                                       443,198            149,081
   Deferred tax assets                                                     82,390             42,969
   Other current assets                                                    31,669             25,651
                                                                       ----------         ----------
      Total Current Assets                                              2,584,192          2,462,306
Property and equipment, net                                                71,317             42,964
Intangible assets                                                         552,601            124,956
Long-term investments                                                     118,746             12,664
Other non-current assets                                                  121,027             36,367
                                                                       ----------         ----------
            Total Assets                                               $3,447,883         $2,679,257
                                                                       ==========         ==========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
   Medical claims payable                                                $672,999           $362,881
   Loss and loss adjustment expense reserves                              146,844             66,489
   Unearned premiums                                                      160,463            132,298
   Accounts payable and accrued expenses                                  266,047            111,005
   Experience rated and other refunds                                     151,191             93,478
   Income taxes payable and other current liabilities                     204,095             74,197
                                                                       ----------         ----------
      Total Current Liabilities                                         1,601,639            840,348
Accrued postretirement benefits                                            65,230             50,158
Loss and loss adjustment expense reserves, non-current                    142,998            107,000
Long-term debt                                                            747,000                  -
Other non-current liabilities                                              78,906             11,525
                                                                       ----------         ----------
      Total Liabilities                                                 2,635,773          1,009,031
Stockholders' Equity:
   Preferred Stock                                                              -                 -
   Common Stock
      September 30, 1996 - $0.01 par value, 300,000,000 shares
      authorized, 66,484,298 issued and outstanding;
      December 31, 1995 - none                                                665                 -
   Class A Common Stock
      September 30, 1996 - none; December 31, 1995 - $0.01 par
      value, 200,000,000 shares authorized, 19,500,000 issued
      and outstanding;                                                          -                195
   Class B Common Stock
      September 30, 1996 - none; December 31, 1995 - $0.01 par
      value 100,000,000 shares authorized, 80,000,000 issued                    -                800
      and outstanding
   Additional paid-in capital                                             760,917          1,100,288
   Unrealized valuation adjustment                                        (20,365)             1,820
   Retained earnings                                                       70,893            567,123
                                                                       ----------         ----------
      Total Stockholders' Equity                                          812,110          1,670,226
                                                                       ----------         ----------
            Total Liabilities and Stockholders' Equity                 $3,447,883         $2,679,257
                                                                       ==========         ==========

      See the accompanying notes to the consolidated financial statements.

                         WELLPOINT HEALTH NETWORKS INC.
                         Consolidated Income Statements
                                  (Unaudited)


(In thousands, except earnings per share)           Three Months Ended September 30,   Nine Months Ended September 30,
                                                    --------------------------------   -------------------------------
                                                        1996            1995              1996              1995
                                                     ----------       ---------        ----------       -----------
Revenues:
  Premium revenue                                    $1,052,297        $722,898        $2,801,246        $2,181,446
  Management services revenue                            43,810          15,823           105,473            44,484
  Investment income                                      34,579          33,109           107,008           102,488
                                                     ----------        --------        ----------        ----------
                                                      1,130,686         771,830         3,013,727         2,328,418
Operating Expenses:
  Health care services and
   other benefits                                       824,324         549,893         2,159,062         1,640,897
  Selling expense                                        59,078          46,933           166,805           141,932
  General and administrative expense                    153,103          84,556           388,868           256,110
                                                     ----------        --------        ----------        ----------
                                                      1,036,505         681,382         2,714,735         2,038,939
                                                     ----------        --------        ----------        ----------
Operating Income                                         94,181          90,448           298,992           289,479
  Interest expense                                       12,396               -            23,319                 -
  Other expense, net                                      5,926           2,962            15,107             8,845
                                                     ----------        --------        ----------        ----------

Income before Provision for
  Income Taxes                                           75,859          87,486           260,566           280,634
  Provision for income taxes                             30,758          35,686           105,580           113,924
                                                     ----------        --------        ----------        ----------
Net Income                                              $45,101         $51,800          $154,986          $166,710
                                                     ==========        ========        ==========        ==========


Earnings Per Share                                        $0.68           $0.78             $2.33             $2.51
                                                     ==========        ========        ==========        ==========



Weighted Average Number of
   Shares Outstanding                                    66,484          66,367            66,416            66,367




      See the accompanying notes to the consolidated financial statements.

                         WELLPOINT HEALTH NETWORKS INC.
           Consolidated Statement of Changes in Stockholders' Equity
                                  (unaudited)



(In thousands)                                                                                     CLASS A            CLASS B
                                                                               COMMON STOCK      COMMON STOCK      COMMON STOCK
                                                                   PREFERRED ---------------- ----------------- -----------------
                                                                     STOCK   SHARES   AMOUNT   SHARES   AMOUNT   SHARES   AMOUNT
                                                                   --------  ------- -------- -------- -------- --------- -------
Balance as of December 31, 1995                                      $  -        -     $  -    19,500    $ 195    80,000   $ 800

  Net income

  Recapitalization (see Note 3)
     Dividends
     Stock Exchange                                                          66,367      664  (19,500)    (195)  (80,000)   (800)

  Stock issued for employee long-term
    incentive plan and director compensation                                    117        1

  Change in unrealized valuation adjustment
     on investment securities, net of tax
                                                                   -------- -------- -------- -------- -------- --------- -------

Balance as of September 30, 1996                                     $  -    66,484     $665       -     $  -         -    $  -
                                                                   =======  =======  =======  =======  =======  ========  ======


(In thousands)                                                      ADDITIONAL   UNREALIZED
                                                                     PAID-IN     VALUATION    RETAINED
                                                                     CAPITAL     ADJUSTMENT   EARNINGS     TOTAL
                                                                   ------------  ----------   ---------  ----------
Balance as of December 31, 1995                                    $1,100,288      $ 1,820    $567,123   $1,670,226

  Net income                                                                                   154,986      154,986

  Recapitalization (see Note 3)
     Dividends                                                       (343,784)                (651,216)    (995,000)
     Stock Exchange                                                       331                                     -

  Stock issued for employee long-term
    incentive plan and director compensation                            4,082                                 4,083

  Change in unrealized valuation adjustment
     on investment securities, net of tax                                          (22,185)                 (22,185)
                                                                   ----------     --------    --------   ----------

Balance as of September 30, 1996                                   $  760,917     $(20,365)   $ 70,893   $  812,110
                                                                   ==========     ========    ========   ==========





      See the accompanying notes to the consolidated financial statements.

                         WELLPOINT HEALTH NETWORKS INC.
                     Consolidated Statements of Cash Flows
                                  (unaudited)

(In thousands)                                                                        Nine Months Ended September 30,
                                                                                      -------------------------------
                                                                                          1996           1995
                                                                                      ----------      ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                                          $  154,986       $166,710
  Adjustments to reconcile net income to net cash
    provided by operating activities:
     Depreciation and amortization, net of accretion                                      27,340         13,115
     Gains on sales of assets, net                                                       (10,144)       (13,050)
     Provision for deferred income tax benefits                                          (43,922)        (1,040)
     Amortization of deferred gain on sale of building                                    (1,475)             -
     Issuance of Common Stock                                                              4,082              -
     (Increase) decrease in certain assets, net of acquisitions:
        Receivables, net                                                                 (27,086)       (54,033)
        Other current assets                                                              37,913        (13,991)
        Other non-current assets                                                         (35,538)             -
     Increase (decrease) in certain liabilities, net of acquisitions:
        Medical claims payable                                                           (27,266)       (19,967)
        Loss and loss adjustment expense reserves                                         32,389         14,681
        Unearned premiums                                                                 20,809            203
        Accounts payable and accrued expenses                                             76,118         (1,862)
        Experience rated and other refunds                                                 6,869        (28,599)
        Income taxes payable and other current liabilities                                38,157         72,024
        Accrued postretirement benefits                                                    2,544          2,540
        Other non-current liabilities                                                     15,363              -
                                                                                      ----------       --------
            Net cash provided by operating activities                                    271,139        136,731
                                                                                      ----------       --------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Investments purchased                                                                 (755,110)      (549,551)
  Proceeds from investments sold                                                         460,538        761,463
  Proceeds from matured investments                                                       54,225        246,634
  Property and equipment purchased, net                                                  (26,545)       (16,768)
  Purchase of subsidiaries, net of cash acquired                                        (441,093)       (13,177)
                                                                                      ----------       --------
            Net cash provided by (used in) investing activities                         (707,985)       428,601
                                                                                      ----------       --------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from long-term debt                                                          775,000              -
   Repayment of long-term debt                                                           (90,000)             -
   Recapitalization (see Note 3)                                                        (995,000)             -
                                                                                      ----------       --------
            Net cash used in financing activities                                       (310,000)             -
                                                                                      ----------       --------
Net increase (decrease) in cash and cash equivalents                                    (746,846)       565,332
Cash and cash equivalents at beginning of period                                       1,069,631        163,444
                                                                                      ----------       --------
Cash and cash equivalents at end of period                                            $  322,785       $728,776
                                                                                      ==========       ========





      See the accompanying notes to the consolidated financial statements.

                         WELLPOINT HEALTH NETWORKS INC.
                   Notes to Consolidated Financial Statements
                                  (unaudited)



1.  ORGANIZATION

    WellPoint Health Networks Inc. (the "Company" or "WellPoint"), one of the nation's largest publicly traded managed health care companies, is organized under the laws of California and holds the exclusive license for the right to use the Blue Cross name and related service marks in California.

    The Company offers a diversified mix of managed care products, including managed health maintenance organizations ("HMO"), preferred provider organizations ("PPO"), point-of-service ("POS") and other hybrid plans, and traditional indemnity products. The Company also provides a broad array of specialty products, including pharmacy, dental, life, workers' compensation, preventive care, disability, behavioral health, COBRA and flexible benefits account administration. In addition, WellPoint offers managed care services for self-funded employers, including actuarial services, network access, medical cost management, claims processing and administrative services.

    On May 20, 1996, the Company concluded a series of transactions (collectively, the "Recapitalization") to recapitalize the Company's predecessor, WellPoint Health Networks Inc., a Delaware corporation ("Old WellPoint"), and purchased the commercial operations of Blue Cross of California (the "BCC Commercial Operations"). In connection with the Recapitalization, Old WellPoint merged with and into the company formerly known as Blue Cross of California ("BCC"). (See Note 3 - Acquisitions and Recapitalization.)

2.  BASIS OF PRESENTATION

    The accompanying unaudited consolidated financial statements of WellPoint, in the opinion of management, reflect all material adjustments (which are of a normal recurring nature) necessary for the fair presentation of its financial condition as of September 30, 1996, the results of operations for each of the three and nine months ended September 30, 1996 and 1995, cash flows for each of the nine months ended September 30, 1996 and 1995, and the statement of changes in stockholders' equity for the nine months ended September 30, 1996. The results of operations for the interim periods presented are not necessarily indicative of the operating results for the full year. Certain amounts in previously issued financial statements have been reclassified to conform to the 1996 presentation. The reclassifications had no effect on net income or stockholders' equity as previously reported.

                         WELLPOINT HEALTH NETWORKS INC.
                   Notes to Consolidated Financial Statements
                                  (unaudited)



3.  ACQUISITIONS AND RECAPITALIZATION

    Purchase of Massachusetts Mutual Life Insurance Company's Life and Health Benefits Management Division

    The Company completed its acquisition of the Life and Health Benefits Management Division ("MMHD") of Massachusetts Mutual Life Insurance Company ("MassMutual") through the acquisition of MMHD's parent, MassMutual Holding Company Two, Inc. on March 31, 1996 (the "MMHD Acquisition"). The acquired MMHD operations now conduct business under the name UNICARE Life & Health Insurance Company. The $402.2 million purchase price was funded with $340.2 million in existing cash and a Series A term note for $62.0 million.

    The purchase method of accounting has been used to account for the MMHD Acquisition. The excess purchase price over assets acquired was approximately $231.9 million and is being amortized on a straight-line basis over 35 years. The Company has spent approximately $8.5 million on integration costs through September 30, 1996. Through the end of 1997, the Company expects to incur a total of $30 million to $40 million of integration and other restructuring costs related to the MMHD Acquisition, a portion of which is expected to be reflected in the Company's results of operations and a portion of which is expected to affect the Company's intangible assets and property and equipment.

    As of September 30, 1996, the acquired MMHD operations provide medical services to approximately 1.1 million members, focusing on the large employer market (groups of 251 to 3,000), and have medical members in all 50 states. In addition, the acquired MMHD operations also have approximately 0.9 million dental members, 0.4 million life insurance members, 0.5 million pharmacy members and 0.1 million disability members.

    Recapitalization and Purchase of BCC Commercial Operations

    On May 20, 1996, the Company concluded a series of transactions (collectively, the "Recapitalization") to recapitalize its publicly traded, majority-owned subsidiary, WellPoint Health Networks Inc., a Delaware corporation ("Old WellPoint"), pursuant to the Amended and Restated Recapitalization Agreement dated as of March 31, 1995 (the "Amended Recapitalization Agreement"), by and among Old WellPoint, the company formerly known as Blue Cross of California ("BCC"), the California HealthCare Foundation (the "Foundation") and the California Endowment Fund (the "Endowment"). In connection with the Recapitalization, (a) Old WellPoint distributed an aggregate of $995.0 million by means of a special dividend of $10.00 per share to the record holders of its Class A and Class B Common Stock as of May

                         WELLPOINT HEALTH NETWORKS INC.
                   Notes to Consolidated Financial Statements
                                  (unaudited)



3.  ACQUISITIONS AND RECAPITALIZATION (CONTINUED)

    Recapitalization and Purchase of BCC Commercial Operations (continued)

    15, 1996, (b) BCC, the sole shareholder of Old WellPoint's Class B Common Stock, donated its portion of such dividend ($800.0 million) to the Endowment, (c) BCC donated its assets, other than the shares of the Old WellPoint Class B Common Stock held by BCC and the BCC Commercial Operations, to the Foundation, (d) BCC changed its status from a California nonprofit public benefit corporation to a California for-profit business corporation, in conformity with the terms and orders of the California Department of Corporations, by means of filing amended and restated articles of incorporation with the California Secretary of State, immediately following which BCC issued to the Foundation 53,360,000 shares of its common stock and (e) Old WellPoint merged with and into BCC (the "Merger"), with the resulting entity changing its name to WellPoint Health Networks Inc.

    In connection with the Merger, (i) each outstanding share of Old WellPoint's Class A Common Stock was converted into 0.667 shares of the Company's Common Stock, (ii) the outstanding shares of the Company's common stock issued to the Foundation prior to the Merger were converted into 53,360,000 shares of the post-merger Company's Common Stock and a cash payment of $235.0 million was made to the Foundation to reflect the value of the BCC Commercial Operations and (iii) the outstanding shares of Old WellPoint's Class B Common Stock were canceled. The BCC Commercial Operations consisted of, among other things, the health care lines of business conducted by Blue Cross of California, substantially all agreements with health care providers that provided services to enrollees of Blue Cross of California and all of the cash and securities of Blue Cross of California on hand at the time of closing of the Recapitalization.

    By virtue of the Merger and the exchange of shares of Old WellPoint for those of the Company, as of May 20, 1996 (the effective date of the Merger), there were a total of 66,366,500 shares of the Company's Common Stock outstanding, of which 53,360,000 shares (or approximately 80.4%) were held beneficially by the Foundation.

    The purchase method of accounting has been used to account for the acquisition of the BCC Commercial Operations. The excess purchase price over assets acquired was approximately $204.5 million and is being amortized on a straight-line basis over 40 years.

                         WELLPOINT HEALTH NETWORKS INC.
                   Notes to Consolidated Financial Statements
                                  (unaudited)



3.  ACQUISITIONS AND RECAPITALIZATION (CONTINUED)

    Recapitalization and Purchase of BCC Commercial Operations (continued)

    In accordance with the requirements of Accounting Principles Bulletin No. 16, Business Combinations, the following unaudited pro forma summary combines the consolidated results of operations of the Company, MMHD and the BCC Commercial Operations as if the acquisitions had occurred as of the beginning of each period presented after giving effect to pro forma adjustments. The pro forma adjustments represent interest expense on long-term debt incurred to fund the acquisitions and the Recapitalization, amortization of intangible assets, foregone interest on the net cash used for the purchases and the related income tax effect from the beginning of each period presented through the effective dates of the acquisitions. The pro forma financial information is presented for informational purposes only and may not be indicative of the results of operations as they would have been if the Company, MMHD and the BCC Commercial Operations had been a single entity during the three and nine months ended September 30, 1996 and 1995, nor is it necessarily indicative of the results of operations which may occur in the future. Pro forma earnings per share is calculated based on 66.4 million shares of common stock outstanding during all periods presented.

(In millions, except earnings per share)

                                                                       Pro Forma
                                                         Three Months Ended September 30, 1996
                               ------------------------------------------------------------------------------------------
                               WellPoint              BCC                MMHD              Adjustments            Total
                               ---------              ---                ----              -----------            -----
       Revenues                  $834.1             $106.9              $189.7                 --                $1,130.7
       Net Income                $ 41.2             $  0.1              $  3.8                 --                $   45.1
       Earnings Per Share                                                                                        $   0.68

(In millions, except earnings per share)

                                                                       Pro Forma
                                                         Three Months Ended September 30, 1995
                               ------------------------------------------------------------------------------------------
                               WellPoint              BCC                MMHD              Adjustments            Total
                               ---------              ---                ----              -----------            -----
       Revenues                  $771.8             $106.9              $211.7              ($10.9)              $1,079.5
       Net Income                $ 51.8             $  2.3              $ 14.5              ($18.1)              $   50.5
       Earnings Per Share                                                                                        $   0.76

    Lower MMHD net income for the 1996 third quarter compared to the 1995 third quarter was primarily caused by a decrease in investment income, a decrease in the gross underwriting margin from a lower volume of premiums and claims, goodwill amortization and interest expense in 1996.

                         WELLPOINT HEALTH NETWORKS INC.
                   Notes to Consolidated Financial Statements
                                  (unaudited)



3.  ACQUISITIONS AND RECAPITALIZATION (CONTINUED)

    Recapitalization and Purchase of BCC Commercial Operations (continued)

(In millions, except earnings per share)

                                                                       Pro Forma
                                                         Nine Months Ended September 30, 1996
                               ------------------------------------------------------------------------------------------
                               WellPoint              BCC                MMHD              Adjustments            Total
                               ---------              ---                ----              -----------            -----
       Revenues                $2,485.2             $ 319.9             $592.4              ($14.9)              $3,382.6
       Net Income              $  152.6             $   1.0             $ 11.8              ($24.9)              $  140.5
       Earnings Per Share                                                                                        $   2.11

(In millions, except earnings per share)

                                                                       Pro Forma
                                                         Nine Months Ended September 30, 1995
                               ------------------------------------------------------------------------------------------
                               WellPoint              BCC                MMHD              Adjustments            Total
                               ---------              ---                ----              -----------            -----
       Revenues                $2,328.4             $337. 9             $680.0              ($32.8)              $3,313.5
       Net Income              $  166.7             $  5.7              $ 34.0              ($53.3)              $  153.1
       Earnings Per Share                                                                                        $   2.31

    Lower MMHD net income for the nine months ended September 30, 1996 compared to September 30, 1995 was primarily due to a decrease in the gross underwriting margin from a lower volume of premiums and claims, a decrease in realized gains on investments, goodwill amortization and interest expense in 1996.

4.  LONG-TERM DEBT

    Notes Payable

    In connection with the MMHD Acquisition, the Company issued a Series A term note for $62.0 million during the first quarter of 1996. The Series A note will mature on March 31, 1999. Interest is paid quarterly and is equal to the Company's average cost on the revolving credit facility, as described below. The weighted average interest rate from March 31, 1996, the issue date, through September 30, 1996 was 5.82%.

    Revolving Credit Facility

    In May 1996, the Company entered into an agreement with a consortium of financial institutions for a five-year unsecured revolving credit facility which provides a line of credit up to $1.25 billion through May 2001 with extension options through May 2003. The agreement provides for interest on committed advances at a rate equal to the London Interbank Offered Rate ("LIBOR") plus the applicable margin determined by the long-term unsecured debt ratings or the leverage ratio as outlined in the

                         WELLPOINT HEALTH NETWORKS INC.
                   Notes to Consolidated Financial Statements
                                  (unaudited)



4.  LONG-TERM DEBT (CONTINUED)

    Revolving Credit Facility (continued)

    agreement, a reference rate or through a bid auction with the bank syndicate. Interest is determined using whichever of these methods is the most favorable to the Company. A facility fee based on the facility amount, regardless of utilization, is payable quarterly. The facility fee rate is also determined by the unsecured debt ratings or the leverage ratio of the Company. The agreement requires maintenance of certain financial ratios and contains other restrictive covenants. At September 30, 1996, $685.0 million was outstanding under this facility which was used for the payment of a special dividend to Old WellPoint stockholders in connection with the Recapitalization. At September 30, 1996, the Company was in compliance with the restrictive covenants outlined in the agreement. The weighted average interest rate from May 15, 1996, the initial draw date, through September 30, 1996 was 5.84%. (See Note 3. Acquisitions and Recapitalization.)

5.  EARNINGS PER SHARE

    Earnings per share is determined by dividing net income by the weighted average number of shares outstanding during the period. The average number of shares outstanding for the periods prior to the Recapitalization have been recomputed to 66.4 million, the number of shares outstanding immediately following the Recapitalization, to give effect to the share exchange that occurred as part of the Recapitalization. Earnings per share for the three and nine months ended September 30, 1996 has been calculated using such 66.4 million shares, plus the weighted average number of shares issued since the Recapitalization. (See Note 3. Acquisitions and Recapitalization.) The weighted average number of shares outstanding for the three and nine month periods ended September 30, 1996 is 66.5 million and 66.4 million, respectively.

    The following unaudited pro forma summary combines the consolidated results of operations of the Company and the BCC Commercial Operations as if the Recapitalization had occurred at the beginning of each period presented, after giving effect to pro forma adjustments, which represent interest expense on long-term debt incurred to pay the special dividend, foregone interest on net cash used for the purchase of BCC Commercial Operations and payment of the special dividend and the related income tax effect.

                         WELLPOINT HEALTH NETWORKS INC.
                   Notes to Consolidated Financial Statements
                                  (unaudited)



5.  EARNINGS PER SHARE (CONTINUED)

(In thousands, except earnings per share)

                                                              Pro Forma
                             ------------------------------------------------------------------------
                               Three Months Ended September 30,       Nine Months Ended September 30,
                             ----------------------------------       -------------------------------
                                  1996                  1995              1996                 1995
                                  ----                  ----              ----                 ----
       Net Income                $45,101               $41,642          $139,290             $136,236
       Earnings per Share        $  0.68               $  0.63          $   2.09             $   2.06


    Fully diluted earnings per share are equivalent to the earnings per share indicated.

6.  COMMITMENTS AND CONTINGENCIES

    WellPoint has had lawsuits filed against it on behalf of its stockholders pertaining to an alleged breach by its Board of Directors of fiduciary duties by pursuing a merger with Health Systems International ("HSI") and allegedly rejecting certain alternative proposals without due consideration. All class action claims asserted on behalf of WellPoint's public stockholders were dismissed on August 10, 1995, leaving only claims asserted derivatively on behalf of WellPoint.

    On October 9, 1996, the settlement of the remaining claims asserted in the actions relating to the HSI transaction was approved by the court as fair, reasonable and adequate to WellPoint and its stockholders after notice to stockholders and the opportunity to object to its terms. On October 21, 1996, the court issued an order (i) extending the period for objections to the settlement to be filed until November 8, 1996 and (ii) setting a status conference regarding the proposed judgment for November 26, 1996.

    The management of WellPoint believe that its directors acted in good faith and in an independent, informed and appropriate manner in all aspects of the decision to approve the BCC/WellPoint transaction and the business combination with HSI, and to not approve the alternative proposals. Based upon the foregoing, the management of WellPoint believes that these lawsuits are without merit and intends to continue to defend those actions vigorously if the settlement does not receive final approval from the Court.

    In addition, WellPoint and certain of its subsidiaries are also parties to various other legal proceedings, many of which involve claims for coverage encountered in the ordinary course of business. WellPoint, like HMOs and health insurers generally, excludes certain health care services from coverage under its HMO, PPO and other plans. WellPoint is, in its ordinary course of business, subject to the claims of its

                         WELLPOINT HEALTH NETWORKS INC.
                   Notes to Consolidated Financial Statements
                                  (unaudited)



6.  COMMITMENTS AND CONTINGENCIES (CONTINUED)

    enrollees arising out of decisions to restrict treatment or reimbursement for certain services. The loss of even one such claim, if it results in a significant punitive damage award, could have a material adverse affect on WellPoint. In addition, the risk of potential liability under punitive damage theories may increase significantly the difficulty of obtaining reasonable settlements of coverage claims. However, the financial and operational impact that such evolving theories of recovery will have on the managed care industry generally, or WellPoint in particular, is at present unknown.

    Certain of such legal proceedings are or may be covered under insurance policies or indemnification agreements. Based upon information presently available, management of WellPoint believes that the final outcome of all such proceedings should not have a material adverse effect on WellPoint's results of operations or financial condition.

7.  SUBSEQUENT EVENTS

    Purchase of Group Benefits Operations of John Hancock Mutual Life Insurance Company

    On October 10, 1996, the Company signed a definitive agreement to acquire certain portions of the Group Benefits Operations ("GBO") of John Hancock Mutual Life Insurance Company for approximately $86.7 million. GBO focuses on the "jumbo" employer segment (employers with 3,000 or more employees) and provides medical, life, dental, as well as disability services to some of the largest employers in the nation. The acquisition, which is subject to regulatory approvals, is expected to be completed in January 1997. The Company intends to finance the acquisition of GBO through the incurrence of subordinated debt.

    Sale of 13,000,000 Shares of Stock by the Foundation

    On October 25, 1996, the Company filed a registration statement with the Securities and Exchange Commission with respect to a proposed public offering of 13.0 million shares of its Common Stock currently held by the Foundation. The Foundation has also granted the underwriters of this offering an over-allotment option of up to 1,950,000 shares. The Company currently expects that this offering will be completed in November 1996.

                         WELLPOINT HEALTH NETWORKS INC.
                   Notes to Consolidated Financial Statements
                                  (unaudited)



7.  SUBSEQUENT EVENTS (CONTINUED)

    Subordinated Debt

    In October 1996, the Company entered into a commitment letter with the Bank of America National Trust and Savings Association for a two-year unsecured subordinated term loan facility for $200.0 million which would mature on December 31, 1998. The Company expects that the loan will be available between December 15, 1996 and February 15, 1997. The Company has not yet signed definitive documentation with respect to this facility. It is anticipated that the definitive agreement will provide for interest at rates determined by reference to the Bank of America base rate or to the LIBOR plus a margin determined by reference to the Company's leverage ratio or the then-current rating of the Company's unsecured long-term debt by specified rating agencies. Interest will be paid quarterly.

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

OVERVIEW

WellPoint Health Networks Inc. ("WellPoint" or the "Company") is one of the nation's largest publicly traded managed health care companies with approximately 4.4 million medical members, 12.2 million pharmacy members and
1.5 million dental members as of September 30, 1996. The Company offers a diversified mix of managed care products, including HMO, PPO, POS and other hybrid plans, and traditional indemnity products. The Company also offers a broad array of specialty products, including pharmacy, dental, life, workers' compensation, preventive care, disability, behavioral health, COBRA and flexible benefits account administration. In addition, WellPoint offers managed care services for self-funded employers, including claims processing, actuarial services, network access, medical cost management and administrative services. The Company's primary market for its managed care products is California.

The Company is also actively pursuing expansion into new markets outside of California. In March 1996, the Company completed its acquisition of the Life and Health Benefits Management Division ("MMHD") of Massachusetts Mutual Life Insurance Company ("MassMutual") through the acquisition of MMHD's parent, MassMutual Holding Company Two, Inc. (the "MMHD Acquisition"). The acquired MMHD operations now conduct business under the name UNICARE Life & Health Insurance Company. Through the end of 1997, the Company expects to incur a total of $30 million to $40 million of restructuring costs related to the MMHD Acquisition, a portion of which is expected to be reflected in the Company's results of operations and a portion of which is expected to affect intangible assets and property and equipment. (See Note 3. Acquisitions and Recapitalization.) As a result of the MMHD Acquisition, WellPoint serves medical members in 50 states. Approximately 50% of MMHD's medical membership is concentrated in seven states: California, New York, Texas, Georgia, Massachusetts, Illinois and Virginia. The acquired MMHD operations also provide specialty products, including dental, life, pharmacy and disability, to members throughout the United States. Due in part to this acquisition, the Company's internal business units are now organized on a geographic basis, Blue Cross of California serving California, and UNICARE serving all other states. These business units target both individual and small business purchasers with up to 50 employees and large employers with 51 or more employees. The Company's networks and broad range of specialty managed care products allow it to pursue growth with individual, small business and large business purchasers.

Prior to its acquisition by WellPoint, the MMHD large employer group operations (as well as the BCC Commercial Operations) experienced a higher loss ratio than the Company. As a result, the Company may experience a higher overall loss ratio in future periods. In addition, there can be no assurance that the Company will be able to successfully integrate MMHD into its business or take appropriate measures to control its associated loss ratio.

In October 1996, the Company signed a definitive agreement to purchase certain portions of the Group Benefits Operations ("GBO") of John Hancock Mutual Life Insurance Company. The GBO targets the "jumbo" employer segment (employers with 3,000 or more employees) and currently provides administrative services and PPO and indemnity insurance products. The transaction, which is subject to regulatory approvals and other closing conditions, is currently expected to close in January 1997. Although a majority of the GBO involves the provision of administrative services to self-funded employer plans, the indemnity-based portions of the GBO have experienced a higher overall loss ratio than the Company's core business. If the acquisition of the GBO is completed, the Company may experience a higher overall loss ratio. In addition, the integration of its operations may have an adverse effect on the Company's financial condition or results of operations. The Company expects to incur approximately $35 million to $45 million of restructuring costs relating to this acquisition during 1997, a portion of which is expected to be reflected in the Company's results of operations. The Company expects that it will experience material membership attrition as it pursues its strategy of motivating traditional indemnity health insurance members to select managed care products.

A variety of health care reform measures have been recently enacted at the Federal and state levels. Recent federal legislation seeks, among other things, to insure the portability of health coverage and mandates minimum maternity hospital stays. These and other proposed measures may have the effect of dramatically altering the regulation of the provision of health care and altering the Company's loss ratio.

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

RESULTS OF OPERATIONS

WellPoint's revenues are generated from premiums earned for health care and specialty services provided to its members, fees for administrative services, including claims processing and access to provider networks for self-insured employers, and investment income. WellPoint's operating expenses include health care services and other benefits expenses, consisting primarily of payments for physicians, hospitals and other providers for health care and specialty products claims; selling expenses for broker and agent commissions; general and administrative expenses; interest expense and income taxes.

The Company's consolidated results of operations for the three and nine months ended September 30, 1996 include the results of MMHD and the BCC Commercial Operations from March 31, 1996 and May 20, 1996, respectively, the effective dates of acquisition.

The following table sets forth selected operating ratios. The loss ratio for health care services and other benefits is shown as a percentage of premium revenue. All other ratios are shown as a percentage of premium revenue and management services revenue combined.


                                                        Three Months Ended             Nine Months Ended
                                                          September 30,                  September 30,
                                                       -------------------           -------------------
                                                       1996           1995           1996           1995
                                                       ----           ----           ----           ----
       Operating Revenues:
          Premium revenue ratio                        96.0%          97.9%          96.4%          98.0%
          Management services revenue ratio             4.0            2.1            3.6            2.0
                                                      ------         ------         ------         ------
                                                      100.0          100.0          100.0          100.0
       Operating Expenses:
          Health care services and other
               benefits (loss ratio)                   78.3           76.1           77.1           75.2
          Selling expense ratio                         5.4            6.4            5.7            6.4
          General and administrative expense
             ratio                                     14.0           11.4           13.4           11.5

MEMBERSHIP

The following table sets forth membership data and the percent change in membership:

                                                      As of September 30,
                                                    -----------------------        Percent
                                                    1996               1995        Change
                                                    ----               ----        -------
 MEDICAL MEMBERSHIP:
 CALIFORNIA
    Group Services:
       HMO                                          663,271           615,623          7.7%
       PPO and Other (a)                          1,284,245           765,744         67.7%
                                                  ---------         ---------
          Total (b)                               1,947,516         1,381,367         41.0%
                                                  ---------         ---------
    Individual, Small Group and Senior:
       HMO                                          258,582           167,171         54.7%
       PPO and Other                              1,198,677         1,194,415          0.4%
                                                  ---------         ---------
          Total                                   1,457,259         1,361,586          7.0%
                                                  ---------         ---------
    Medi-Cal HMO Programs                            59,454            35,177         69.0%
                                                  ---------         ---------
 Total California Medical Membership (c)          3,464,229         2,778,130         24.7%
                                                  ---------         ---------
 OUT-OF-STATE
    Group Services:
       HMO                                            2,506           -                 N/A
       PPO and Other (a)                            899,759           -                 N/A
                                                  ---------         ---------
          Total (b)                                 902,265           -                 N/A
                                                  ---------         ---------

    Individual, Small Group and Senior:
       PPO and Other                                 21,016           -                 N/A
                                                  ---------         ---------

 Total Out-of-State Medical Membership              923,281           -                 N/A
                                                  ---------         ---------
 TOTAL MEDICAL MEMBERSHIP                         4,387,510         2,778,130         57.9%
                                                  =========         =========

    HMO                                             983,813           817,971         20.3%
    PPO and Other                                 3,403,697         1,960,159         73.6%
                                                  ---------         ---------

 TOTAL MEDICAL MEMBERSHIP                         4,387,510         2,778,130         57.9%
                                                  =========         =========

(a)     California and Out-of-State include 723,857 and
        492,026 management services  members,
        respectively, as of September 30, 1996. Of the 723,857 California management services members,
        81,056 are from the acquired MMHD operations.
        California includes 476,401 management services members as of September 30, 1995.

(b) As of September 30, 1996, total MMHD medical membership was approximately 1,051,000, of which approximately 149,000 were California members and approximately 902,000 were Out-of-
        State members.

(c)     As of September 30, 1996, total BCC Commercial
        Operations membership was approximately
        264,100, of which all were California  members.

                                                    As of September 30,
                                                  -----------------------                    Percent
                                                  1996               1995                    Change
                                                  ----               ----                    -------
 SPECIALTY MEMBERSHIP:
    Pharmacy                                   12,218,839          8,726,438                   40.0%
    Dental                                      1,512,740            513,889                  194.4%
    Disability                                    108,231                 -                   N/A
    Behavioral Health                             472,235            372,648                   26.7%
    Life                                          724,295            326,130                  122.1%

The 1996 specialty membership includes MMHD which has approximately 0.5 million pharmacy members, 0.9 million dental members, 0.1 million disability members and 0.4 million life members as of September 30, 1996.

COMPARISON OF RESULTS FOR THIRD QUARTER 1996 TO THIRD QUARTER 1995

Premium revenue increased 45.6% to $1,052.3 million for the quarter ended September 30, 1996 from $722.9 million for the quarter ended September 30, 1995. Of the $329.4 million increase, $166.6 million and $97.5 million were attributable to the MMHD Acquisition and the BCC Commercial Operations, respectively. Also contributing to the increase was a 5.6% increase in medical membership from September 30, 1995 to September 30, 1996, excluding MMHD and the BCC Commercial Operations. Workers' compensation premium revenue increased 25.7% from the 1995 third quarter to the 1996 third quarter due to a large increase in the number of insured employer groups, primarily in the small employer and California school districts workers' compensation markets. In addition, an increase in premium revenue resulted from moderate increases in the medical premiums per member in the individual, small group and senior markets and increases in dental premium revenue, largely due to membership growth as a result of the introduction of a new dental PPO product.

Management services revenue increased $28.0 million, or 176.9%, to $43.8 million for the quarter ended September 30, 1996 from $15.8 million in 1995. The increase was primarily due to $20.0 million of management services revenue from MMHD. Also contributing to the increase were new pharmacy and clinical management accounts and revenue from BCC Commercial Operations. Excluding MMHD and the BCC Commercial Operations, management services medical membership increased 28.9%.

Investment income increased to $34.6 million for the quarter ended September 30, 1996 as compared to $33.1 million for the same period in 1995. Interest and dividend income increased from $30.6 million to $31.4 million for the quarters ended September 30, 1995 and 1996, respectively. This increase was due to MMHD interest income of $7.2 million, partially offset by lower interest income as a result of cash and investments used in the acquisitions of MMHD and the BCC Commercial Operations. Excluding MMHD, interest and dividend income would have decreased to $24.3 million as a result of cash and investments used in the acquisitions of MMHD and the BCC Commercial Operations. Net gains on the sales of investment securities increased to $3.2 million for the quarter ended September 30, 1996 from $3.0 million for the prior year. This increase was a result of MMHD realized gains on sales of $0.4 million. Finally, net financing and investment expense decreased by $0.4 million.

Health care services and other benefits expense increased 49.9% to $824.3 million for the quarter ended September 30, 1996 from $549.9 million for the same period in 1995. Of the $274.4 million increase, $123.6 was attributable to MMHD and $92.3 million was attributable to the BCC Commercial Operations. Excluding MMHD and the BCC Commercial Operations, increased health care services also resulted from medical membership growth, especially in the individual HMO business. Mix and product design changes, such as benefits design changes which eliminated deductibles for some pharmacy products, and growth in the workers' compensation business also contributed to the increase. These increases were partially offset by savings from hospital recontracting, which was implemented in January 1996.

The loss ratio for the third quarter of 1996 increased to 78.3% compared to 76.1% in 1995 due partially to membership growth in the individual HMO, which carries a lower margin and less risk than the Company's other individual products. The increase in the loss ratio was also attributable to an increase in the loss and loss adjustment expense reserves related to a portion of the Company's workers' compensation business and the incremental effect of the BCC Commercial Operations on the Company's overall results. The BCC Commercial Operations have traditionally experienced a higher loss ratio than the Company. The Company may experience higher loss ratios during the remainder of 1996 and in future periods due to the incremental effect of the BCC Commercial Operations and MMHD (which have also historically experienced a higher medical loss ratio than the Company). The increase in the loss ratio was partially offset by the Company's continuing cost containment efforts, such as the hospital recontracting program implemented in 1996. The program provides incentives to those hospitals that are successful at controlling costs. Excluding the Company's workers' compensation business and the acquisitions of MMHD and the BCC Commercial Operations, the loss ratio for the quarter ended September 30, 1996 was 75.8%. The loss ratio for the third quarter in 1995, also excluding the workers' compensation business, was 75.7%.

Selling expense consists of commissions paid to outside brokers and agents representing the Company. Selling expense for the third quarter of 1996 increased 25.9% to $59.1 million compared to $46.9 million for the third quarter of 1995. Of the $12.2 million increase, $7.0 million was attributable to MMHD. In addition, the increase corresponded with continued overall premium revenue growth. However, the selling expense ratio decreased for the quarter ended September 30, 1996 to 5.4% from 6.4%, largely due to the acquisitions of MMHD and the BCC Commercial Operations which both have a lower selling expense ratio than the Company has historically experienced. Excluding the acquisitions, the selling expense ratio would have remained constant at 6.4%.

General and administrative expense for the quarter ended September 30, 1996 increased 81.1% to $153.1 million from $84.6 million for the comparable quarter in 1995, largely due to the MMHD Acquisition, which contributed $49.7 million to general and administrative expense. The administrative expense ratio increased to 14.0% for the quarter ended September 30, 1996 compared to 11.4% for the quarter ended September 30, 1995, primarily due to the MMHD Acquisition and the Company's continued investment in geographic expansion. The increase was partially offset by the BCC Commercial Operations' lower administrative expense ratio. Excluding MMHD and the BCC Commercial Operations, the administrative expense ratio was 12.4% for the third quarter of 1996. MMHD has historically had a higher administrative expense ratio due to its higher percentage of management services business. The increased administrative ratio in 1996, excluding acquisitions, was due in part to additional expenses related to Los Angeles city business taxes.

Interest expense was $12.4 million for the quarter ended September 30, 1996. The Company had no interest expense during the comparable period in 1995. The interest expense in the current period related to $775.0 million drawn under the Company's revolving credit facility on May 15, 1996 to fund a special dividend paid in connection with the Recapitalization, as well as interest on amounts payable to MassMutual, including the Series A term note of $62.0 million issued in connection with the MMHD Acquisition. During the third quarter of 1996, the outstanding balance drawn under the credit facility was reduced from $730.0 million to $685.0 million. The weighted average rate of interest during the third quarter of 1996 on all long-term debt was 5.91%.

WellPoint's net income for the quarter ended September 30, 1996 was $45.1 million or $0.68 per share compared to $51.8 million or $0.78 per share for the quarter ended September 30, 1995. The weighted average number of shares of common stock outstanding for the quarter ended September 30, 1996 was 66.5 million. Earnings per share for the quarter ended September 30, 1995 has been recomputed using 66.4 million shares, the number of shares outstanding immediately following the Recapitalization, to give effect to the share exchange that occurred in connection with the Recapitalization. Earnings per share is determined by dividing net income by the weighted average number of common shares outstanding. (See Note 3 to the Consolidated Financial Statements for a fuller description of the actions taken in connection with the Recapitalization.)

COMPARISON OF RESULTS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1996 TO THE NINE MONTHS ENDED SEPTEMBER 30, 1995

Premium revenue increased 28.4% to $2,801.2 million for the nine months ended September 30, 1996 from $2,181.4 million for the nine months ended September 30, 1995. Premium revenue of $341.1 million and $122.4 million were attributable to MMHD and the BCC Commercial Operations, respectively. Also contributing to increased premium revenue was a 5.6% increase in medical membership from September 30, 1995 to September 30, 1996, excluding MMHD and the BCC Commercial
Operations.   Workers' compensation premium revenues increased 47.4% from the first nine months of 1995 to the first nine months of 1996, due to a large increase in the number of insured employer groups, primarily in the small employer and California school districts workers' compensation markets. In addition, an increase in premium revenue resulted from moderate increases in the premiums per member in the individual, small group and senior markets and increases in dental premium revenue, largely due to membership growth as a result of the introduction of a new dental PPO product.

Management services revenue increased $61.0 million to $105.5 million for the nine months ended September 30, 1996 from $44.5 million for the nine months ended September 30, 1995. The increase was primarily due to $43.3 million of management services revenue from MMHD. Also contributing to the increase were new pharmacy and clinical management accounts and revenue from the BCC Commercial Operations. Excluding MMHD and the BCC Commercial Operations, management services medical membership increased 28.9% from September 30, 1995 to September 30, 1996.

Investment income increased to $107.0 million for the nine months ended September 30, 1996 as compared to $102.5 million for the same period in 1995. Interest and dividend income increased from $90.9 million to $95.3 million for the nine months ended September 30, 1995 and 1996, respectively. This increase was due to MMHD interest income of $14.3 million and a decrease in net financing and investment expense of $0.4 million. Offsetting these increases was a decrease in net gains on the sales of investment securities from $13.1 million for the nine months ended September 30, 1995 to $12.7 million for the current period. Excluding MMHD, interest and dividend income would have decreased to $81.1 million as a result of cash and investments used in the acquisitions of MMHD and the BCC Commercial Operations. Excluding MMHD net gains on the disposal of assets of $0.7 million, net gains would have decreased to $12.0 million.

Health care services and other benefits expense increased 31.6% to $2,159.1 million for the first nine months of 1996 from $1,640.9 million for the same period in 1995. Of the

COMPARISON OF RESULTS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1996 TO THE NINE MONTHS ENDED SEPTEMBER 30, 1995 (CONTINUED)

$518.2 million increase, $260.9 million was attributable to MMHD and $115.6 million was attributable to the BCC Commercial Operations. Excluding MMHD and the BCC Commercial Operations, increased health care services also resulted from medical membership growth. In addition, mix and product design changes, such as the introduction of the Company's new Prudent Buyer Co-pay product (which replaced deductibles with co- payments), benefits design changes which eliminated deductibles for some pharmacy products, and growth in the workers' compensation business also contributed to the increase. These increases were partially offset by savings from hospital recontracting, which was implemented January 1, 1996. Additional savings were realized by savings from specialist and laboratory recontracting, which was implemented during the third quarter of 1995.

The loss ratio for the first nine months of 1996 increased to 77.1% compared to 75.2% in 1995 due to the PPO benefits changes described above, an increase in the loss and loss adjustment expense reserves related to a portion of the Company's workers' compensation business and the incremental effect of the BCC Commercial Operations on the Company's overall results. The BCC Commercial Operations has traditionally experienced a higher loss ratio than the Company. Additionally, the Company may experience higher loss ratios during the remainder of 1996 and in future periods due to the incremental effect of the BCC Commercial Operations and MMHD (which has also historically experienced a higher loss ratio than the Company). The increase in the loss ratio was partially offset by the Company's continuing cost containment efforts, such as the hospital recontracting program. Excluding the Company's workers' compensation business and the acquisitions of the MMHD operations and the BCC Commercial Operations, the loss ratio was 75.0% for the nine months ended September 30, 1996. The loss ratio for the same period in 1995, also excluding the workers' compensation business, was 74.9%.

Selling expense for the nine months ended September 30, 1996 increased 17.5% to $166.8 million compared to $141.9 million for the comparable period in 1995, corresponding with continued overall premium revenue growth and an additional $14.1 million in selling expense attributable to MMHD. The selling expense ratio decreased for the first nine months of 1996 to 5.7% from 6.4% for the prior year, largely due to the acquisitions of MMHD and the BCC Commercial Operations, which both have a lower selling expense ratio than the Company's existing business. Excluding the acquisitions, the selling expense ratio would have been 6.4% for the nine months ended September 30, 1996, consistent with the comparable period in the prior year.

General and administrative expense for the nine months ended September 30, 1996 increased 51.8% to $388.9 million from $256.1 million for the same period in 1995. Of the $132.8 million increase, $100.7 million resulted from the MMHD Acquisition. The administrative expense ratio increased to 13.4% for the first nine months of 1996 compared

COMPARISON OF RESULTS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1996 TO THE NINE MONTHS ENDED SEPTEMBER 30, 1995 (CONTINUED)

to 11.5% in 1995 primarily due to the increased administrative expense associated with the Company's continued investment in geographic expansion and the MMHD Acquisition. The increase was partially offset by the BCC Commercial Operations' lower administrative expense ratio. Excluding MMHD and the BCC Commercial Operations, the administrative expense ratio would have been 11.8%. MMHD has historically had a higher administrative expense ratio due to its higher percentage of management services business.

Interest expense was $23.3 million for the nine months ended September 30, 1996. The Company had no interest expense during the comparable period in 1995. The interest expense in the current period related to $775.0 million drawn under the Company's revolving credit facility on May 15, 1996 to fund a special dividend paid in connection with the Recapitalization, as well as interest on the amounts payable to MassMutual, including a Series A term note of $62.0 million issued in connection with the MMHD Acquisition. At September 30, 1996, the outstanding balance drawn under the credit facility was $685.0 million. The weighted average interest rate for the nine months ended September 30, 1996 was 6.00%.

WellPoint's net income for the nine months ended September 30, 1996 was $155.0 million or $2.33 per share compared to $166.7 million or $2.51 per share for the nine months ended September 30, 1995. Earnings per share for the nine months ended September 30, 1996 have been recomputed using 66.4 million shares, the number of shares outstanding immediately following the Recapitalization, plus the weighted average number of shares issued since the Recapitalization. The number of shares outstanding for the nine months ended September 30, 1995 has been recomputed to 66.4 million, the number of shares outstanding immediately following the Recapitalization, to give effect to the share exchange that occurred in connection with the Recapitalization. Earnings per share is determined by dividing net income by the weighted average number of common shares outstanding. (See Note 3 to the Consolidated Financial Statements for a fuller description of the actions taken in connection with the Recapitalization.)

FINANCIAL CONDITION

The Company's consolidated assets increased by $768.6 million to $3,447.9 million as of September 30, 1996. This represents a 28.7% increase from $2,679.3 million as of December 31, 1995 and resulted primarily from the acquisitions of MMHD and the BCC Commercial Operations as well as cash flow generated from operations. Cash and investments were $2,145.7 million as of September 30, 1996 or 62.2% of total assets.

The Company issued a Series A term note for $62.0 million during the first quarter of 1996 for the MMHD Acquisition. Under the terms of the acquisition agreement, the Company was obligated to issue a Series B term note based upon the results of a post-closing audit. During the first quarter of 1996, the Company accrued for the Series B term note in an amount estimated at $18.0 million. In August 1996, WellPoint paid $22.2 million to MassMutual in full satisfaction of this obligation. Also outstanding at September 30, 1996 was $685.0 million under the Company's revolving credit facility incurred for payment of a special dividend to the Old WellPoint stockholders in connection with the Recapitalization. (See Note 3. Acquisitions and Recapitalization and
Note 4. Long-Term Debt.) The Company had no long-term borrowings outstanding as of December 31, 1995.

Equity totaled $812.1 million as of September 30, 1996, a decrease of $858.1 million from December 31, 1995. The decrease resulted primarily from the $995.0 million dividend to the Old WellPoint stockholders (see Note 3. Acquisitions and Recapitalization) and a $22.2 million decrease in the unrealized valuation adjustment on investment securities, net of deferred taxes, due to an increase in market interest rates in 1996 compared to 1995. The decrease was partially offset by net income of $155.0 million for the first nine months of 1996.

LIQUIDITY AND CAPITAL RESOURCES

The Company's primary sources of cash are from premiums and management services revenues received and investment income. The primary uses of cash include health care claims, capitation payments, income taxes, repayment of long-term debt, interest expense, broker and agent commissions and administrative expenses. The Company receives premium revenue in advance of anticipated claims for related health care services and other benefits. The Company's investment policies are designed to provide liquidity, preserve capital and maximize yield. Cash and investment balances maintained by the Company are sufficient to meet applicable regulatory financial stability and net worth requirements. As of September 30, 1996, the Company's investment portfolio consisted primarily of fixed maturity securities (which are primarily rated "A" or better by rating agencies) and equity securities.

Net cash flow provided by operating activities was $271.1 million for the nine months ended September 30, 1996 compared with $136.7 million for the comparable period in 1995. The increase in positive cash flow from operations is mainly due to continuing operations as well as additional revenue generated through the acquisitions of MMHD and the BCC Commercial Operations as well as increased membership growth in the individual, small group, senior and Medi-Cal segments. The cash provided by these activities was partially offset by an increase in the provision for deferred income tax benefits and an increase in other non-current assets due to a net $23.6 million that the Company paid in the 1996 first quarter in connection with a new lease for the Company's headquarters building.

Net cash used by investing activities for the first nine months of 1996 totaled $708.0 million, compared with net cash provided by investing activities of $428.6 million for the comparable period in 1995. The additional cash used resulted in part from investment purchases of $755.1 million in 1996. In 1995, the net proceeds from the sale and maturities of investments were invested in cash equivalents in anticipation of the cash requirements for the acquisitions of MMHD and the BCC Commercial Operations as well as the dividend to the Old WellPoint stockholders in connection with the Recapitalization. Under the terms of the acquisition agreement, the Company was obligated to issue a Series B term note based upon the results of a post-closing audit. In August 1996, the Company paid $22.2 million in full satisfaction of this obligation. The MMHD operations were acquired for a total purchase price of $402.2 million (including the payment in satisfaction of the Series B note obligation). MMHD cash acquired was $28.1 million. The net cash used for the MMHD Acquisition amounted to $312.1 million. The BCC Commercial Operations were acquired during the second quarter of 1996 for a purchase price of $235.0 million. Cash acquired from the BCC Commercial Operations was $122.7 million, resulting in net cash used for the acquisition of $112.3 million. Additional costs of $16.7 million were incurred for the acquisitions. (See Note 3. Acquisitions and Recapitalization.)

In connection with the Recapitalization, the Company entered into a $1.25 billion unsecured credit facility. Borrowings under the credit facility bear interest at rates determined by reference to the Bank of America base rate or to the London Interbank Offered Rate ("LIBOR") plus a margin determined by reference to the Company's leverage ratio or the then-current rating of the Company's unsecured long-term debt by specified rating agencies. Borrowings under the credit facility are made on a committed basis or pursuant to an auction-bid process. The credit facility expires as of May 15, 2001, although it may be extended for two additional one-year periods under certain circumstances. The credit agreement requires that the Company comply with certain minimum net worth, leverage ratio and fixed charge coverage ratio requirements and contains certain other customary restrictions, including restrictions on the occurrence of additional indebtedness and the granting of certain liens, limitations on acquisitions and investments and limitations on changes in control. The total amount outstanding under the credit facility was $685.0 million as of September 30, 1996. The indebtedness under the credit facility had a weighted average interest rate of 5.84% as of September 30, 1996. The weighted average interest rate for the credit facility from May 15, 1996, the initial draw date, through September 30, 1996 was 5.84%.

In July 1996, the Company filed a registration statement relating to the issuance of $1.0 billion of senior or subordinated unsecured indebtedness. As of September 30, 1996, no indebtedness had been issued pursuant to this registration statement.

In order to limit its exposure to interest rate increases, in August 1996 the Company entered into a swap agreement for a notional amount of $100.0 million bearing a fixed interest rate of 6.45% and having a maturity date of August 17, 1999. In September 1996, the Company entered into two additional swap agreements for notional amounts of $150.0 million each, bearing fixed interest rates of 6.99% and 7.05%, respectively, and having maturity dates of October 17, 2003 and October 17, 2006, respectively.

The Company is required to maintain minimum tangible net equity ("TNE") by the Company's primary regulator, the California Department of Corporations (the "DOC"), and is required to meet minimum capital requirements prescribed by the Blue Cross Blue Shield Association (the "BCBSA"). In measuring capital for the BCBSA, the Company is required to use the method prescribed by the DOC. The failure to meet a specified level (the "Minimum BCBSA Capital") of the BCBSA's base capital requirement can subject the Company to certain corrective actions, while the failure to meet a lower specified level can result in termination of the Company's license agreement with the BCBSA. As of September 30, 1996, the Company's TNE (and its capital for BCBSA purposes) was approximately $284.0 million and the Minimum BCBSA Capital was approximately $247.4 million. The Minimum BCBSA Capital requirement, which is more restrictive than DOC requirements, will increase as of December 31, 1996. In addition, the acquisition of the GBO will cause a decrease in the Company's capital for purposes of BCBSA requirements, because goodwill must be excluded from TNE (and thus from BCBSA capital).

In order to address an anticipated shortfall in the Company's capital, in October 1996, the Company received a commitment letter from the Bank of America National Trust and Savings Association ("Bank of America NT&SA") for a two-year unsecured subordinated term loan facility (the "Subordinated Debt Facility") for $200.0 million which will mature on December 31, 1998. The Company intends to finance the acquisition of GBO through the incurrence of subordinated indebtedness. The DOC regulations permit the Company to include in TNE (and thus in capital for BCBSA purposes) any indebtedness subordinated to the Company's obligation to maintain the DOC's required minimum TNE (approximately $20.0 million as of September 30, 1996). Pursuant to the terms of this commitment letter, the Company will be able to make borrowings under the Subordinated Debt Facility between December 15, 1996 and February 15, 1997. Such borrowings will bear interest at interest rates determined by reference to the Bank of America base rate or to LIBOR plus a margin determined by reference to the Company's leverage ratio or the then-current rating of the Company's unsecured long-term debt by specified rating agencies. The applicable margin will increase with respect to any borrowings outstanding as of July 1, 1997. Interest will be paid quarterly. The Subordinated Debt Facility will require compliance with certain financial ratio and other requirements similar to those in the Company's current credit facility; however, the Company believes that repayment of borrowings will be subordinated in a manner acceptable to the DOC Commissioner to allow borrowings to be counted as TNE. The Subordinated Debt Facility will also require that the proceeds of certain sales of capital stock or subordinated debt issued by the Company be used to repay outstanding amounts under the Subordinated Debt Facility. All borrowings under the Subordinated Debt Facility will become due on December 31, 1998. The Company intends to promptly negotiate the terms of definitive documentation related to the Subordinated Debt Facility or take other appropriate actions so that the Company will meet the Minimum BCBSA Capital requirements as of December 31, 1996 and after acquisition of the GBO.

The Company believes that cash flow generated by operations, its cash and investment balances, its existing credit facility (see Note 4. Long- Term Debt), its debt registration statement and the anticipated subordinated indebtedness will be sufficient to fund continuing operations, the pending acquisition and other capital requirements for the foreseeable future.

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

WellPoint operates primarily in a single industry segment, managed health care. The two primary business activities within the segment ([a] managed care products and [b] management services products, including specialty managed care services) are marketed through two internal business units which are organized on a geographic basis, Blue Cross of California and UNICARE. The geographic business units are divided further into individual and small group businesses versus larger employers because of the distinctive differences in the focus needed in targeting each of these markets. The combined cost ratios (medical costs and expenses) for the small group and individual businesses and the large group business vary due primarily to differing product mix between the managed care and management services products and different distribution costs. A greater percentage of small group and individual membership is comprised of higher risk managed care products, which tend to be more profitable than the lower risk managed care and management services products as a result of higher deductibles and co-payments and increased profit margins generally associated with higher underwriting risks. The group services membership is comprised primarily of capitated managed care products and management services products which result in lower margins as a result of the lower level of underwriting risk related to the capitated products and the non-risk nature of the management services products. However, over the past three years, margin erosion has been greater in the individual and small group business than in the large group business primarily as a result of slower growth in membership, product mix change and greater competitive pressure on premium increases. The spread between the profitability of the individual and small group business and large group business in California was 6.4% for the nine months ended September 30, 1996 and 7.7% for the nine months ended September 30, 1995.

                          PART II.  OTHER INFORMATION


ITEM 1.  Legal Proceedings

See Note 6 - Commitments and Contingencies for information regarding legal proceedings.


ITEM 5.  Other Information

See Note 3 - Acquisitions and Recapitalization.

         (a)     Exhibits

         Exhibit
         Number      Exhibit
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

          2.03        Purchase and Sale Agreement, dated as of October 10,
                      1996, by and between the Registrant and John Hancock
                      Mutual Life Insurance Company, incorporated by reference to Exhibit 2.1 of Registrant's Current
                      Report on Form 8-K dated October 9, 1996

          3.01        Amended and Restated Articles of Incorporation of the
                      Registrant, incorporated by reference to Exhibit 3.1
                      of Registrant's Form 8-K dated May 20, 1996

          3.02        Bylaws of the Registrant, incorporated by reference to
                      Exhibit 3.2 of Registrant's Form 8-K dated May 20,
                      1996

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

         Exhibit
         Number      Exhibit
         ------      -------
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

         Exhibit
         Number      Exhibit
         ------      -------
         10.12        Office Space Lease for Newbury Park, CA offices, dated
                      January 13, 1993 between BCC and Metropolitan Life
                      Insurance Company, incorporated by reference to
                      Exhibit 10.12 of Registrant's Form 10-K for the fiscal
                      year ended December 31, 1992

         10.13        Office Space Lease for Calabasas, CA offices, dated
                      August 26, 1992 between BCC and Lost Hills Office
                      Partners, First Amendment to Office Lease between Lost
                      Hills Office Partners and BCC, dated November 1, 1992, and Subordination, Non-Disturbance and Attornment
                      Agreement, dated January 7, 1993, between BCC and DAG
                      Management, incorporated by reference to Exhibit 10.13 of Registrant's Form 10-K for the fiscal year ended
                      December 31, 1992

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

         Exhibit
         Number      Exhibit
         ------      -------
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

         Exhibit
         Number      Exhibit
         ------      -------
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

         Exhibit
         Number      Exhibit
         ------      -------
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

         Exhibit
         Number      Exhibit
         ------      -------
         10.50   Letter, dated November 13, 1995 from the Registrant to D.
                 Mark Weinberg regarding severance benefits, together with
                 underlying Officer Severance Agreement, incorporated by
                 reference to Exhibit 10.48 of Registrant's Form 10-K for
                 the fiscal year ended December 31, 1995

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

         10.53   Senior Series A Term Note dated March 31, 1996 between the
                 Registrant and Massachusetts Mutual Life Insurance Company, incorporated by reference to Exhibit 10.53 of the Registrant's Form 10-Q for the Quarter ended March 31, 1996

         10.54 Voting Trust Agreement dated as of May 20, 1996 by and between the Registrant, Western Health Partnerships and
                 Wilmington Trust Company, incorporated by reference to
                 Exhibit 99.2 of Registrant's Form 8-K dated May 20, 1996

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

         Exhibit
         Number      Exhibit
         ------      -------
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

         10.64   WellPoint Health Networks Inc. Employee Stock Purchase
                 Plan, incorporated by reference to the Registrant's
                 Registration Statement on Form S-8 (Registration No. 333-
                 05111)

         10.65   Amendment No. 1 dated as of June 28, 1996 to the
                 Registrant's Credit Agreement dated as of May 15, 1996.

         27.1    Financial Data Schedule

         (b) Reports on Form 8-K
                 No reports on Form 8-K were filed during the quarter ended September 30, 1996.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       WELLPOINT HEALTH NETWORKS INC.
                                                 Registrant


Date: November 12, 1996                By: \s\ LEONARD D. SCHAEFFER
                                          --------------------------------
                                          Leonard D. Schaeffer
                                          Chairman of the Board of Directors
                                          and Chief Executive Officer



Date: November 12, 1996                By: \s\ HOWARD G. PHANSTIEL
                                          --------------------------------
                                          Howard G. Phanstiel
                                          Executive Vice President
                                          Finance and Information Services



Date: November 12, 1996                By: \s\ YON Y. JORDEN
                                          --------------------------------
                                          Yon Y. Jorden
                                          Senior Vice President and
                                          Chief Financial Officer