Form 10-K
period 1996-12-31
WELLPOINT HEALTH NETWORKS INC /CA/
filed 1997-03-20
CIK 1013220

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                       FOR ANNUAL AND TRANSITION REPORTS
                    PURSUANT TO SECTIONS 13 OR 15(D) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                                   FORM 10-K
(MARK ONE)

/X/    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
       SECURITIES EXCHANGE ACT OF 1934

            FOR THE FISCAL YEAR ENDED DECEMBER 31, 1996

/ /    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
       SECURITIES EXCHANGE ACT OF 1934

         FOR THE TRANSITION PERIOD FROM            TO

                         COMMISSION FILE NUMBER 1-11628

                         WELLPOINT HEALTH NETWORKS INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)
                            ------------------------

              CALIFORNIA                                95-3760980
       (State of incorporation)            (I.R.S. Employer Identification No.)
         21555 OXNARD STREET
      WOODLAND HILLS, CALIFORNIA                          91367
   (Address of principal executive                      (Zip Code)
               offices)

       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (818) 703-4000
                            ------------------------

          SECURITIES REGISTERED PURSUANT TO SECTION 12(b) of the Act:

         TITLE OF EACH CLASS                  NAME OF EACH EXCHANGE ON WHICH
--------------------------------------                  REGISTERED
                                          --------------------------------------
    Common Stock, $0.01 par value                New York Stock Exchange

          SECURITIES REGISTERED PURSUANT TO SECTION 12(g) of the Act:
                                      None
                            ------------------------

    Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. /X/ Yes / / No

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-K or any amendment to this Form 10-K.
----

    State the aggregate market value of the voting stock held by non-affiliates of the Registrant as of March 19, 1997: $1,273,420,698 (based on the last reported sale price of $45.38 per share on March 19, 1997, on the New York Stock Exchange).

    Common Stock, $0.01 par value of Registrant outstanding as of March 19, 1997: 66,570,263 shares.

                      DOCUMENTS INCORPORATED BY REFERENCE
                                     NONE.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                         WELLPOINT HEALTH NETWORKS INC.
                          1996 FORM 10-K ANNUAL REPORT
                               TABLE OF CONTENTS

                                                                                                                PAGE
                                                                                                                -----
                                                         PART I

Item 1.     Business.......................................................................................           1
Item 2.     Properties.....................................................................................          17
Item 3.     Legal Proceedings..............................................................................          17
Item 4.     Submission of Matters to a Vote of Security Holders............................................          18

                                                        PART II

Item 5.     Market for the Registrant's Common Equity and Related Stockholder Matters......................          19
Item 6.     Selected Financial Data........................................................................          20
Item 7.     Management's Discussion and Analysis of Financial Condition and Results of Operations..........          21
Item 8.     Financial Statements and Supplementary Data....................................................          31
Item 9.     Changes and Disagreements with Accountants on Accounting and Financial Disclosure..............          31

                                                        PART III

Item 10.    Directors and Executive Officers of the Registrant.............................................          32
Item 11.    Executive Compensation.........................................................................          35
Item 12.    Security Ownership of Certain Beneficial Owners and Management.................................          43
Item 13.    Certain Relationships and Related Transactions.................................................          45

                                                        PART IV

Item 14.    Exhibits, Financial Statements Schedules and Reports on Form 8-K...............................          47

                                   SIGNATURES

                         INDEX TO FINANCIAL STATEMENTS

                                     PART I

ITEM 1.  BUSINESS

GENERAL

    WellPoint Health Networks Inc. (the "Company" or "WellPoint") is one of the nation's largest publicly traded managed health care companies with approximately 4.5 million medical members, 11.5 million pharmacy members and 1.6 million dental members as of December 31, 1996. The Company offers a diversified mix of managed care products, including health maintenance organizations ("HMOs"), preferred provider organizations ("PPOs") and point-of-service ("POS") and other hybrid plans, and indemnity plans. The Company offers a continuum of managed health care plans while providing incentives to members and employers to select more intensively managed plans. Such plans are typically offered at a lower cost in exchange for additional cost-control measures, such as limited flexibility in choosing non-network providers. The Company believes that it is better able to predict and control its health care costs as its members select more intensively managed health care plans. The Company also provides a broad array of specialty products, including pharmacy, dental, life, workers' compensation, disability, behavioral health, COBRA and flexible benefits account administration. In addition, the Company offers managed care services for self-funded employers, including underwriting, actuarial services, network access, medical cost management and claims processing. WellPoint's diversified mix of products and services has been developed to meet the needs of a broad range of individuals, employer groups and their employees.

    The Company's operations, with the exception of specialty products, are organized into two internal business units with a geographic focus. The Company markets its products in California primarily under the name Blue Cross of California and outside of California primarily under the name UNICARE. Historically, the Company's primary market for its managed care products has been California. The Company holds the exclusive right in California to market its products under the Blue Cross name and mark. The Company is diversified in its California customer base, with extensive membership among small employer groups, individuals and large employer groups, and a growing presence in the Medicare and Medicaid markets.

    Over the past decade, the Company has transitioned substantially all of its California indemnity insurance customers to managed care products. An element of the Company's geographic expansion strategy is to replicate its experience in California in motivating traditional indemnity members to transition to the Company's broad range of managed care products. The Company's acquisition strategy focuses on large employer group plans that offer indemnity and other health insurance products that are less intensively managed than the Company's current products. In addition, the Company focuses on acquiring businesses that provide significant concentrations of members in strategic locations outside of California. The Company believes that such acquisitions will provide its UNICARE operations with sufficient scale to begin development of proprietary provider network systems in key geographic areas which will enable the Company to offer a broad range of managed care products. The Company intends to use these new networks to introduce individual, small group and senior products in these markets. With the acquisitions in March 1996 of the Life & Health Benefits Management division ("MMHD") of Massachusetts Mutual Life Insurance Company (the "MMHD Acquisition") and in March 1997 of certain portions of the health and related life group benefit operations (the "GBO") of John Hancock Mutual Life Insurance Company ("John Hancock") (discussed in the following section), the Company has significantly expanded its operations outside of California.

    The Company is also exploring opportunities to work with other BlueCross BlueShield entities. The Company currently provides pharmacy benefits management services to other BlueCross BlueShield entities and intends to market additional specialty products to and to pursue other relationships with BlueCross BlueShield plans in the future.

RECENT DEVELOPMENT--GBO ACQUISITION

    On March 1, 1997, the Company completed its acquisition of the GBO (the "GBO Acquisition"). The purchase price for the acquisition was $86.7 million, subject to adjustment upon completion of a post-closing audit.

    As of December 31, 1996, the GBO provided benefits to approximately 1.3 million medical members, most of which were in health plans that are self-funded by employers. The GBO offers indemnity and PPO plans, and also provides life, dental and disability coverage to a variety of employer groups. The GBO focuses on the largest employer groups, accounts with greater than 5,000 employees. A majority of the GBO members are located in California, Texas, Georgia, the Mid-Atlantic/Washington, D.C. area, Massachusetts, the New York/Tri-State area, Ohio, Illinois and Michigan. In addition to the medical members, as of December 31, 1996, the GBO served approximately 270,000 pharmacy members, approximately
1.5 million dental members, approximately 1.0 million life insurance members and covered approximately 940,000 members through disability products. The GBO Acquisition also included Cost Care, Inc. ("CCI"), a wholly owned subsidiary of John Hancock, which provides medical management services.

    The closing of the GBO Acquisition was postponed from January 31, 1997 due to the granting of an injunction on January 30, 1997 in favor of SelectCare Inc. ("SelectCare"), a network manager in Michigan used by John Hancock to serve certain GBO members. In its complaint for an injunction, SelectCare had alleged, among other things, that the completion of the acquisition would violate the confidentiality provisions of John Hancock's agreements with SelectCare. The case was brought by SelectCare in the federal District Court in Michigan. The acquisition was completed on March 1, 1997 in a manner that the Company believes complies with the terms of the injunction.

MANAGED HEALTH CARE INDUSTRY OVERVIEW

    An increasing focus on costs has spurred the growth of HMO, PPO, POS and other forms of managed care plans as alternatives to traditional indemnity health insurance. Typically, HMOs and PPOs, as well as hybrid plans (such as POS plans), develop health care provider networks by entering into contracts with hospitals, physicians and other providers to deliver health care at favorable rates that incorporate health care utilization management, network credentialing, quality assurance and other cost-control measures. HMO, PPO and POS members generally are charged periodic, prepaid premiums, and co-payments or deductibles. PPOs, POS plans and a number of HMOs allow out-of-network usage, typically at substantially higher out-of-pocket costs to members. HMO members generally select at the time of enrollment one primary care physician from a network who is responsible for coordinating health care services for the member, while PPOs generally allow members to select physicians without coordination through a primary care physician. Hybrid plans, such as POS plans, typically involve the selection of primary care physicians similar to HMOs, but allow members to choose non-network providers at higher out-of-pocket costs, similar to PPOs.

    THE CALIFORNIA MARKET. The desire of California-based employers for a range of health care choices that promote effective cost controls and quality care has led to substantial market acceptance of managed health care in California, where the total penetration of managed health care companies is higher than the national average. While the Company is a market leader in offering managed health care plans to individuals and small employer groups in California, the Company has experienced increased competition in this market over the last several years. However, the Company believes that there will continue to be opportunities for growth in its small group membership because small employers are the primary source of job growth in California. WellPoint's large group business, which historically lagged the performance of its small group and individual business, has experienced favorable growth since 1994 with the rebound of the California economy and the enhancement of the Company's reputation for customer service and value, especially among established companies.

    OTHER STATES. The market acceptance of managed health care varies widely outside of California. In many states, members are typically offered a spectrum of health care choices which are more focused on traditional indemnity health insurance than in California. Indemnity insurance usually allows members substantial freedom of choice in selecting health care providers but without financial incentives or cost-control measures typical of managed care plans. Health care providers are reimbursed on a retrospective basis and there are few, if any, incentives or measures to control health care costs. Indemnity insurance plans typically require annual deductible obligations of members. Upon satisfaction of the deductible, the member is reimbursed for health care expenses on a full or partial basis of the indicated charges. PPO coverage offered by health plans outside of California is often typified by broad-based, third-party provider networks which do not incorporate the cost-control measures or discounts typical of the Company's proprietary provider networks in California. The Company believes the higher costs generally associated with such third-party PPO networks and traditional indemnity health insurance will continue to cause employers and members to seek out managed health care solutions similar to those offered by the Company in California.

THE BLUE CROSS OF CALIFORNIA BUSINESS

    Due in part to the MMHD and GBO Acquisitions, the Company's operations, with the exception of stand-alone specialty products, are organized into two internal business units with a geographic focus. Most of the Company's California operations are conducted through the Blue Cross of California Business.

    MARKETING AND PRODUCTS

    WellPoint's products are marketed in California primarily under the Blue Cross mark through four major business units focusing on specific customer segments: Group Services ("GS"), Individual and Small Group Services ("ISG"), Senior Services and Medi-Cal. GS provides products to large employers with 51 or more employees, educational and public entities, federal employee health and benefit programs and national employers; ISG provides products to individual purchasers and small groups and products for state-run programs including high risk and underserved markets. Senior Services provides the Company's Medicare risk products and supplemental coverage for Medicare recipients. The Medi-Cal division provides products for Medicaid recipients. Each business unit is responsible for enrolling, underwriting and servicing its respective customers. Sales representatives are generally assigned to a specific geographic region of California to allow WellPoint to tailor its marketing efforts to the particular health care needs of each regional market. Each business unit also uses advertising, public relations, promotion and marketing research to support its efforts. Consistent with the Company's focus on offering a continuum of products, the Company believes that having distinct business units segmented by employer size and geographic region better enables it to develop benefit plans and services to meet the needs of specific markets. The GS sales staff markets WellPoint's managed health care plans to large employers in California by working with a broker or consultant to develop a package of managed health care benefits specifically tailored to meet the employer's needs. ISG markets WellPoint's managed health care plans in California primarily through sales managers in both Comprehensive Integrated Marketing Services, Inc. ("CIMS"), a wholly owned subsidiary of the Company, and ISG's sales department, who oversee independent agents and brokers.

    HMO PLANS. The Company offers a variety of HMO products to the members of its California HMO, CaliforniaCare. CaliforniaCare members are generally charged periodic, prepaid premiums that do not vary based on the amount of services rendered, as well as modest copayments (small per-visit charges). Members choose a primary care physician from the HMO network who is responsible for coordinating health care services for the member. Certain plans permit members to receive health care services from providers that are not a part of the Company's HMO network at a substantial out-of-pocket cost to members which includes a deductible and higher copayment obligations. To enhance the marketability of its plans, in 1996 the Company introduced its CaliforniaCare Saver HMO product, which introduces deductible obligations for certain hospital and outpatient benefits.

    PPO PLANS. The Company's PPO products, which are marketed under the name "Prudent Buyer," are designed to address the specific needs of different customer segments. The Company's PPO plans require periodic, prepaid premiums and have copayment obligations for services rendered by network providers that are often similar to the copayment obligations of its HMO plans. Unlike WellPoint's HMO plans, members are not required to select a primary care physician who is responsible for coordinating their care and may be subject to annual deductible requirements. PPO members have the option to receive health care services from non-network providers, typically at substantially higher out-of-pocket costs to members. To improve the attractiveness of its PPO plans to small groups and individual buyers, in 1996 the Company introduced its Prudent Buyer Co-Pay product, which replaces annual deductible obligations with HMO-like co-payments while maintaining the member choice typical of PPO plans. In March 1997, the Company introduced new high-deductible health plans intended for use with medical savings accounts ("MSAs").

    SENIOR PLANS. WellPoint offers numerous Medicare supplemental plans, which typically pay the difference between health care costs incurred and amounts paid by Medicare, using existing PPO and HMO provider networks. One such product is Medicare Select, a PPO-based product that offers supplemental Medicare coverage. WellPoint also offers Medicare Select II, a hybrid product which allows seniors over the age of 65 to maintain their full Medicare benefits for any out-of-network benefits while enrolled in a supplemental plan that allows them to choose their own physician with a copayment. As of December 31, 1996, the Medicare supplemental plans served approximately 162,000 members. WellPoint also offers Senior CaliforniaCare, an HMO plan operating in defined geographic areas, under a Medicare risk contract with the Health Care Financing Administration ("HCFA"). This contract entitles WellPoint to a fixed per-member premium from HCFA which is subject to adjustment annually by HCFA based on certain demographic information relating to the Medicare population and the cost of providing health care in a particular geographic area. In addition to physician care, hospitalization and other benefits covered by Medicare, the benefits under this plan include prescription drugs, routine physical exams, hearing tests, immunizations, eye examinations, counseling and health education services.

    MEDICAID PLANS. The California Department of Health Services ("DHS") administers Medi-Cal, California's Medicaid program. WellPoint has been awarded contracts to administer Medi-Cal managed care programs in several California counties. Under these programs, WellPoint provides health care coverage to Medi-Cal program members and DHS pays WellPoint a fixed payment per member per month. As of December 31, 1996, approximately 111,029 members were enrolled in WellPoint's Medi-Cal managed care programs in Sacramento, Orange, Riverside, San Bernardino, San Francisco, Alameda, Santa Clara, Fresno and Kern counties. WellPoint is a participating plan partner with the Local Initiative Health Authority for Los Angeles County, although no enrollment had begun as of December 31, 1996.

    MANAGED HEALTH CARE NETWORKS AND PROVIDER RELATIONS

    WellPoint's extensive managed health care provider networks in California include its HMO, PPO and specialty managed care networks. These provider relationships are monitored regularly in order to control the cost of health care while providing access to quality providers. As a result of this network-monitoring process as well as member and provider financial incentives, WellPoint reduces or eliminates the need to use out-of-network providers that are not subject to WellPoint's cost and performance controls.

    WellPoint uses its large California membership to negotiate provider contracts at favorable rates that require utilization management and other cost-control measures. Pursuant to these contracts, physician providers are paid either a fixed per member monthly amount (known as a capitation payment) or on the basis of a fixed fee schedule. In selecting providers for its networks, WellPoint uses its credentialing programs to evaluate the applicant's professional qualifications and experience, including license status, malpractice claims history and hospital affiliations.

    The following is a more detailed description of the principal features of WellPoint's California HMO and PPO networks.

    HMO NETWORK. Membership in CaliforniaCare has grown to approximately 1,058,000 members as of December 31, 1996 from 123,000 members as of December 31, 1987. As of December 31, 1996, the HMO network included approximately 24,600 primary care and specialist physicians and approximately 410 hospitals throughout California. The physician network of participating medical groups ("PMGs") is comprised of both multi-specialty medical group practices and individual practice associations.

    Substantially all primary care physicians or PMGs in the Company's HMO network are reimbursed on a capitated basis that incorporates financial incentives to control health care costs. These arrangements specify fixed per member per month payments to providers and may result in a marginally higher medical loss ratio than a non-capitated arrangement, but significantly reduced risk to WellPoint. Generally, HMO network hospital provider contracts are on a nonexclusive basis and provide for a per diem (a fixed fee schedule where the daily rate is based on the type of service), which is substantially below the hospitals' standard billing rates.

    Contractual arrangements with PMGs typically include provisions under which WellPoint provides limited stop-loss protection. If the PMG's actual charges for medical services provided to a member exceed an agreed-upon threshold amount, WellPoint will pay the group a portion of the excess amount. Provider rates are generally negotiated annually with PMGs and hospitals. To encourage PMGs to contain costs for claims for non-capitated services such as inpatient hospital, outpatient surgery, hemodialysis, emergency room, skilled nursing facility, ambulance, home health and alternative birthing center services, WellPoint's PMG agreements provide for a settlement payment to the PMG based upon the PMG's effective utilization of such non-capitated services. Amounts that remain in the pool after payment of such claims are shared between WellPoint and the PMGs. PMGs are also eligible for additional incentive payments based upon satisfaction of quality criteria.

    PPO NETWORK. The PPO network, WellPoint's largest network, included approximately 40,400 physicians and 430 hospitals throughout California as of December 31, 1996. There were approximately 2.5 million members (including administrative services members) enrolled in WellPoint's California PPO health care plans as of such date, approximately 45% of whom were individuals or employees of small groups.

    WellPoint endeavors to manage and control costs for its PPO plans by negotiating favorable arrangements with physicians, hospitals and other providers, which include utilization management and other cost-control measures. In addition, WellPoint controls costs through pricing and product design decisions intended to influence the behavior of both providers and members.

    Like WellPoint's HMO plans, WellPoint's PPO plans provide for the delivery of specified health care services to members by contracting with physicians, hospitals and other providers. Hospital provider contracts are on a nonexclusive basis and are generally paid per diem amounts that provide for rates that are substantially below the hospitals' standard billing rates. Physician provider contracts are also on a nonexclusive basis and specify fixed fee schedules that are significantly below standard billing rates. WellPoint is able to obtain prices for hospitals and physician services significantly below standard billing rates because of the volume of business it offers to health care providers that are part of its network. Provider rates are generally negotiated on an annual or multi-year basis with hospitals. In 1996, the Company concluded an extensive recontracting process with hospitals in its provider network, whereby certain hospitals that demonstrated designated quality and other criteria were given a preferred status in exchange for, among other things, lower negotiated rates. Provider rates for physicians in the Company's PPO network are set from time to time by the Company.

    UTILIZATION MANAGEMENT. WellPoint also manages health care costs in its provider networks by adopting utilization management systems and guidelines that are intended to reduce unnecessary procedures, admissions and other medical costs. The utilization management systems seek to ensure that medical services provided are based on medical necessity and that all final decisions are made by physicians. In its HMO, WellPoint permits PMGs to oversee most utilization management for their particular medical group under these guidelines. Currently, substantially all of the PMGs in WellPoint's HMO network have established committees to oversee utilization management. For its PPO network, WellPoint uses treatment guidelines, requires pre-admission approvals of hospital stays and concurrent review of all admissions and retrospectively reviews physician practice patterns. Utilization management also includes an outpatient program, with pre-authorization and retrospective review, ongoing supervision of inpatient and outpatient care of members, case management and discharge planning capacity. Review of practice patterns may result in modifications and refinements to the PPO plan offerings, treatment guidelines and network contractual arrangements. In addition, WellPoint manages health care costs by periodically reviewing cost and utilization trends within its provider networks. Cases are reviewed in the aggregate to identify a high volume of a particular type of service to determine whether costs for these treatments can be more effectively managed. In addition, the highest cost services are identified to determine if costs in the aggregate can be reduced by using new, cost-effective technologies or by creating additional networks, such as networks of home health agencies.

    UNDERWRITING. In establishing premium rates for its health care plans, WellPoint uses underwriting criteria based upon its accumulated actuarial data, with adjustments for factors such as claims experience, member mix and industry differences to evaluate anticipated health care costs. WellPoint's underwriting practices in the individual and small group market are subject to California legislation affecting the individual and small employer group market. See "--Government Regulation."

    QUALITY MANAGEMENT. Quality management for most of the Company's California business is overseen by the Company's Quality Management Department and is designed to ensure that necessary care is provided by qualified personnel. Quality management encompasses plan level quality performance, physician credentialing, provider and member grievance monitoring and resolution, medical group auditing, monitoring medical group compliance with Blue Cross of California standards for medical records and medical offices, physician peer review and an active quality management committee.

THE UNICARE BUSINESS

    The Company believes that its success in the highly competitive California managed care market is attributable to its broad range of managed care products that target the differing needs of specific market segments. The Company's acquisition strategy has focused on large employer group plans which offer indemnity and other health care products that are less intensively managed than the Company's current products. In addition, the Company focuses on acquiring businesses that provide significant concentrations of members in strategic locations outside of California. As of December 31, 1996, the Company had approximately 1.0 million members covered under its UNICARE health plans (including approximately 141,000 members in California). Approximately 50% of UNICARE medical membership as of such date was concentrated in seven states:
California, New York, Texas, Georgia, Massachusetts, Illinois and Virginia. The acquired MMHD operations, as well as the GBO, are now conducted by the Company's indirect wholly owned subsidiary UNICARE Life & Health Insurance Company.

    MARKETING AND PRODUCTS

    WellPoint's products are marketed outside of California under the UNICARE brand name through business units which are organized on a customer-segment basis. The large employer group businesses acquired in the MMHD and GBO Acquisitions have a national focus as a result of the multi-state needs of employers in those customer segments. Other business units, such as those focusing on the individual and small employer group, senior and Medicaid markets, have a more regional focus as a result of the more localized nature of customers in these segments. Similar to the Company's Blue Cross of California business units, each UNICARE business unit is responsible for marketing, enrolling, underwriting and servicing its specific customers.

    Outside of California, the Company offers PPO products that use third-party provider networks as well as traditional fee-for-service products. As WellPoint develops proprietary provider network systems in these key geographic areas, the Company intends to offer more intensively managed products to the existing members of acquired businesses and to new individual, small group and senior customers outside of California.

    MANAGED HEALTH CARE NETWORKS AND PROVIDER RELATIONS

    Due to the recent development of the Company's national operations, the Company's relations with health care providers outside of California are more varied than in California. The Company currently contracts with a number of third-party provider networks, which generally lack the provider selectivity and discounts typical of the Company's California networks. One of the Company's strategies for the expansion of its UNICARE operations is to build proprietary provider network systems similar to the Company's networks in California, which provide a continuum of managed-care products to various customer segments. As the Company expands its out-of-state operations, it intends to build or acquire such network operations and, as appropriate, to replace or supplement the current third-party network arrangements.

    The Company offers managed health care products and services in Texas through certain subsidiaries. One of the Company's indirect subsidiaries, UNICARE of Texas Health Plans, Inc., is currently licensed as an HMO in the Houston area. This HMO began marketing operations to large employer groups in October 1996. The Company expects to begin marketing the HMO product in the individual and small group markets in the second half of 1997. The Company has developed an HMO network of approximately 3,000 primary care and specialist physicians and 20 hospitals in the Houston area as of December 31, 1996. The Company intends to seek approval to extend this HMO product to the Dallas, Austin, San Antonio, Corpus Christi and Beaumont metropolitan areas. The Company has commenced start-up activities in Georgia and intends to begin building HMO and PPO networks in the greater Atlanta and Savannah areas. The Company currently expects that it will begin commercial marketing operations in Georgia in the second half of 1997.

    As part of the MMHD Acquisition, the Company also acquired majority ownership interests in a start-up HMO, National Capital Health Plan ("NCHP"), and an existing PPO, National Capital Preferred Provider Organization ("NCPPO"). Both entities operate in the greater Washington, D.C. metropolitan area and are joint ventures with local health care providers. The NCPPO network included approximately 5,800 primary care and specialist physicians and 47 hospitals as of December 31, 1996. WellPoint anticipates that NCHP will commence commercial operations in 1997.

    UTILIZATION MANAGEMENT. For the Company's UNICARE managed care health plans, utilization management is provided both by UNICARE and third-party provider networks. As part of the GBO Acquisition, the Company also acquired CCI, which provides medical management services. The Company expects that over time CCI will become the primary platform for the provision of utilization review services to UNICARE members.

    UNDERWRITING. As with the Company's Blue Cross of California operations, the UNICARE underwriting activities use criteria based upon accumulated actuarial data, with adjustments for factors such as claims experience, member mix and industry differences to evaluate anticipated health care costs. Due to the administrative services only component of the Company's national membership, most of the UNICARE business involves no underwriting risk to the Company. Because UNICARE's members are in every state, the Company's underwriting practices, especially in the individual and small group market, are subject to a variety of legislative and regulatory requirements and restrictions. See "--Government Regulation."

SPECIALTY MANAGED HEALTH CARE AND OTHER PLANS

    WellPoint offers a variety of specialty managed health care and other services. WellPoint believes that these specialty networks and plans complement and facilitate the marketing of WellPoint's HMO, PPO and POS plans and help in attracting employer groups and other members that are increasingly seeking a wider variety of options and services. One of WellPoint's strategies is to expand its specialty business by marketing these plans to the approximately 4.5 million members of its medical plans, as well as using these specialty products to attract new members. WellPoint also markets these specialty products on a stand-alone basis to other health plans and other payors.

    PHARMACY PRODUCTS

    WellPoint offers pharmacy services to its California members through its subsidiary WellPoint Pharmacy Plan and offers pharmacy benefit management services nationwide through its subsidiary Professional Claim Services, Inc. ("Pro-Serv"). WellPoint Pharmacy Plan and Pro-Serv incorporate features such as drug formularies (a WellPoint-developed listing of preferred, cost-effective drugs), a pharmacy network and maintenance of a prescription drug database and mail order capabilities. Moreover, pharmacy benefit management services provided by WellPoint Pharmacy Plan and Pro-Serv include management of drug utilization through outpatient prescription drug formularies, retrospective review and drug education for physicians, pharmacists and members. As of December 31, 1996, WellPoint Pharmacy Plan and Pro-Serv had more than 11.5 million risk and non-risk members and approximately 45,500 participating pharmacies.

    DENTAL PLANS

    WellPoint's dental plans include Dental Net, its California dental HMO, with a provider network of approximately 2,000 dentists reimbursed on a capitated basis, a dental PPO, with a network of approximately 9,600 dentists, and traditional indemnity plans. The dental plans provide primary and specialty dental services, including orthodontic services, and as of December 31, 1996, served approximately 1.6 million dental members.

    LIFE INSURANCE

    The Company offers primarily term-life insurance to employers, generally in conjunction with the Company's health plans. As of December 31, 1996, the Company had approximately 723,000 life insurance members.

    MENTAL HEALTH PLANS

    WellPoint offers a specialized mental health and substance abuse program. The plan covers mental health and substance abuse treatment services on both an inpatient and an outpatient basis, through a network of approximately 3,300 contracting providers. In addition, approximately 257 employee assistance and behavioral managed care programs have been implemented for a wide variety of businesses throughout the United States. As of December 31, 1996, there were approximately 502,000 members covered under WellPoint's mental health plans.

    WORKERS' COMPENSATION

    One of the Company's indirect operating subsidiaries, UNICARE Insurance Company ("UIC"), underwrites workers' compensation insurance primarily in California and is also licensed in 33 other states. UIC historically focused on insuring large accounts, working with a select group of large property and casualty insurance brokers. In August 1994, the Company introduced "UNICARE Integrated," an integrated managed care product for workers' compensation and medical benefits. Under UNICARE Integrated, WellPoint has combined its existing HMO and PPO networks with a workers' compensation occupational medical network of physicians and clinics. UNICARE Integrated offers single point-of-service and account management for the employer and provides employees access to existing HMO and PPO networks. WellPoint believes that, by integrating managed care and workers' compensation, medical treatment costs and workers' compensation costs can be reduced.

    DISABILITY PLANS

    As a result of the MMHD Acquisition, the Company now provides long-term and short-term disability coverage. As of December 31, 1996, the Company provided long-term and/or short-term disability coverage to approximately 107,000 individuals.

    ANCILLARY NETWORKS

    WellPoint evaluates current and emerging high volume or high cost services to determine whether developing an ancillary service network will yield cost control benefits. In establishing these ancillary service networks, WellPoint seeks to enter into capitation or fixed fee arrangements with providers of these services. WellPoint regularly collects and analyzes industry data on high cost or high volume unmanaged services to identify the need for specialty managed care networks. For example, WellPoint has created Centers of Expertise for certain transplant services.

MANAGED CARE SERVICES

    WellPoint provides administrative services to large group employers that maintain self-funded health plans. In California, the Company often has been able to transition these customers into other lines of business by subsequently introducing WellPoint's underwritten managed care products. WellPoint offers managed care services, including underwriting, actuarial services, medical cost management, claims processing and administrative services for self-funded employers. WellPoint also enables employers with self-funded health plans to use WellPoint's California PPO, POS and HMO provider networks and to realize savings through WellPoint's favorable provider arrangements, while allowing employers the ability to design certain health benefit plans in accordance with their own requirements and objectives. As of December 31, 1996, WellPoint serviced self-insured health plans covering approximately 1.2 million medical members, of which approximately 640,000 were attributable to the large employer group operations acquired in the MMHD Acquisition. Management services revenue for these services was $147.9 million, $61.2 million and $36.3 million for the years ended December 31, 1996, 1995 and 1994, respectively.

MARKET RESEARCH AND ADVERTISING

    WellPoint conducts market research and advertising programs to develop products and marketing techniques tailored specifically to customer segments. WellPoint uses print and broadcast advertising to promote its health care plans. In addition, the Company engages in promotional activities with agents, brokers and consultants. WellPoint incurred costs of approximately $34.8 million, $21.2 million and $17.7 million on advertising for the years ended December 31, 1996, 1995 and 1994, respectively.

COMPETITION

    The managed health care industry in California is competitive on both a regional and statewide basis. In addition, in recent years there has been a trend of increasing consolidation among both national and California-based health care companies, which may further increase competitive pressures. WellPoint competes with other companies that offer similar managed health care plans, some of which have greater resources than WellPoint. The large employer group market is especially competitive, as employers continue to demand increasing variety and flexibility from their health plans while trying to limit increases in premiums. Currently, WellPoint is a market leader in offering managed health care plans to individuals and small employer groups in California. The medical loss ratio attributable to WellPoint's individual and small group business is lower than that for its large employer group business. As a result, a larger portion of WellPoint's profitability is due to the individual and small group business. WellPoint has experienced increased competition in this market over the last several years, which could adversely affect its medical loss ratio and future financial condition or results of operations. See "--Factors That May Affect Future Results of Operations."

    The markets in which the Company operates outside of California are also highly competitive. Because of the many different markets in which the Company now serves members, the Company faces unique competitive pressures in regional markets as well as on a national basis. The Company competes with other companies that offer managed health care plans as well as traditional indemnity insurance products. Many of these companies have greater financial and other resources than the Company and greater market share on either a regional or national basis. As the Company continues to geographically expand its operations, it will be subject to national competitive factors as well as unique competitive conditions that may affect the more localized markets in which the Company operates.

    WellPoint believes that significant factors in the selection of a managed health care plan by employers and individual members include price, the extent and depth of provider networks, flexibility and scope of benefits, quality of services, market presence, reputation (which may be affected by public rankings or accreditation by voluntary organizations such as the National Committee for Quality Assurance ("NCQA")) and financial stability. WellPoint believes that it competes effectively against other health care industry participants.

RECAPITALIZATION

    The Company's predecessor, WellPoint Health Networks Inc., a Delaware corporation ("Old WellPoint"), was organized in 1992 as a public for-profit subsidiary of Blue Cross of California ("BCC"), to own and operate substantially all of the managed health care businesses of BCC. In order to fulfill BCC's public benefit obligations to the State of California arising out of the creation of Old WellPoint, Old WellPoint and BCC entered into a Recapitalization Agreement dated as of March 31, 1995 regarding certain transactions between Old WellPoint and BCC. On February 20, 1996, Old WellPoint, BCC and two newly created nonprofit foundations, the California HealthCare Foundation (the "Foundation") and the California Endowment (the "Endowment"), executed an Amended and Restated Recapitalization Agreement (the "Amended Recapitalization Agreement"). On May 20, 1996, BCC and Old WellPoint concluded a recapitalization (the "Recapitalization"). Pursuant to the Amended Recapitalization Agreement,
(a) Old WellPoint distributed an aggregate of $995.0 million by means of a special dividend of $10.00 per share of its common stock, and BCC, as a California nonprofit public benefit corporation and the holder of all outstanding Old WellPoint Class B Common Stock, thereupon immediately donated its portion thereof ($800 million) to the Endowment; (b) BCC donated its assets, other than BCC's Old WellPoint Class B Common Stock and its commercial operations (the "BCC Commercial Operations") to the Foundation; (c) BCC changed its status to a California for-profit business corporation (the "BCC Conversion") and issued to the Foundation 53,360,000 shares of Common Stock; and
(d) Old WellPoint merged with and into BCC (the "Merger") and the surviving entity changed its name to WellPoint Health Networks Inc. In the Merger, (i) each outstanding share of Old WellPoint Class A Common Stock was converted into
0.667 shares of the Company's Common Stock, (ii) the outstanding shares of the Company's Common Stock held by the Foundation prior to the Merger were converted into 53,360,000 shares of the post-Merger Company's Common Stock and a cash payment of $235.0 million to reflect the value of the BCC Commercial Operations and the value of the Blue Cross mark and (iii) the outstanding shares of Old WellPoint Class B Common Stock were canceled. The Company and the Foundation subsequently amended the terms of the Recapitalization to provide for the substitution by the Company of $7.0 million in cash for the capital stock of certain entities owning the real estate surrounding the Company's headquarters building.

    In connection with the Recapitalization, BCC received a ruling from the IRS that, among other things, the BCC Conversion qualified as a tax-free transaction and that no gain or loss was recognized by BCC for

Federal income tax purposes. The Foundation and the Company have entered into an Indemnification Agreement which provides, with certain exceptions, that the Foundation will indemnify WellPoint against the net tax liability as a result of a revocation or modification, in whole or in part, of the ruling by the IRS or a determination by the IRS that the BCC Conversion constitutes a taxable transaction for Federal income tax purposes.

    In connection with the Recapitalization, BCC relinquished its rights under the Blue Cross License Agreement date January 1, 1991, between Blue Cross of California and the BlueCross BlueShield Association ("BCBSA"). The BCBSA and the Company entered into a new License Agreement effective as of May 20, 1996 (the "License Agreement"), pursuant to which the Company has become the exclusive licensee for the right to use the Blue Cross name and related service marks in California and has become a member of the BCBSA. See "--Service Marks."

    The License Agreement required that the Foundation enter into a voting trust agreement (the "Voting Trust Agreement"), pursuant to which the Foundation deposited into a voting trust (the "Voting Trust") the number of shares of the Company's Common Stock sufficient to reduce the Foundation's holdings outside such Voting Trust to a level not in excess of 50% of the voting power of the outstanding shares of the Company's Common Stock. The shares held by the trustee under the Voting Trust Agreement (the "Voting Trust Shares") generally will be voted (i) with respect to elections and removal of directors, calling of shareholder meetings and amendment of the Company's Articles of Incorporation and Bylaws, where such action are opposed by the Board of Directors, to support the position of the Board of Directors, (ii) with certain exceptions, on matters requiring a vote of at least an absolute majority of all outstanding shares of Common Stock, as the majority of non-Voting Trust Shares vote, and (iii) on all other matters, in the identical proportion in favor of or in opposition to such matters as non-Voting Trust Shares vote. In addition, the Voting Trust Agreement requires that the Foundation, through sales (which may involve additional exercises of its registration rights discussed below) or additional deposits into the Voting Trust, reduce its holdings outside the Voting Trust to 20% and 5% of the outstanding Common Stock on and after three and five years, respectively, from May 20, 1996.

    With respect to those shares held by the Foundation in excess of the "Ownership Limit" (which is defined in the Company's Articles of Incorporation as one share less than 5% of the Company's outstanding voting securities) that are not subject to the Voting Trust Agreement, the Foundation has also entered into a voting agreement (the "Voting Agreement"). The Voting Agreement provides among other things, that the Foundation, during the period that it continues to own in excess of the Ownership Limit, will vote all shares of the Company's Common Stock owned by it in excess of 5% of the outstanding shares (except those shares held pursuant to the Voting Trust Agreement) in favor of each nominee to the Board of Directors of the Company who has been nominated by the Nominating Committee of the Board of Directors, or under certain circumstances, other subsets of the board, all as set forth in the Company's Bylaws. With respect to the removal of directors, calling of shareholder meetings and amendment of the Company's Articles of Incorporation and Bylaws, where such actions are opposed by the Board of Directors, the Foundation has also agreed under the Voting Agreement to support the position of the Board of Directors.

    In connection with the Recapitalization, the Company and the Foundation also entered into a registration rights agreement (the "Registration Rights Agreement") with respect to the shares of the Company held by the Foundation. The Registration Rights Agreement grants the Foundation (and certain transferees of the shares covered by the Registration Rights Agreement), certain demand and "piggyback" registration rights. The undertakings made by Old WellPoint in order to secure the DOC's approval of the Recapitalization required the Foundation to make certain minimum annual distributions beginning in 1997. In order to fund such required distributions, the Foundation may make additional sales of shares of the Company's Common Stock pursuant to the exercise of its rights under the Registration Rights Agreement.

GOVERNMENT REGULATION

    CALIFORNIA

    DOC REGULATION. WellPoint offers its managed health care services in California through subsidiaries, Blue Cross of California (previously known as CaliforniaCare Health Plans), WellPoint Dental Plan and WellPoint Pharmacy Plan, which, along with WellPoint, are subject to regulation principally by the California Department of Corporations (the "DOC") under the Knox-Keene Health Care Service Plan Act of 1975 (the "Knox-Keene Act"). Under the Knox-Keene Act, WellPoint's managed health care plans are each subject to various minimum tangible net equity ("TNE"), deposit and other financial requirements. The DOC also regulates the ability of WellPoint to issue capital stock or to pay dividends, and of its subsidiaries to pay dividends or to diversify and implement changes in their products, and the ability to effect intercompany transactions. WellPoint's managed health care programs are also subject to extensive DOC regulation regarding minimum benefit and coverage levels, WellPoint's contractual and business relationships with health care providers, administrative capacity, marketing and advertising, procedures for quality assurance and subscriber and enrollee grievance resolution. WellPoint must file periodic financial reports with the DOC and is subject to periodic reviews of those activities by the DOC. In addition, the DOC must approve all forms of individual and group subscriber contracts. Any material modifications to the organization or operations of WellPoint are subject to prior review and approval by the DOC. The approval process can be lengthy and there is no certainty of approval by the DOC. The failure to comply with DOC regulations can subject the Company to various penalties, including fines or the imposition of restrictions on the conduct of its operations. The Company is currently undergoing a triennial DOC medical survey of the Company and each of its subsidiaries licensed under the Knox-Keene Act. The results of these surveys are expected to be received some time in 1997.

    DOI REGULATION. The California Department of Insurance (the "California DOI") regulates the insurance business, including the managed care services and workers' compensation activities, conducted by BC Life & Health Insurance Company ("BC Life," formerly known as WellPoint Life Insurance Company) and UIC. BC Life and UIC are subject to various capital reserve and other financial requirements established by the California DOI. BC Life and UIC must also file periodic reports regarding their activities regulated by the California DOI and are subject to periodic reviews of those activities by the California DOI. BC Life must also obtain approval from the California DOI for all of its group insurance policies and certain aspects of its individual policies prior to issuing those policies. CIMS, which operates a general insurance agency, is also subject to regulation by the California DOI. There can be no assurance that any future regulatory action by the California DOI will not have an adverse impact on the ability of BC Life, UIC and CIMS to conduct their business profitably.

    CALIFORNIA HEALTH CARE LEGISLATION. From time to time, new California legislation is enacted and regulatory interpretations are adopted that adversely affect WellPoint. For example, California's various small group reforms require that coverage be offered to certain small groups, limit rate increases and exclusions based on pre-existing conditions, limit waivers (temporary exclusion for individuals with specifically identified preexisting conditions) and impose other requirements designed to increase the availability of coverage for small groups. This legislation has resulted in increased claims expense for the Company. In addition, in 1996 WellPoint voluntarily removed certain temporary exclusions, including a temporary exclusion for maternity services, which has resulted in increased claims expense for the Company. Further California legislation addresses the practice of "freezing," or discontinuing the offering of certain benefit plans, by health care service plans and insurance carriers. There can be no assurance that compliance with the legislation discussed above will not adversely affect WellPoint's financial condition or results of operations. The legislation described above and any similar legislation in California or other states may result in increased claims expense.

    FEDERAL

    RECENT FEDERAL HEALTH CARE LEGISLATION. On August 21, 1996, the President signed into law the Health Insurance Portability and Accountability Act of 1996 (originally known in the Senate as the Kennedy-

Kassebaum bill) ("HIPAA"). HIPAA imposes new obligations for issuers of health insurance coverage and health benefit plan sponsors. Most of the insurance reform provisions of HIPAA become effective for "plan years" beginning July 1, 1997.

    HIPAA requires health plans in the small group market (generally 50 or fewer employees) to accept every employer, employee and family member, subject to certain prescribed exceptions. Plans must apply any restriction uniformly and without regard to health status. HIPAA also guarantees the renewability of coverage, regardless of the health status of any member of a group. Access to coverage in the individual market is guaranteed to people who lose their group coverage (due to loss of employment, change of jobs or other reasons), subject to certain limited exceptions. Alternatively, states may develop programs to assure that comparable coverage is available to these people. The coverage will be available without regard to health status, and renewal will be guaranteed.

    HIPAA further prohibits health plans from establishing enrollment eligibility rules or premiums for individuals based on specified "health status" related factors. An exception to this policy of nondiscrimination is provided with respect to premium discounts or rebates, or modified copayments and deductibles related to health promotion and disease prevention programs.

    HIPAA provides parameters for the use of pre-existing condition limits by health plans. Plans may limit or exclude benefits for a pre-existing condition only if the exclusion is limited to 12 months for conditions diagnosed or treated in the previous six months. The pre-existing condition exclusion period is reduced or credited for each month of prior continuous coverage. Insurers cannot impose new pre-existing condition exclusions for workers with previous coverage. Health plans only may use an affiliation period of up to two months.

    On September 26, 1996 the President signed maternity length of stay and mental health parity benefits measures into law. The maternity stay provision requires health plans to cover the cost of a 48-hour hospital stay (96 hours following a Caesarian section). This measure does not mandate the length of hospital stays but requires that longer stays are covered if deemed necessary by the mother or her physician (in consultation with the mother). Health plans will be barred from offering financial incentives for early discharges. The mental health parity provision will require health plans that provide mental health benefits to set the same level of yearly and lifetime coverage for mental health benefits as for physical ones. The maternity length of stay and mental health parity measures will be effective for plan years beginning January 1, 1998. Approximately 30 states already guarantee minimum hospital stays for mothers and newborns. In many regions, the maternity length of stay provisions reflect the existing average length of stay. As a result of these factors, it is unclear what implications, if any, these measures will have on WellPoint's result of operations.

    WellPoint intends to take action to bring its operations into compliance with the two new laws described above. There can be no assurance that compliance with this legislation will not result in an increased claims expense for WellPoint.

    MEDICARE LEGISLATION. WellPoint's health benefits programs include products that are marketed to Medicare beneficiaries as a supplement to their Medicare coverage. These products are subject to Federal regulations intended to provide Medicare supplement customers with standard minimum benefits and levels of coverage and full disclosure of coverage terms and assure that fair sales practices are employed in the marketing of Medicare supplement coverage.

    In California, WellPoint provides a senior plan product under a Medicare risk contract that is subject to regulation by HCFA. Under this contract and HCFA regulations, if WellPoint's premiums received for Medicare-covered health care services provided to senior plan Medicare members are more than the Company's projected costs associated with the provision of health care services provided to senior plan members, then WellPoint must provide its senior plan members with additional benefits beyond those required by Medicare or reduce its premiums, or deductibles or co-payments, if any. WellPoint's senior plan is not permitted to account for more than one-half of WellPoint's total HMO members in each of WellPoint's geographic markets in California. HCFA has the right to audit HMOs operating under

Medicare contracts to determine the quality of care being rendered and the degree of compliance with HCFA's contracts and regulations.

    FUTURE HEALTH CARE REFORM. A number of legislative proposals, including national health care reform, have been made at the Federal and state levels. Certain of these proposals would require all employers to purchase health care coverage for their employees, either from private providers or from a government-sponsored program that would also make available coverage to the uninsured or underinsured. Certain of these proposals would further restrict coverage decisions or prohibit exclusions or denials of coverage for pre-existing conditions and would provide for "community rating" of risks. To help meet the needs of the uninsured, in 1994 WellPoint offered guaranteed coverage in California to individuals, including those with pre-existing conditions. To control medical costs, proposed legislation may also set or limit fees of health care providers, which may be established through a governmental board.

    WellPoint is unable to evaluate what legislation may be proposed and when or whether any legislation will be enacted and implemented. However, certain of the proposals, if adopted, could have a material adverse effect on WellPoint's financial condition or results of operations, while others, if adopted, could potentially benefit WellPoint's business.

    OTHER STATES

    The Company's activities in other states are subject to state regulation applicable to the provision of managed health care services and the sale of traditional health indemnity and workers' compensation insurance. As a result of the MMHD and GBO Acquisitions, the Company and certain of its subsidiaries are also subject to regulation by the DOI in Delaware (which is the state of incorporation of the Company's wholly owned subsidiary UNICARE Life & Health Insurance Company) and in all other states. Most of the products and plans offered by WellPoint in Texas are regulated by the Texas Department of Insurance. As the Company offers a broad range of managed care products in new geographic locations, it will be subject to additional regulation by governmental agencies applicable to the provision of health care services. The Company believes it is in compliance in all material respects with all current state regulatory requirements applicable to its business as presently conducted. However, changes in government regulations could affect the level of services which the Company is required to provide or the rates which the Company can charge for its health care products and services. As the Company continues to expand its operations outside of California, new legislative and regulatory developments in Delaware, Texas, Georgia and various other states will have greater potential effect on the Company's financial condition or results of operations.

    In connection with the GBO Acquisition, the Company has entered into a reinsurance arrangement, on a 100% coinsurance basis, of the insured business of the GBO. This business includes approximately 32,000 insured persons in Canada covered by group policies issued to U.S.-based employers. As a result, the Company may be subject to certain rules and regulations of applicable Canadian regulatory agencies.

SERVICE MARKS

    "CaliforniaCare," "Prudent Buyer Plan" and "UNICARE" are registered service marks of WellPoint. In addition to these marks, WellPoint has filed for registration of and maintains several other service marks, trademarks and trade names at the Federal level and in California. WellPoint and one of its principal operating subsidiaries, Blue Cross of California, are currently parties to license agreements with the BCBSA which allow them to use the Blue Cross name and mark in California with respect to WellPoint's HMO and PPO network-based plans. The BCBSA is a national trade association of Blue Cross and Blue Shield licensees, the primary function of which is to promote the Blue Cross and Blue Shield names. Each licensee is an independent legal organization and is not responsible for the obligations of other BCBSA member organizations. A Blue Cross license requires payment of a fee to the BCBSA and compliance with various requirements established by the BCBSA, including the maintenance of a specified level (the "Minimum BCBSA Capital") of the BCBSA's base capital requirements. The failure to meet the Minimum BCBSA Capital requirements can subject the Company to certain corrective action, while the failure to meet a lower specified level of capital can result in termination of the Company's license agreement with the BCBSA. See "--Factors That May Affect Future Results of Operations." WellPoint considers the licensed Blue Cross name and its registered service marks, trademarks and trade names important in the operation of its business.

EMPLOYEES
    At December 31, 1996, WellPoint and its subsidiaries employed approximately 6,600 people (excluding the approximately 2,900 employees of the GBO). Approximately 120 of the Company's employees are presently covered by a collective bargaining agreement with the Office and Professional Employees International Union, Local 29. As a result of the GBO Acquisition, approximately 225 of the Company's office clerical employees in the greater Detroit area are presently covered by a collective bargaining agreement with the International Brotherhood of Teamsters, Chauffeurs, Warehousemen and Helpers of America, Local No. 614. WellPoint believes that its relations with its employees are good, and it has not experienced any work stoppages.

FACTORS THAT MAY AFFECT FUTURE RESULTS OF OPERATIONS

    Certain statements contained in "Item 1. Business," such as statements concerning the Company's geographic expansion and other business strategies, the effect of recent health care reform legislation and small group membership growth and other statements contained herein regarding matters that are not historical facts, are forward-looking statements (as such term is defined in the Securities Exchange Act of 1934, as amended). Such statements involve a number of risks and uncertainties that may cause actual results to differ from those projected. Factors that can cause actual results to differ materially include, but are not limited to, those discussed below. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof.

    HEALTH CARE REGULATIONS; LEGISLATIVE REFORM

    WellPoint's operations are subject to substantial regulation by Federal, state and local agencies. As a result of the MMHD and GBO Acquisitions, WellPoint is now subject to the authority of state regulatory agencies in all 50 states. There can be no assurance that any future regulatory action by any such agencies will not have a material adverse effect on the profitability or marketability of WellPoint's health plans or on its financial condition or results of operations.

    The health care industry has become the subject of greater legislative and media scrutiny in recent years. In 1996, the President signed HIPAA into law as well as maternity length of stay and mental health parity measures. The maternity length of stay and mental health parity measures will take effect January 1, 1998. See "--Government Regulation." Various states have passed similar legislation, some providing for more extensive benefits than those required by HIPAA. Numerous proposals are being considered by the United States Congress and state legislatures relating to health care reform. There can be no assurance that compliance with recently enacted or future legislation will not have a material adverse impact on WellPoint's claims expense, its financial condition or results of operations.

    HEALTH CARE COSTS AND PREMIUM PRICING PRESSURES

    WellPoint's future profitability will depend in part on accurately predicting health care costs and on its ability to control future health care costs through underwriting criteria, utilization management, product design and negotiation of favorable provider and hospital contracts. Changes in utilization rates, demographic characteristics, health care practices, inflation, new technologies, clusters of high-cost cases, the regulatory environment and numerous other factors affecting health care costs may adversely affect WellPoint's ability to predict and control health care costs as well as WellPoint's financial condition or results of operations. In addition to the challenge of controlling health care costs, the Company faces competitive pressure to contain premium prices. Fiscal concerns regarding the continued viability of programs such as Medicare and Medicaid may cause decreasing reimbursement rates for government-sponsored programs. WellPoint's financial condition or results of operations would be adversely affected by any limitation on the Company's ability to increase or maintain its premium levels.

    INTEGRATION OF RECENT ACQUISITIONS; GEOGRAPHIC EXPANSION STRATEGY

    One component of the Company's business strategy has been to diversify into new geographic markets, particularly through strategic acquisitions. The Company completed the MMHD Acquisition in March 1996 and the GBO Acquisition in March 1997. The consolidation of these recently acquired operations into the operations of the Company has required and will continue to require considerable expenditures and a significant amount of management time. The success of these acquisitions will also require the integration of a significant number of the employees into the Company's existing operations, as well as the integration of separate information systems. No assurances can be given regarding the ultimate success of the integration of these acquisitions into the Company's business, due in part to the large size and multi-state nature of their businesses.

    Both the acquired MMHD operations and the GBO have some indemnity-based insurance operations, with a significant number of members outside of California. Each of these operations experienced varying profitability or losses in recent periods. In addition, the Company expects that it will experience material membership attrition as it pursues its strategy of motivating traditional indemnity health insurance members to select managed care products. There can be no assurances that a sufficient number of these members will accept managed care health plans or that the Company will be able to continue existing relationships with provider networks currently serving those members or develop satisfactory proprietary provider networks in these geographic areas. The development of such networks will require considerable expenditures by the Company.

    COMPETITION

    Managed health care organizations operate in a highly competitive environment that is subject to significant change from business consolidations, new strategic alliances, legislative reform, aggressive marketing practices by other managed health care organizations and other market pressures. The Company's operations remain heavily concentrated in California, where the managed health care industry is especially competitive. In addition, the managed health care industry in California has undergone significant changes in recent years, including substantial consolidation as a result of completed and pending transactions. Outside of California, the Company faces substantial competition from other regional and national companies, many of which have (or due to future consolidation, may have) significantly greater financial and other resources and market share than the Company. If competition were to further increase in any of its markets, WellPoint's financial condition or results of operations could be materially adversely affected.

    A substantial portion of WellPoint's California business is in the individual and small employer group market, where the loss ratio is significantly lower than in the large employer group market. The individual and small employer group business constituted approximately 45% WellPoint's total premium revenue for the year ended December 31, 1996. WellPoint has experienced increasing competition in the individual and small employer group market over the past several years, which could adversely affect WellPoint's loss ratio and future financial condition or results of operations. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations."

    EVOLVING THEORIES OF RECOVERY

    WellPoint, like HMOs and health insurers generally, excludes certain health care services from coverage under its HMO, PPO and other plans. In the ordinary course of business, WellPoint is subject to the claims of its members from decisions to restrict reimbursement for certain treatments. The loss of even one such claim, if it were to result in a significant punitive damage award, could have a material adverse effect on WellPoint's financial condition or results of operations. In addition, the risk of potential liability under punitive damage theories may significantly increase the difficulty of obtaining reasonable settlements of coverage claims. The financial and operational impact that such evolving theories of recovery may have on the managed care industry generally, or WellPoint in particular, is presently unknown.

    MINIMUM BCBSA CAPITAL REQUIREMENTS

    The failure to meet the Minimum BCBSA Capital requirement can subject the Company to certain corrective actions, while the failure to meet a lower specified level of capital can result in termination of the Company's license agreement with the BCBSA. The BCBSA's Minimum Capital requirement increased as of December 31, 1996. In order to address an anticipated shortfall in the Company's capital under these more stringent requirements, on December 30, 1996 the Company borrowed $50 million under its $200 million subordinated debt facility (the "Subordinated Credit Agreement"). As of December 31, 1996, the Company's TNE (which is also its capital for BCBSA purposes) was approximately $388 million and the Minimum BCBSA Capital was approximately $364 million. The Company's required TNE for DOC purposes was approximately $17 million as of such date. On March 17, 1997, the Company borrowed an additional $150 million under the Subordinated Credit Agreement in part to meet increased capital needs as a result of the GBO Acquisition. The Company intends to present a proposal at its 1997 Annual Meeting of Shareholders to form a new Delaware holding company structure, which would have the effect of greatly increasing the Company's capital for BCBSA purposes. There can be no assurances that such a proposal will be adopted or that, whether or not such a proposal is adopted, that the Company's net income in future periods will be sufficient to continue to satisfy the Minimum BCBSA Capital requirement or that, if necessary, the Company will be able to obtain additional subordinated indebtedness to meet this requirement.

ITEM 2.  PROPERTIES.

    Effective as of January 1, 1996, the Company entered into a new lease for its Woodland Hills, California headquarters facility, which provides for a term expiring in December 2019 with two options to extend the term for up to two additional five-year terms. Rent expense under the new lease was approximately $5.3 million during 1996. The Company, as well as the GBO, have additional offices in California and various other states.

ITEM 3.  LEGAL PROCEEDINGS.

    NCQA LAWSUIT. On October 20, 1995, a lawsuit was filed in the United States District Court for the District of Columbia by CaliforniaCare Health Plans ("CaliforniaCare," which is now known as Blue Cross of California) against the NCQA. The NCQA is an organization that reviews and accredits HMOs and managed care plans and, in October 1995, NCQA denied accreditation to CaliforniaCare. CaliforniaCare's lawsuit alleged, among other things, that in its accreditation review of CaliforniaCare and in its subsequent decision to deny accreditation to CaliforniaCare, NCQA: (1) failed to follow its own policies, procedures and guidelines; (2) failed to afford CaliforniaCare fair and due process; (3) breached its contractual obligations with CaliforniaCare; and (4) that CaliforniaCare suffered substantial damage as a result of the denial of accreditation. The complaint sought a declaratory judgement against NCQA, as well as a permanent injunction prohibiting NCQA from implementing, acting upon, or disseminating further its accreditation decision, and compensatory damages. In January 1996, CaliforniaCare and NCQA began court-ordered mediation in an attempt to resolve the lawsuit. On March 1, 1996, the parties agreed to extend the mediation and stayed the litigation proceedings until September 30, 1996 (subsequently extended to December 16, 1996) while the parties continued to seek a resolution through mediation. As a result of this mediation, CaliforniaCare and NCQA jointly agreed that NCQA would conduct another accreditation review of CaliforniaCare. On December 19, 1996, CaliforniaCare announced that it had been awarded a one-year accreditation by NCQA. On December 24, 1996, CaliforniaCare filed a dismissal of its lawsuit against NCQA.

    STOCKHOLDER LITIGATION. On November 26, 1996, the Superior Court of the State of California for Los Angeles County approved the settlement (the "Settlement") of four substantially identical actions that had been filed against WellPoint, certain of WellPoint's officers and directors, and Blue Cross of California in March and April of 1995. The complaints in Gollomp and Gober, et al. v. Schaeffer, Williams, Rich, Weinberg, et al.; Greenberg, et al. v. Schaeffer, Williams, Rich, Weinberg, et al.; Freed, et al. v Schaeffer, Williams, Rich, Weinberg, et al.; and Kaiser v. WellPoint Health Networks Inc., Blue Cross of California, et al., alleged that the defendants breached fiduciary duties to WellPoint's public stockholders by, among other things, pursuing a business combination with Health Systems International and allegedly rejecting certain other proposals without due consideration.

    All of the Settlement documentation is on file with the Los Angeles County Superior Court. The principal terms of the Settlement require: (1) certain continuing obligations regarding the structure and operation of future independent committees of the Company that may be formed to investigate or evaluate potential mergers, acquisitions, financial restructurings or exchange transactions; (2) certain limitations on the Company's ability to make "change in control" or "golden parachute" payments to officers and directors; (3) the Company's Board of Directors must consider and adopt a policy and/or recommendations regarding payment of dividends to its shareholders on an annual basis; and (4) the payment of $1,850,000 in attorneys' fees and costs to plaintiffs' counsel.

    The obligations summarized in items 1-3 above will continue in effect for a minimum of five (5) years. Under the terms of the Settlement, WellPoint, BCC and the individual defendants did not admit, and expressly denied, all claims and liability asserted against them. The Settlement also included a release of all claims alleged in the actions.

    MISCELLANEOUS PROCEEDINGS. WellPoint and certain of its subsidiaries are parties to various legal proceedings, many of which involve claims for coverage encountered in the ordinary course of its business. WellPoint, like HMOs and health insurers generally, excludes certain health care services from coverage under its HMO, PPO and other plans. In the ordinary course of its business, WellPoint is subject to the claims of its enrollees arising out of decisions to restrict reimbursement for certain treatments. The loss of even one such claim, if it resulted in a significant punitive damage award, could have a material adverse effect on WellPoint. In addition, the risk of potential liability under punitive damage theories may increase significantly the difficulty of obtaining reasonable settlements of coverage claims. However, the financial and operational impact that such evolving theories of recovery will have on the managed care industry generally, or WellPoint in particular, is at present unknown.

    Certain of such legal proceedings are or may be covered under insurance policies or indemnification agreements. Based upon information presently available, the Company believes that the final outcome of all such proceedings should not have a material adverse effect upon WellPoint's results of operations or financial condition.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

    None.

                                    PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
  MATTERS.

    The Company's Common Stock has been traded on the New York Stock Exchange under the symbol "WLP" since the Company's initial public offering on January 27, 1993. The following table sets forth for the periods indicated the high and low sale prices for the Common Stock. For periods prior to the consummation of the Recapitalization on May 20, 1996, the information given below is with respect to Old WellPoint Class A Common Stock, without adjustment for the two-for-three exchange occurring as part of the Recapitalization. In connection with the Recapitalization, Old WellPoint paid a special dividend of $10.00 per share to its stockholders of record as of May 15, 1996.

PRE-RECAPITALIZATION:
Year Ended December 31, 1995                                     HIGH          LOW
                                                               ---------    ---------
  First Quarter.............................................   $  37        $  27
  Second Quarter............................................      34 3/8       27 3/8
  Third Quarter.............................................      31           27 7/8
  Fourth Quarter............................................      33 3/8       29 1/8
Year Ended December 31, 1996
  First Quarter.............................................   $  36        $  31 7/8
  Second Quarter (through May 20, 1996).....................      36 5/8       26
POST-RECAPITALIZATION:
  Second Quarter (May 21, 1996 to June 30, 1996)............   $  39 1/8    $  31 1/8
  Third Quarter.............................................      33 3/4       23 3/8
  Fourth Quarter............................................      35 1/2       28 1/4

    On March 19, 1997 the closing price on the New York Stock Exchange for the Company's Common Stock was $45.38 per share. As of March 14, 1997, there were approximately 1,200 holders of record of Common Stock.

    The Company did not pay any dividends on its Common Stock in 1995 or 1996, other than the payment of the $995 million special dividend in connection with the Recapitalization. Management currently expects that all of WellPoint's future income will be used to expand and develop its business. The Board of Directors has determined to retain its net earnings during 1997.

ITEM 6.  SELECTED FINANCIAL DATA

                                                                       YEAR ENDED DECEMBER 31,
                                                        -----------------------------------------------------
                                                          1996       1995       1994       1993       1992
                                                        ---------  ---------  ---------  ---------  ---------
                                                          (IN THOUSANDS, EXCEPT PER SHARE DATA, MEMBERSHIP
                                                                   DATA AND OPERATING STATISTICS)
CONSOLIDATED INCOME STATEMENTS
  Revenues:
    Premium revenue...................................  $3,879,806 $2,910,622 $2,647,951 $2,355,980 $2,161,216
    Management services revenue.......................    147,948     61,151     36,274     18,121     17,952
    Investment income.................................    142,028    135,306    107,447     75,074     95,987
                                                        ---------  ---------  ---------  ---------  ---------
                                                        4,169,782  3,107,079  2,791,672  2,449,175  2,275,155
  Operating Expenses:
    Health care services and other benefits...........  3,003,117  2,199,953  1,927,954  1,719,853  1,591,725
    Selling expense...................................    224,453    190,161    169,483    147,097    128,653
    General and administrative expense................    545,942    344,427    334,206    266,295    263,263
    Nonrecurring costs................................         --     57,074         --         --         --
                                                        ---------  ---------  ---------  ---------  ---------
                                                        3,773,512  2,791,615  2,431,643  2,133,245  1,983,641
                                                        ---------  ---------  ---------  ---------  ---------
  Operating Income....................................    396,270    315,464    360,029    315,930    291,514
    Interest expense..................................     36,628         --         --         --         --
    Other expense, net................................     20,134     12,677      8,008      2,901      2,419
                                                        ---------  ---------  ---------  ---------  ---------
  Income before Provision for Income Taxes and
    Cumulative Effect of Accounting Changes...........    339,508    302,787    352,021    313,029    289,095
    Provision for income taxes........................    137,506    122,798    138,851    126,385    114,337
                                                        ---------  ---------  ---------  ---------  ---------
  Income before Cumulative Effect of Accounting
    Changes...........................................    202,002    179,989    213,170    186,644    174,758
    Cumulative Effect of Accounting Changes--Adoption
      of SFAS Nos. 106 and 109........................         --         --         --    (21,260)        --
                                                        ---------  ---------  ---------  ---------  ---------
  Net Income..........................................  $ 202,002  $ 179,989  $ 213,170  $ 165,384  $ 174,758
                                                        ---------  ---------  ---------  ---------  ---------
                                                        ---------  ---------  ---------  ---------  ---------
  Earnings Per Share(A)
  Income before Cumulative Effect of Effect of
    Accounting Changes................................  $    3.04  $    2.71  $    3.21  $    2.81  $    2.63
    Cumulative Effect of Accounting Changes--Adoption
      of SFAS Nos. 106 and 109........................         --         --         --      (0.32)        --
                                                        ---------  ---------  ---------  ---------  ---------
  Net Income..........................................  $    3.04  $    2.71(B) $    3.21 $    2.49 $    2.63
                                                        ---------  ---------  ---------  ---------  ---------
                                                        ---------  ---------  ---------  ---------  ---------
OPERATING STATISTICS(C)
  Loss ratio..........................................      77.4%      75.6%      72.8%      73.0%      73.6%
  Selling expense ratio...............................       5.6%       6.4%       6.3%       6.2%       5.9%
  General and administrative expense ratio............      13.6%      11.6%      12.5%      11.2%      12.1%
  Net income ratio....................................       5.0%       6.1%       7.9%       7.0%       8.0%

                                                                            DECEMBER 31,
                                                        -----------------------------------------------------
                                                          1996       1995       1994       1993       1992
                                                        ---------  ---------  ---------  ---------  ---------
BALANCE SHEET DATA
  Cash and investments................................  $2,165,492 $2,257,269 $1,973,388 $1,779,495 $1,039,106
  Total assets........................................  $3,405,542 $2,679,257 $2,385,636 $1,921,832 $1,155,883
  Long-term debt......................................  $ 625,000         --         --         --         --
  Total equity........................................  $ 870,459  $1,670,226 $1,418,919 $1,233,190 $ 507,483
  Cash dividends declared per common share(D).........  $   10.00         --         --         --         --
Medical Membership(E).................................  4,485,000  2,797,000  2,617,000  2,322,000  2,162,000

(A) Earnings per share for all periods presented prior to 1996 has been recomputed using 66,366,500 shares, the number of shares outstanding immediately following completion of the Recapitalization. Earnings per share for the year ended December 31, 1996 has been calculated using such 66,366,500 shares, plus the weighted average number of shares issued during 1996 after completion of the Recapitalization.

(B) Earnings per share for the year ended December 31, 1995 includes nonrecurring costs of $0.52 per share.

(C) The loss ratio represents health care services and other benefits as a percentage of premium revenue. All other ratios are shown as a percentage of premium revenue and management services revenue.

(D) The Company paid a $995.0 million special dividend in conjunction with the Recapitalization which occurred on May 20, 1996. Management currently expects that all of the Company's future income will be used to expand and develop its business.

(E) Membership numbers are approximate and include some estimates based upon the number of contracts at the relevant date and an actuarial estimate of the number of members represented by each contract.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    This discussion contains forward-looking statements which involve risks and uncertainties. The Company's actual results may differ materially from those anticipated in such forward-looking statements as a result of certain factors including, but not limited to, those set forth under "Factors That May Affect Future Results of Operations."

    GENERAL

    The Company is one of the nation's largest publicly traded managed health care companies with approximately 4.5 million medical members, 11.5 million pharmacy members and 1.6 million dental members as of December 31, 1996. The Company offers a diversified mix of managed care products, including HMOs, PPOs, POS and other hybrid plans and traditional indemnity products. The Company also offers a broad array of specialty products, including pharmacy, dental, life, workers' compensation, disability, behavioral health, COBRA and flexible benefits account administration. In addition, WellPoint offers managed care services for self-funded employers, including claims processing, actuarial services, underwriting assistance, network access, medical cost management and other administrative services. The Company's primary market for its managed care products is California.

    In March 1996, the Company completed the MMHD Acquisition through the acquisition of MMHD's parent, MassMutual Holding Company Two, Inc. The acquired MMHD operations now conduct business under the name UNICARE Life & Health Insurance Company. The purchase price was $402.2 million which was funded with $340.2 million in cash and a Series A term note for $62.0 million, of which $20.0 million remained outstanding at December 31, 1996. During 1996, the Company incurred approximately $13.0 million of costs relating to the MMHD Acquisition. During 1997 and 1998, the Company expects to incur approximately $15.0 million of additional costs related to the MMHD Acquisition. As a result of the MMHD Acquisition, WellPoint serves medical members in 50 states. Approximately 50% of MMHD's medical membership is concentrated in seven states:
California, New York, Texas, Georgia, Massachusetts, Illinois and Virginia. The acquired MMHD operations also provide specialty products, including dental, life, pharmacy and disability, to members throughout the United States.

    On May 20, 1996, the Company completed the Recapitalization, including the acquisition of the BCC Commercial Operations for $235.0 million in cash. The Recapitalization included the payment of a $995.0 million special dividend funded by $775.0 million in revolving debt and the remainder in cash (see Note 2 to the Consolidated Financial Statements for a description of the Recapitalization).

    On March 1, 1997, the Company completed the GBO Acquisition. The purchase price was $86.7 million, subject to adjustment upon completion of a post-closing audit. The purchase method of accounting will be used to account for the acquisition of the GBO. The GBO targets employers with 5,000 or more employees and currently provides benefits to approximately 1.3 million medical members, of which most are in health plans that are self-funded by employers. The GBO offers indemnity and PPO plans and also provides life, dental and disability coverage to a variety of employer groups. Although most of the GBO business involves the provision of administrative services to self-funded employer plans, the indemnity-based portions of the GBO have experienced a higher overall loss ratio than the Company's core business. The GBO has historically experienced a higher administrative expense ratio due to its higher percentage of management services business, which may contribute to an increase in the Company's overall administrative expense ratio in future periods. The Company expects to incur approximately $50.0 million of costs relating to this acquisition during 1997 and 1998, a portion of which is expected to be reflected in the Company's results of operations. The Company expects that it will experience material membership attrition of up to 30% of the GBO members as it pursues its strategy of motivating traditional indemnity health insurance members to select managed care products.

    In order to implement the Company's regional expansion strategy, the Company will need to develop satisfactory provider network and information systems, which will require additional expenditures by the Company. A portion of these expenditures will be reflected in the Company's results of operations.

    Prior to their acquisitions by WellPoint, the MMHD large employer group operations, the GBO and BCC Commercial Operations each experienced a higher overall loss ratio than the Company and, as the Company integrates these acquisitions, the Company's overall loss ratio may increase. There can be no assurance that the Company will be able to successfully integrate these recent acquisitions into its business or take appropriate measures to control the loss ratio associated with their operations. In addition, the Company's overall loss ratio may increase as the Company expands its California large group and Medicaid businesses, both of which generally have higher loss ratios than the Company's overall business.

    A variety of health care reform measures are currently pending or have been recently enacted at the Federal and state levels. Recent Federal legislation seeks, among other things, to insure the portability of health coverage and mandates minimum maternity hospital stays. These and other proposed measures may have the effect of dramatically altering the regulation of the provision of health care and of increasing the Company's loss ratio.

    RESULTS OF OPERATIONS

    WellPoint's revenues are generated from premiums earned for health care and specialty services provided to its members, fees for administrative services, including claims processing and access to provider networks for self-insured employers, and investment income. WellPoint's operating expenses include health care services and other benefits expenses, consisting primarily of payments for physicians, hospitals and other providers for health care and specialty products claims; selling expenses for broker and agent commissions; general and administrative expenses; interest expense; and income taxes.

    The Company's consolidated results of operations for the year ended December 31, 1996 include the results of MMHD and the BCC Commercial Operations from March 31, 1996 and May 20, 1996, respectively, the effective dates of acquisition.

    The following table sets forth selected operating ratios. The loss ratio for health care services and other benefits is shown as a percentage of premium revenue. All other ratios are shown as a percentage of premium revenue and management services revenue combined.

                                                                        YEAR ENDED DECEMBER 31,
                                                                   ----------------------------------
                                                                      1996        1995        1994
                                                                   ----------  ----------  ----------
Operating Revenues:
  Premium revenue ratio..........................................       96.3%       97.9%       98.7%
  Management services revenue ratio..............................        3.7         2.1         1.3
                                                                       -----       -----       -----
                                                                       100.0       100.0       100.0

Operating Expenses:
  Health care services and other benefits loss ratio.............       77.4        75.6        72.8
  Selling expense ratio..........................................        5.6         6.4         6.3
  General and administrative expense ratio.......................       13.6        11.6        12.5

    MEMBERSHIP

    The following table sets forth membership data and the percent change in membership:

                                                                                  AS OF DECEMBER 31,
                                                                                ----------------------    PERCENT
                                                                                   1996        1995       CHANGE
                                                                                ----------  ----------  -----------
MEDICAL MEMBERSHIP:
CALIFORNIA
  Group Services:
    HMO.......................................................................     677,850     619,907        9.3%
    PPO and Other(a)..........................................................   1,298,359     765,145       69.7%
                                                                                ----------  ----------
      Total(b)................................................................   1,976,209   1,385,052       42.7%
                                                                                ----------  ----------
  Individual, Small Group and Senior:
    HMO.......................................................................     269,495     214,076       25.9%
    PPO and Other.............................................................   1,197,306   1,152,657        3.9%
                                                                                ----------  ----------
      Total...................................................................   1,466,801   1,366,733        7.3%
                                                                                ----------  ----------
  Medi-Cal HMO Programs.......................................................     111,029      40,508      174.1%
                                                                                ----------  ----------
Total California Medical Membership(c)........................................   3,554,039   2,792,293       27.3%
                                                                                ----------  ----------
OUT-OF-STATE
  Group Services:
    HMO.......................................................................       2,506      --          N/A
    PPO and Other(a)..........................................................     898,601         743      N/A
                                                                                ----------  ----------
      Total(b)................................................................     901,107         743      N/A
                                                                                ----------  ----------
  Individual, Small Group and Senior:
    PPO and Other.............................................................      29,555       4,326      N/A
                                                                                ----------  ----------
Total Out-of-State Medical Membership.........................................     930,662       5,069      N/A
                                                                                ----------  ----------
TOTAL MEDICAL MEMBERSHIP......................................................   4,484,701   2,797,362        60.3 %
                                                                                ----------  ----------
                                                                                ----------  ----------
  HMO.........................................................................   1,060,880     874,491        21.3 %
  PPO and Other...............................................................   3,423,821   1,922,871        78.1 %
                                                                                ----------  ----------
TOTAL MEDICAL MEMBERSHIP......................................................   4,484,701   2,797,362        60.3 %
                                                                                ----------  ----------
                                                                                ----------  ----------

------------------------

(a) California and Out-of-State include 665,454 and 563,854 management services members, respectively, as of December 31, 1996. Of the 665,454 California management services members, 76,385 are from the acquired MMHD operations. California and Out-of-State include 482,572 and 2,886 management services members, respectively, as of December 31, 1995.

(b) As of December 31, 1996, total MMHD medical membership was approximately 1,042,000, of which approximately 141,300 were California members and approximately 900,700 were Out-of-State members.

(c) As of December 31, 1996, total BCC Commercial Operations medical membership was approximately 264,500, all of which were California members. The majority of these members are included in Group Services.

                                                                       AS OF DECEMBER 31,
                                                                    ------------------------    PERCENT
                                                                        1996         1995       CHANGE
                                                                    ------------  ----------  -----------
SPECIALTY MEMBERSHIP:
  Pharmacy........................................................    11,516,824   9,882,560       16.5%
  Dental..........................................................     1,559,391     537,868      189.9%
  Disability......................................................       107,350      --            N/A
  Behavioral Health...............................................       502,212     381,955       31.5%
  Life............................................................       722,964     326,590      121.4%

    The 1996 specialty membership includes the acquired MMHD operations which had approximately 0.5 million pharmacy members, 0.9 million dental members, 0.1 million disability members and 0.4 million life members as of December 31, 1996.

COMPARISON OF RESULTS FOR THE YEAR ENDED DECEMBER 31, 1996 TO THE YEAR ENDED
  DECEMBER 31, 1995

    Premium revenue increased 33.3% to $3,879.8 million for the year ended December 31, 1996 from $2,910.6 million for the year ended December 31, 1995. Premium revenue for 1996 of $523.4 million and $200.2 million was attributable to MMHD and the BCC Commercial Operations, respectively. Also contributing to increased premium revenue in 1996 was a 9.8% increase in medical membership, excluding management services members and the acquired members of MMHD and the BCC Commercial Operations. Workers' compensation premium revenue increased 34.6% in 1996 from 1995, due to a large increase in the number of insured employer groups, primarily in the small employer and California school districts workers' compensation markets. In addition, an increase in premium revenue resulted from moderate increases in the premiums per member in the individual, senior and small group markets.

    Management services revenue increased $86.7 million to $147.9 million for the year ended December 31, 1996 from $61.2 million for the year ended December 31, 1995. The increase was primarily due to $62.9 million of management services revenue from MMHD. Also contributing to the increase were a 31.7% membership increase in the California large group market, excluding the acquired members of MMHD and the BCC Commercial Operations, new pharmacy and clinical management accounts and revenue from the BCC Commercial Operations.

    Investment income increased to $142.0 million for the year ended December 31, 1996 compared to $135.3 million for the year ended December 31, 1995. Interest and dividend income increased to $127.5 million in 1996 from $122.1 million in 1995. The increase in interest and dividend income was primarily due to MMHD interest income of $21.6 million and slightly higher yields in 1996 over 1995, offset by the foregone interest earned on cash and investments used to finance the MMHD and BCC Commercial Operations acquisitions, the Recapitalization, and cash used for repayment of indebtedness under the Company's senior credit facility.

    Health care services and other benefits expense increased 36.5% to $3,003.1 million in 1996 from $2,200.0 million in 1995. Of the $803.1 million increase, $412.2 million was attributable to MMHD and $189.9 million was attributable to the BCC Commercial Operations. Excluding MMHD and the BCC Commercial Operations, increased health care services expense also resulted from medical membership growth. In addition, mix and product design changes, for example, the elimination of deductibles for some PPO plans and pharmacy products, contributed to an increase in health care expenses. Growth in the workers' compensation business also contributed to the increase. These increases were partially offset by savings from hospital recontracting, which was implemented in late 1995. Additional savings were realized by savings from specialist and laboratory recontracting, which was implemented during the third quarter of 1996.

    The loss ratio for 1996 increased to 77.4% compared to 75.6% in 1995 due to the PPO benefits changes described above, an increase in the loss and loss adjustment expense reserves related to a portion of the Company's workers' compensation business and the incremental effect of the MMHD Acquisition and the BCC Commercial Operations on the Company's overall results. The acquired MMHD operations and the BCC Commercial Operations have traditionally experienced a higher loss ratio than the Company. The increase in the loss ratio was partially offset by the Company's continuing cost containment efforts, such as the hospital recontracting program. Excluding the Company's workers' compensation business and the acquisitions of the MMHD operations and the BCC Commercial Operations, the loss ratio would have been 74.7% for the year ended December 31, 1996. The loss ratio for 1995, also excluding the workers' compensation business, was 75.2%.

    Selling expense consists of commissions paid to outside brokers and agents representing the Company. Selling expense for the year ended December 31, 1996 increased 18.0% to $224.5 million compared to $190.2 million in 1995, corresponding with continued overall premium revenue growth and an additional $21.4 million in selling expense attributable to MMHD. The selling expense ratio for 1996 decreased to 5.6% from 6.4% for the prior year, largely due to the acquisition of MMHD, which has a lower selling expense ratio than the Company's existing business, and the BCC Commercial Operations, which has no selling expense. Excluding the acquisitions, the selling expense ratio would have been 6.3% for the year ended December 31, 1996, consistent with the prior year.

    General and administrative expense for the year ended December 31, 1996 increased 58.5% to $545.9 million from $344.4 million for the same period in 1995. Of the $201.5 million increase, $153.3 million resulted from the MMHD Acquisition. The administrative expense ratio increased to 13.6% for 1996 compared to 11.6% in 1995, primarily due to the increased administrative expense associated with the Company's continued investment in geographic expansion and the MMHD Acquisition. MMHD has historically had a higher administrative expense ratio due to its higher percentage of management services business. The Company also incurred additional expenses in 1996 for network development costs. The above increases were partially offset by the BCC Commercial Operations' lower administrative expense ratio. Excluding MMHD and the BCC Commercial Operations, the administrative expense ratio would have been 11.9% in 1996.

    Interest expense was $36.6 million for the year ended December 31, 1996. The Company had no interest expense in 1995. The interest expense in 1996 related primarily to $775.0 million drawn under the Company's revolving credit facility on May 15, 1996 to fund a special dividend paid in connection with the Recapitalization, as well as interest on amounts payable to MassMutual, including a Series A term note of $62.0 million issued in connection with the MMHD Acquisition. At December 31, 1996, the Company's outstanding long-term indebtedness was $625.0 million. The weighted average interest rate for all debt for the year ended December 31, 1996 was 5.9%.

    WellPoint's net income for the year ended December 31, 1996 was $202.0 million or $3.04 per share compared to $180.0 million or $2.71 per share for the year ended December 31, 1995. Earnings per share for the years ended December 31, 1996 and 1995 are based on 66.4 million shares, the number of shares outstanding immediately following the Recapitalization, plus for 1996 the weighted average number of shares issued since the Recapitalization. Earnings per share is determined by dividing net income by the weighted average number of common shares outstanding. Earnings per share for the year ended December 31, 1995 included nonrecurring costs of $0.52 per share (which are discussed in the 1995 results which follow).

COMPARISON OF RESULTS FOR THE YEAR ENDED DECEMBER 31, 1995 TO THE YEAR ENDED
  DECEMBER 31, 1994

    Premium revenue increased 9.9% to $2,910.6 million for the year ended December 31, 1995 from $2,648.0 million for the year ended December 31, 1994. This increase was primarily due to a 4.7% increase in medical members, excluding management services members, to 2.3 million as of December 31, 1995 from 2.2 million members as of December 31, 1994. The increase in premium revenue due to membership growth was partially offset by the conversion of some PPO Cost Plus members to management services arrangements. This conversion was principally due to regulatory actions taken by the California Department of Corporations (the "DOC") related to licensure requirements. In addition, increased premium revenues resulted from a shift to certain HMO products that generate a higher premium per member than the Company's PPO products and from membership growth in specialty products.

    Management services revenue increased $24.9 million to $61.2 million for the year ended December 31, 1995 from $36.3 million in 1994. The increase was due to a number of factors, including new pharmacy and clinical management accounts and the acquisitions of Professional Claim Services, Inc. ("Pro-Serv") in August of 1994 and AHI Healthcare Corporation ("AHI") in February of 1995. The conversion of PPO Cost Plus members to management services arrangements also contributed to the increase. This transfer, which was completed in December 1995, did not have a material impact on net income.

    Investment income increased to $135.3 million for the year ended December 31, 1995 as compared to $107.4 million in 1994 due in part to 1995 pretax net gains on the sales of investment securities of $15.4 million as compared to pretax net gains in 1994 of $5.0 million. As discussed below under the heading "Liquidity and Capital Resources", there were increased sales of investment securities in 1995 in anticipation of the 1996 cash requirements for the Company's Recapitalization and the MMHD Acquisition. The increase also reflected a higher average yield on a larger average portfolio balance, resulting in interest income of $120.1 million for the year ended December 31, 1995 compared to $102.0 million for the prior year.

    Health care services and other benefits expense increased 14.1% to $2,200.0 million for the year ended December 31, 1995 from $1,928.0 million in 1994. The loss ratio for 1995 increased to 75.6% compared to 72.8% in 1994 due to several factors. Membership as a percentage of total medical membership in the Company's large group business, which has a higher loss ratio than the Company's small group and individual business, increased in 1995. In addition, moderately higher medical cost trends, a continued competitive pricing environment and the elimination through new regulations of mandatory minimum premiums ("open rating") in the workers' compensation market also contributed to the higher loss ratio in 1995.

    Selling expense for the year ended December 31, 1995 increased 12.2% to $190.2 million compared to $169.5 million for 1994, corresponding with continued overall premium revenue growth. The selling expense ratio increased slightly in 1995 to 6.4% from 6.3% in 1994, largely due to an increase in selling expenses for the Company's workers' compensation products. The commission rates for the Company's workers' compensation products increased due to increased competition resulting from the new California regulations which require open rating. Excluding selling expenses for the Company's workers' compensation products, the selling expense ratio would have decreased from 6.3% in 1994 to 6.2% in 1995.

    General and administrative expense for the year ended December 31, 1995 increased 3.1% to $344.4 million from $334.2 million for 1994 due in part to increased personnel service costs consistent with the increases in medical and specialty membership, as well as the acquisition of AHI. The administrative expense ratio decreased to 11.6% for the year ended December 31, 1995 compared to 12.5% in 1994 due to a decrease in policyholder dividends resulting from the open rating environment in the workers' compensation industry. Excluding the conversion of PPO Cost Plus members to management services, the administrative expense ratio would have been 11.1% in 1995, reflecting the Company's continued focus on reducing its administrative costs.

    During the fourth quarter of 1995, the operating results of the Company included charges of $57.1 million ($34.5 million net of a $22.6 million tax benefit) for nonrecurring costs. Approximately $29.8 million resulted from costs, primarily professional fees, associated with the proposed acquisition of Health Systems International which was terminated in December 1995. In addition, the Company recorded a charge of $27.3 million for the impairment of intangible assets associated with its pharmaceutical benefits management business based on the Company's analysis evaluating the impairment of long-lived assets in accordance with Company policy. The impairment reflected an anticipated reduction in future claims processing fees. The anticipated reduced fees result from an industry-wide market shift whereby pharmaceutical manufacturing companies had purchased pharmaceutical benefits management companies to market their products and thereby reducing claims processing fees. These conditions resulted as the pharmaceutical companies reduced processing fees to increase market share.

    WellPoint's net income for the year ended December 31, 1995 was $180.0 million or $2.71 per share compared to $213.2 million or $3.21 per share for 1994. Net income for the year ended December 31, 1995 excluding nonrecurring costs was $214.5 million or $3.23 per share. The number of shares of Common Stock outstanding for the years ended December 31, 1995 and 1994 has been recomputed to 66.4 million, the number of shares outstanding immediately following the Recapitalization, to give effect to the two-for-three share exchange that occurred in connection with the Recapitalization.

FINANCIAL CONDITION

    The Company's consolidated assets increased by $726.2 million to $3.4 billion as of December 31, 1996. This represents a 27.1% increase from $2,679.3 million as of December 31, 1995 and resulted primarily from the acquisitions of MMHD and the BCC Commercial Operations as well as cash flows generated from operations. Cash and investments were $2.2 billion as of December 31, 1996, or 63.6% of total assets.

    As of December 31, 1996, $625.0 million was outstanding under the Company's long-term debt facilities incurred primarily for payment of a special dividend to the stockholders of the Company's predecessor ("Old WellPoint") in connection with the Recapitalization and the MMHD Acquisition. The Company had no long-term borrowings outstanding as of December 31, 1995.

    Equity totaled $870.5 million as of December 31, 1996, a decrease of $799.8 million from December 31, 1995. The decrease resulted primarily from the $995.0 million special dividend paid to the stockholders of Old WellPoint and a $11.8 million decrease in the unrealized valuation adjustment on investment securities, net of deferred taxes, due to an increase in market interest rates in 1996 compared to 1995. The decrease was partially offset by net income of $202.0 million in 1996 and additional stock issuances in 1996 totaling $5.0 million under the Company's stock option/award plan and employee stock purchase plan.

LIQUIDITY AND CAPITAL RESOURCES

    The Company's primary sources of cash are premiums and management services revenues received and investment income. The primary uses of cash include health care claims and other benefits, capitation payments, income taxes, repayment of long-term debt, interest expense, broker and agent commissions and administrative expenses. In addition to the foregoing, prospective uses of cash will include costs of provider network and systems development, costs associated with the integration of acquired businesses and capital expenditures. The Company receives premium revenue in advance of anticipated claims for related health care services and other benefits. The Company's investment policies are designed to provide liquidity, preserve capital and maximize yield. Cash and investment balances maintained by the Company are sufficient to meet applicable regulatory financial stability and net worth requirements. As of December 31, 1996, the Company's investment portfolio consisted primarily of fixed maturity securities (which are primarily rated "A" or better by rating agencies) and equity securities.

    Net cash flow provided by operating activities was $410.9 million for the year ended December 31, 1996, compared with $150.4 million in 1995. The 1996 increase in positive cash flow from operations is mainly due to improvement in continuing operations from increased membership growth in the individual, senior, small group and Medi-Cal segments as well as additional revenue generated through the acquisitions of MMHD and the BCC Commercial Operations and increased liabilities associated with this growth and the acquisitions. The cash provided by these activities was partially offset by the payment of $30 million in the first quarter of 1996 in connection with a new lease for the Company's headquarters building. The lower operating cash flow in 1995 resulted primarily from nonrecurring costs and the timing of payment of settlements related to experience rated policies.

    Net cash used by investing activities in 1996 totaled $736.2 million, compared with net cash provided by investing activities of $712.1 million in 1995. The cash used in 1996 was attributable primarily to the acquisition of MMHD and the BCC Commercial Operations and investment purchases, net of investments sold and matured of $239.8 million. In 1995, cash provided by investing activities was primarily due to the net proceeds from the sale and maturities of investments which were invested in cash equivalents in anticipation of the cash requirements for the acquisitions of MMHD and the BCC Commercial Operations as well as the special dividend paid in connection with the Recapitalization.

    The MMHD operations were acquired for a total purchase price of $402.2 million. The $402.2 million was funded with $340.2 million in cash and a Series A term note for $62.0 million, of which $20.0 million was outstanding at December 31, 1996. MMHD cash acquired was $27.3 million. The BCC Commercial Operations were acquired during the second quarter of 1996 for a purchase price of $235.0 million. Cash acquired from the BCC Commercial Operations was $118.1 million, resulting in net cash used for the acquisition of $116.9 million.

    Net cash used by financing activities totaled $431.0 million in 1996 compared to $43.7 million provided by financing activities in 1995. The net cash used in 1996 primarily resulted from $995.0 million for the special dividend paid in connection with the Recapitalization funded in part with long-term debt of $775.0 million and cash. Repayments on long-term debt totaled $262.0 million in 1996.

    In connection with the Recapitalization, the Company entered into a $1.25 billion unsecured credit facility. Borrowings under the credit facility bear interest at rates determined by reference to the bank's base rate or to the London Interbank Offered Rate ("LIBOR") plus a margin determined by reference to the Company's leverage ratio or the then-current rating of the Company's unsecured long-term debt by specified rating agencies. Borrowings under the credit facility are made on a committed basis or pursuant to an auction-bid process. The credit facility expires as of May 15, 2001, although it may be extended for two additional one-year periods under certain circumstances. The credit agreement requires the Company to maintain certain financial ratios and contains restrictive covenants, including restrictions on the occurrence of additional indebtedness and the granting of certain liens, limitations on acquisitions and investments and limitations on changes in control. The total amount outstanding under the credit facility was $555.0 million as of December 31, 1996. The weighted average interest rate from May 15, 1996, the initial draw date, through December 31, 1996 was 5.9%.

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

    The Company is required to maintain minimum TNE by the Company's primary regulator, the DOC, and is required to meet minimum capital requirements prescribed by the BCBSA. In measuring capital for the BCBSA, the Company is required to use the method prescribed by the DOC. The failure to meet the Minimum BCBSA Capital requirement can subject the Company to certain corrective actions, while the failure to meet a lower specified level can result in termination of the Company's license agreement with the BCBSA. The Minimum BCBSA Capital requirement, which is more restrictive than DOC requirements, increased as of December 31, 1996. As of December 31, 1996, the Company's TNE (which is also its capital for BCBSA purposes) was approximately $388 million and its Minimum BCBSA Capital was approximately $364 million. As of such date, its required TNE for DOC purposes was approximately $17.0 million.

    In order to address an anticipated shortfall in the Company's capital as a result of the increased BCBSA capital requirement and the pending acquisition of the GBO, in November 1996, the Company entered into a subordinated term loan agreement with a bank for a two-year unsecured subordinated term loan facility (the "Subordinated Credit Agreement") of $200.0 million, which could be drawn down through March 17, 1997. On December 30, 1996, the Company borrowed $50.0 million, of which approximately $24.0 million was required in order to meet the increased BCBSA capital requirements. The DOC regulations permit the Company to include in TNE (and thus in capital for BCBSA purposes) any indebtedness subordinated to the Company's obligation to maintain the DOC's required minimum TNE. In March 1997, the Company incurred $150 million in additional indebtedness under the Subordinated Credit Agreement in part as a result of the GBO Acquisition in order to maintain the DOC's required minimum TNE. The Company intends to repay outstanding indebtedness under its senior credit facility with such borrowing. Such borrowings bear interest at interest rates determined by reference to the bank's base rate or to LIBOR plus a margin determined by reference to the Company's leverage ratio or the then-current rating of the Company's unsecured long-term debt by specified rating agencies. The applicable margin will increase with respect to any borrowings outstanding as of July 1, 1997. Interest is paid quarterly. Quarterly principal amortization payments will be due beginning March 31, 1998, and all remaining outstanding borrowings under the Subordinated Credit Agreement will become due on December 31, 1998. The Subordinated Credit Agreement requires compliance with certain financial ratio and other requirements similar to those in the Company's senior credit facility; however, the repayment of borrowings has been subordinated to the Company's requirements to maintain the required minimum TNE under DOC regulations. The Subordinated Credit Agreement also requires that the net proceeds of certain sales of capital stock or subordinated debt issued by the Company be used to repay outstanding amounts under the Subordinated Credit Agreement.

    In July 1996, the Company filed a registration statement relating to the issuance of $1.0 billion of senior or subordinated unsecured indebtedness. As of December 31, 1996, no indebtedness had been issued pursuant to this registration statement.

    The Company believes that cash flow generated by operations, its cash and investment balances, its existing credit facility, its debt registration statement and the subordinated indebtedness will be sufficient to fund continuing operations and expected capital requirements for the foreseeable future.

FACTORS THAT MAY AFFECT FUTURE RESULTS OF OPERATIONS

    Certain statements contained herein, such as statements concerning potential or future loss ratios, expected membership attrition as the Company continues to integrate its recently acquired operations and other statements regarding matters that are not historical facts, are forward-looking statements (as such term is defined in the Securities Exchange Act of 1934). Such statements involve a number of risks and uncertainties that may cause actual results to differ from those projected. Factors that can cause actual results to differ materially include, but are not limited to, those discussed below and those discussed from time to time in the Company's various filings with the Securities and Exchange Commission.

    The Company's operations are subject to substantial regulation by Federal, state and local agencies in all jurisdictions in which the Company now operates. Many of these agencies have increased their scrutiny of managed health care companies in recent periods. Future regulatory actions by any such agencies may have a material adverse affect on the Company's business.

    The Company's future results will depend in large part on accurately predicting health care costs and upon the Company's ability to control future health care costs through underwriting criteria, utilization management and negotiation of favorable provider contracts. Changes in utilization rates, demographic characteristics, health care practices, inflation, new technologies, clusters of high-cost cases, the regulatory environment and numerous other factors are beyond the control of any health plan and may adversely affect the Company's ability to predict and control health care costs and claims, as well as the Company's financial condition or results of operations. Additionally, the Company faces competitive pressure to contain premium prices. Fiscal concerns regarding the continued viability of government sponsored programs such as Medicare and Medicaid may cause decreasing reimbursement rates for these programs. Any limitation on the Company's ability to increase or maintain its premium levels may adversely affect the Company's financial condition or results of operations.

    As part of the Company's business strategy, the Company has recently acquired significant operations in new geographic markets. These businesses, which include substantial indemnity-based insurance operations, have experienced varying profitability or losses in recent periods. While the integration of these businesses into the Company has begun, there can be no assurances regarding the ultimate success of the Company's integration efforts or regarding the ability of the Company to maintain or improve the results of operations of these businesses as the Company pursues its strategy of motivating the acquired members to select managed care products. In order to implement this strategy, the Company will, among other things, need to develop satisfactory provider networks and information systems, which will require considerable expenditures by the Company in addition to the costs associated with the integration of these acquisitions.

    Managed care organizations, both inside and outside California, operate in a highly competitive environment that has undergone significant change in recent periods as a result of business consolidations, new strategic alliances, aggressive marketing practices by competitors and other market pressures. Additional increases in competition could adversely affect the Company's financial condition or results of operations.

    The Company's two primary products ([a] managed care products and [b] management services products, including specialty managed care services) are marketed through two internal business units which are organized on a geographic basis, Blue Cross of California and UNICARE. The geographic business units are divided further into individual and small group businesses versus larger employers because of the distinctive differences in the focus needed in targeting each of these markets. The combined cost ratios (medical costs and expenses) for the small group and individual businesses and the large group business vary due primarily to differing product mix between the managed care and management services products and different distribution costs. A greater percentage of small group and individual membership is comprised of higher risk managed care products, which tend to be more profitable than the lower risk managed care and management services products as a result of higher deductibles and co-payments and increased profit margins generally associated with increased underwriting risks. The group services membership is comprised primarily of capitated managed care products and management services products which result in lower margins as a result of the lower level of underwriting risk related to the capitated products and the non-risk nature of the management services products. However, over the past three years, margin erosion has been greater in the individual and small group business than in the large group business primarily as a result of slower growth in membership, product mix change and greater competitive pressure on premium increases. The spread between the profitability of the individual and small group business and large group business in California was 6.2%, 6.5% and 9.4% for the years ended December 31, 1996, 1995 and 1994, respectively.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

    The location in this Form 10-K of the Company's Consolidated Financial Statements is set forth in the "Index" on page 55 hereof.

                    SELECTED QUARTERLY FINANCIAL INFORMATION
                                  (UNAUDITED)

                                                                    FOR THE QUARTER ENDED
(IN THOUSANDS, EXCEPT PER SHARE DATA         --------------------------------------------------------------------
AND MEMBERSHIP DATA)                         MARCH 31, 1996  JUNE 30, 1996  SEPTEMBER 30, 1996  DECEMBER 31, 1996
                                             --------------  -------------  ------------------  -----------------
Total revenues.............................   $    817,582    $ 1,065,459     $    1,130,686      $   1,156,055
Operating income...........................        104,057        100,754             94,181             97,278
Income before provision for income taxes...        101,045         83,662             75,859             78,942
Net income.................................   $     60,113    $    49,772     $       45,101      $      47,016
                                             --------------  -------------  ------------------  -----------------
                                             --------------  -------------  ------------------  -----------------
Earnings per share(A):
  Net income...............................   $       0.91    $      0.75     $         0.68      $        0.71
                                             --------------  -------------  ------------------  -----------------
                                             --------------  -------------  ------------------  -----------------
Medical membership.........................      3,926,820      4,243,673          4,387,510          4,484,701
                                             --------------  -------------  ------------------  -----------------
                                             --------------  -------------  ------------------  -----------------

                                                                    FOR THE QUARTER ENDED
                                             --------------------------------------------------------------------
                                             MARCH 31, 1995  JUNE 30, 1995  SEPTEMBER 30, 1995  DECEMBER 31, 1995
                                             --------------  -------------  ------------------  -----------------
Total revenues.............................   $    768,132    $   788,456     $      771,830     $    778,661
Operating income...........................        103,015         96,016             90,448           25,985(B)
Income before provision for income taxes...         99,894         93,254             87,486           22,153(B)
Net income.................................   $     59,470    $    55,440     $       51,800     $     13,279(B)
                                             --------------  -------------  ------------------  -----------------
                                             --------------  -------------  ------------------  -----------------
Earnings per share(A):
  Net income...............................   $       0.90    $      0.84     $         0.78     $       0.20(B)
                                             --------------  -------------  ------------------  -----------------
                                             --------------  -------------  ------------------  -----------------
Medical membership.........................      2,757,387      2,772,065          2,778,130        2,797,362
                                             --------------  -------------  ------------------  -----------------
                                             --------------  -------------  ------------------  -----------------

(A) Earnings per share for all periods presented prior to the quarter ended June 30, 1996 has been recomputed using 66,366,500 shares, the number of shares outstanding immediately following completion of the Recapitalization. Earnings per share for the quarters ended June 30, September 30 and December 31, 1996 has been calculated using such 66,366,500 shares, plus the weighted average number of shares issued since the Recapitalization.

(B) Includes nonrecurring costs of $57.1 million ($34.5 million net of a $22.6 million tax benefit) or $0.52 per share.

ITEM 9. CHANGES AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

    The directors and executive officers of the Company are as follows:

NAME                              AGE                                    POSITION
----------------------------      ---      --------------------------------------------------------------------
Leonard D. Schaeffer........          51   Chairman of the Board of Directors and Chief Executive Officer

David R. Banks..............          60   Director

W. Toliver Besson...........          52   Director

Roger E. Birk...............          66   Director

Stephen L. Davenport........          64   Director

Julie A. Hill...............          50   Director

Robert T. Knight............          59   Director

Elizabeth A. Sanders........          51   Director

Sheila P. Burke.............          46   Director (effective as of April 1, 1997)

D. Mark Weinberg............          44   Executive Vice President, UNICARE Businesses

Ronald A. Williams..........          47   Executive Vice President, Blue Cross of California Businesses

Howard G. Phanstiel.........          48   Executive Vice President, Finance and Information Services

Thomas C. Geiser............          46   Executive Vice President, General Counsel and Secretary

S. Louise McCrary...........          38   Vice President, Chief Accounting Officer and Controller

    LEONARD D. SCHAEFFER has been Chairman of the Board of Directors and Chief Executive Officer of the Company since August 1992. From 1989 until May 1996, Mr. Schaeffer was also Chairman of the Board of Directors and, from 1986, Chief Executive Officer of BCC. From 1982 to 1986, Mr. Schaeffer served as President of Group Health, Inc., an HMO in the midwestern United States. Prior to joining Group Health, Inc., Mr. Schaeffer was the Executive Vice President and Chief Operating Officer of the Student Loan Marketing Association ("Sallie Mae"), a financial institution that provides a secondary market for student loans, from 1980 to 1981. From 1978 to 1980, Mr. Schaeffer was the Administrator of HCFA. HCFA administers the Federal Medicare, Medicaid and Peer Review Organization programs. Mr. Schaeffer serves as a director of Allergan, Inc. and Metra Biosystems.

    DAVID R. BANKS has been a director of the Company since April 1993. He has been Chairman and Chief Executive Officer of Beverly Enterprises since September 1979. Beverly Enterprises operates health care facilities in 34 states and the District of Columbia. Mr. Banks serves as a director of Ralston Purina and Nationwide Health Properties. Mr. Banks serves on the Nominating and Compensation Committees of the Board and is Chairperson of the Compensation Committee.

    W. TOLIVER BESSON has been a director of the Company since May 1996, was an independent director of BCC from April 1994 until May 1996 and prior to that served as an advisory director of BCC from 1989. He has been a partner at the law firm of Paul, Hastings, Janofsky & Walker since 1978. He served on its national management committee from 1985 to 1990 and served on the Board of Governors of the California State Bar from 1979 to 1980. He currently serves as a member of the management committee of Cross Country Ventures (a venture capital limited partnership). Pursuant to an undertaking with the DOC, Mr. Besson has effectively agreed to not serve as a director beyond April 2003. Mr. Besson serves on the Audit Committee of the Board.

    ROGER E. BIRK has been a director of the Company since April 1993. Mr. Birk served as President of the Federal National Mortgage Association ("Fannie Mae") from 1987 to 1992 and as Chairman and Chief

Executive Officer of Merrill Lynch & Co., Inc. from 1982 to 1986. Mr. Birk serves as a director of Penske Transportation, Fannie Mae, and Mutual of America Capital Corp. and Golden Bear Golf, Inc. Mr. Birk serves as the Chairperson of the Audit Committee of the Board.

    STEPHEN L. DAVENPORT has been a director of the Company since May 1996, was an independent director of BCC from 1991 until May 1996 and prior to that served as an advisory director of BCC from 1989. He is retired. From 1980 to 1995 he was president of D/A Financial Group. Prior to that he was Senior Vice President of Provident Mutual Life Insurance Company. He currently serves on the board of directors of Tinsley Laboratories, Inc. Pursuant to an undertaking with the DOC, Mr. Davenport has effectively agreed to not serve as a director beyond April 2002. Mr. Davenport serves on the Compensation Committee of the Board.

    JULIE A. HILL has been a director of the Company since March 1994. She has been President and Chief Executive Officer of Costain Homes Inc. ("Costain") since January 1991, having joined Costain in 1988 as Vice President of Sales and Marketing. Costain is a division of London-based Costain Group PLC and builds single-family detached residential communities. Ms. Hill serves on the Compensation and Nominating Committees of the Board.

    ROBERT T. KNIGHT has been a director of the Company since May 1996, was an independent director of BCC from 1988 until May 1996 and prior to that served as an advisory director of BCC from 1986. He was Chairman of Digital Sound Corporation from January 1995 to May 1996 and prior to that had been President and Chief Executive Officer of Digital Sound Corporation since 1992. He had previously been a Senior Vice President of Xerox Corporation in Stamford, Connecticut since 1986. He currently serves on the boards of directors of Picture Tel Corporation, Blue Sky Research, Inc. and Data Dimensions Inc. Pursuant to an undertaking with the DOC, Mr. Knight has effectively agreed to not serve as a director beyond April 1997. Mr. Knight serves as the Chairperson of the Nominating Committee of the Board.

    ELIZABETH A. SANDERS has been a director of the Company since May 1996 and has been a consultant to executive management and served as Vice President and General Manager of Nordstrom, Inc. from 1978 to 1990. Ms. Sanders is a founder of the National Bank of Southern California and was on its board of directors from 1983 to 1990. She currently serves on the following boards of directors: H.
F. Ahmanson & Company, Wal-Mart Stores, Inc., Wolverine Worldwide, Inc. and the Flagstar Companies, Inc. Ms. Sanders serves on the Audit Committee of the Board.

    SHEILA P. BURKE has been elected to become a director of the Company effective as of April 1, 1997 upon the resignation of Robert T. Knight. Since December 1996, Ms. Burke has been the Executive Dean of the John F. Kennedy School of Government, Harvard University. Previously in 1996, Ms. Burke was a senior advisor to the Dole for President Campaign. From 1986 until June 1996, Ms. Burke was the chief of staff for the Office of the Republican Leader of the United States Senate. Ms. Burke currently serves on the Board of Directors of Chubb Corp. Ms. Burke will be subject to reelection at the Company's 1997 Annual Meeting of Shareholders which is expected to occur in June 1997.

    D. MARK WEINBERG has been Executive Vice President, UNICARE Businesses of the Company since October 1995. From August 1992 until May 1996, Mr. Weinberg served as a director of the Company. From February 1993 to October 1995, Mr. Weinberg was Executive Vice President, Consumer and Specialty Services of the Company. Prior to February 1993, Mr. Weinberg was Executive Vice President of BCC's Consumer Services Group from December 1989 to February 1993 and was Senior Vice President of Individual and Senior Services of BCC from April 1987 to December 1989. From 1981 to 1987, Mr. Weinberg held a variety of positions at Touche Ross & Co. From 1976 to 1981, Mr. Weinberg was general manager for the CTX Products Division of PET, Inc.

    RONALD A. WILLIAMS has been Executive Vice President, Blue Cross of California Businesses of the Company since October 1995. From August 1992 until May 1996, Mr. Williams served as a director of the Company. From February 1993 to October 1995, Mr. Williams was Executive Vice President, Group and

Network Services of the Company. Prior to February 1993, Mr. Williams was Executive Vice President of BCC's Group Services from May 1992 to February 1993. Prior to that time, Mr. Williams served as Executive Vice President of BCC's Health Services and Products Group from December 1989 to May 1992 and as BCC's Senior Vice President of Marketing and Related Products from November 1988 to December 1989. From May 1987 to November 1988 he was Vice President of Corporate Services of BCC. From July 1984 to May 1987 he was Senior Vice President of Vista Health Corporation, an alternative delivery system for outpatient psychological and substance abuse services of which he was also a co-founder.

    HOWARD G. PHANSTIEL has been Executive Vice President, Finance and Information Services since December 1994. Prior to joining the Company, he was Managing Director in the Finance Group of Prudential Securities Incorporated in New York City and a member of the firm's Operating Council. He also served as Chairman of Prudential-Bache International Bank. Prior to joining Prudential in 1989, Mr. Phanstiel was Chief Financial Officer and Executive Vice President of Marine Midland Bank.

    THOMAS C. GEISER has been Executive Vice President, General Counsel and Secretary of the Company since May 1996. From July 1993 until May 1996, Mr. Geiser held the position of Senior Vice President, General Counsel and Secretary. Prior to joining the Company, he was a partner in the law firm of Brobeck, Phleger & Harrison from June 1990 to June 1993 and a partner in the law firm of Epstein Becker Stromberg & Green from May 1985 to May 1990. Mr. Geiser joined the law firm of Hanson, Bridgett, Marcus, Vlahos & Stromberg as an associate in March 1979 and became a partner in the firm, leaving in May 1985.

    S. LOUISE MCCRARY has been Vice President, Chief Accounting Officer and Controller of the Company since December 1996. From 1985 until November 1996, Ms. McCrary was with the accounting firm of Coopers & Lybrand L.L.P., most recently as a partner.

BOARD OF DIRECTORS

    The WellPoint Articles of Incorporation provide that the Board of Directors is divided into three classes, currently with three directors in each class. Directors in each class serve for a three-year term and the current composition of the classes is as follows: Class I directors (whose terms expire in 1997) consist of Ms. Sanders and Messrs. Birk and Knight; Class II directors (whose terms expire in 1998) consist of Messrs. Banks and Davenport (with one vacancy); and Class III directors (whose terms expire in 1999) consist of Ms. Hill and Messrs. Besson and Schaeffer.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

    Section 16(a) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), requires the Company's directors, executive officers and holders of more than ten percent of the Company's Common Stock to file reports of ownership and changes in ownership with the Securities and Exchange Commission ("SEC"). Officers, directors and greater than ten percent shareholders are required by SEC regulations to furnish the Company with copies of all Section 16(a) forms they file.

    Based solely on a review of the copies of such forms received by it, or written representations from certain reporting persons, the Company believes that, during the year ended December 31, 1996, the Company's officers, directors and greater than ten percent beneficial owners complied with all applicable filing requirements, except W. Toliver Besson, who reported one transaction in 1996 late, and D. Mark Weinberg, who reported two transactions in 1996 late.

ITEM 11.  EXECUTIVE COMPENSATION

COMPENSATION OF DIRECTORS

    All non-employee directors of the Company are entitled to the following compensation: (i) $23,000 per year paid in quarterly installments; and (ii) $1,300 per Board meeting and $650 per committee meeting, with the chairperson of the committee receiving $850 per committee meeting. Non-employee directors may elect to defer receipt of a portion or all of their fees. Deferred amounts are credited with interest quarterly.

    On the last business day of the second quarter of each fiscal year of the Company, continuing non-employee directors who have served for at least six full calendar months automatically receive 333 shares of Common Stock (which has been adjusted to reflect the change in the Company's Common Stock as a result of the two-for-three share exchange occurring in connection with the Recapitalization) pursuant to the Company's 1994 Stock Option/Award Plan.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

    The Compensation Committee of the Board of Directors is comprised of David
R. Banks, Stephen L. Davenport and Julie A. Hill. The Company's Compensation Committee does not include any present or former officers or employees of the Company or any of its subsidiaries.

SUMMARY OF CERTAIN COMPENSATION

    The following table provides certain summary information concerning compensation paid or accrued by the Company and its subsidiaries to or on behalf of the Company's Chief Executive Officer and each of the four other most highly compensated executive officers of the Company determined as of December 31, 1995 (the "Named Executive Officers") for the years ended December 31, 1994, 1995 and 1996:

                           SUMMARY COMPENSATION TABLE

                                                                                        LONG-TERM COMPENSATION
                                                                               -----------------------------------------
                                                ANNUAL COMPENSATION                      AWARDS
                                      ---------------------------------------  --------------------------     PAYOUTS
                                                                OTHER ANNUAL                 SECURITIES    -------------
NAME AND PRINCIPAL                                              COMPENSATION   RESTRICTED    UNDERLYING        LTIP
POSITION                     YEAR     SALARY ($)    BONUS($)         ($)        STOCK ($)    OPTIONS (#)   PAYOUTS ($)(1)
-------------------------  ---------  -----------  -----------  -------------  -----------  -------------  -------------
Leonard D. Schaeffer            1996   $ 744,524    $ 532,440     $  12,908            --       437,700     $ 5,475,049
 Chairman and Chief             1995     636,005      305,280            --            --            --         136,913
 Executive Officer(3)           1994     629,082      283,020            --            --            --         806,756

D. Mark Weinberg                1996   $ 456,285    $ 234,000     $ 206,987(4)         --       240,931     $ 1,976,199
 Executive Vice                 1995     407,075      157,538       172,490(4)         --            --          42,736
 President, UNICARE             1994     395,134      173,414            --            --            --         345,210
 Businesses

Ronald A. Williams              1996   $ 430,888    $ 238,743     $ 157,463(4)         --       230,511     $ 1,866,031
 Executive Vice                 1995     371,612      143,814       125,970(4)         --            --          39,043
 President, Blue Cross of       1994     360,710      165,572            --            --            --         316,443
 California Businesses

Howard G. Phanstiel             1996   $ 358,077    $ 294,000(6)   $  30,000(9)         --      131,947     $ 1,042,658
 Executive Vice                 1995     350,000      148,000(7)     244,161(10)         --          --          10,288
 President, Finance and         1994      22,885      100,000(8)      10,198(11)         --          --              --
 Information Services(5)

Thomas C. Geiser                1996   $ 321,002    $ 155,000     $  35,989(12)  $ 159,750(14)     128,348  $ 1,007,791
 Executive Vice                 1995     269,170      105,235       220,730(13)         --           --          27,963
 President, General             1994     255,508      126,438            --            --            --          74,796
 Counsel and Secretary

                             ALL OTHER
NAME AND PRINCIPAL         COMPENSATION
POSITION                      ($)(2)
-------------------------  -------------
Leonard D. Schaeffer         $ 245,777
 Chairman and Chief             93,818
 Executive Officer(3)           96,368
D. Mark Weinberg             $ 136,473
 Executive Vice                 51,097
 President, UNICARE             39,286
 Businesses
Ronald A. Williams           $ 134,256
 Executive Vice                 47,741
 President, Blue Cross of       37,272
 California Businesses
Howard G. Phanstiel          $  80,859
 Executive Vice                 18,366
 President, Finance and          1,030
 Information Services(5)
Thomas C. Geiser             $  63,085
 Executive Vice                 20,965
 President, General             17,167
 Counsel and Secretary

------------------------------

(1) For the year ended December 31, 1996, the amounts shown include the following payments made in May 1996 upon completion of the Recapitalization and termination of the Special Performance Units ("SPUs") and Performance Units previously issued under the Company's 1994 Long Term Incentive Plan:
    Leonard D. Schaeffer, $3,848,184; D. Mark Weinberg, $1,436,867; Ronald A. Williams, $1,364,112; Howard G. Phanstiel, $767,218; and Thomas C. Geiser, $739,860. For Mr. Schaeffer, this amount was paid 50% in cash, with the remaining 50% allocated to deferred share units which will be received by Mr. Schaeffer upon termination of his employment. See "Employment Contracts, Termination of Employment and Change in Control Arrangements." For Messrs. Weinberg, Williams, Phanstiel and Geiser, these amounts were paid 50% in cash and 50% in unrestricted Common Stock. These amounts represented the existing value of such SPUs and Performance Units as of the time of their termination, but did not constitute regular compensation payments for 1996. For the year ended December 31, 1996, the amounts shown also include the following payments made under Special Performance Units that matured on January 31, 1996: Leonard D. Schaeffer, $1,375,000; D. Mark Weinberg, $426,250; Ronald A. Williams, $398,750; Howard G. Phanstiel, $220,000; and Thomas C. Geiser, $206,250. For each year shown, the LTIP payouts also include payments attributable to the three-year performance period ending in that year, but that were made in the following year.

(2) For the year ended December 31, 1994, "All Other Compensation" includes the following (i) contributions on behalf of Leonard D. Schaeffer, D. Mark Weinberg, Ronald A. Williams and Thomas C. Geiser in the amount of $5,544, $6,930, $6,930 and $6,930, respectively, to the Company's 401(k) Plan to match 1994 pre-tax elective deferral contributions (included under Salary) made by each to such plan, (ii) deferred compensation for Leonard D. Schaeffer, D. Mark Weinberg, Ronald A. Williams, Howard G. Phanstiel and Thomas C. Geiser of $64,489, $30,185, $26,378, $1,030 and $7,730,
    respectively, and (iii) life insurance premiums paid on behalf of Leonard D. Schaeffer, D. Mark Weinberg, Ronald A. Williams and Thomas C. Geiser in the amount of $26,335, $2,171, $3,964 and $2,507, respectively. For the year ended December 31, 1995, "All Other Compensation" includes the following:
    (i) contributions of behalf of Leonard D. Schaeffer, D. Mark Weinberg, Ronald A. Williams, Howard G. Phanstiel and Thomas C. Geiser in the amount of $5,544, $5,940, $5,940, $5,315 and $5,940, respectively, to the Company's
    401(k) Plan to match 1995 pre-tax elective deferral contributions (included under Salary) made by each to such plan, (ii) deferred compensation for Leonard D. Schaeffer, D. Mark Weinberg, Ronald A. Williams, Howard G. Phanstiel and Thomas C. Geiser of $72,116, $43,606, $38,142, $10,435, and
    $12,978, respectively, and (iii) life insurance premiums paid on behalf of Leonard D. Schaeffer, D. Mark Weinberg, Ronald A. Williams, Howard G. Phanstiel and Thomas C. Geiser in the amount of $16,158, $1,551, $3,659, $2,616, and $2,047, respectively. For the year ended December 31, 1996, "All Other Compensation" includes the following: (i) contributions on behalf of Leonard D. Schaeffer, D. Mark Weinberg, Ronald A. Williams, Howard G. Phanstiel and Thomas C. Geiser in the amount of $5,924, $6,750, $6,750, $6,750 and $4,774, respectively, to the Company's 401(k) Plan to match 1996 pre-tax elective deferral contribution (included under Salary) made by each to such plan, (ii) deferred compensation for Leonard D. Schaeffer, D. Mark Weinberg, Ronald A. Williams, Howard G. Phanstiel and Thomas C. Geiser of $221,986, $126,277, $117,388, $68,761 and $56,264, respectively, and (iii)
    life insurance premiums paid on
    behalf of Leonard D. Schaeffer, D. Mark Weinberg, Ronald A. Williams, Howard
    G. Phanstiel and Thomas C. Geiser in the amount of $17,867, $3,446, $10,118, $5,348 and $2,047, respectively.

(3) Prior to May 20, 1996, Mr. Schaeffer also received compensation from BCC for his services as Chief Executive Officer of BCC. For 1994, 1995 and such period in 1996, amounts shown represent an allocation to the Company of the amounts payable under Mr. Schaeffer's prior employment agreement with BCC (which has been replaced by the employment agreement described below) and are based on the estimated time spent by Mr. Schaeffer on the Company's affairs.

(4) Represents a retention bonus paid pursuant to a management retention agreement. See "Employment Contracts, Termination of Employment and Change in Control Arrangements."

(5) Mr. Phanstiel joined the Company on December 1, 1994.

(6) Includes a $150,000 sign-on bonus paid to Mr. Phanstiel in 1996 and conditioned, in part, on service in 1996.

(7) Includes a $50,000 sign-on bonus paid to Mr. Phanstiel in 1995 and conditioned, in part, on service in 1995.

(8) Includes a $100,000 sign-on bonus paid to Mr. Phanstiel upon his joining the Company.

(9) Represents forgiveness of $30,000 of a relocation loan.

(10) Represents forgiveness of $30,000 of a relocation loan and reimbursement for relocation expenses.

(11) Represents reimbursement for relocation expenses.

(12) Includes forgiveness of $25,000 of a relocation loan.

(13) Represents a special relocation bonus of $50,000, forgiveness of a $50,000 relocation loan and reimbursement for relocation expenses.

(14) Represents a restricted share right grant of 4,500 shares that vests in equal installments on June 1, 1997, 1998 and 1999. As of December 31, 1996, the shares underlying this grant (none of which were vested) had a fair market value of approximately $154,688, not accounting for vesting restrictions. Dividends will not be paid on any shares prior to the lapsing of vesting restrictions.

OPTION GRANTS IN LAST FISCAL YEAR

    The following table sets forth certain information with respect to stock options granted to the Named Executive Officers during 1996. No stock appreciation rights were granted in 1996.

                                                                 INDIVIDUAL GRANTS
                             ------------------------------------------------------------------------------------------
                             NUMBER OF SHARES      PERCENTAGE OF TOTAL
                                UNDERLYING               OPTIONS             EXERCISE     EXPIRATION      GRANT DATE
NAME                          OPTIONS GRANTED     GRANTED TO EMPLOYEES         PRICE         DATE      PRESENT VALUE(1)
---------------------------  -----------------  -------------------------  -------------  -----------  ----------------
Leonard D. Schaeffer.......          24,066                   0.8%           $  39.675        1/1/04    $      394,435
                                    300,825                   9.6               39.675        1/5/05         4,930,432
                                    112,809                   3.6               39.675        3/4/06         1,848,906

D. Mark Weinberg...........          19,997                   0.6               39.675        1/1/04    $      327,745
                                    165,038                   5.3               39.675        1/5/05         2,704,923
                                     55,896                   1.8               39.675        3/4/06           916,119

Ronald A. Williams.........          19,987                   0.6               39.675        1/1/04    $      327,581
                                    154,562                   4.9               39.675        1/5/05         2,533,225
                                     55,962                   1.8               39.675        3/4/06           917,200

Howard G. Phanstiel........          10,417                   0.3               39.675        1/1/04    $      170,732
                                     85,472                   2.7               39.675        1/5/05         1,400,860
                                     36,058                   1.1               39.675        3/4/06           590,980

Thomas C. Geiser...........          12,033                   0.4               39.675        1/1/04    $      197,217
                                     80,217                   2.6               39.675        1/5/05         1,314,733
                                     36,098                   1.1               39.675        3/4/06           591,636

------------------------

(1) Grant date present values were calculated using the Black-Scholes option valuation model with the following assumptions:

                                                                        Five
Expected life of options.........................................      years
Exercise price...................................................    $39.675
Volatility.......................................................     35.68%
Dividend yield...................................................         0%
Risk-free interest rate..........................................      6.40%

    The actual value, if any, which a Named Executive Officer may realize will be based upon the difference between the market price of the Company's Common Stock on the date of exercise and the exercise price. There is no assurance that the actual realized value, if any, will be at or near the value estimated by the Black-Scholes model.

    The grants made to the Named Executive Officers in 1996 were made under the Company's 1994 Stock Option/Award Plan (the "Stock Option/Award Plan"). The majority of such awards were made in replacement of terminated SPUs and Performance Units that had been granted prior to 1996. Prior to the completion of the Recapitalization, the Company had not been permitted by the DOC to implement the Stock Option/Award Plan. A portion of the options granted in 1996 were exercisable as of the date of grant, with the remainder of the grants vesting in varying amounts on January 1, January 5 and March 4, 1997, January 5 and March 4, 1998 and March 4, 1999 (or earlier, in full, upon the occurrence of a change-in-control).

AGGREGATED OPTION/SAR EXERCISES AND YEAR-END OPTION/SAR VALUES

    The following table sets forth certain information with respect to exercises by the Named Executive Officers of stock options and stock appreciation rights ("SARs") during 1996 and the value of all unexercised employee stock options and SARs as of December 31, 1996 held by the named executive officers. No SARs were granted in 1996.

                                                                          NUMBER OF SHARES       VALUE OF UNEXERCISED IN- THE-MONEY
                                                                       UNDERLYING UNEXERCISED
                                                                            OPTIONS/SARS         OPTIONS/SARS AT FISCAL YEAR-END(1)
                                     SHARES ACQUIRED      VALUE      --------------------------  ----------------------------------
NAME                                   ON EXERCISE      REALIZED     EXERCISABLE  UNEXERCISABLE    EXERCISABLE      UNEXERCISABLE
-----------------------------------  ---------------  -------------  -----------  -------------  ---------------  -----------------
Leonard D. Schaeffer...............           -0-             -0-        16,044        421,656            -0-               -0-
D. Mark Weinberg...................           -0-             -0-        13,331        227,600            -0-               -0-
Ronald A. Williams.................           -0-             -0-        13,325        217,186            -0-               -0-
Howard G. Phanstiel................           -0-             -0-         6,945        125,002            -0-               -0-
Thomas C. Geiser...................           -0-             -0-         8,022        120,326            -0-               -0-

------------------------

(1) The actual amount realized from unexercised options is dependent upon the price of the Company's Common Stock at the time shares obtained upon exercise of such options are sold and, as to unexercisable options, whether restrictions upon exercise of such options lapse.

LONG-TERM INCENTIVE PLAN

    Prior to completion of the Recapitalization and the implementation of the Stock Option/Award Plan, long-term incentive awards to the Named Executive Officers were made under the 1994 Long-Term Incentive Plan. The Company's 1994 Long-Term Incentive Plan provided for three types of awards: Value Units, Performance Units and Special Performance Units. Only Performance Units were granted in March 1996 to the officers set forth below. Performance Units focused on building share value and providing incentives based on the increase in the value of the Common Stock over a three-year period. The Performance Units granted in March 1996 were subsequently terminated in May 1996 upon completion of the Company's Recapitalization and replaced by the option grants listed in the Summary Compensation Table. The column "LTIP Payouts" in such table included the amounts paid to such officers in 1996 attributable to the termination of such Performance Units. Cash awards paid to the Named Executive Officers under the Company's previous long-term incentive award program are reported in the Summary Compensation Table for the last year of the award period; provided that, with respect to Mr. Schaeffer, only the portion allocated to the Company has been included.

             LONG-TERM INCENTIVE PLAN -- AWARDS IN LAST FISCAL YEAR

                                                                        PERFORMANCE OR OTHER
                                                                            PERIOD UNTIL
NAME                                               NUMBER OF UNITS(1)   MATURATION OR PAYOUT
-------------------------------------------------  ------------------  ----------------------
Leonard D. Schaeffer.............................         150,000         3/4/97 - 3/4/99
D. Mark Weinberg.................................          70,000         3/4/97 - 3/4/99
Ronald A. Williams...............................          70,000         3/4/97 - 3/4/99
Howard G. Phanstiel..............................          45,000         3/4/97 - 3/4/99
Thomas C. Geiser.................................          45,000         3/4/97 - 3/4/99

------------------------

(1) Performance Units were cash awards vesting in three equal, annual installments on March 4, 1997, 1998 and 1999. The awards provided for payments based on the difference between (i) the "Base Price," which was $33.63 with respect to such grants, and (ii) the fair market value of Common Stock on the date the Performance Units were paid. Performance Units were subject to accelerated vesting upon involuntary termination following a change in control.

PENSION PLANS

    PENSION PLAN

    The Company sponsors the WellPoint Health Networks Inc. (formerly Blue Cross of California) Pension Accumulation Plan (the "Pension Plan"), a cash balance plan that is designed to be a qualified defined benefit pension plan under the Internal Revenue Code of 1986, as amended (the "Internal Revenue Code"). The benefit payable under the Pension Plan is generally equal to the amount of annual annuity that could be purchased at age 65 (based on certain actuarial assumptions) with the balance of an account that is credited with the following amounts for each calendar year after 1986; (i) 3% of the participant's compensation for that year, PLUS (ii) 1% of the participant's compensation for that year, if the participant has at least 10 years of service, PLUS (iii) 1% of the participant's compensation for that year if the participant has at least 20 years service, PLUS, (iv) interest on the balance of such account at a rate equal to the 5-year Treasury Bill average yield for the immediately preceding December (but not less than 2 1/2%). The Pension Plan became effective on January 1, 1987 as a successor plan to the Non-Contributory Retirement Program for Certain Employees of Blue Cross of California (the "Prior Plan"). Certain participants in the Pension Plan are also eligible to receive retirement benefits under the Prior Plan.

    The Company also sponsors the Supplemental Pension Plan (the "Supplemental Plan") of WellPoint Health Networks Inc. (formerly Blue Cross of California) which provides additional benefits payable out of general corporate assets to certain employees equal to the benefits these employees cannot receive under the Pension Plan because of Internal Revenue Service limits on benefits and restrictions on participation by highly compensated employees.

    The estimated annual benefit payable upon retirement at age 65 under the Pension Plan and the Supplemental Plan for named executive officers as of December 31, 1996 based on service and compensation to such date and as projected at age 65 is: Leonard D. Schaeffer $38,868 and $74,858; D. Mark Weinberg, $54,756 and $184,253; Ronald A. Williams $42,800 and $137,864; Howard
G. Phanstiel, $19,985 and $51,156; and Thomas C. Geiser, $27,170 and $65,636.
Mr. Schaeffer is also entitled to an additional annual annuity of $5,135 from the Prior Plan.

    SPECIAL EXECUTIVE RETIREMENT PLAN

    BCC established a Special Executive Retirement Plan ("SERP") with respect to Mr. Schaeffer effective December 30, 1986. The SERP was amended and restated effective January 1, 1993. The Company assumed the SERP upon completion of the Recapitalization. The SERP provides that, within 30 days of his retirement, Mr. Schaeffer will begin receiving an annual benefit equal to two-thirds of his then current "Target Annual Compensation," reduced by the benefits provided by the Pension Plan, the Prior Plan and Supplemental Plan described above. Target Annual Compensation is defined as base salary plus target annual incentive. The benefit will be reduced by 6 1/4% per year for retirement before age 60. The earliest date a retirement benefit will be payable under the SERP is age 52. This retirement benefit is to be paid in monthly installments for the greater of Mr. Schaeffer's lifetime or a ten-year period, with payments, if any, made to Mr. Schaeffer's designated beneficiary after Mr. Schaeffer's death. On Mr. Schaeffer's death (or, if later, after retirement payments have been made for ten years), the SERP provides for a survivor benefit to be paid to his spouse for her lifetime equal to 50% of the benefit that he would receive. The SERP also provides for a termination benefit payable on termination prior to age 52 as a lump sum that would be sufficient to fund his benefit if he were to retire at age 65 (age 60 in the case of certain involuntary terminations) or, if greater, a portion of the amount in the trust, attributable to benefits accrued before 1993. The Company's obligations under the SERP are secured by a trust to which the Company makes annual, irrevocable contributions. Based upon fiscal 1996 base salary and target annual incentive levels, the estimated annual benefit payable to Mr. Schaeffer under the amended SERP upon retirement at age 65 is $787,806.

EMPLOYMENT CONTRACTS, TERMINATION OF EMPLOYMENT AND
  CHANGE IN CONTROL ARRANGEMENTS

    EMPLOYMENT AGREEMENT WITH LEONARD D. SCHAEFFER

    In January 1997, Leonard D. Schaeffer, Chairman of the Board and Chief Executive Officer, entered into an employment agreement with the Company which covers a five-year period that expires in January 2002, but which will be extended automatically on January 22 of each year for an additional year unless the Board of Directors elects to cease such automatic extension. Under Mr. Schaeffer's employment agreement, Mr. Schaeffer is entitled to receive an annual base salary of not less than $850,000, which can be adjusted upward as determined by the Board of Directors; provided, however, that the base salary in each successive year may not be less than the base salary in the preceding year. Mr. Schaeffer's base salary as of March 15, 1997 was $900,000.

    The employment agreement with Mr. Schaeffer also provides that the Company will provide long-term disability benefits that will maintain Mr. Schaeffer's after-tax income at a level equal to his then current base salary for up to the later of two years or until he reaches age 55 if he continues to be considered disabled during such period.

    In addition, Mr. Schaeffer's employment agreement provides that in the event that he is constructively terminated or the Company terminates his employment other than for cause, he will receive, in addition to payments under the SERP described above, a lump sum payment equal to 2.99 times his then annual base salary plus an amount equal to 2.99 times his then-current annual target incentive compensation. Mr. Schaeffer's annual target incentive compensation for 1997 is $630,000. In the event of such termination, he will continue to receive certain fringe benefits for 48 months. In addition, Mr. Schaeffer will be entitled to a pro rata portion of any bonus pursuant to the Company's bonus programs, and any options granted to Mr. Schaeffer on or after January 22, 1997 will immediately become exercisable. If the Company agrees to a change of control, the employment agreement with Mr. Schaeffer provides that rights and privileges under the agreement may not be affected. Mr. Schaeffer may elect to terminate his employment with the Company upon 90 days' written notice to the Company. In such event, Mr. Schaeffer will continue to receive his salary during the 90-day notification period. In addition, Mr. Schaeffer will continue to receive health, dental and life insurance and disability benefits for a six-month period.

    The above-described employment agreement with Mr. Schaeffer replaces previous employment agreements with the Company's predecessor, Blue Cross of California, and the Company. At the time of the execution of Mr. Schaeffer's current employment agreement, the Company also agreed that Mr. Schaeffer will receive 8,821 shares of the Company's Common Stock upon termination of Mr. Schaeffer's employment with the Company for any reason. At the time of the termination of outstanding SPUs and Performance Units in May 1996, the Company granted Mr. Schaeffer deferred share rights with respect to 55,366 shares of the Company's Common Stock, which will be issued to Mr. Schaeffer upon his termination from the Company.

    MANAGEMENT RETENTION AGREEMENTS

    WellPoint has entered into management retention agreements with D. Mark Weinberg and Ronald A. Williams which provide incentives for them to remain with the Company through April 1, 1997. The management retention agreements provide for the payment of bonuses to Messrs. Weinberg and Williams if they remain with WellPoint for two, three and four years following April 1, 1993 or if they are involuntarily terminated (without cause) or constructively discharged before payment, as defined in the Company's Change in Control Plan, described below. The bonus amounts payable to Mr. Weinberg for each respective year would be 50%, 60% and 75% of his current base salary, and the bonus amounts payable to Mr. Williams for each respective year would be 40%, 50% and 65% of his current base salary. The Company has the right to substitute stock options in place of unpaid bonuses under these agreements.

    OFFICER SEVERANCE AGREEMENTS

    D. Mark Weinberg and Ronald A. Williams have each entered into an officer severance agreement with the Company that provides a lump sum-payment, if either is involuntarily terminated (other than for cause), equal to 24 months salary and 200% of the previous fiscal year's target bonus, plus continuation for 24 months of health, dental, vision and life insurance premiums paid by the Company.

    Howard G. Phanstiel has entered into an officer severance agreement with the Company that provides a lump sum payment, if his employment is involuntarily terminated (other than for cause), equal to 12 months salary and 100% of the previous fiscal year's target bonus, plus continuation for 12 months of health, dental, vision and life insurance premiums paid by Company.

    Thomas C. Geiser has entered into an officer severance agreement with the Company that provides a lump sum payment, if he is involuntarily terminated (other than for cause), equal to 18 months salary and 150% of the previous fiscal year's target bonus, plus continuation for 18 months of health, dental, vision and life insurance premiums paid by the Company.

    RELOCATION LOANS AND BENEFITS

    In connection with Thomas C. Geiser's purchase of a residence, the Company made an interest-free loan of $125,000 to Mr. Geiser in 1995, forgivable in five annual installments of $25,000, so long as he remains employed by the Company. Should he terminate employment before the entire balance of the loan is forgiven, the remaining unpaid, unforgiven balance would become due. Mr. Geiser was also entitled to a relocation bonus of $50,000, paid in 1995.

    In connection with Howard G. Phanstiel's relocation, the Company made an interest-free loan of $150,000 to Mr. Phanstiel in 1994, forgivable in five annual installments of $30,000, so long as he remains employed by the Company. Should he terminate employment before the entire balance of the loan is forgiven, the remaining unpaid, unforgiven balance would become due. Mr. Phanstiel was also entitled to a special bonus, payable $100,000 in December 1994, $50,000 in March 1995 and $150,000 in March 1996.

    CHANGE IN CONTROL

    The Company has adopted the WellPoint Health Networks Inc. Officer Change in Control Plan ("Change in Control Plan") effective January 1, 1994 to provide selected officers of WellPoint and affiliates controlled by WellPoint who are notified of their participation by the CEO of WellPoint with benefits in the event of a Change in Control. The Change in Control Plan defines a Change in Control as (i) a reduction in the Foundation's (or a qualifying successor's) ownership of WellPoint to less than a majority of the outstanding voting securities, if another person owns 30% or more of the combined voting power of WellPoint's then-outstanding securities, (ii) a merger, consolidation, liquidation, sale of stock or assets or other reorganization ("reorganization") to which the Foundation or a qualifying successor is a party and as a consequence of which the members of the Foundation's (or the qualifying successor's) board of directors immediately before the reorganization or event constitute less than two-thirds of the directors of such entity immediately after the reorganization or event so long as the Foundation or the qualifying successor continues to own 30% or more of the combined voting power of WellPoint's then-outstanding securities, (iii) a reorganization to which the Foundation, a qualifying successor or WellPoint is a party if, as a result thereof, the members of WellPoint's directors immediately before the reorganization will not constitute at least two-thirds of the directors of WellPoint immediately after the reorganization or (iv) any other transaction, acquisition of securities or other action or event that at least two-thirds of the Foundation's (or a qualifying successor's) directors or at least a majority of the independent directors of WellPoint determine will constitute a Change in Control of BCC or WellPoint, respectively. However, the Compensation Committee may determine that any such event will not be deemed a Change in Control for purposes of the Change in Control Plan if it concludes that such event does not pose a material risk to the operation of WellPoint's business.

    Certain selected officers may be eligible to receive Change in Control Plan severance benefits if an Affiliate (as defined in the plan) involuntarily terminates (other than for cause) or constructively discharges the officer within 36 months after a Change in Control. An officer is deemed constructively discharged for purposes of the Change in Control Plan if, after a Change in Control, any Affiliate significantly reduces the officer's duties, responsibilities, status, titles or offices, reduces the officer's aggregate salary and target bonus by more than 10%, or requests the officer to relocate further than 35 miles from the officer's place of employment. Severance payments will consist of a base amount plus an outplacement benefit. The base amount is
2.00 to 2.75 times base salary plus 2.00 to 2.75 times target annual bonus in effect for the officer's position for an Executive Vice President, 1.75 to 2.50 times base salary plus 1.75 to 2.50 times target annual bonus for a Senior Vice President and 1.25 to 2.00 times base salary plus 1.25 to 2.00 times target annual bonus for a Vice President. The outplacement benefit consists of outplacement services from a firm selected by WellPoint for up to the cost of one month's base salary. The severance benefit payable to any officer is reduced by the amount of any retention benefit previously paid to the officer under the Change in Control Plan. Mr. Weinberg, Mr. Williams, Mr. Phanstiel and Mr. Geiser participate in the Change in Control Plan.

    Certain selected officers will also be entitled to annual retention payments for three years following a Change in Control (other than a change in the directors of the Foundation or a qualifying successor), with such payments to cease if the officer terminates employment other than by involuntary termination (other than for cause) or constructive discharge. The amount of each annual payment will be one-third of the amount of the severance payment (excluding any outplacement benefit) that would be paid to such officer under the Change in Control Plan upon involuntary termination or constructive discharge. Mr. Weinberg, Mr. Williams, Mr. Phanstiel and Mr. Geiser are entitled to annual retention payments.

    Payments under the Change in Control Plan are reduced to the extent necessary to ensure that those payments do not constitute excess parachute payments within the meaning of Section 280G of the Internal Revenue Code.

    An officer who is to receive other severance benefits from an Affiliate will not receive benefits under the Change in Control Plan unless the other severance benefit plan so provides or the officer waives benefits under the other severance benefit plan. The Compensation Committee may amend or terminate the Change in Control Plan at any time except that, after a change in control, the plan may not be amended or terminated to reduce or eliminate benefits that would otherwise be payable under the Change in Control Plan to those who were participants on the date of the Change in Control.

    The Compensation Committee has determined that the Recapitalization did not constitute a Change in Control.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    The following table sets forth the beneficial ownership of Common Stock of the Company, as of March 19, 1997, by (a) each person known by the Company to own beneficially more than 5% of the outstanding Common Stock; (b) the Chief Executive Officer of the Company; (c) each of the four other

Named Executive Officers; (d) each current and proposed director of the Company; and (e) all directors and executive officers as a group.

                                                                                          TOTAL SHARES
                                                                           NUMBER OF      BENEFICIALLY
                                       NUMBER OF SHARES                     SHARES            AND
                                         BENEFICIALLY      PERCENT OF   SUPPLEMENTALLY   SUPPLEMENTALLY  PERCENT OF
NAME AND ADDRESS                           OWNED(1)         CLASS(2)         OWNED           OWNED          CLASS
-----------------------------------  --------------------  -----------  ---------------  --------------  -----------
California Health Care                     38,410,000            57.7%            --        38,410,000         57.7%
 Foundation .......................
 21560 Oxnard Street
 Woodland Hills, CA 91367(3)

Wilmington Trust Company(4) .               5,233,054             7.9             --         5,233,054          7.9
 Rodney Square North
 1100 North Market Street
 Wilmington, DE 19890

Leonard D. Schaeffer...............           212,963(5)        *             64,187(6)        277,150        *

D. Mark Weinberg...................           142,268(7)        *                 --           142,268        *

Ronald A. Williams.................           139,885(8)        *                 --           139,885        *

Howard G. Phanstiel................            82,763(9)        *                121(10)        82,884        *

Thomas C. Geiser...................            75,125(11)       *              4,500(12)        79,625        *

David R. Banks.....................             1,000(13)       *                 --             1,000        *

W. Toliver Besson..................             1,333(14)       *                 --             1,333        *

Roger E. Birk......................            10,335           *                 --            10,335        *

Stephen L. Davenport...............             1,253           *                 --             1,253        *

Julie A. Hill......................               333           *                 --               333        *

Robert T. Knight...................             1,133(15)       *                 --             1,133        *

Elizabeth A. Sanders...............                --           *                 --                --        *

Sheila P. Burke....................                --           *                 --                --        *

All executive officers and                    668,391(16)         1.0         69,308(17)       737,699          1.1
 directors as a group
 (14 persons)......................

------------------------

* Less than one percent.

 (1) Except as indicated in footnotes to this table, the shareholders named in this table are known to the Company to have sole voting and investment power with respect to all shares of Common Stock shown as beneficially owned by them, subject to community property laws where applicable. Shares shown as beneficially owned by any person have been determined in accordance with the requirements of Rule 13d-3 promulgated under the Securities Exchange Act of 1934, as amended.

 (2) Calculation based on 66,570,263 shares of Common Stock outstanding as of March 19, 1997.

 (3) As of February 28, 1997, 29,860,923 shares and 5,232,254 shares were held pursuant to the Voting Agreement and Voting Trust Agreement, respectively. These agreements contain provisions with respect to the voting of shares subject to them on certain specified matters. See "Item 1. Business -- Recapitalization."

 (4) Of such shares, 5,232,254 are held in the capacity of trustee under the Voting Trust Agreement. With respect to such shares, Wilmington Trust Company has shared voting power with the Foundation.

 (5) Includes 400 shares held in a Keogh account, 200 shares held in an IRA account and 339 shares held in a 401(k) account for the benefit of Mr. Schaeffer. Includes 206,081 shares subject to presently exercisable options or options that become exercisable within 60 days.

 (6) Represents deferred share units. The Company has agreed to issue such shares to Mr. Schaeffer upon termination of his employment with the Company. See "Item 11. Executive Compensation."

 (7) Includes 3,100 shares held in a 401(k) account for the benefit of Mr. Weinberg and 121,148 shares subject to presently exercisable options or options that become exercisable within 60 days.

 (8) Includes 59 shares held in a 401(k) account for the benefit of Mr. Williams, 115,922 shares subject to presently exercisable options or options that become exercisable within 60 days.

 (9) Includes 4,000 shares held in a 401(k) account, 1,667 shares held in an IRA account for the benefit of Mr. Phanstiel and 65,172 shares subject to presently exercisable options or options that become exercisable within 60 days.

(10) Represents deferred rights to shares held under a deferred compensation arrangement for the benefit of Mr. Phanstiel.

(11) Includes 58 shares held in a 401(k) account for the benefit of Mr. Geiser and 64,173 shares subject to presently exercisable options or options that become exercisable within 60 days.

(12) Represents a restricted share right grant made to Mr. Geiser that vests in equal installments on June 1, 1997, 1998 and 1999.

(13) Includes 500 shares held in a Keogh account for the benefit of Mr. Banks.

(14) Includes 900 shares owned by the W. Toliver Besson Retirement Plan, of which Mr. Besson is trustee. Includes 100 shares owned by Mr. Besson's wife.

(15) All shares are owned by Mr. Knight and his wife.

(16) Includes 572,496 shares subject to presently exercisable options or options that become exercisable within 60 days.

(17) Includes a restricted share right grant of 500 shares made to an executive officer in December 1996.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    Prior to the Recapitalization, BCC owned approximately 80% of the outstanding capital stock of the Company. At the time of the formation of the Company in 1992, BCC, the Company and certain of the Company's subsidiaries entered into an Administrative Services and Product Marketing Agreement (the "Administrative Services Agreement"). Pursuant to the Administrative Services Agreement, BCC provided office space and certain administrative and support services, including computerized data processing and management information systems, telecommunications systems and other management services, to WellPoint. The expenses for these services were allocated to and paid by the Company in an amount equal to the direct and indirect costs and expenses incurred in furnishing the services. In addition, the Company provided services to BCC which included health plan support services, financial management services and certain provider contracting services, all of which were reimbursed on a basis that approximated cost.

    In 1996 prior to the Recapitalization, the Company incurred intercompany charges of approximately $13,601,000 for services rendered by BCC pursuant to the Administrative Services Agreement and BCC incurred intercompany charges of approximately $3,931,000 for services rendered by WellPoint pursuant to the Administrative Service Agreement.

    As required by the DOC, prior to the Recapitalization, non-contract provider services under the Company's and BCC's jointly marketed Prudent Buyer and Medicare supplement products were required to be provided by BCC and revenues attributable to such non-contract provider services were therefore not included in the Company' financial statements. BCC recorded a portion of the premium revenue for these products based on the estimated costs of providing these non-contract provider health care services, plus an underwriting margin equal to the greater of 2.0% or the average percentage of underwriting gain among BCBSA member plans. Such aggregate premium revenue recognized by BCC related to the non-contract provider services for these products for the period from January 1, 1996 through May 20, 1996 was $59,300,000. Operating income recognized by BCC on such non-contract provider services for these products for the period from January 1, 1996 through May 20, 1996 was estimated at $1,200,000.

    Mr. Besson, is a partner in the law firm of Paul, Hastings, Janofsky & Walker. Paul, Hastings, Janofsky & Walker was previously retained as counsel to Ms. Elizabeth Sanders to advise her with respect to her designation as a director of the Company. Pursuant to the engagement letter for such services, WellPoint agreed to pay the fees and expenses relating to such representation. Mr. Besson was not involved in, did not work on, and was not aware of any issues on which advice was given to Ms. Sanders. In addition, Paul, Hastings, Janofsky & Walker has been retained by the Company to advise it on a variety of other matters. During 1996, a total of $60,855 was paid by WellPoint to such firm for legal fees and disbursements.

    Pursuant to the requirements of the BCBSA pertaining to the issuance of the new license to WellPoint covering the use of the Blue Cross name and related service marks by WellPoint in California, the Common Stock owned by the Foundation is subject to the terms of the Voting Trust Agreement and the Voting Agreement. Pursuant to the Voting Trust Agreement, the voting power of the Foundation is limited to less than 5% of the voting power of WellPoint. WellPoint Common Stock owned by the Foundation above such limit is required to be held in a voting trust and will be voted by the voting trustee (i) with respect to elections and removal of directors, calling of shareholder meetings and amendments of the WellPoint charter and bylaws, to support the position of the Board of Directors, and (ii) with respect to other matters, generally to support the vote of the other shareholders. Shares in excess of the Ownership Limit (as defined in the Company's Articles of Incorporation) are subject to the Voting Agreement, which contains provisions similar to the Voting Trust Agreement with respect to elections and removal of directors, calling of shareholder meetings and amendment of WellPoint charter and bylaws. See "Item 1. Business--Recapitalization."

    In connection with the Recapitalization, the Company and the Foundation also entered into the Registration Rights Agreement. Under certain circumstances and subject to certain limitations, the Registration Rights Agreement requires WellPoint to effect under applicable securities laws the registration of shares of WellPoint Common Stock held by the Foundation for sale to the public, as well as permit the Foundation to participate in certain of such registrations which WellPoint effects on its own initiative. The undertakings which the Foundation made to the DOC in order to secure the DOC's approval of the Recapitalization include annual distribution of approximately 5% of the value of its investment assets beginning in 1997. In order to fund such required distributions, the Foundation may sell shares of WellPoint. In November 1996, the Company effected a registration pursuant to which the Foundation sold 14,950,000 shares of WellPoint Common Stock to the public. While the Registration Rights Agreement contains provisions restricting the times at which shares may be registered and the number of shares that may be included in any registration, there can be no assurance that sales of WellPoint Common Stock pursuant to such registrations will not adversely affect the market price of WellPoint Common Stock.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENTS SCHEDULES AND REPORTS ON FORM 8-K.

    a. 1) FINANCIAL STATEMENTS

        The consolidated financial statements are contained herein as listed on the "Index" on page 55 hereof.

    a. 2) FINANCIAL STATEMENT SCHEDULES

        All of the financial statements schedules for which provision is made in the applicable accounting regulations of the Commission are not required under the applicable instructions or are not applicable and therefore have been omitted.

    b) REPORTS ON FORM 8-K

    On October 4, 1996, the Company filed a Current Report on Form 8-K dated October 2, 1996, which reported the resignation of Yon Y. Jorden, the Company's Chief Financial Officer, effective as of December 31, 1996.

    On October 25, 1996, the Company filed a Current Report on Form 8-K dated October 9, 1996, which reported that the Company had entered into definitive agreement to acquire the GBO of John Hancock for an aggregate purchase price of $86.7 million. An amendment thereto on Form 8-K/A was filed on November 18, 1996. In connection with such filings, the Company provided the following historical financial statements with respect to the GBO:

        (i) Unaudited Combined Statement of Assets and Liabilities as of September 30, 1996;

        (ii) Unaudited Combined Statement of Operations and Changes in Net Asset Balance for the nine months ended September 30, 1996;

       (iii) Unaudited Combined Statement of Cash Flows for the nine months ended September 30, 1996;

        (iv) Combined Statements of Assets and Liabilities as of December 31, 1995 and 1994;

        (v) Combined Statements of Operations and Changes in Net Asset Balance for the years ended December 31, 1995 and 1994; and

        (vi) Combined Statements of Cash Flows for the years ended December 31, 1995 and 1994.

    In connection therewith, the Company also filed the following pro forma financial statements:

        (i) Unaudited Combined Condensed Balance Sheet as of September 30, 1996;

        (ii) Unaudited Combined Condensed Income Statement for the nine months ended September 30, 1996; and

       (iii) Unaudited Combined Condensed Income Statement for the year ended December 31, 1995.

    On December 12, 1996, the Company filed a Current Report on Form 8-K dated November 21, 1996, which reported that the Company had entered into a Subordinated Term Loan Agreement dated as of November 21, 1996 (the "Subordinated Credit Agreement"), by and between the Company and Bank of America National Trust & Savings Association. The Subordinated Credit Agreement provided for an unsecured facility in the aggregate amount of $200 million. The Company reported that the Superior Court of the State of California for Los Angeles County had approved the Settlement, which is described in "Item 3. Legal Proceedings." The Company also reported that the public offering of 14,950,000 shares of the Company's Common Stock held by the Foundation had been completed on November 27, 1996. The

Current Report on Form 8-K also attached a general description of the business operations of the Company and its subsidiaries as of September 30, 1996.

    On January 2, 1997, the Company filed a Current Report on Form 8-K dated December 19, 1996 which reported that CaliforniaCare had been awarded a one-year accreditation by the National Committee of Quality Assurance ("NCQA"). The Company also reported that, on December 30, 1996, CaliforniaCare had agreed to a dismissal of its lawsuit previously filed in the United States District Court for the District of Columbia against NCQA.

    c) EXHIBITS

 EXHIBIT
 NUMBER                                                    EXHIBIT
---------  --------------------------------------------------------------------------------------------------------
  2.01     Amended and Restated Recapitalization Agreement dated as of March 31, 1995, by and among the Registrant,
             Blue Cross of California, WellPoint Health Partnership and Western Foundation for Health Improvements,
             incorporated by reference to Exhibit 2.1 of Registrant's Form S-4 dated April 8, 1996

  2.02     Purchase and Sale Agreement, dated as of January 5, 1996, by and among the Registrant and Massachusetts
             Mutual Life Insurance Company, incorporated by reference to Exhibit 2.1 of Registrant's 8-K dated
             January 5, 1996

  2.03     Purchase and Sale Agreement, dated as of October 10, 1996, by and between the Registrant and John
             Hancock Mutual Life Insurance Company ("John Hancock"), incorporated by reference to Exhibit 2.1 of
             Registrant's Current Report on Form 8-K dated October 9, 1996

  3.01     Amended and Restated Articles of Incorporation of the Registrant, incorporated by reference to Exhibit
             3.1 of Registrant's Form 8-K dated May 20, 1996

  3.02     Bylaws of the Registrant, incorporated by reference to Exhibit 3.2 of Registrant's Form 8-K dated May
             20, 1996

  3.03     Agreement of Merger dated as of May 20, 1996, by and among the Registrant, WellPoint Health Networks
             Inc., a Delaware corporation, Western Health Partnerships and Western Foundation for Health
             Improvement, incorporated by reference to Exhibit 3.3 of Registrant's Form 8-K dated May 20, 1996

  4.01     Specimen of common stock certificate of WellPoint Health Networks Inc., incorporated by reference to
             Exhibit 4.4 of Registrant's Registration Statement on Form S-3, Registration No. 33-14885

  9.01     Voting Trust Agreement dated as of May 20, 1996, by and between the Registrant, Western Health
             Partnerships and Wilmington Trust Company, incorporated by reference to Exhibit 99.2 of Registrant's
             Form 8-K dated May 20, 1996

  10.01    Line of Business Assignment and Assumption Agreement dated as of February 1, 1993, among the Registrant, its subsidiaries and BCC, incorporated by reference to Exhibit 10.01 of Registrant's Form 10-K for the fiscal year ended December 31, 1992

  10.02    Administrative Services and Product Marketing Agreement dated as of February 1, 1993, among the
             Registrant, its subsidiaries and BCC, incorporated by reference to Exhibit 10.02 of Registrant's Form
             10-K for the fiscal year ended December 31, 1992

  10.03    Master Subscriber Agreements dated as of January 27, 1993, between the Registrant's subsidiaries and
             BCC, incorporate by reference to Exhibit 10.03 of Registrant's Form 10-K for the fiscal year ended
             December 31, 1992

  10.04    Tax Allocation Agreement dated as of February 1, 1993, among the Registrant, its subsidiaries and BCC and its subsidiaries, incorporated by reference to Exhibit 10.04 of Registrant's Form 10-K for the fiscal year ended December 31, 1992

 EXHIBIT
 NUMBER                                                    EXHIBIT
---------  --------------------------------------------------------------------------------------------------------
  10.05    Office Space Lease for Oakland, CA offices, dated December 10, 1985, between BCC and Webster Street
             Partners, Ltd., incorporated by reference to Exhibit 10.06 of the Registrant's Form S-1 Registration
             Statement No. 33-54898

  10.06    Office Space Lease for Westlake, CA offices, dated October 29, 1986, between BCC and Westlake Business
             Park, Ltd., incorporated by reference to Exhibit 10.07 of the Registrant's Form S-1 Registration
             Statement No. 33-54898

  10.07    Administrative Agreement, dated as of June 1, 1988, between BCC and INSURx, Inc., incorporated by reference to Exhibit 10.08 of the Registrant's Form S-1 Registration Statement No. 33-54898

  10.08    Undertakings dated January 7, 1993, by BCC, the Registrant and the Registrant's subsidiaries to the
             California Department of Corporations, incorporated by reference to Exhibit 10.24 of Registrant's Form
             S-1 Registration Statement No. 33-54898

  10.09    Office Space Lease for Newbury Park, CA offices, dated January 13, 1993, between BCC and Metropolitan
             Life Insurance Company, incorporated by reference to Exhibit 10.12 of Registrant's Form 10-K for the fiscal year ended December 31, 1992

  10.10    Office Space Lease for Calabasas, CA offices, dated August 26, 1992, between BCC and Lost Hills Office
             Partners, First Amendment to Office Lease between Lost Hills Office Partners and BCC, dated November
             1, 1992, and Subordination, Non-Disturbance and Attornment Agreement, dated January 7, 1993, between
             BCC and DAG Management, incorporated by reference to Exhibit 10.13 of Registrant's Form 10-K for the fiscal year ended December 31, 1992

  10.11    WellPoint Health Networks Inc. Officer Change in Control Plan, incorporated by reference to Exhibit
             10.14 of Registrant's Form 10-K for the fiscal year ended December 31, 1993

  10.12    Supplemental Pension Plan of Blue Cross of California, incorporated by reference to Exhibit 10.15 of
             Registrant's Form 10-K for the fiscal year ended December 31, 1992

  10.13    Blue Cross of California Deferred Compensation Plan, incorporated by reference to Exhibit 10.13 of the
             Registrant's Form S-1 Registration Statement No. 33-54898

  10.14    Form of Supplemental Life and Disability Insurance Policy, incorporated by reference to Exhibit 10.14 of the Registrant's Form S-1 Registration Statement No. 33-54898

  10.15    Special Executive Retirement Plan dated as of March 29, 1993, among BCC, the Registrant and Leonard D.
             Schaeffer, incorporated by reference to Exhibit 10.19 of the Registrant's Form 10-K for the fiscal year ended December 31, 1992

  10.16    Form of Indemnification Agreement between the Registrant and its Directors and Officers, incorporated by reference to Exhibit 10.17 of the Registrant's Form S-1 Registration Statement No. 33-54898

  10.17    Officer Severance Agreement, dated as of July 1, 1993, between the Registrant and Thomas C. Geiser, incorporated by reference to Exhibit 10.24 of the Registrant's Form 10-K for the fiscal year ended
             December 31, 1993

  10.18    First Amendment to Special Executive Retirement Plan dated as of March 29, 1993, among BCC, the
             Registrant and Leonard D. Schaeffer (Exhibit 10.19), effective January 1, 1993, incorporated by reference to Exhibit 10.25 of the Registrant's Form 10-K for the fiscal year ended December 31, 1993

  10.19    Executive Benefiting You Highlights Brochure, incorporated by reference to Exhibit 10.29 of
             Registrants's Form 10-K for the fiscal year ended December 31, 1993

 EXHIBIT
 NUMBER                                                    EXHIBIT
---------  --------------------------------------------------------------------------------------------------------
  10.20    WellPoint Health Networks Inc. Officer Change in Control Plan as amended January 5, 1995, incorporated by reference to Exhibit 10.33 of the Registrant's Form 10-K for the fiscal year ended December 31,
             1994

  10.21    Form of Officer Severance Agreement of the Registrant, incorporated by reference to Exhibit 10.32 of the
             Registrant's Form 10-K for the fiscal year ended December 31, 1994

  10.22    WellPoint Health Networks Inc. Management Retention Agreement between the Registrant and Ronald A.
             Williams, amended and restated effective as of January 5, 1995, incorporated by reference to Exhibit
             10.35 of the Registrant's Form 10-K for the fiscal year ended December 31, 1994

  10.23    WellPoint Health Networks Inc. Management Retention Agreement between the Registrant and D. Mark
             Weinberg, amended and restated effective as of January 5, 1995, incorporated by reference to Exhibit
             10.36 of the Registrant's Form 10-K for the fiscal year ended December 31, 1994

  10.24    Amendment to Administrative Services and Product Marketing Agreement dated as of February 1, 1993, among the Registrant, its subsidiaries and BCC (Exhibit 10.02), amended as of January 1, 1995, incorporated by reference to Exhibit 10.39 of Registrant's Form 10-K for the fiscal year ended December 31, 1994

  10.25    Amendment to Administrative Services and Product Marketing Agreement dated as of February 1, 1993, among the Registrant, its subsidiaries and BCC (Exhibit 10.02), amended as of February 1, 1995, incorporated by reference to Exhibit 10.40 of Registrant's Form 10-K for the fiscal year ended December 31, 1994

  10.26    Agreement of Purchase and Sale and Escrow Instructions, dated as of December 16, 1994, between
             Registrant and Pardee Construction Company, incorporated by reference to Exhibit 10.41 of Registrant's
             Form 10-K for the fiscal year ended December 31, 1994

  10.27    Credit Agreement, dated as of October 19, 1994, among the Registrant, Bank of America, National Trust and Savings Association, Chemical Bank and Other Financial Institutions, incorporated by reference to
             Exhibit 10.43 of Registrant's Form 10-K for the fiscal year ended December 31, 1994

  10.28    First Amendment to Credit Agreement, dated as of March 7, 1995, among the Registrant, Bank of America
             National Trust and Savings Association, and other Financial Institutions, incorporated by reference to
             Exhibit 10.44 of Registrant's Form 10-K for the fiscal year ended December 31, 1994

  10.29    Orders Approving Notice of Material Modification and Undertakings dated September 7, 1995, by BCC, the
             Registrant and the Registrant's subsidiaries to the California Department of Corporations, incorporated by reference to Exhibit 10.47 of Registrant's Form 10-Q for the quarter ended September
             30, 1995

  10.30    Second Amendment to Credit Agreement, dated as of October 16, 1995, among the Registrant, Bank of
             America National Trust and Savings Associations and other Financial Institutions, incorporated by reference to Exhibit 10.48 of Registrant's Form 10-Q for the quarter ended September 30, 1995

  10.31    WellPoint Health Networks Inc. Stock Option/Award Plan, incorporated by reference to Exhibit 10.45 of
             Registrant's Form 10-K for the fiscal year ended December 31, 1995

  10.32    Lease Agreement, dated as of January 1, 1996, by and between TA/Warner Center Associates II, L.P., and the Registrant, incorporated by reference to Exhibit 10.46 of Registrant's Form 10-K for the fiscal year ended December 31, 1995

 EXHIBIT
 NUMBER                                                    EXHIBIT
---------  --------------------------------------------------------------------------------------------------------
  10.33    Letter, dated November 13, 1995, from the Registrant to Ronald A. Williams regarding severance benefits, together with underlying Officer Severance Agreement, incorporated by reference to Exhibit 10.47 of
             Registrant's Form 10-K for the fiscal year ended December 31, 1995

  10.34    Letter, dated November 13, 1995, from the Registrant to D. Mark Weinberg regarding severance benefits, together with underlying Officer Severance Agreement, incorporated by reference to Exhibit 10.48 of
             Registrant's Form 10-K for the fiscal year ended December 31, 1995

  10.35    Letter, dated November 13, 1995, from the Registrant to Thomas C. Geiser regarding severance benefits, incorporated by reference to Exhibit 10.49 of Registrant's Form 10-K for the fiscal year ended
             December 31, 1995

  10.36    Amended and Restated Undertakings dated March 5, 1996, by BCC, the Registrant and the Registrant's
             Subsidiaries to the California Department of Corporations, incorporated by reference to Exhibit 99.1 of the Registrant's Current Report on Form 8-K dated March 5, 1996

  10.37    Senior Series A Term Note dated March 31, 1996, between the Registrant and Massachusetts Mutual Life
             Insurance Company, incorporated by reference to Exhibit 10.53 of the Registrant's Form 10-Q for the
             quarter ended March 31, 1996

  10.38    Voting Agreement dated as of May 8, 1996, by and among the Registrant and Western Health Partnerships, incorporated by reference to Exhibit 99.3 of Registrant's Form 8-K dated May 20, 1996

  10.39    Share Escrow Agent Agreement dated as of May 20, 1996, by and between the Registrant and U.S. Trust
             Company of California, N.A., incorporated by reference to Exhibit 99.4 of Registrant's Form 8-K dated
             May 20, 1996

  10.40    Registration Rights Agreement dated as of May 20, 1996, by and between the Registrant and Western Health
             Partnerships, incorporated by reference to Exhibit 99.5 of Registrant's Form 8-K dated May 20, 1996

  10.41    Blue Cross License Agreement effective as of May 20, 1996, by and among the Blue Cross and Blue Shield
             Association and the Registrant (supersedes Exhibit 10.09), incorporated by reference to Exhibit 99.6 of Registrant's Form 8-K dated May 20, 1996

  10.42    California Blue Cross License Addendum effective as of May 20, 1996, by and between the Blue Cross and
             Blue Shield Association and the Registrant, incorporated by reference to Exhibit 99.7 of Registrant's
             Form 8-K dated May 20, 1996

  10.43    Blue Cross Affiliated License Agreement effective as of May 20, 1996, by and between the Blue Cross and
             Blue Shield Association and CaliforniaCare Health Plans, incorporated by reference to Exhibit 99.8 of
             Registrant's Form 8-K dated May 20, 1996

  10.44    Indemnification Agreement dated as of May 17, 1996, by and among the Registrant, WellPoint Health
             Networks Inc., a Delaware corporation, and Western Health Partnerships, incorporated by reference to
             Exhibit 99.9 of Registrant's Form 8-K dated May 20, 1996

  10.45    Credit Agreement dated as of May 15, 1996, by and among the Registrant, Bank of America National Trust and Savings Association ("Bank of America"), as Administrative Agent, NationsBank of Texas, N.A., as
             Syndication Agent, Chemical Bank, as Documentation Agent, and the other financial institutions named therein, incorporated by reference to Exhibit 99.10 of Registrant's Form 8-K dated May 20, 1996

  10.46    WellPoint Health Networks Inc. Employee Stock Option Plan, incorporated by reference to the Registrant's
             Registration Statement on Form S-8 (Registration No. 33-05111)

 EXHIBIT
 NUMBER                                                    EXHIBIT
---------  --------------------------------------------------------------------------------------------------------
  10.47    WellPoint Health Networks Inc. Employee Stock Purchase Plan, incorporated by reference to the
             Registrant's Registration Statement on Form S-8 (Registration No. 333-05111)

  10.48    Amendment No. 1 dated as of June 28, 1996, to the Registrant's Credit Agreement dated as of May 15,
             1996, incorporated by reference to Exhibit 10.65 of Registrant's Form 10-Q for the quarter ended
             September 30, 1996

  10.49    Subordinated Term Loan Agreement dated as of November 21, 1996, by and among the Registrant, Bank of
             America and the other parties named therein, incorporated by reference to Exhibit 99.1 to the
             Registrant's Current Report on Form 8-K filed December 12, 1996

  10.50    Employment Agreement dated as of January 22, 1997, by and between the Registrant and Leonard D.
             Schaeffer

  10.51    Modification Agreement dated as of November 26, 1996 by and between the Registrant and California
             HealthCare Foundation

  10.52    Coinsurance Agreement dated as of March 1, 1997 between John Hancock and UNICARE Life & Health Insurance
             Company ("UNICARE"), incorporated by reference to Exhibit 99.2 of Registrant's Current Report on Form
             8-K filed March 14, 1997

  10.53    Administration Agreement dated as of March 1, 1997 between John Hancock and UNICARE, incorporated by reference to Exhibit 99.3 of Registrant's Current Report on Form 8-K filed March 14, 1997

  10.54    Amendment No. 1 dated as of February 11, 1997 to Registrant's Subordinated Term Loan Agreement dated as of November 21, 1996

  10.55    Blue Cross Affiliate License Agreement by and between BC Life & Health Insurance Company and the BCBSA

  10.56    Blue Cross Controlled Affiliate License Agreement Applicable to Life Insurance Companies by and between
             BC Life & Health Insurance Company and the BCBSA

   21      List of Subsidiaries of the Registrant

  23.1     Consent of Independent Accountants

  23.2     Consent of Sheila P. Burke, Director-designate effective as of April 1, 1997

   24      Power of Attorney (included on Signature Page).

  27.1     Financial Data Schedule

                                   SIGNATURES

    Pursuant to the requirement of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 19, 1997

                                WELLPOINT HEALTH NETWORKS INC.

                                By:           /s/ LEONARD D. SCHAEFFER
                                     -----------------------------------------
                                                Leonard D. Schaeffer
                                       CHAIRMAN OF THE BOARD OF DIRECTORS AND
                                              CHIEF EXECUTIVE OFFICER

                               POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS:

    That the undersigned officers and directors of WellPoint Health Networks Inc. do hereby constitute and appoint Leonard D. Schaeffer and Thomas C. Geiser, and each of them, the lawful attorney and agent or attorneys and agents with power and authority to do any and all acts and things and to execute any and all instruments which said attorneys and agents, or either of them, determine may be necessary or advisable or required to enable WellPoint Health Networks Inc. to comply with the Securities and Exchange Act of 1934, as amended, and any rules or regulations or requirements of the Securities and Exchange Commission in connection with this Annual Report on Form 10-K. Without limiting the generality of the foregoing power and authority, the powers granted include the power and authority to sign the names of the undersigned officers and directors in the capacities indicated below to this Annual Report on Form 10-K or amendment or supplements thereto, and each of the undersigned hereby ratifies and confirms all that said attorneys and agent, or either of them, shall do or cause to be done by virtue hereof. This Power of Attorney may be signed in several counterparts.

    IN WITNESS WHEREOF, each of the undersigned has executed this Power of Attorney as of the dated indicated opposite his or her name.

    Pursuant to the requirements of the Securities Exchange Act of 1934, the Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

          SIGNATURE                       TITLE                    DATE
------------------------------  --------------------------  -------------------

                                Chairman of the Board of
   /s/ LEONARD D. SCHAEFFER       Directors and Chief
------------------------------    Executive Officer           March 19, 1997
     Leonard D. Schaeffer         (Principal Executive
                                  Officer)

                                Executive Vice President,
   /s/ HOWARD G. PHANSTIEL        Finance and Information
------------------------------    Services (Principal         March 19, 1997
     Howard G. Phanstiel          Financial Officer)

          SIGNATURE                       TITLE                    DATE
------------------------------  --------------------------  -------------------

                                Vice President, Controller
    /s/ S. LOUISE MCCRARY         and Chief Accounting
------------------------------    Officer (Principal          March 19, 1997
      S. Louise McCrary           Accounting Officer)

      /s/ DAVID R. BANKS
------------------------------  Director                      March 19, 1997
        David R. Banks

    /s/ W. TOLIVER BESSON
------------------------------  Director                      March 19, 1997
      W. Toliver Besson

      /s/ ROGER E. BIRK
------------------------------  Director                      March 19, 1997
        Roger E. Birk

   /s/ STEPHEN L. DAVENPORT
------------------------------  Director                      March 19, 1997
     Stephen L. Davenport

      /s/ JULIE A. HILL
------------------------------  Director                      March 19, 1997
        Julie A. Hill

     /s/ ROBERT T. KNIGHT
------------------------------  Director                      March 19, 1997
       Robert T. Knight

   /s/ ELIZABETH A. SANDERS
------------------------------  Director                      March 19, 1997
     Elizabeth A. Sanders

                         INDEX TO FINANCIAL STATEMENTS
                         WELLPOINT HEALTH NETWORKS INC.

                                                                                                              PAGE
                                                                                                            ---------
Report of Independent Accountants.........................................................................        F-1

Consolidated Balance Sheets as of December 31, 1996 and 1995..............................................        F-2

Consolidated Income Statements for the Three Years Ended December 31, 1996................................        F-3

Consolidated Statements of Changes in Stockholders' Equity for the Three Years Ended December 31, 1996....        F-4

Consolidated Statements of Cash Flows for the Three Years Ended December 31, 1996.........................        F-5

Notes to Consolidated Financial Statements................................................................        F-6

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Shareholders and Board of Directors
  WellPoint Health Networks Inc.

    We have audited the accompanying consolidated balance sheets of WellPoint Health Networks Inc. and subsidiaries (the "Company") as of December 31, 1996 and 1995, and the related consolidated income statements and consolidated statements of changes in stockholders' equity and cash flows for each of the three years in the period ended December 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

    We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

    In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of WellPoint Health Networks Inc. and subsidiaries as of December 31, 1996 and 1995, and the consolidated results of their operations and cash flows for each of the three years in the period ended December 31, 1996 in conformity with generally accepted accounting principles.

                                          COOPERS & LYBRAND L.L.P.

Los Angeles, California
February 14, 1997, except Note 18 as to
  which the date is March 17, 1997

                         WELLPOINT HEALTH NETWORKS INC.

                          CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                                                                                DECEMBER 31,
                                                                                          ------------------------
(IN THOUSANDS, EXCEPT SHARE DATA)                                                            1996         1995
                                                                                          -----------  -----------
Current Assets:
  Cash and cash equivalents.............................................................  $   313,256  $ 1,069,631
  Investment securities, at market value................................................    1,728,305    1,174,974
  Receivables, net......................................................................      401,300      149,081
  Deferred tax assets...................................................................       67,147       42,969
  Other current assets..................................................................       28,463       25,651
                                                                                          -----------  -----------
    Total Current Assets................................................................    2,538,471    2,462,306
Property and equipment, net.............................................................       82,720       42,964
Intangible assets.......................................................................      552,279      124,956
Long-term investments...................................................................      123,931       12,664
Deferred tax assets.....................................................................       57,830       36,367
Other non-current assets................................................................       50,311           --
                                                                                          -----------  -----------
    Total Assets........................................................................  $ 3,405,542  $ 2,679,257
                                                                                          -----------  -----------
                                                                                          -----------  -----------

                                       LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
  Medical claims payable................................................................  $   667,540  $   362,881
  Loss and loss adjustment expense reserves.............................................      102,152       66,489
  Unearned premiums.....................................................................      160,036      132,298
  Accounts payable and accrued expenses.................................................      251,480      111,005
  Experience rated and other refunds....................................................      146,882       93,478
  Income taxes payable..................................................................       99,086       31,466
  Other current liabilities.............................................................      118,303       42,731
                                                                                          -----------  -----------
    Total Current Liabilities...........................................................    1,545,479      840,348
Accrued postretirement benefits.........................................................       61,086       50,158
Loss and loss adjustment expense reserves, non-current..................................      131,079      107,000
Reserves for future policy benefits.....................................................      104,508           --
Long-term debt..........................................................................      625,000           --
Other non-current liabilities...........................................................       67,931       11,525
                                                                                          -----------  -----------
    Total Liabilities...................................................................    2,535,083    1,009,031
Stockholders' Equity:
  Preferred Stock--$0.01 par value, 50,000,000 shares authorized, none issued and
    outstanding.........................................................................           --           --
  Common Stock--$0.01 par value, 300,000,000 shares authorized, 66,526,985 issued and
    outstanding at December 31, 1996....................................................          665           --
  Class A Common Stock--$0.01 par value, 200,000,000 shares authorized, 19,500,000
    issued and outstanding at December 31, 1995.........................................           --          195
  Class B Common Stock--$0.01 par value 100,000,000 shares authorized, 80,000,000 issued
    and outstanding at December 31, 1995................................................           --          800
  Additional paid-in capital............................................................      761,879    1,100,288
  Unrealized valuation adjustment.......................................................       (9,994)       1,820
  Retained earnings.....................................................................      117,909      567,123
                                                                                          -----------  -----------
    Total Stockholders' Equity..........................................................      870,459    1,670,226
                                                                                          -----------  -----------
      Total Liabilities and Stockholders' Equity........................................  $ 3,405,542  $ 2,679,257
                                                                                          -----------  -----------
                                                                                          -----------  -----------

      See the accompanying notes to the consolidated financial statements.

                         WELLPOINT HEALTH NETWORKS INC.

                         CONSOLIDATED INCOME STATEMENTS

                                                                                  YEAR ENDED DECEMBER 31,
                                                                          ----------------------------------------
(IN THOUSANDS, EXCEPT EARNINGS PER SHARE)                                     1996          1995          1994
                                                                          ------------  ------------  ------------
Revenues:
  Premium revenue.......................................................  $  3,879,806  $  2,910,622  $  2,647,951
  Management services revenue...........................................       147,948        61,151        36,274
  Investment income.....................................................       142,028       135,306       107,447
                                                                          ------------  ------------  ------------
                                                                             4,169,782     3,107,079     2,791,672
Operating Expenses:
  Health care services and other benefits...............................     3,003,117     2,199,953     1,927,954
  Selling expense.......................................................       224,453       190,161       169,483
  General and administrative expense....................................       545,942       344,427       334,206
  Nonrecurring costs....................................................            --        57,074            --
                                                                          ------------  ------------  ------------
                                                                             3,773,512     2,791,615     2,431,643
                                                                          ------------  ------------  ------------
Operating Income........................................................       396,270       315,464       360,029
  Interest expense......................................................        36,628            --            --
  Other expense, net....................................................        20,134        12,677         8,008
                                                                          ------------  ------------  ------------
Income before Provision for
  Income Taxes..........................................................       339,508       302,787       352,021
  Provision for income taxes............................................       137,506       122,798       138,851
                                                                          ------------  ------------  ------------
Net Income..............................................................  $    202,002  $    179,989  $    213,170
                                                                          ------------  ------------  ------------
                                                                          ------------  ------------  ------------

Earnings Per Share......................................................  $       3.04  $       2.71  $       3.21
                                                                          ------------  ------------  ------------
                                                                          ------------  ------------  ------------

      See the accompanying notes to the consolidated financial statements.

                         WELLPOINT HEALTH NETWORKS INC.
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

                                                                                                                     CLASS B
                                                                                                   CLASS A           COMMON
                                                                        COMMON STOCK             COMMON STOCK         STOCK
                                                     PREFERRED    ------------------------  ----------------------  ---------
                                                       STOCK        SHARES       AMOUNT      SHARES      AMOUNT      SHARES
                                                   -------------  -----------  -----------  ---------  -----------  ---------
                                                                                 (IN THOUSANDS)
Balance as of December 31, 1993..................    $      --            --    $      --      19,500   $     195      80,000
  Net income.....................................
  Change in unrealized valuation adjustment on
    investment securities, net of tax............
  Additional capital contributed by Blue Cross of
    California (utilization of AMT credit).......
                                                         -----    -----------       -----   ---------       -----   ---------
Balance as of December 31, 1994..................           --            --           --      19,500         195      80,000
  Net income.....................................
  Change in unrealized valuation adjustment on
    investment securities, net of tax............
                                                         -----    -----------       -----   ---------       -----   ---------
Balance as of December 31, 1995..................           --            --           --      19,500         195      80,000
  Net income.....................................
  Recapitalization
    Dividends....................................
    Share exchange...............................                     66,367          664     (19,500)       (195)    (80,000)
  Stock grants to employees and directors........                        117            1
  Stock issued for employee stock purchase
    plan.........................................                         43
  Change in unrealized valuation adjustment on
    investment securities, net of tax............
                                                         -----    -----------       -----   ---------       -----   ---------
Balance as of December 31, 1996..................    $      --        66,527    $     665          --   $      --          --
                                                         -----    -----------       -----   ---------       -----   ---------
                                                         -----    -----------       -----   ---------       -----   ---------


                                                                ADDITIONAL   UNREALIZED
                                                                  PAID-IN     VALUATION    RETAINED
                                                     AMOUNT       CAPITAL    ADJUSTMENT    EARNINGS      TOTAL
                                                   -----------  -----------  -----------  -----------  ---------

Balance as of December 31, 1993..................   $     800    $1,056,588   $   1,643    $ 173,964   $1,233,190
  Net income.....................................                                            213,170     213,170
  Change in unrealized valuation adjustment on
    investment securities, net of tax............                               (71,141)                 (71,141)
  Additional capital contributed by Blue Cross of
    California (utilization of AMT credit).......                   43,700                                43,700
                                                        -----   -----------  -----------  -----------  ---------
Balance as of December 31, 1994..................         800    1,100,288      (69,498)     387,134   1,418,919
  Net income.....................................                                            179,989     179,989
  Change in unrealized valuation adjustment on
    investment securities, net of tax............                                71,318                   71,318
                                                        -----   -----------  -----------  -----------  ---------
Balance as of December 31, 1995..................         800    1,100,288        1,820      567,123   1,670,226
  Net income.....................................                                            202,002     202,002
  Recapitalization
    Dividends....................................                 (343,784)                 (651,216)   (995,000)
    Share exchange...............................        (800)         331
  Stock grants to employees and directors........                    4,082                                 4,083
  Stock issued for employee stock purchase
    plan.........................................                      962                                   962
  Change in unrealized valuation adjustment on
    investment securities, net of tax............                               (11,814)                 (11,814)
                                                        -----   -----------  -----------  -----------  ---------
Balance as of December 31, 1996..................   $      --    $ 761,879    $  (9,994)   $ 117,909   $ 870,459
                                                        -----   -----------  -----------  -----------  ---------
                                                        -----   -----------  -----------  -----------  ---------

      See the accompanying notes to the consolidated financial statements.

                         WELLPOINT HEALTH NETWORKS INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                 YEAR ENDED DECEMBER 31,
                                                                         ---------------------------------------
                                                                             1996         1995          1994
                                                                         ------------  -----------  ------------
                                                                                     (IN THOUSANDS)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income...........................................................  $    202,002  $   179,989  $    213,170
  Adjustments to reconcile net income to net cash provided by operating activities:
    Depreciation and amortization, net of accretion....................        37,739       22,034        20,292
    Gains on sales of assets, net......................................       (15,677)     (14,510)       (4,000)
    Benefit for deferred income taxes..................................       (22,341)     (17,973)       (5,970)
    Amortization of deferred gain on sale of building..................        (2,582)          --            --
    Writedown for impairment of intangible assets......................            --       27,316            --
    (Increase) decrease in certain assets, net of acquisitions:
      Receivables, net.................................................        14,812      (37,508)        6,763
      Other current assets.............................................        46,929       (4,907)      (12,383)
      Other non-current assets.........................................       (47,552)          --            --
    Increase (decrease) in certain liabilities, net of acquisitions:
      Medical claims payable...........................................        (9,805)      (4,422)        4,267
      Loss and loss adjustment expense reserves........................        59,742       25,581        14,689
      Reserves for future policy benefits..............................          (492)          --            --
      Unearned premiums................................................        20,382        4,935        (7,961)
      Accounts payable and accrued expenses............................        74,320        3,711        38,545
      Experience rated and other refunds...............................        11,043      (34,910)       23,383
      Income taxes payable and other current liabilities...............        48,752       (3,304)      (38,973)
      Accrued postretirement benefits..................................        (1,600)       4,352         7,101
      Other non-current liabilities....................................        (4,772)          --            --
                                                                         ------------  -----------  ------------
        Net cash provided by operating activities......................       410,900      150,384       258,923
                                                                         ------------  -----------  ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Investments purchased................................................    (1,220,370)    (706,792)   (1,084,809)
  Proceeds from investments sold.......................................       899,080      771,074     1,012,726
  Proceeds from matured investments....................................        81,448      686,221        75,112
  Property and equipment purchased, net................................       (43,327)     (25,223)      (22,004)
  Purchase of subsidiaries, net of cash acquired.......................      (453,068)     (13,177)     (215,813)
                                                                         ------------  -----------  ------------
        Net cash provided by (used in) investing activities............      (736,237)     712,103      (234,788)
                                                                         ------------  -----------  ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Repayment of UniCARE Financial Corp.'s long-term note................            --           --       (15,000)
  Proceeds from long-term debt.........................................       825,000           --            --
  Repayment of long-term debt..........................................      (262,000)          --            --
  Dividends paid in connection with the Recapitalization...............      (995,000)          --            --
  Proceeds from the issuance of stock..................................           962           --            --
  Additional capital contributed by Blue Cross of California...........            --       43,700        42,767
                                                                         ------------  -----------  ------------
        Net cash provided by (used in) financing activities............      (431,038)      43,700        27,767
                                                                         ------------  -----------  ------------
Net increase (decrease) in cash and cash equivalents...................      (756,375)     906,187        51,902
Cash and cash equivalents at beginning of year.........................     1,069,631      163,444       111,542
                                                                         ------------  -----------  ------------
Cash and cash equivalents at end of year...............................  $    313,256  $ 1,069,631  $    163,444
                                                                         ------------  -----------  ------------
                                                                         ------------  -----------  ------------

      See the accompanying notes to the consolidated financial statements.

                         WELLPOINT HEALTH NETWORKS INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. ORGANIZATION

    WellPoint Health Networks Inc. (the "Company" or "WellPoint"), one of the nation's largest publicly traded managed health care companies, is organized under the laws of California and holds the exclusive license for the right to use the Blue Cross name and related service marks in California. The Company has medical members in all 50 states and the District of Columbia.

    The Company offers a comprehensive array of managed care health plans to both the large employer and the individual, senior and small employer markets. These plans are marketed through health maintenance organizations ("HMOs"), preferred provider organizations ("PPOs"), point-of-service ("POS"), and specialty managed care networks. The Company's managed care plans incorporate a full range of financial incentives and cost controls for both members and providers. The Company also provides a broad array of specialty products, including pharmacy, dental, life, integrated workers' compensation, preventive care, disability, behavioral health, COBRA and flexible benefits account administration. In addition, the Company provides underwriting, actuarial service, network access, medical cost management, claims processing and administrative services to self-funded employers. The Company serves the health care needs of approximately 4.5 million medical members in HMOs, PPOs, POS and management services plans and approximately 11.5 million pharmacy members and
1.6 million dental members as of December 31, 1996. The Company's primary market for managed care products and services is the State of California.

2. ACQUISITIONS AND RECAPITALIZATION

PURCHASE OF MASSACHUSETTS MUTUAL LIFE INSURANCE COMPANY'S LIFE AND HEALTH
  BENEFITS MANAGEMENT DIVISION

    On March 31, 1996, the Company completed its acquisition of the Life and Health Benefits Management Division ("MMHD") of Massachusetts Mutual Life Insurance Company ("MassMutual"), which conducts business under the name UNICARE Life & Health Insurance Company, through the acquisition of its parent MassMutual Holding Company Two, Inc. The acquired operations are included in the Company's results of operations from the date of acquisition. The purchase price was $402.2 million which was funded with $340.2 million in cash and a Series A term note for $62.0 million, of which $20.0 million was outstanding at December 31, 1996.

    The purchase method of accounting has been used to account for the MMHD acquisition. The excess purchase price over net assets acquired was approximately $233.4 million and is being amortized on a straight-line basis over 35 years.

    As of December 31, 1996, the acquired MMHD operations provided medical services to approximately 1.0 million members, focusing on the large employer market (groups of 251 to 5,000), and had medical members in all 50 states. In addition, the acquired MMHD operations also had approximately 0.9 million dental members, 0.4 million life insurance members, 0.5 million pharmacy members and
0.1 million disability members.

RECAPITALIZATION AND PURCHASE OF BCC COMMERCIAL OPERATIONS

    On May 20, 1996, the Company concluded a series of transactions (collectively, the "Recapitalization") to recapitalize its publicly traded, majority-owned subsidiary, WellPoint Health Networks Inc., a Delaware corporation ("Old WellPoint"), pursuant to the Amended and Restated Recapitalization Agreement dated as of March 31, 1995 (the "Amended Recapitalization Agreement"), by and among Old

                         WELLPOINT HEALTH NETWORKS INC.

2. ACQUISITIONS AND RECAPITALIZATION (CONTINUED)
WellPoint, the company formerly known as Blue Cross of California ("BCC"), the California HealthCare Foundation (the "Foundation") and the California Endowment (the "Endowment"). In connection with the Recapitalization, (a) Old WellPoint distributed an aggregate of $995.0 million by means of a special dividend of $10.00 per share to the record holders of its Class A and Class B Common Stock as of May 15, 1996, (b) BCC, the sole shareholder of Old WellPoint's Class B Common Stock, donated its portion of such dividend ($800.0 million) to the Endowment, (c) BCC donated its assets, other than the shares of the Old WellPoint Class B Common Stock held by BCC and its commercial operations (the "BCC Commercial Operations"), to the Foundation, (d) BCC changed its status from a California nonprofit public benefit corporation to a California for-profit business corporation, in conformity with the terms and orders of the California Department of Corporations (the "DOC"), immediately following which BCC issued to the Foundation 53,360,000 shares of its common stock and (e) Old WellPoint merged with and into BCC (the "Merger"), with the resulting entity changing its name to WellPoint Health Networks Inc. In connection with the Merger, (i) each outstanding share of Old WellPoint's Class A Common Stock was converted into
0.667 shares of the Company's Common Stock, (ii) the outstanding shares of the Company's common stock issued to the Foundation prior to the Merger were converted into 53,360,000 shares of the post-merger Company's Common Stock and a cash payment of $235.0 million was made to the Foundation to reflect the value of the BCC Commercial Operations and the value of the Blue Cross mark (iii) the outstanding shares of Old WellPoint's Class B Common Stock were canceled. The BCC Commercial Operations consisted of, among other things, the health care lines of business conducted by BCC, substantially all agreements with health care providers that provided services to enrollees of BCC and all of the cash and securities of BCC on hand at the time of closing of the Recapitalization. In November 1996, the Company and the Foundation amended the terms of the Recapitalization to provide for the substitution by the Company of $7.0 million in cash for the capital stock of certain entities owning the real estate parcel surrounding the Company's headquarters building.

    By virtue of the Merger and the exchange of shares of Old WellPoint for those of the Company, as of May 20, 1996 (the effective date of the Merger), there were a total of 66,366,500 shares of the Company's Common Stock outstanding, of which 53,360,000 shares (or approximately 80.4%) were held beneficially by the Foundation.

    On November 21, 1996 the Foundation sold approximately 15 million shares of the Company's Common Stock through a secondary stock offering. Following the offering the Foundation owned 38,410,000 shares (or approximately 57.8%) of the outstanding shares.

    The purchase method of accounting has been used to account for the acquisition of the BCC Commercial Operations. The excess purchase price over assets acquired was approximately $206.7 million and is being amortized on a straight-line basis over 40 years.

    See Note 17 for unaudited pro forma combined condensed financial statements for the above acquisitions.

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    The following is a summary of significant accounting policies used in the preparation of the accompanying consolidated financial statements. Such policies are in accordance with generally accepted accounting principles and have been consistently applied. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and

                         WELLPOINT HEALTH NETWORKS INC.

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED) assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses for each reporting period. The significant estimates made in the preparation of the Company's consolidated financial statements relate to the assessment of the carrying value of the intangible assets, medical claims payable, loss and loss adjustment expense reserves, reserves for future policy benefits, experience rated refunds and contingent liabilities. While management believes that the carrying value of such assets and liabilities are adequate as of December 31, 1996 and 1995, actual results could differ from the estimates upon which the carrying values were based.

PRINCIPLES OF CONSOLIDATION

    The consolidated financial statements include the accounts of the Company and its subsidiaries. All significant intercompany transactions and accounts have been eliminated in consolidation.

CASH EQUIVALENTS

    The Company considers cash equivalents to include highly liquid debt instruments purchased with an original remaining maturity of three months or less.

CONCENTRATION OF CREDIT RISK

    Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of cash investments, investment securities and interest rate swaps. The Company invests its excess cash primarily in commercial paper and money market funds. Although a majority of the cash accounts exceed the federally insured deposit amount, management does not anticipate nonperformance by financial institutions and reviews the financial viability of these institutions on a periodic basis. The Company attempts to limit its risk in investment securities by maintaining a diversified portfolio. The components of investment securities are shown in Note 4.

INVESTMENTS

    Investment securities consist primarily of U.S. Treasury and agency securities, mortgage-backed securities, investment grade corporate bonds and equity securities. The Company has determined that its investment securities are available for use in current operations and, accordingly, has classified such investment securities as current without regard to contractual maturity dates.

    Long-term investments consist primarily of restricted assets, real estate, mortgages, and other equity investments. Restricted assets included in long-term investments at December 31, 1996 and 1995 were $93.7 million and $0.4 million, respectively, and consist of deposits required by the DOC. These deposits consist primarily of U.S. Treasury bonds and notes.

    The Company has determined that its debt and equity securities are available for sale. Debt and equity securities are carried at estimated fair value based on quoted market prices for the same or similar instruments. Unrealized gains and losses are computed on the basis of specific identification and are included in the stockholders' equity section of the balance sheet, net of applicable deferred income taxes. Realized gains and losses on the disposition of investments are included in investment income. The specific identification method is used in computing the cost of debt and equity securities sold.

                         WELLPOINT HEALTH NETWORKS INC.

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
PREMIUMS RECEIVABLE

    Premiums receivable are shown net of an allowance based on historical collection trends and management's judgment on the collectibility of these accounts. These collection trends, as well as prevailing and anticipated economic conditions, are routinely monitored by management, and any adjustments required are reflected in current operations.

PROPERTY AND EQUIPMENT, NET

    Property and equipment are stated at cost and depreciated on the straight-line method over the estimated useful lives of the assets. Leasehold improvements are amortized over a period not exceeding the term of the lease.

INTANGIBLE ASSETS

    Intangible assets represent the cost in excess of fair value of the net assets (including tax attributes) acquired in purchase transactions. Intangible assets are amortized on a straight-line basis over periods ranging from 25 to 40 years. Amortization charged to operations was $12.8 million, $5.6 million and $3.2 million for the years ended December 31, 1996, 1995 and 1994, respectively. Accumulated amortization as of December 31, 1996 and 1995 was $21.6 million and $8.8 million, respectively.

    The Company periodically evaluates whether events or circumstances have occurred that may affect the estimated useful life or the recoverability of the remaining balance of goodwill and other identifiable intangible assets. Impairment of an intangible asset is triggered when the estimated future undiscounted cash flows (excluding interest charges) do not exceed the carrying amount of the intangible asset. If the events or circumstances indicate that the remaining balance of the intangible assets may be permanently impaired, such potential impairment will be measured based upon the difference between the carrying amount of the intangible asset and the fair value of such asset determined using the estimated future discounted cash flows (excluding interest charges) generated from the use and ultimate disposition of the respective acquired entity.

MEDICAL CLAIMS PAYABLE

    The liability for medical claims payable includes claims in process and a provision for incurred but not yet reported claims, which is actuarially determined based on historical claims payment experience and other statistics. Claim processing expenses are also accrued based on an estimate of expenses necessary to process such claims. Such reserves are continually monitored and reviewed with any adjustments reflected in current operations. Capitation costs represent monthly fees paid to physicians, certain other medical service providers and hospitals in the Company's HMO networks as retainers for providing continuing medical care. The Company maintains various programs that provide incentives to physicians, certain other medical service providers and hospitals participating in its HMO networks through the use of risk-sharing agreements and other programs. Payments under such agreements are made based on the providers' performance in controlling health care costs while providing quality health care. Expenses related to these programs, which are based in part on estimates, are recorded in the period in which the related services are rendered.

                         WELLPOINT HEALTH NETWORKS INC.

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
LOSS AND LOSS ADJUSTMENT EXPENSE RESERVES

    The estimated liabilities for loss and loss adjustment expenses relate to the Company's workers' compensation business and include the accumulation of estimates for losses and claims reported prior to the balance sheet dates, estimates (based upon historical information) of claims incurred but not yet reported and estimates of expenses for investigating and adjusting all incurred and unadjusted claims. Amounts reported are estimates of the ultimate net cost of settlement which is subject to the impact of future changes in economic and social conditions. Such amounts are not discounted for interest. Reserves are continually monitored and reviewed, and as settlements are made or reserves adjusted, differences are reflected in current operations.

RESERVES FOR FUTURE POLICY BENEFITS

    The estimated reserves for future policy benefits relate to the life and disability business and are based on the following assumptions. Reserves for future extended benefit coverage are based on projections of past experience. Reserves for future policy and contract benefits for single premium immediate annuity contracts, group disabled life reserves, long-term disability reserves and group paid-up life reserves are based upon interest, mortality and morbidity assumptions from published actuarial tables, modified based upon the Company's experience. Reserves are continually monitored and reviewed, and as settlements are made or reserves adjusted, differences are reflected in current operations.

POSTRETIREMENT BENEFITS

    The Company currently provides certain health care and life insurance benefits to eligible retirees and their dependents under plans administered by the Company. The Company accrues the estimated costs of retiree health and other postretirement benefits during the periods in which eligible employees render service to earn the benefits.

INCOME TAXES

    For 1996, the Company will file a consolidated income tax return with its subsidiaries. For 1995 and 1994, the operating results of Old WellPoint were included in the consolidated income tax returns filed by BCC for those years. The income tax provisions for 1995 and 1994 were calculated separately for the Company without the benefit of any special tax provisions applicable to BCC or its other subsidiaries. The Company's provision for income taxes is the current and future tax consequences of all events that have been recognized in the financial statements as measured by the provision of currently enacted tax laws and rates applicable to future periods.

RECOGNITION OF PREMIUM REVENUE AND MANAGEMENT SERVICES REVENUE

    For most health care and life contracts, premiums are billed in advance of coverage periods and are recognized as revenue over the period in which services or benefits are obligated to be provided. For other contracts, revenue is recognized based on claims paid, estimated outstanding claims and related administrative fees. Premium revenue is adjusted by a provision for experience rated refunds which is estimated for certain group contracts based on historical and current claims experience.

                         WELLPOINT HEALTH NETWORKS INC.

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
    Workers' compensation insurance premiums are based upon the payroll of the insured. Premiums are earned on a pro rata basis over the term of the policy, generally one year. The ultimate premiums on retrospectively rated policies are estimated and, if necessary, adjusted for current claims experience.

    Premiums applicable to the unexpired contractual coverage periods are reflected in the accompanying consolidated balance sheets as unearned premiums.

    Management services revenue is earned as services are performed and consists of administrative fees for services provided to third parties including management of medical services, claims processing and access to provider networks.

    HEALTH CARE SERVICES AND OTHER BENEFITS

    Health care services and other benefits expense includes the costs of health care services, capitation expenses and expenses related to risk sharing agreements with participating physicians, medical groups and hospitals and incurred losses on the workers' compensation, disability and life products. The costs of health care services are accrued as services are rendered, including an estimate for claims incurred but not yet reported.

ADVERTISING COSTS

    The Company uses print and broadcast advertising to promote its products. The cost of advertising is expensed as incurred and totaled approximately $34.8 million, $21.2 million and $17.7 million for the years ended December 31, 1996, 1995 and 1994, respectively.

EARNINGS PER SHARE

    Earnings per share is determined by dividing net income by the weighted average number of shares outstanding during the period. The number of shares outstanding for the years ended December 31, 1995 and 1994 have been recomputed to 66.4 million shares, the number of shares outstanding immediately following the Recapitalization, to give effect to the two-for-three share exchange that occurred as part of the Recapitalization. Earnings per share for the year ended December 31, 1996 has been calculated using 66.4 million shares, the shares outstanding upon completion of the Recapitalization, plus the weighted average number of shares issued since the Recapitalization. For 1996, common stock equivalents do not have a dilutive effect on the weighted average number of shares issued. There were no common stock equivalents in 1995 and 1994.

STOCK-BASED COMPENSATION

    Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation," effective in 1996 encourages, but does not require, companies to record compensation cost for stock-based employee compensation plans at fair value. The Company has chosen to continue to account for stock-based compensation using the intrinsic method prescribed in Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations. Accordingly, compensation cost for stock options under existing plans is measured as the excess, if any, of the quoted market price of the Company's stock at the date of the grant over the amount an employee must pay to acquire the stock.

                         WELLPOINT HEALTH NETWORKS INC.

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

RECLASSIFICATIONS

    Certain amounts in the prior year consolidated financial statements have been reclassified to conform to the 1996 presentation.

NEW PRONOUNCEMENT

    The Financial Accounting Standards Board recently issued Statement of Financial Accounting Standards ("SFAS") No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities." This statement is to be applied prospectively to transactions occurring after December 31, 1996. At this time, the Company does not expect this statement to have a material impact on the Company's results of operations.

4. INVESTMENTS

INVESTMENT SECURITIES

    The Company's investment securities consist of the following (in thousands):

                                                                        DECEMBER 31, 1996
                                                         ------------------------------------------------
                                                                         GROSS UNREALIZED
                                                          AMORTIZED    --------------------   ESTIMATED
                                                             COST        GAINS     LOSSES     FAIR VALUE
                                                         ------------  ---------  ---------  ------------
U.S. Treasury and agency...............................  $    831,497  $     578  $  14,558  $    817,517
Mortgage-backed securities.............................       154,249        433      2,751       151,931
Corporate and other securities.........................       650,788      3,309      3,559       650,538
                                                         ------------  ---------  ---------  ------------
  Total debt securities................................     1,636,534      4,320     20,868     1,619,986

Equity securities......................................       109,955      2,519      4,155       108,319
                                                         ------------  ---------  ---------  ------------
    Total investment securities........................  $  1,746,489  $   6,839  $  25,023  $  1,728,305
                                                         ------------  ---------  ---------  ------------
                                                         ------------  ---------  ---------  ------------

                                                                        DECEMBER 31, 1995
                                                         ------------------------------------------------
                                                                         GROSS UNREALIZED
                                                          AMORTIZED    --------------------   ESTIMATED
                                                             COST        GAINS     LOSSES     FAIR VALUE
                                                         ------------  ---------  ---------  ------------
U.S. Treasury and agency...............................  $    633,396  $   3,646  $   1,249  $    635,793
Mortgage-backed securities.............................       205,361        131      4,124       201,368
Corporate and other securities.........................       273,997      1,474      8,271       267,200
                                                         ------------  ---------  ---------  ------------
  Total debt securities................................     1,112,754      5,251     13,644     1,104,361

Equity securities......................................        70,362      2,350      2,099        70,613
                                                         ------------  ---------  ---------  ------------
    Total investment securities........................  $  1,183,116  $   7,601  $  15,743  $  1,174,974
                                                         ------------  ---------  ---------  ------------
                                                         ------------  ---------  ---------  ------------

    The amortized cost and estimated fair value of debt securities as of December 31, 1996, based on contractual maturity dates are summarized below (in thousands). Expected maturities for mortgage-

                         WELLPOINT HEALTH NETWORKS INC.

4. INVESTMENTS (CONTINUED)
backed securities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

                                                                               AMORTIZED     ESTIMATED
                                                                                  COST       FAIR VALUE
                                                                              ------------  ------------
Due in one year or less.....................................................  $    102,940  $    102,899
Due after one year through five years.......................................       811,801       805,340
Due after five years through ten years......................................       568,373       558,992
Due after ten years.........................................................       153,420       152,755
                                                                              ------------  ------------
    Total debt securities...................................................  $  1,636,534  $  1,619,986
                                                                              ------------  ------------
                                                                              ------------  ------------

    For the years ended December 31, 1996, 1995 and 1994, proceeds from the sales and maturities of debt securities were $647.5 million, $1,253.0 million and $1,023.8 million, respectively. Gross gains of $2.3 million and gross losses of $3.0 million were realized on the sales of debt securities for the year ended December 31, 1996. For 1995, gross realized gains and gross realized losses from sales of debt securities were $2.2 million and $5.2 million, respectively. In 1994, gross realized gains and gross realized losses from sales of debt securities were $6.2 million and $2.7 million, respectively.

    For the years ended December 31, 1996, 1995 and 1994, proceeds from the sales of equity securities were $333.0 million, $204.3 million and $64.0 million, respectively. Gross gains of $19.1 million and gross losses of $2.5 million were realized on the sales of equity securities in 1996. For 1995, gross realized gains and gross realized losses on the sales of equity securities were $21.1 million and $2.7 million, respectively. In 1994, gross realized gains and gross realized losses on the sales of equity securities were $6.1 million and $4.6 million, respectively.

    The Company participates in a securities lending program whereby marketable securities in the Company's portfolio are transferred to an independent broker or dealer in exchange for collateral equal to at least 102% of the market value of securities on loan. Securities on loan are included in the Company's cash and investment portfolio shown on the accompanying consolidated balance sheets. Under this program, broker/dealers are required to deliver substantially the same security to the Company upon completion of the transaction. Transactions under the securities lending program are in accordance with Board-approved investment policies and are monitored by the Company's Corporate Treasury Department. The balances of securities on loan as of December 31, 1996 and 1995 were $691.5 million and $1,345.5 million, respectively, and income earned on security lending transactions for the years ended December 31, 1996, 1995 and 1994 was $2.2 million, $1.2 million and $0.4 million, respectively.

                         WELLPOINT HEALTH NETWORKS INC.

4. INVESTMENTS (CONTINUED)
LONG-TERM INVESTMENTS

    The Company's long-term investments consist of the following (in thousands):

                                                                      DECEMBER 31, 1996
                                                       ------------------------------------------------
                                                                       GROSS UNREALIZED
                                                       AMORTIZED   ------------------------  ESTIMATED
                                                          COST        GAINS       LOSSES     FAIR VALUE
                                                       ----------  -----------  -----------  ----------
U.S. Treasury and agency securities..................  $   93,718   $      23    $     389   $   93,352
Corporate and other securities.......................         228          --           16          212
                                                       ----------         ---        -----   ----------
    Total debt securities............................      93,946          23          405       93,564

Equity investments...................................      30,367          --                    30,367
                                                       ----------         ---        -----   ----------
    Total long-term investments......................  $  124,313   $      23    $     405   $  123,931
                                                       ----------         ---        -----   ----------
                                                       ----------         ---        -----   ----------

                                                                      DECEMBER 31, 1995
                                                       ------------------------------------------------
                                                                       GROSS UNREALIZED
                                                       AMORTIZED   ------------------------  ESTIMATED
                                                          COST        GAINS       LOSSES     FAIR VALUE
                                                       ----------  -----------  -----------  ----------
U.S. Treasury and agency securities..................  $      419   $      10    $      --   $      429
Equity investments...................................      12,235          --                    12,235
                                                       ----------         ---        -----   ----------
    Total long-term investments......................  $   12,654   $      10    $           $   12,664
                                                       ----------         ---        -----   ----------
                                                       ----------         ---        -----   ----------

    The total debt securities discussed above all have contractual maturity dates due after one year and through five years.

5. RECEIVABLES, NET

    Receivables consist of the following (in thousands):

                                                                             DECEMBER 31,
                                                                        ----------------------
                                                                           1996        1995
                                                                        ----------  ----------
Premiums receivable...................................................  $  301,897  $   81,112
Investment income and other receivables...............................     121,060      81,371
                                                                        ----------  ----------
                                                                           422,957     162,483
Less allowance for doubtful accounts..................................      21,657      13,402
                                                                        ----------  ----------
Receivables, net......................................................  $  401,300  $  149,081
                                                                        ----------  ----------
                                                                        ----------  ----------

                         WELLPOINT HEALTH NETWORKS INC.

6. PROPERTY AND EQUIPMENT, NET

    Property and equipment, at cost, consist of the following (in thousands):

                                                                             DECEMBER 31,
                                                                         ---------------------
                                                                            1996       1995
                                                                         ----------  ---------
Furniture and fixtures.................................................  $   37,869  $  23,064
Equipment..............................................................     109,302     36,743
Leasehold improvements.................................................      24,486     12,602
                                                                         ----------  ---------
                                                                            171,657     72,409
Less accumulated depreciation and amortization.........................      88,937     29,445
                                                                         ----------  ---------
Property and equipment, net............................................  $   82,720  $  42,964
                                                                         ----------  ---------
                                                                         ----------  ---------

    Depreciation and amortization expense for the years ended December 31, 1996, 1995 and 1994 was $19.9 million, $16.3 million and $11.7 million, respectively.

7. LONG-TERM DEBT

NOTES PAYABLE

    In connection with the MMHD acquisition, the Company issued a Series A term note for $62.0 million on March 31, 1996. At December 31, 1996, $20.0 million was outstanding under this note. The Series A note will mature on March 31, 1999. Interest is paid quarterly and the interest rate is equal to the Company's average cost on the revolving credit facility, as described below.

REVOLVING CREDIT FACILITY

    In May 1996, the Company entered into an agreement with a consortium of financial institutions for a five-year revolving credit facility which provides a line of credit up to $1.25 billion through May 2001 with extension options through May 2003. In May 1996, $775.0 million was drawn on this facility for the payment of a special dividend to the stockholders of Old WellPoint in connection with the Recapitalization. At December 31, 1996, $555.0 million was outstanding under this facility.

                         WELLPOINT HEALTH NETWORKS INC.

7. LONG-TERM DEBT (CONTINUED)

    The agreement provides for interest on committed advances at rates determined by reference to the bank's base rate or to the London Interbank Offered Rate ("LIBOR") plus a margin determined by reference to the Company's leverage ratio or the then-current rating of the Company's unsecured long-term debt by specified rating agencies. Borrowings under the credit facility are made on a committed basis or pursuant to an auction-bid process. Interest is determined using whichever of these methods is the most favorable to the Company (5.9% at December 31, 1996). A facility fee based on the facility amount, regardless of utilization, is payable quarterly. The facility fee rate is also determined by the unsecured debt ratings or the leverage ratio of the Company.

SUBORDINATED DEBT

    In November, 1996, the Company entered into a subordinated term loan agreement with a bank for a $200 million two-year unsecured subordinated term loan facility, which has been extended to be drawn down through March 17, 1997 and which matures on December 31, 1998. On December 30, 1996, the Company borrowed $50.0 million in order to meet increased capital requirements of the BlueCross BlueShield Association ("BCBSA"), which borrowing was outstanding on December 31, 1996.

    The agreement provides for interest at rates determined by reference to the bank's base rate or to the LIBOR plus a margin determined by reference to the Company's leverage ratio or the then-current rating of the Company's unsecured long-term debt by specified rating agencies. Interest is determined using whichever of these methods is the most favorable to the Company and will be paid quarterly (6.2% at December 31, 1996). Quarterly principal amortization payments will be due beginning March 31, 1998. The repayment of borrowings have been subordinated to the Company's requirements to maintain the required minimum tangible net equity under DOC regulations. The subordinated debt facility also requires that the proceeds of certain sales of capital stock or subordinated debt issued by the Company be used to repay outstanding amounts under the subordinated debt facility.

    In July 1996, the Company filed a registration statement relating to the issuance of $1.0 billion of senior or subordinated unsecured indebtedness. As of December 31, 1996, no indebtedness had been issued pursuant to this registration statement.

MATURITIES

    The Company's long-term debt maturities are as follows: 1997--zero; 1998--$50 million; 1999--$20 million; 2000--zero; 2001--$555 million.

DEBT COVENANTS

    The Company's revolving credit facility and subordinated debt agreements require the maintenance of certain financial ratios and contain other restrictive covenants, including restrictions on the occurrence of additional indebtedness and the granting of certain liens, limitations on acquisitions and investments and limitations on changes in control. As of December 31, 1996, the Company was in compliance with the requirements outlined in these agreements.

                         WELLPOINT HEALTH NETWORKS INC.

7. LONG-TERM DEBT (CONTINUED)
INTEREST RATE SWAPS

    During the third quarter of 1996, the Company entered into three interest rate swap agreements to manage interest costs and risks associated with changing interest rates. These agreements effectively convert underlying variable-rate debt (average rate 5.9%) into fixed-rate debt (average rate 6.8%). The agreements mature at various dates through 2006. As of December 31, 1996, the total notional amount outstanding under the three agreements was $400.0 million. The interest rate swap agreements subject the Company to financial risk that will vary during the life of this agreement in relation to market interest rates. The Company does not anticipate any material adverse effect on its financial position or results of operations resulting from its involvement in these agreements, nor does it anticipate non-performance by any of its counterparties.

INTEREST PAID

    Interest paid on long-term debt for the year ended December 31, 1996 was $30.3 million. No interest was paid for the years ended December 31, 1995 and 1994.

8. INCOME TAXES

    The components of the provision (benefit) for income taxes are as follows (in thousands):

                                                                YEAR ENDED DECEMBER 31,
                                                           ----------------------------------
                                                              1996        1995        1994
                                                           ----------  ----------  ----------
Current:
  Federal................................................  $  129,317  $  111,814  $  115,001
  State..................................................      30,530      28,957      29,820
                                                           ----------  ----------  ----------
                                                              159,847     140,771     144,821
                                                           ----------  ----------  ----------
Deferred:
  Federal................................................     (17,813)    (14,998)     (4,791)
  State..................................................      (4,528)     (2,975)     (1,179)
                                                           ----------  ----------  ----------
                                                              (22,341)    (17,973)     (5,970)
                                                           ----------  ----------  ----------
Provision for income taxes...............................  $  137,506  $  122,798  $  138,851
                                                           ----------  ----------  ----------
                                                           ----------  ----------  ----------

    The overall effective tax rate differs from the statutory federal tax rate as follows (percent of pretax income):

                                                                       YEAR ENDED DECEMBER 31,
                                                                   -------------------------------
                                                                     1996       1995       1994
                                                                   ---------  ---------  ---------
Tax provision based on the federal statutory rate................       35.0%      35.0%      35.0%
State income taxes, net of federal benefit.......................        5.0        5.6        5.3
Tax exempt income................................................       (1.0)      (1.3)      (1.2)
Non-deductible expenses..........................................        1.6        0.8        0.7
Other, net.......................................................       (0.1)       0.5       (0.4)
                                                                   ---------  ---------  ---------
Effective tax rate...............................................       40.5%      40.6%      39.4%
                                                                   ---------  ---------  ---------
                                                                   ---------  ---------  ---------

                         WELLPOINT HEALTH NETWORKS INC.

8. INCOME TAXES (CONTINUED)
    Net deferred tax assets are comprised of the following (in thousands):

                                                                             DECEMBER 31,
                                                                         ---------------------
                                                                            1996       1995
                                                                         ----------  ---------
Gross deferred tax assets:
  Market valuation on investment securities............................  $    5,536  $     250
  Vacation and holiday accruals........................................       7,046      3,770
  Incurred claim reserve discounting...................................      16,255     15,353
  Provision for doubtful accounts......................................      13,665     11,561
  Unearned premium reserve.............................................      11,583     10,393
  State income taxes...................................................       9,316      4,548
  Postretirement benefits..............................................      25,073     19,844
  Policyholder dividends...............................................         796      4,787
  Deferred gain on building............................................      10,748         --
  Deferred compensation................................................       6,182         63
  Expenses not currently deductible....................................      21,450         --
  Intangible asset impairment..........................................       9,263     10,850
  Other, net...........................................................       3,972      3,925
                                                                         ----------  ---------
    Total gross deferred tax assets....................................     140,885     85,344
                                                                         ----------  ---------
Gross deferred tax liabilities:
  Depreciation and amortization........................................      (6,972)    (1,263)
  Bond discount and basis differences..................................      (7,146)    (3,185)
  Other, net...........................................................      (1,790)    (1,560)
                                                                         ----------  ---------
    Total gross deferred tax liabilities...............................     (15,908)    (6,008)
                                                                         ----------  ---------
Net deferred tax assets................................................  $  124,977  $  79,336
                                                                         ----------  ---------
                                                                         ----------  ---------

    The deferred tax assets recorded above are comprised of temporary differences that are short-term in nature, except for the postretirement benefits which will reverse over 30 years, deferred compensation which will reverse over 10 years, deferred building gain which will reverse over 5 years, intangible asset impairment which will reverse over the next 14 years and depreciation and amortization differences which will reverse over 40 years. Management believes that the deferred tax assets listed above are fully recoverable and, accordingly, no valuation allowance has been recorded. Expenses not currently deductible include various financial statement charges and expenses that will be deductible for income tax purposes in future periods.

    In 1994 and 1995, in accordance with the tax allocation agreement among BCC and certain subsidiaries of BCC (including the Company and its subsidiaries), a portion of BCC's consolidated alternative minimum tax ("AMT") credit was allocated to the Company based on the respective tax liabilities in the years that the AMT credits were utilized in the consolidated federal income tax return. The tax benefits associated with the AMT credits were reflected as capital contributions from BCC based on the Company's contribution to consolidated taxable income. The 1993 capital contribution of $42.8 million was received in 1994. The remaining AMT credit of $43.7 million was reflected as a capital contribution in 1994 and was received in 1995.

                         WELLPOINT HEALTH NETWORKS INC.

8. INCOME TAXES (CONTINUED)
    Income taxes paid for the years ended December 31, 1996, 1995 and 1994 were $90.0 million, $79.0 million and $101.9 million, respectively.

9. PENSION AND POSTRETIREMENT BENEFITS

    The BCC pension and postretirement plans were assumed by the Company as a result of the Recapitalization.

PENSION BENEFITS

    The Company covers substantially all employees through two non-contributory defined benefits pension plans. One plan covers bargaining unit employees, while the second plan, which was established on January 1, 1987, covers all eligible exempt and administrative employees meeting certain age and employment requirements. Plan assets are invested primarily in pooled income funds. The Company's policy is to fund its plans according to the applicable Employee Retirement Income Security Act of 1974 and income tax regulations. The Company uses the unit credit method of cost determination.

    The funded status of the plans is as follows (in thousands):

                                                        NON-BARGAINING          BARGAINING
                                                        UNIT EMPLOYEES        UNIT EMPLOYEES
                                                         DECEMBER 31,          DECEMBER 31,
                                                     --------------------  --------------------
                                                       1996       1995       1996       1995
                                                     ---------  ---------  ---------  ---------
Actuarial present value of projected benefit
  obligations:
  Vested...........................................  $  34,704  $  29,923  $   7,962  $   8,261
  Non-vested.......................................      2,546      2,326         72         94
                                                     ---------  ---------  ---------  ---------
Accumulated benefit obligation.....................     37,250     32,249      8,034      8,355
Provision for future salary increases..............      2,798      2,543        550        578
                                                     ---------  ---------  ---------  ---------
Projected benefit obligation.......................     40,048     34,792      8,584      8,933
Less plan assets at fair value.....................     35,712     28,540      9,111      8,496
                                                     ---------  ---------  ---------  ---------
Projected benefit obligation in excess of (less
  than) plan assets................................      4,336      6,252       (527)       437
Unrecognized prior service benefit.................         91        106        204        251
Unrecognized net loss..............................     (4,842)    (7,149)      (956)    (2,053)
Unrecognized net transition asset..................         --         --         15         41
Adjustment to recognize minimum liability..........      1,953      4,499         --         --
                                                     ---------  ---------  ---------  ---------
Accrued pension liability (asset)..................  $   1,538  $   3,708  $  (1,264) $  (1,324)
                                                     ---------  ---------  ---------  ---------
                                                     ---------  ---------  ---------  ---------

Major Assumptions:
  Discount rate....................................      7.75%      7.25%      7.75%      7.25%
  Rate of increase in compensation levels..........      5.50%      5.50%      5.50%      5.50%
  Expected long-term rate of return on plan
    assets.........................................      8.50%      8.50%      8.50%      8.50%

                         WELLPOINT HEALTH NETWORKS INC.

9. PENSION AND POSTRETIREMENT BENEFITS (CONTINUED)
    Net periodic pension expense (benefit) for the Company's defined benefit pension plans includes the following components (in thousands):

                                                   NON-BARGAINING UNIT EMPLOYEES      BARGAINING UNIT EMPLOYEES
                                                      YEAR ENDED DECEMBER 31,          YEAR ENDED DECEMBER 31,
                                                  -------------------------------  -------------------------------
                                                    1996       1995       1994       1996       1995       1994
                                                  ---------  ---------  ---------  ---------  ---------  ---------
Service cost -- benefits earned during the
 year...........................................  $   4,143  $   3,084  $   3,531  $     108  $      76  $     112
Interest cost on projected benefits
 obligations....................................      2,896      2,402      2,048        642        589        607
Actual (return) loss on plan assets.............     (3,723)    (5,417)       319       (956)    (1,062)       235
Net amortization and deferral...................      1,754      3,878     (1,270)       266        342       (945)
                                                  ---------  ---------  ---------  ---------  ---------  ---------
Net periodic pension expense (benefit)..........  $   5,070  $   3,947  $   4,628  $      60  $     (55) $       9
                                                  ---------  ---------  ---------  ---------  ---------  ---------
                                                  ---------  ---------  ---------  ---------  ---------  ---------

    Prior to the Recapitalization in 1996, BCC allocated pension expense to Old WellPoint based on the number of employees. Management believed this to be a reasonable and appropriate method of allocation. For the years ended December 31, 1996, 1995 and 1994, the pension expense was $5.1 million, $3.6 million and $4.1 million, respectively.

    The Company has a Salary Deferral (401(k)) Savings Program (the "Plan"). Employees over 18 years of age are eligible to participate in the Plan if they meet certain length of service requirements. Under this plan, employees may contribute a percentage of their pre-tax earnings to the Plan. After one year of service, employee contributions up to 6% are matched by up to a 75% employer contribution which is immediately vested. The employer contribution is 85% for employees with ten to nineteen years of service as of January 1, 1997 and 100% for employees with twenty or more years of service as of such date. Company expenses related to the Plan totaled $8.2 million, $6.1 million and $4.3 million for the years ended December 31, 1996, 1995 and 1994, respectively.

POSTRETIREMENT BENEFITS

    The Company provides certain health care and life insurance benefits to eligible retirees and their dependents. The Company's employees are fully eligible for retiree benefits upon attaining ten years of service and a minimum age of 55. The plan in effect for those retiring prior to September 1, 1994 provides for Company-paid life insurance for all retirees based on age and a percent of salary. In addition, the majority of retirees from age 62 forward receive fully paid health benefit coverage for themselves and their dependents. For employees retiring on or after September 1, 1994, the Company currently subsidizes health benefit coverage based on the retiree's years of service at retirement and date of hire. Life insurance benefits for retirees hired on or after May 1, 1992 are set at $10,000 upon retirement and are reduced to $5,000 at age 70.

                         WELLPOINT HEALTH NETWORKS INC.

9. PENSION AND POSTRETIREMENT BENEFITS (CONTINUED)
    The accumulated postretirement benefit obligation ("APBO") and the accrued postretirement benefits as of December 31, 1996 and 1995 are as follows (in thousands):

                                                                                        DECEMBER 31,
                                                                                    --------------------
                                                                                      1996       1995
                                                                                    ---------  ---------
Actives not eligible..............................................................  $  23,312  $  20,411
Actives fully eligible............................................................        221        152
Retirees and dependents...........................................................     24,333     22,750
                                                                                    ---------  ---------
Accumulated postretirement benefits obligation....................................     47,866     43,313
Unrecognized net gain from accrued postretirement benefit cost....................     13,220      6,845
                                                                                    ---------  ---------
Accrued postretirement benefits...................................................  $  61,086  $  50,158
                                                                                    ---------  ---------
                                                                                    ---------  ---------

    The above actuarially determined APBO was calculated using discount rates of 7.75% and 7.25% as of December 31, 1996 and 1995, respectively. The medical trend rate is assumed to decline gradually from 13% (under age 65) and 11% (age 65 and over) to 6% by the year 2002. These estimated trend rates are subject to change in the future. The medical trend rate assumption has a significant effect on the amounts reported. For example, an increase in the assumed health care trend rates of one percentage in each year would increase the APBO as of December 31, 1996 by $7.3 million and would increase service and interest costs by $1.0 million. For life insurance benefit calculations, a compensation increase of 5.5% was assumed.

    Net periodic postretirement benefit cost includes the following components (in thousands):

                                                                                 YEAR ENDED DECEMBER 31,
                                                                             -------------------------------
                                                                               1996       1995       1994
                                                                             ---------  ---------  ---------
Service cost...............................................................  $   2,047  $   1,691  $   2,207
Interest cost..............................................................      3,490      3,216      3,004
Net amortization and deferral..............................................       (438)        --         --
                                                                             ---------  ---------  ---------
Net periodic postretirement benefit cost...................................  $   5,099  $   4,907  $   5,211
                                                                             ---------  ---------  ---------
                                                                             ---------  ---------  ---------

10. COMMON STOCK

STOCK OPTION PLANS

    In May 1996, all eligible employees were granted options to purchase common stock under the Company's Employee Stock Option Plan (the "Employee Option Plan") adopted in 1996. The exercise price of such grants is the fair market value of the Common Stock on the day of the grant. Each option granted has a maximum term of ten years. The options granted in 1996 vest ratably over a three-year period. The maximum number of shares of Common Stock issuable under the Employee Option Plan is 2.0 million shares, subject to adjustment for certain changes in the Company's capital structure.

    In 1996, the Company also implemented its Stock Option/Award Plan (the "Stock Option/Award Plan") for key employees, officers and directors. The exercise price per share is fixed by the committee appointed by the Board of Directors to administer the Stock Option/Award Plan, but for any incentive stock option, the exercise price will not be less than the fair market value on the date of grant. The number of shares that may be issued under the Stock Option/Award Plan will not exceed 2.6 million shares, subject to adjustment in accordance with the terms of the plan. The maximum term for an option is ten years.

                         WELLPOINT HEALTH NETWORKS INC.

10. COMMON STOCK (CONTINUED)
Options granted will vest in accordance with the terms of each grant. The Stock Option/Award Plan also allows the grant or award of restricted stock, performance units, phantom stock and stock appreciation rights.

    The following summarizes activity in the Company's stock option plans for the year ended December 31, 1996:

                                                                            WEIGHTED AVERAGE
                                                                             EXERCISE PRICE
SHARES UNDER OPTION                                               SHARES        PER SHARE
--------------------------------------------------------------  ----------  -----------------
Outstanding at January 1, 1996................................          --      $      --
Granted.......................................................   3,273,089          39.27
Canceled......................................................    (108,093)         39.68
Exercised.....................................................          --             --
                                                                ----------
Outstanding at December 31, 1996..............................   3,164,996          39.26
                                                                ----------
Exerciseable at December 31, 1996.............................     135,548

    The options outstanding at December 31, 1996 have exercise prices ranging from $25.16 to $39.68 per share.

STOCK PURCHASE PLAN

    On May 18, 1996, the Company's stockholders approved the Company's Employee Stock Purchase Plan (the "ESPP"). The ESPP allows eligible employees to purchase Common Stock at the lower of 85% of the market price of the stock at the beginning or end of each offering period. The aggregate amount of common stock that may be issued pursuant to the ESPP shall not exceed 400,000 shares, subject to adjustment pursuant to the terms of the ESPP. As of December 31, 1996, approximately 43,000 shares of common stock were purchased under the ESPP at a purchase price of $22.53 per share. Shares issued under the ESPP will generally be subject to a one-year holding period.

SFAS 123 DISCLOSURE

    In accordance with the provisions of SFAS No. 123, the Company applies APB Opinion No. 25 and related interpretations in accounting for its stock option plans and, accordingly, does not recognize compensation cost. If the Company had elected to recognize the compensation cost based on the fair value of the options granted at grant date as prescribed by SFAS No. 123, net income and earnings per share for

                         WELLPOINT HEALTH NETWORKS INC.

10. COMMON STOCK (CONTINUED)
the year ended December 31, 1996 would have been reduced to the pro forma amounts indicated in the table which follows (in millions, except per share amounts:)

                                                                                         1996
                                                                                       ---------
Net income--as reported..............................................................  $   202.0
Net income--pro forma................................................................  $   190.9
Earnings per share--as reported......................................................  $    3.04
Earnings per share--pro forma........................................................  $    2.87

ASSUMPTIONS                                                       OFFICERS        EMPLOYEES
--------------------------------------------------------------  -------------  ---------------
Expected dividend yield.......................................           --               --
Risk-free interest rate.......................................         6.40%            6.21%
Expected stock price volatility...............................        35.68%           37.16%
Expected life of options......................................     five years    three years

    The above pro forma disclosures may not be representative of the effects on reported net income for future years. The weighted average fair value of options granted during 1996 is $15.74 per share.

11. LEASES

    Effective January 1, 1996, the Company entered into a new lease agreement for a 24-year period for its corporate headquarters, expiring in December 2019, with two options to extend the term for up to two additional five-year terms. In addition to base rent, the Company has to pay a contingent amount, beginning in January 1997, based upon annual changes in the consumer price index. The Company has paid $30 million to the owner of the building in connection with the new lease agreement. This is being amortized on a straight-line basis over the life of the new lease.

    The Company's other lease terms range from one to ten years with options to renew. Certain lease agreements provide for escalation of payments which are based on fluctuations in certain published cost-of-living indices.

    Future minimum rental payments under operating leases utilized by the Company having initial or remaining noncancellable lease terms in excess of one year at December 31, 1996 are as follows (in thousands):

YEAR ENDING DECEMBER 31,
----------------------------------------------------------------------------------
1997..............................................................................  $   19,470
1998..............................................................................      16,374
1999..............................................................................      13,837
2000..............................................................................      11,678
2001..............................................................................       9,517
Thereafter........................................................................     131,652
                                                                                    ----------
    Total payments required.......................................................  $  202,528
                                                                                    ----------
                                                                                    ----------

    Rental expense for the years ended December 31, 1996, 1995 and 1994 for all operating leases was $18.3 million, $18.7 million and $17.5 million, respectively. Contingent rentals included in the above rental

                         WELLPOINT HEALTH NETWORKS INC.

11. LEASES (CONTINUED)
expense for the years ended December 31, 1995 and 1994 were $2.0 million and $1.3 million, respectively. There were no contingent rentals for the year ended December 31, 1996.

12. RELATED PARTY TRANSACTIONS

    Prior to the Recapitalization in May 1996, and pursuant to the Administrative Services and Product Marketing Agreement, BCC provided office space and certain administrative and support services, including computerized data processing and management information systems, telecommunications systems and other management services to the Company. These expenses were allocated to and paid by the Company in an amount equal to the direct and indirect costs and expenses incurred in furnishing these services. In addition, the Company provided services to BCC which included health plan services, claims processing related to such plans, other financial management services and provider contracting (excluding hospitals and other institutional health care providers) which were reimbursed on a basis that approximated cost. Management of both the Company and BCC considered the allocation methodologies and cost approximations reasonable and appropriate.

    Intercompany charges between the Company and BCC for the respective periods prior to the Recapitalization are as follows (in thousands):

                                                                         YEAR ENDED DECEMBER
                                                                                 31,
                                                          JANUARY 1 TO  ----------------------
                                                          MAY 20, 1996     1995        1994
                                                          ------------  ----------  ----------
Services provided by BCC................................   $   13,601   $   17,418  $   37,313
Services provided to BCC................................       (3,931)     (11,592)    (13,013)
                                                          ------------  ----------  ----------
Net intercompany charges included in general and
  administrative expense................................   $    9,670   $    5,826  $   24,300
                                                          ------------  ----------  ----------
                                                          ------------  ----------  ----------

    As required by the DOC prior to the Recapitalization, non-contract provider services under the Company and BCC's jointly marketed Prudent Buyer and Medicare supplement products were required to be provided by BCC, and revenues attributable to such non-contract provider services were, therefore, not included in the Company's consolidated financial statements prior to May 20, 1996. BCC recorded a portion of premium revenue for these products based on the estimated cost of providing these non-contract provider health care services, plus an underwriting margin equal to the greater of 2.0% or the average percentage of underwriting gain among member plans of the BCBSA (which included
BCC). For the period January 1, 1996 through May 20, 1996, the underwriting margin was estimated at 2.0%. For each of the years ended December 31, 1995 and 1994, the underwriting margin was estimated at 2.0% and 2.5%, respectively. Such aggregate premium revenue recognized by BCC related to the non-contract provider services for these products for the period from January 1, 1996 through May 20, 1996 and for the years ended December 31, 1995 and 1994 was $59.3 million, $163.4 million and $172.6 million, respectively. Operating income recognized by BCC on such non-contract provider services for the period from January 1, 1996 through May 20, 1996 and for the years ended December 31, 1995 and 1994 was $1.2 million, $3.2 million and $4.3 million, respectively. In conjunction with the Recapitalization of May 20, 1996, the DOC approved the Company to offer non-contract provider services, and, therefore revenues attributable to such services are included in the Company's 1996 consolidated financial statements subsequent to the Recapitalization date.

                         WELLPOINT HEALTH NETWORKS INC.

13. FAIR VALUE OF FINANCIAL INSTRUMENTS

    The following methods and assumptions were used to estimate the fair value of each class of financial instrument:

       CASH AND CASH EQUIVALENTS. The carrying amount approximates fair value, based on the short-term maturities of these instruments.

       INVESTMENT SECURITIES. The carrying amount approximates fair value, based on quoted market prices for the same or similar instruments.

       LONG-TERM INVESTMENTS. The carrying amount approximates fair value, based on quoted market prices for the same or similar instruments and at cost for certain equity investments.

       LONG-TERM DEBT. The carrying amount for long-term debt approximates fair value as the underlying instruments have variable interest rates at market value.

       INTEREST RATE SWAPS. The fair value of the interest rate swaps is based on its quoted market prices by the financial institutions which are the counterparties to the swaps.

    The carrying amounts and estimated fair values of the Company's financial instruments as of December 31, 1996 are summarized below (in thousands):

                                                                      CARRYING     ESTIMATED
                                                                       AMOUNT      FAIR VALUE
                                                                    ------------  ------------
Cash and cash equivalents.........................................  $    313,256  $    313,256
Investment securities.............................................     1,728,305     1,728,305
Long-term investments.............................................       123,931       123,931
Long-term debt....................................................       625,000       625,000
Interest rate swaps...............................................       400,000       390,712

14. CONTINGENCIES

    From time to time, the Company and certain of its subsidiaries are parties to various legal proceedings, many of which involve claims for coverage encountered in the ordinary course of business. The Company, like HMOs and health insurers generally, excludes certain health care services from coverage under its HMO, PPO and other plans. The Company is, in its ordinary course of business, subject to the claims of its enrollees arising out of decisions to restrict treatment or reimbursement for certain services. The loss of even one such claim, if it results in a significant punitive damage award, could have a material adverse affect on the Company. In addition, the risk of potential liability under punitive damage theories may increase significantly the difficulty of obtaining reasonable settlements of coverage claims. However, the financial and operational impact that such evolving theories of recovery will have on the managed care industry generally, or the Company in particular, is at present unknown.

    Certain of such legal proceedings are or may be covered under insurance policies or indemnification agreements. Based upon information presently available, management of the Company believes that the final outcome of all such proceedings should not have a material adverse effect on the Company's results of operations or financial condition.

                         WELLPOINT HEALTH NETWORKS INC.

15. NONRECURRING COSTS

    During the fourth quarter of 1995, the operating results of the Company included charges of $57.1 million ($34.5 million net of a $22.6 million tax benefit) for nonrecurring costs. Of the total, $29.8 million resulted from costs, primarily professional fees, associated with the terminated acquisition of Health Systems International. In addition, the Company recorded a charge of $27.3 million for the impairment of its pharmaceutical benefits management business based on the Company's analysis evaluating impairment of long-lived assets in accordance with Company policy. The impairment reflected an anticipated dramatic reduction in future claims processing fees. The anticipated reduced fees resulted from an industry market shift whereby pharmaceutical manufacturing companies had purchased pharmaceutical benefits management companies to market their products by reducing claims processing fees.

16. REGULATORY REQUIREMENTS

    The Company and certain regulated subsidiaries must comply with certain minimum capital or tangible net equity requirements in each of the states in which they operate. As of December 31, 1996, the Company and its regulated subsidiaries were in compliance with these requirements.

17. UNAUDITED PRO FORMA COMBINED CONDENSED FINANCIAL STATEMENTS

    In accordance with the requirements of APB Opinion No. 16, Business Combinations, the following unaudited pro forma summary combines the consolidated results of operations of WellPoint, MMHD and the BCC Commercial Operations as if the acquisitions had occurred as of the beginning of each period presented after giving effect to pro forma adjustments. The columns entitled WellPoint, BCC and MMHD represent results of operations for these entities as if the acquisitions and the Recapitalization had not occurred. The pro forma adjustments represent interest expense on long-term debt incurred to fund the acquisitions and the Recapitalization, amortization of intangible assets, foregone interest on the net cash used for the acquisitions and a portion of the Recapitalization and the related income tax effect from the beginning of each period presented through the effective dates of the acquisitions. The pro forma financial information is presented for informational purposes only and may not be indicative of the results of operations as they would have been if WellPoint, MMHD and the BCC Commercial Operations had been a single entity during the years ended December 31, 1996 and 1995, nor is it necessarily indicative of the

                         WELLPOINT HEALTH NETWORKS INC.

17. UNAUDITED PRO FORMA COMBINED CONDENSED FINANCIAL STATEMENTS (CONTINUED) results of operations which may occur in the future. Pro forma earnings per share is calculated based on 66.4 million shares of common stock outstanding during all periods presented.

                                                                                   PRO FORMA
                                                                         YEAR ENDED DECEMBER 31, 1996
                                                           ---------------------------------------------------------
                                                           WELLPOINT     BCC       MMHD      ADJUSTMENTS     TOTAL
                                                           ---------  ---------  ---------  -------------  ---------
                                                                   (IN MILLIONS, EXCEPT EARNINGS PER SHARE)
Revenues.................................................  $ 3,364.8  $   393.0  $   795.6    $   (14.3)   $ 4,539.1
Net Income...............................................  $   222.7  $    (5.3) $     5.5    $   (35.3)   $   187.6
Earnings Per Share.......................................                                                  $    2.82

                                                                                   PRO FORMA
                                                                         YEAR ENDED DECEMBER 31, 1995
                                                           ---------------------------------------------------------
                                                           WELLPOINT     BCC       MMHD      ADJUSTMENTS     TOTAL
                                                           ---------  ---------  ---------  -------------  ---------
                                                                   (IN MILLIONS, EXCEPT EARNINGS PER SHARE)
Revenues.................................................  $ 3,107.1  $   448.5  $   888.5    $   (43.7)   $ 4,400.4
Net Income...............................................  $   180.0  $     4.2  $    49.5    $   (73.6)   $   160.1
Earnings Per Share.......................................                                                  $    2.41

18. SUBSEQUENT EVENTS (UNAUDITED)

PURCHASE OF GROUP BENEFITS OPERATIONS OF JOHN HANCOCK MUTUAL LIFE INSURANCE
  COMPANY

    On March 1, 1997, the Company completed its acquisition of certain portions of the health and related life group benefits operations (the "GBO") of John Hancock Mutual Life Insurance Company for approximately $86.7 million in cash. The GBO focuses on the large employer segment (employers with 5,000 or more employees) and provides medical, life, dental, and disability services to some of the largest employers in the nation. This transaction will be accounted for under the purchase method of accounting. On March 17, 1997, the Company borrowed an additional $150.0 million under the subordinated debt facility to meet increased capital needs as a result of the GBO acquisition.