Form 10-Q
period 1997-03-31
WELLPOINT HEALTH NETWORKS INC /CA/
filed 1997-05-15
CIK 1013220

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

          (Mark One)

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1997

                                       OR

              [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the transition period from ______ to _______

                         COMMISSION FILE NUMBER 1-14340

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


         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes [X]   No[ ]

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

                   TITLE OF EACH CLASS                                    OUTSTANDING AT MAY 15, 1997
                   -------------------                                    ---------------------------
              Common Stock, $0.0l par value                                    69,609,709 shares

                         WELLPOINT HEALTH NETWORKS INC.
                          FIRST QUARTER 1997 FORM 10-Q
                                TABLE OF CONTENTS



PART I.  FINANCIAL INFORMATION                                                                           PAGE
                                                                                                         ----
    ITEM 1.       Financial Statements

                  Consolidated Balance Sheets as of March 31, 1997 and
                       December 31, 1996.................................................................. 1

                  Consolidated Income Statements for the Three Months
                       Ended March 31, 1997 and 1996...................................................... 2

                  Consolidated Statement of Changes in Stockholders' Equity
                       for the Three Months Ended March 31, 1997.......................................... 3

                  Consolidated Statements of Cash Flows for the
                       Three Months Ended March 31, 1997 and 1996......................................... 4

                  Notes to Consolidated Financial Statements.............................................. 5

    ITEM 2.       Management's Discussion and Analysis of
                       Financial Condition and Results of Operations..................................... 11

PART II.  OTHER INFORMATION

    ITEM 1.       Legal Proceedings...................................................................... 23

    ITEM 5.       Other Information...................................................................... 23

    ITEM 6.       Exhibits and Reports on Form 8-K....................................................... 24

SIGNATURES ...............................................................................................33

ITEM 1. Financial Statements

                         WELLPOINT HEALTH NETWORKS INC.
                           Consolidated Balance Sheets

(In thousands, except share data)                                                     March 31,        December 31,
                                                                                        1997               1996
                                                                                     -----------        -----------
                                                                                     (unaudited)
ASSETS
Current Assets:
     Cash and cash equivalents                                                       $   577,284        $   313,256
     Investment securities, at market value                                            1,953,531          1,728,305
     Receivables, net                                                                    536,642            401,300
     Deferred tax assets                                                                  75,033             67,147
     Other current assets                                                                 38,185             28,463
                                                                                     -----------        -----------
         Total Current Assets                                                          3,180,675          2,538,471
Property and equipment, net                                                               96,377             82,720
Intangible assets                                                                        694,145            552,279
Long-term investments                                                                    124,482            123,931
Deferred tax assets                                                                       57,651             57,830
Other non-current assets                                                                  50,526             50,311
                                                                                     -----------        -----------
                 Total Assets                                                        $ 4,203,856        $ 3,405,542
                                                                                     ===========        ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
     Medical claims payable                                                          $   775,578        $   667,540
     Loss and loss adjustment expense reserves                                           102,940            102,152
     Unearned premiums                                                                   201,852            160,036
     Accounts payable and accrued expenses                                               323,313            251,480
     Experience rated and other refunds                                                  232,653            146,882
     Income taxes payable                                                                132,380             99,086
     Other current liabilities                                                           316,935            118,303
                                                                                     -----------        -----------
         Total Current Liabilities                                                     2,085,651          1,545,479
Accrued postretirement benefits                                                           62,189             61,086
Loss and loss adjustment expense reserves, non-current                                   140,067            131,079
Reserves for future policy benefits                                                      337,443            104,508
Long-term debt                                                                           594,000            625,000
Other non-current liabilities                                                             75,870             67,931
                                                                                     -----------        -----------
         Total Liabilities                                                             3,295,220          2,535,083
Stockholders' Equity:
     Preferred Stock - $0.01 par value, 50,000,000 shares
         authorized, none issued and outstanding                                               -                  -
     Common Stock - $0.01 par value, 300,000,000 shares authorized, 66,604,255 and 66,526,985 issued and outstanding at March 31, 1997 and
         December 31, 1996, respectively                                                     666                665
     Additional paid-in capital                                                          764,943            761,879
     Unrealized valuation adjustment                                                     (25,637)            (9,994)
     Retained earnings                                                                   168,664            117,909
                                                                                     -----------        -----------
         Total Stockholders' Equity                                                      908,636            870,459
                                                                                     -----------        -----------
                 Total Liabilities and Stockholders' Equity                          $ 4,203,856        $ 3,405,542
                                                                                     ===========        ===========



      See the accompanying notes to the consolidated financial statements.

                         WELLPOINT HEALTH NETWORKS INC.
                         Consolidated Income Statements
                                   (Unaudited)


(In thousands, except earnings per share)        Three Months Ended March 31,
                                                 ----------------------------
                                                     1997            1996
                                                  ----------       --------
Revenues:
    Premium revenue                               $1,168,838       $763,284
    Management services revenue                       62,445         18,228
    Investment income                                 40,349         36,070
                                                  ----------       --------
                                                   1,271,632        817,582
Operating Expenses:
    Health care services and other benefits          920,872        571,785
    Selling expense                                   59,770         49,466
    General and administrative expense               180,567         92,274
    Nonrecurring costs                                 6,507              -
                                                  ----------       --------
                                                   1,167,716        713,525
                                                  ----------       --------
Operating Income                                     103,916        104,057
    Interest expense                                  10,768              -
    Other expense, net                                 7,869          3,012
                                                  ----------       --------

Income before Provision for Income Taxes              85,279        101,045
    Provision for income taxes                        34,524         40,932
                                                  ----------       --------
Net Income                                        $   50,755       $ 60,113
                                                  ==========       ========


Earnings Per Share                                $     0.76       $   0.91
                                                  ==========       ========

Weighted Average Number of
   Shares Outstanding                                 66,544         66,367
                                                  ==========       ========



      See the accompanying notes to the consolidated financial statements.

                         WELLPOINT HEALTH NETWORKS INC.
            Consolidated Statement of Changes in Stockholders' Equity
                                   (unaudited)

(In thousands)
                                                            Common Stock       Additional   Unrealized
                                           Preferred     -------------------     Paid-in     Valuation      Retained
                                             Stock       Shares       Amount     Capital     Adjustment     Earnings      Total
                                           --------      -------      ------     --------     --------      --------     --------
Balance as of December 31, 1996            $      -       66,527      $  665     $761,879     $ (9,994)     $117,909     $870,459

     Net income                                                                                               50,755       50,755

     Stock issued under the
       Company's stock option/award plan                      77            1       3,064                                   3,065

     Change in unrealized valuation
        adjustment on investment
        securities, net of tax                                                                 (15,643)                   (15,643)
                                           --------      -------      ------     --------     --------      --------     --------
Balance as of March 31, 1997               $      -       66,604      $  666     $764,943     $(25,637)     $168,664     $908,636
                                           ========      =======      ======     ========     ========      ========     ========

      See the accompanying notes to the consolidated financial statements.

                         WELLPOINT HEALTH NETWORKS INC.
                      Consolidated Statements of Cash Flows
                                   (unaudited)

(In thousands)                                                            Three Months Ended March 31,
                                                                          ----------------------------
                                                                             1997             1996
                                                                          -----------      -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                              $    50,755      $    60,113
  Adjustments to reconcile net income to net cash
    provided by operating activities:
     Depreciation and amortization, net of accretion                           12,805            6,287
     Gains on sales of assets, net                                             (6,289)          (5,778)
     (Benefit) expense for deferred income taxes                                 (566)           5,950
     Amortization of deferred gain on sale of building                         (1,106)               -
     (Increase) decrease in certain assets, net of acquisitions:
        Receivables, net                                                      (16,072)          (8,230)
        Other current assets                                                    1,007           (4,289)
        Other non-current assets                                                 (215)         (23,689)
     Increase (decrease) in certain liabilities, net of acquisitions:
        Medical claims payable                                                 23,603          (10,670)
        Loss and loss adjustment expense reserves                               9,776           15,380
        Reserves for future policy benefits                                   (12,106)               -
        Unearned premiums                                                       7,313            4,023
        Accounts payable and accrued expenses                                  17,039           (6,192)
        Experience rated and other refunds                                     (2,018)          (6,842)
        Due to parent                                                               -            8,334
        Income taxes payable and other current liabilities                    108,303           53,808
        Accrued postretirement benefits                                         1,103            1,055
        Other non-current liabilities                                           9,045              813
                                                                          -----------      -----------
            Net cash provided by operating activities                         202,377           90,073
                                                                          -----------      -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Investments purchased                                                    (1,295,324)         (83,419)
  Proceeds from investments sold                                            1,026,402          137,200
  Proceeds from matured investments                                            25,510            3,357
  Property and equipment purchased, net                                       (10,296)          (4,333)
  Additional investment in subsidiaries                                       (18,683)               -
  Purchase of subsidiaries, net of cash acquired                              361,977         (297,735)
                                                                          -----------      -----------
            Net cash provided by (used in) investing activities                89,586         (244,930)
                                                                          -----------      -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from long-term debt                                               150,000                -
   Repayment of long-term debt                                               (181,000)               -
   Proceeds from issuance of stock                                              3,065                -
                                                                          -----------      -----------
            Net cash used in financing activities                             (27,935)               -
                                                                          -----------      -----------
Net increase (decrease) in cash and cash equivalents                          264,028         (154,857)
Cash and cash equivalents at beginning of period                              313,256        1,069,631
                                                                          -----------      -----------
Cash and cash equivalents at end of period                                $   577,284      $   914,774
                                                                          ===========      ===========


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

     The Company offers a comprehensive array of managed care health plans to the large employer markets and the individual, small group and senior markets. These plans are marketed through health maintenance organizations ("HMOs"), preferred provider organizations ("PPOs"), point-of-service ("POS"), other hybrid plans and traditional indemnity products. The Company's managed care plans incorporate a full range of financial incentives and cost controls for both members and providers. The Company also provides a broad array of specialty products, including pharmacy, dental, life, integrated workers' compensation, preventive care, disability, behavioral health, COBRA and flexible benefits account administration. In addition, the Company provides underwriting, actuarial service, network access, medical cost management, claims processing and administrative services to self-funded employers. The Company serves the health care needs of approximately 5.9 million medical members in HMOs, PPOs, POS and management services plans and approximately 12.9 million pharmacy members, 3.0 million dental members, 1.6 million life members and
     1.1 million disability members as of March 31, 1997.

2.   BASIS OF PRESENTATION

     The accompanying unaudited consolidated financial statements of WellPoint, in the opinion of management, reflect all material adjustments (which are of a normal recurring nature) necessary for the fair presentation of its financial condition as of March 31, 1997, the results of its operations for each of the three months ended March 31, 1997 and 1996, cash flows for each of the three months ended March 31, 1997 and 1996, and the statement of changes in stockholders' equity for the three months ended March 31, 1997. The results of operations for the interim periods presented are not necessarily indicative of the operating results for the full year.

                         WELLPOINT HEALTH NETWORKS INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

3.   ACQUISITIONS AND RECAPITALIZATION

     Purchase of Group Benefits Operations of John Hancock Mutual Life Insurance Company and Life & Health Benefits Management Division of Massachusetts Mutual Life Insurance Company

     On March 1, 1997, the Company completed its acquisition of certain portions of the health and life related group benefits operations (the "GBO") of John Hancock Mutual Life Insurance Company for approximately $89.7 million in cash, subject to adjustment upon completion of a post-closing audit. The GBO focuses on the large employer segment (employers with 5,000 or more employees) and provides medical, life, dental, pharmacy as well as disability services to some of the largest employers in the nation.

     On March 31, 1996, the Company completed its acquisition of the Life and Health Benefits Management Division ("MMHD") of Massachusetts Mutual Life Insurance Company ("MassMutual"), which conducts business under the name UNICARE Life & Health Insurance Company, through the acquisition of its parent MassMutual Holding Company Two, Inc. The purchase price was $402.2 million which was funded with $340.2 million in cash and a Series A term note for $62.0 million, of which $20.0 million was outstanding at March 31, 1997. The acquired MMHD operations provide medical services to members in all 50 states, focusing on the mid-size employer market (groups of 251 to 5,000). In addition, the acquired MMHD operations also provide dental, life, pharmacy and disability services.

     The purchase method of accounting has been used to account for both of the above acquisitions. The acquired operations are included in the Company's results of operations from their respective date of acquisition. The excess purchase price over net assets acquired was approximately $111.9 million for the GBO and $251.0 million for MMHD and is being amortized on a straight-line basis over 30 years for the GBO and 35 years for MMHD.

     Recapitalization and Purchase of BCC Commercial Operations

     On May 20, 1996, the Company concluded a series of transactions (collectively, the "Recapitalization") to recapitalize its publicly traded, majority-owned subsidiary, WellPoint Health Networks Inc., a Delaware corporation ("Old WellPoint"), pursuant to the Amended and Restated Recapitalization Agreement dated as of March 31, 1995 (the "Amended Recapitalization Agreement"), by and among Old WellPoint, the company formerly known as Blue Cross of California ("BCC"), the California

                         WELLPOINT HEALTH NETWORKS INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

3.   ACQUISITIONS AND RECAPITALIZATION, CONTINUED

     Recapitalization and Purchase of BCC Commercial Operations, Continued

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

                         WELLPOINT HEALTH NETWORKS INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

3.   ACQUISITIONS AND RECAPITALIZATION, CONTINUED

     Recapitalization and Purchase of BCC Commercial Operations, Continued

     On November 21, 1996 and April 10, 1997 the Foundation sold approximately 15 million and 8.5 million shares, respectively, of the Company's Common Stock through public offerings. Upon completion of the April 1997 offering, the Foundation owned 29,910,000 shares (or approximately 43.0%) of the outstanding shares.

     In accordance with the requirements of APB Opinion No. 16, Business Combinations, the following unaudited pro forma summary presents the results of operations of WellPoint as if the acquisition of the BCC Commercial Operations and the Recapitalization and the acquisitions of MMHD and GBO had occurred as of the beginning of each period presented. The pro forma adjustments include the results of operations for MMHD and GBO for the period prior to their acquisitions, the BCC Commercial Operations for the period prior to the Recapitalization, interest expense on long-term debt incurred to fund the acquisitions and the Recapitalization, amortization of intangible assets, foregone interest on the net cash used for the acquisitions and a portion of the Recapitalization and the related income tax effect from the beginning of each period presented through the effective dates of the acquisitions. The pro forma financial information is presented for informational purposes only and may not be indicative of the results of operations as they would have been if WellPoint, MMHD, GBO and the BCC Commercial Operations had been a single entity during the three months ended March 31, 1997 and 1996, nor is it necessarily indicative of the results of operations which may occur in the future. Pro forma earnings per share for the three months ended March 31, 1997 and 1996 is calculated based on 66.5 million and 66.4 million shares outstanding, respectively.


                                                                 Pro Forma - Three Months Ended
       (In millions, except earnings per share)            March 31, 1997              March 31, 1996
                                                         ------------------------------------------------
       Revenues                                            $1,398,364                   $1,337,112
       Net Income                                              47,077                       46,787
       Earnings Per Share                                         .71                          .71

                         WELLPOINT HEALTH NETWORKS INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

4.   LONG-TERM DEBT

     On March 17, 1997, the Company borrowed $150.0 million under its $200 million subordinated debt facility. The Company used these proceeds to pay down its revolving credit facility in March 1997, in addition to other paydowns on its revolving credit facility during the first quarter of 1997. As of March 31, 1997, $200 million was outstanding under the Company's subordinated debt facility.

5.   EARNINGS PER SHARE

     Earnings per share is determined by dividing net income by the weighted average number of shares outstanding during the period. The average number of shares outstanding for the period ended March 31, 1996 has been calculated based on the number of shares outstanding immediately following the Recapitalization, to give effect to the two-for-three share exchange that occurred as part of the Recapitalization. The weighted average number of shares outstanding for the three months ended March 31, 1997 and 1996 is
     66.5 million and 66.4 million shares, respectively. For the three months ended March 31, 1997, common stock equivalents did not have a dilutive effect on the weighted average number of shares outstanding. There were no common stock equivalents for the three months ended March 31, 1996.

     New Pronouncements

     The Financial Accounting Standards Board recently issued Statement of Financial Accounting Standards No. 128, "Earnings Per Share." This Statement is effective for financial statements issued for the period ending after December 15, 1997; earlier application is not permitted. This statement requires the computation and presentation of basic and diluted earnings per share ("EPS"). Basic EPS will be computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding. Common stock equivalents are not considered in the basic EPS. As the Company did not have any common stock equivalents until May 20, 1996, and had no dilutive common stock equivalents from this date through and including the first quarter ended March 1997, the Company's basic and diluted EPS calculation for all periods through March 31, 1997 would be the same as the earnings per share amounts reflected in these financial statements.

                         WELLPOINT HEALTH NETWORKS INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

6.   CONTINGENCIES

     From time to time, the Company and certain of its subsidiaries are parties to various legal proceedings, many of which involve claims for coverage encountered in the ordinary course of business. The Company, like HMOs and health insurers generally, excludes certain health care services from coverage under its HMO, PPO and other plans. The Company is, in its ordinary course of business, subject to the claims of its members arising out of decisions to restrict treatment or reimbursement for certain services.

     Certain of such legal proceedings are or may be covered under insurance policies or indemnification agreements. Based upon information presently available, management of the Company believes that the final outcome of all such proceedings should not have a material adverse effect on the Company's results of operations or financial condition.

 7.  SUBSEQUENT EVENTS

     On April 10, 1997, the Company completed a public offering for the sale of 3 million shares of its common stock at $38.00 per share, for which the Company received net proceeds of $110.1 million. As part of such public offering, the Foundation sold 8.5 million shares of WellPoint common stock, for which the Company received no proceeds. Under the terms of the Company's $200 million subordinated debt facility, the Company was required to use the proceeds of this offering to repay outstanding indebtedness under this facility.

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

This discussion contains forward-looking statements which involve risks and uncertainties. The Company's actual results may differ materially from those anticipated in these forward-looking statements as a result of certain factors including, but not limited to, those set forth under "Factors That May Affect Future Results or Operations."

GENERAL

WellPoint Health Networks Inc. (the "Company" or "WellPoint") is one of the nation's largest publicly traded managed health care companies, with approximately 5.9 million medical members, 12.9 million pharmacy members, 3.0 million dental members, 1.1 million disability members, 642,000 behavioral health members and 1.6 million life members as of March 31, 1997. The Company offers a diversified mix of managed care products, including health maintenance organizations ("HMOs"), preferred provider organizations ("PPOs"), point-of service ("POSs") plans, other hybrid plans and traditional indemnity products. The Company also offers a broad array of specialty products, including pharmacy, dental, life, workers' compensation, preventive care, disability, behavioral health, COBRA and flexible benefits account administration. In addition, WellPoint offers managed care services for self-funded employers, including claims processing, actuarial services, network access, medical cost management and other administrative services.

On March 1, 1997, the Company completed its acquisition of certain portions of the Group Benefits Operations (the "GBO") of John Hancock Mutual Life Insurance Company. The purchase price was $89.7 million, subject to adjustment upon completion of a post-closing audit. The purchase method of accounting has been used to account for the acquisition of the GBO. The GBO targets large employers with 5,000 or more employees and currently provides benefits to approximately
1.3 million medical members, of which most are in health plans that are self-funded by employers. The GBO offers indemnity and PPO plans and also provides life, dental, pharmacy and disability coverage to a variety of employer groups. Although most of the GBO business involves the provision of administrative services to self-funded employers plans, the indemnity-based portions of the GBO have experienced a higher overall loss ratio than the Company's core business. The GBO has historically experienced a higher administrative expense ratio than the Company due to its higher percentage of management services business, which will contribute to an increase in the Company's overall administrative expense ratio in future periods. The Company expects to incur approximately $35.0 million of costs relating to this acquisition during the remainder of 1997 and 1998, a portion of which is expected to be reflected in the Company's results of operations. The Company expects that it will experience material membership attrition of up to 30% of the GBO members as it pursues its strategy of motivating traditional indemnity health insurance members to select managed care products.

On March 31, 1996, the Company acquired the Life and Health Benefits Management Division ("MMHD") of Massachusetts Mutual Life Insurance Company (the "MMHD Acquisition"). The acquired MMHD operations focus on employers with 250 to 5000 employees and provide administrative services, PPO and indemnity insurance products. During the remainder of 1997 and 1998, the Company expects to incur approximately $10 million of additional costs related to the MMHD acquisition. The Company expects that it will experience membership attrition of 10% or greater of its acquired MMHD members as it pursues its strategy of motivating members to select managed care products.

As a result of above acquisitions, the Company has significantly expanded its operations outside of California. In order to implement the Company's regional expansion strategy, the Company will need to develop satisfactory provider network and information systems, which will require additional expenditures by the Company. A portion of these expenditures will be reflected in the Company's results of operations. During the first quarter of 1997, the Company's results of operations include $6.5 million in non-recurring costs reflecting severance and stay bonuses associated with the above acquisitions.

Prior to their acquisitions by WellPoint, each of MMHD, GBO and the BCC Commercial Operations experienced a higher overall loss ratio than the Company. Accordingly, as the Company continues to integrate these acquisitions, the Company's overall loss ratio may increase. The Company intends to consider a variety of measures aimed at controlling the respective loss ratios and reducing the financial risk of these acquired businesses, including the imposition of premium increases, changes in product design and membership attrition. There can be no assurances that the Company will be able to take such measures or, if such actions are taken, that they will be successful.

In recent periods, the Company has gained increased membership in its California large group and Medicaid businesses. The Company's overall loss ratio may increase as the Company expands these businesses, both of which have generally higher loss ratios than the Company's individual and small group business.

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

The Company's consolidated results of operations for the quarter ended March 31, 1997 include the results of MMHD and the BCC Commercial Operations for the entire period and the GBO results from March 1, 1997, the effective date of acquisition. For the three months ended March 31, 1996, the results of operations do not include any of the above acquisitions as their acquisition dates were as of March 31, 1996 or later.

The following table sets forth selected operating ratios. The loss ratio for health care services and other benefits is shown as a percentage of premium revenue. All other ratios are shown as a percentage of premium revenue and management services revenue combined.

                                            Three Months Ended March 31,
                                            ----------------------------
                                                   1997      1996
                                                  -----      -----
Operating Revenues:
   Premium revenue ratio                           94.9%      97.7%
   Management services revenue ratio                5.1        2.3
                                                  -----      -----
                                                  100.0      100.0
Operating Expenses:
   Health care services and other
        benefits loss ratio                        78.8       74.9
   Selling expense ratio                            4.9        6.3
   General and administrative expense ratio        14.7       11.8

MEMBERSHIP

The following table sets forth membership data and the percent change in membership:

MEDICAL MEMBERSHIP:                             As of March 31,
                                            ----------------------
                                                                          Percent
GEOGRAPHY                                     1997(a)      1996(a)         Change
                                            ---------     ---------       ---------
CALIFORNIA
   Group Services:
      HMO                                     722,137       627,385        15.1%
      PPO and Other                         1,330,542       941,830        41.3%
                                            ---------     ---------

         Total                              2,052,679     1,569,215        30.8%
                                            ---------     ---------

   Individual, Small Group and Senior:
      HMO                                     280,528       228,726        22.6%
      PPO and Other                         1,204,322     1,166,920         3.2%
                                            ---------     ---------

         Total                              1,484,850     1,395,646         6.3%
                                            ---------     ---------

   Medi-Cal HMO Programs                      180,112        44,695       302.9%
                                            ---------     ---------

Total California Medical Membership(b)      3,717,641     3,009,556        23.5%
                                            ---------     ---------

TEXAS
   Group Services                             207,650        72,380       186.9%
   Individual, Small Group and Senior          37,610         2,506       358.9%
                                            ---------     ---------
         Total                                245,260        80,575       204.4%
                                            ---------     ---------

OTHER STATES
   Group Services                           1,949,076       835,508       133.3%
   Individual, Small Group and Senior           2,749         1,181       132.8%
                                            ---------     ---------

         Total                              1,951,825       836,689       133.3%
                                            ---------     ---------

TOTAL MEDICAL MEMBERSHIP(c)(d)              5,914,726     3,926,820        50.6%
                                            =========     =========

NETWORKS(e)
   Proprietary Networks                     3,551,467     2,833,620        25.3%
   Other Networks                           1,281,056       708,674        80.8%
   Non-Network                              1,082,203       384,526       181.4%
                                            ---------     ---------

TOTAL MEDICAL MEMBERSHIP                    5,914,726     3,926,820        50.6%
                                            =========     =========


(a) As the MMHD Acquisition was completed as of March 31, 1996, membership data for MMHD is reflected in both 1997 and 1996.
(b) As of March 31, 1997, total BCC Commercial Operations medical membership was approximately 269,000, all of which were California members. The majority of these members are included in Group services.
(c) Medical membership includes 2.3 million and 1.1 million management services members as of March 31, 1997 and 1996, respectively, of which those management services members outside of California were 1.6 million and 495,000, respectively, as of March 31, 1997 and 1996.
(d) As of March 31, 1997, total GBO medical membership was approximately 1,300,000, of which approximately 43,000 were California members and approximately 1,257,000 were outside of California members.
(e) Proprietary networks consist of California, Texas and other WellPoint developed networks. Other networks consist of third-party networks and networks owned by the Company as a result of its recent acquisitions that incorporate provider discounts and some basic managed care elements. Non-network consists of fee-for-service and percentage-of-billed-charges members.

                                               As of March 31,
                                            -----------------------
                                                                          Percent
                                              1997         1996            Change
                                            ---------     ---------       ---------
SPECIALTY MEMBERSHIP:

   Pharmacy                                 12,891,280    11,445,589        12.6%
   Dental                                    3,040,748     1,488,106       104.3%
   Life                                      1,633,586     1,215,490        34.4%
   Disability                                1,135,231       208,250       445.1%
   Behavioral Health                           642,467       437,428        46.9%


The specialty membership as of March 31, 1997 includes the acquired GBO operations, which had approximately 0.3 million pharmacy members, 1.5 million dental members, 0.9 million life members and 1.0 million disability members as of March 31, 1997.

COMPARISON OF RESULTS FOR THE FIRST QUARTER 1997 TO THE FIRST QUARTER 1996

Premium revenue increased 53.1% to $1,168.8 million for the quarter ended March 31, 1997 from $763.3 million for the quarter ended March 31, 1996. Premium revenue of $162.8 million, $39.8 million and $92.2 million was attributable to MMHD, GBO and the BCC Commercial Operations, respectively. Also contributing to increased premium revenue in 1997 was an 11% increase in medical membership, excluding management services members and the acquired members of MMHD, GBO and the BCC Commercial Operations. In addition, an increase in premium revenue resulted from modest increases in the premiums per member in the individual and senior markets.

Management services revenue increased $44.2 million to $62.4 million for the quarter ended March 31, 1997 from $18.2 million for the quarter ended March 31, 1996. The increase was primarily due to $20.1 million, $18.0 million and $2.1 million of management services revenue from MMHD, GBO and the BCC Commercial Operations, respectively. Also contributing to the increase was a significant increase in the California large group market management services membership and increases in pharmacy clinical fees and claims processing fees.

Investment income increased to $40.3 million for the quarter ended March 31, 1997 compared to $36.1 million for the quarter ended March 31, 1996. The increase in interest and dividend income was primarily due to increased interest income on the portfolios of acquired businesses and slightly higher yields in 1997 over 1996, offset by the foregone interest from cash and investments used to finance the MMHD, GBO and BCC Commercial Operations acquisitions, the Recapitalization, and cash used for repayment of indebtedness under the Company's senior credit facility.

COMPARISON OF RESULTS FOR THE QUARTER ENDED MARCH 31, 1997 TO THE QUARTER ENDED MARCH 31, 1996, CONTINUED

Health care services and other benefits expense increased 61.1% to $920.9 million for the quarter ended March 31, 1997 from $571.8 million for the quarter ended March 31, 1996. Of the $349.1 million increase, $133.9 million, $40.9 million and $86.8 million were attributable to MMHD, GBO and the BCC Commercial Operations, respectively. Excluding MMHD, GBO and the BCC Commercial Operations, increased health care services expense also resulted from medical membership growth.

The loss ratio for the quarter ended March 31, 1997 increased to 78.8% compared to 74.9% for the quarter ended March 31, 1996, primarily due to the incremental effect of the MMHD and the GBO acquisitions and the BCC Commercial Operations on the Company's overall results. The acquired MMHD and GBO operations and the BCC Commercial Operations have traditionally experienced a higher loss ratio than the Company. Excluding the acquisitions of the MMHD and GBO operations and the BCC Commercial Operations, the loss ratio would have been 75.5% for the quarter ended March 31, 1997. Also contributing to the increase in loss ratio was an increase in the loss and loss adjustment expense reserves related to the Company's workers compensation business.

Selling expense consists of commissions paid to outside brokers and agents representing the Company. Selling expense for the quarter ended March 31, 1997 increased 20.8% to $59.8 million compared to $49.5 million for the quarter ended March 31, 1996, corresponding with continued overall premium revenue growth and an additional $5.7 million in selling expense attributable to MMHD and the GBO operations. The selling expense ratio for the quarter ended March 31, 1997 decreased to 4.9% from 6.3% for the quarter ended March 31, 1996, largely due to the acquisition of MMHD and GBO, each of which has a lower selling expense ratio than the Company's existing business, and the BCC Commercial Operations, which has no selling expense. Excluding the acquisitions, the selling expense ratio would have been 5.9% for the quarter ended March 31, 1997, as a result of a significant increase in Medicaid revenues which had no associated selling expense.

General and administrative expense for the quarter ended March 31, 1997 increased 95.6% to $180.6 million for the quarter ended March 31, 1997 from $92.3 million for the quarter ended March 31, 1996. Of the $88.2 million increase, $37.6 million, $20.7 million and $3.8 million resulted from the MMHD and the GBO acquisition and the BCC Commercial Operations, respectively. The administrative expense ratio increased to 14.7% for the quarter ended March 31, 1997 compared to 11.8% for the quarter ended March 31, 1996, primarily due to the increased administrative expense associated with the Company's continued investment in national expansion, including network development costs, Medicaid business and the MMHD and GBO acquisitions. MMHD and GBO have historically had higher administrative expense ratios than the Company's traditional California-based businesses due to their higher percentage of management services business. The above increases were partially offset by the BCC Commercial Operations' lower administrative expense ratio. Excluding the MMHD, GBO and the BCC Commercial Operations acquisitions, the administrative expense ratio would have been 13.2% for the quarter ended March 31, 1997.

COMPARISON OF RESULTS FOR THE QUARTER ENDED MARCH 31, 1997 TO THE QUARTER ENDED MARCH 31, 1996, CONTINUED

Interest expense was $10.8 million for the quarter ended March 31, 1997. The Company had no interest expense for the quarter ended March 31, 1996. The interest expense in 1997 related to the Company's long-term indebtedness, of which $594.0 million was outstanding at March 31, 1997. The weighted average interest rate for all debt for the quarter ended March 31, 1997 was 7.2%.

WellPoint's net income for the quarter ended March 31, 1997 was $50.8 million, or $0.76 per share, compared to $60.1 million, or $0.91 per share, for the quarter ended March 31, 1996. Earnings per share for the quarters ended March 31, 1997 and 1996 are based on 66.5 million shares and 66.4 million shares, respectively. For the quarter ended March 31, 1996, the number of shares used for the earnings per share computation represents the number of shares outstanding immediately following the Recapitalization. The number of shares outstanding prior to the Recapitalization were adjusted to reflect the two-for-three share exchange that occurred in connection with the Recapitalization. Earnings per share is determined by dividing net income by the weighted average number of common shares outstanding.

FINANCIAL CONDITION

The Company's consolidated assets increased by $798.3 million to $4,203.9 million as of March 31, 1997. This represents a 23.4% increase from $3,405.5 million as of December 31, 1996 and resulted primarily from the GBO acquisition as well as cash flows generated from operations. Cash and investments were $2.5 billion as of March 31, 1997, or 63.2% of total assets.

As of March 31, 1997, $594.0 million was outstanding under the Company's long-term debt facilities, incurred primarily for payment of a special dividend to the stockholders of Old WellPoint in connection with the Recapitalization and the MMHD Acquisition. The Company had no long-term borrowings outstanding as of March 31, 1996, other than the Series A term note and other amounts due to Mass Mutual incurred in connection with the MMHD Acquisition on March 31, 1996.

Equity totaled $908.6 million as of March 31, 1997, an increase of $38.2 million from December 31, 1996. The increase resulted primarily from net income of $50.8 million for the first quarter of 1997 and $3.0 million in additional capital from stock issuances under the Company's stock option/award plan, offset by the change of $15.6 million in unrealized valuation adjustment on investment securities, net of tax.

LIQUIDITY AND CAPITAL RESOURCES

The Company's primary sources of cash are premiums and management services revenues received and investment income. The primary uses of cash include health care claims and other benefits, capitation payments, income taxes, repayment of long-term debt, interest expense, broker and agent commissions and administrative expenses. In addition, to the foregoing, prospective uses of cash will include costs of provider network and systems development, costs associated with the integration of acquired businesses and capital expenditures. The Company receives premium revenue in advance of anticipated claims for related health care services and other benefits. The Company's investment policies are designed to provide liquidity, preserve capital and maximize yield. Cash and investment balances maintained by the Company are sufficient to meet applicable regulatory financial stability and net worth requirements. As of March 31, 1997, the Company's investment portfolio consisted primarily of fixed maturity securities (which are primarily rated "A" or better by rating agencies) and equity securities.

Net cash flow provided by operating activities was $188.9 million for the first quarter of 1997, compared with $90.1 million for the first quarter of 1996. The 1997 increase in positive cash flow from operations primarily resulted from a $56.7 million increase in income taxes payable and increases in liabilities associated with the MMHD acquired business.

Net cash flow provided by investing activities for the first quarter of 1997 totaled $103.0 million, compared with net cash flow used by investing activities of $244.9 million for the first quarter of 1996. The cash provided in 1997 was attributable primarily to the proceeds from investments sold and matured of $1,051.9 million offset by the purchase of investments for $1,295.3 million.
The Company also acquired net cash of $362.0 million in connection with the GBO acquisition.

Net cash used by financing activities totaled $27.9 million for the first quarter of 1997. There were no financing activities for the first quarter of 1996. Borrowings and repayments on long-term debt totaled $150.0 million and $181.0 million, respectively, for the first quarter of 1997.

In connection with the Recapitalization, the Company entered into a $1.25 billion unsecured revolving credit facility. In April 1997, the Company amended its credit facility to decrease the maximum amount which could be borrowed to $1.0 billion. Borrowings under the credit facility bear interest at rates determined by reference to the bank's base rate or to the London Interbank Offered Rate ("LIBOR") plus a margin determined by reference to the Company's leverage ratio or the then-current rating of the Company's unsecured long-term debt by specified rating agencies. Borrowings under the credit facility are made on a committed basis or pursuant to an auction-bid process. The credit facility expires as of May 15, 2002, although it may be extended for an additional one-year period under certain circumstances. The credit agreement requires the Company to maintain certain financial ratios and contains restrictive covenants, including restrictions on the occurrence of additional indebtedness and the granting of certain liens, limitations on acquisitions and investments and limitations on changes in control. The total amount outstanding under the credit facility was $374 million as of March 31, 1997. The weighted average interest rate for the quarter ended March 31, 1997 was 7.2%.

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

The Company is required to maintain minimum tangible net equity ("TNE") by the Company's primary regulator, the California Department of Corporations (the "DOC"), and is required to meet minimum capital requirements prescribed by the BlueCross BlueShield Association (the "BCBSA"). In measuring capital for the BCBSA, the Company is required to compute its capital using the same method prescribed by the DOC. The failure to meet a specified level (the "Minimum BCBSA Capital") of the BCBSA's base capital requirement can subject the Company to certain corrective actions, while the failure to meet a lower specified level can result in termination of the Company's license agreement with the BCBSA. The Minimum BCBSA Capital requirement, which is more restrictive than the DOC requirement, increased as of December 31, 1996. As of March 31, 1997, the Company's TNE (which is also its capital for BCBSA purposes) was approximately $436.0 million and its Minimum BCBSA Capital was approximately $363.5 million. As of such date, its required TNE for DOC purposes was approximately $19.3 million.

In order to address an anticipated shortfall in the Company's capital as a result of the increased BCBSA capital requirement, in November 1996, the Company entered into a subordinated term loan agreement with a bank for a two-year unsecured subordinated term loan facility (the "Subordinated Credit Agreement") of $200.0 million, which could only be drawn down through March 17, 1997. On December 30, 1996, the Company borrowed $50.0 million, of which approximately $24.0 million was required in order to meet the increased BCBSA capital requirements. The DOC regulations permit the Company to include in TNE (and thus in computing capital for BCBSA purposes) any indebtedness subordinated to the Company's obligation to maintain the DOC's required minimum TNE. In March 1997, the Company incurred $150 million in additional indebtedness under the Subordinated Credit Agreement to comply with the capital requirements as a result of the GBO acquisition. The Company repaid outstanding indebtedness under its revolving credit facility with such borrowing. Borrowings under the Subordinated Credit Agreement bear interest at interest rates determined by reference to the bank's base rate or to LIBOR plus a margin determined by reference to the Company's leverage ratio or the then-current rating of the Company's unsecured long-term debt by specified rating agencies. The applicable margin will increase with respect to any borrowings outstanding as of July 1, 1997. Interest is paid quarterly. Quarterly principal amortization payments will be due beginning March 31, 1998, and all remaining outstanding borrowings under the Subordinated Credit Agreement will become due on March 31, 1998. The Subordinated Credit Agreement requires compliance with certain financial ratio and other requirements similar to those in the Company's revolving credit facility; however, the repayment of borrowings has been subordinated to the Company's requirements to maintain the required minimum TNE under DOC regulations. The Subordinated Credit Agreement also requires that the proceeds of certain sales of capital stock or subordinated debt issued by the Company be used to repay outstanding amounts under the Subordinated Credit Agreement.

On April 10, 1997, the Company completed a public offering of 3 million shares of its common stock, receiving net proceeds of $110.1 million which were used to pay down outstanding indebtedness under the Subordinated Credit Agreement. Additionally, as part of this offering, the

Foundation (See Note 3 to the Quarterly Financial Statements) sold 8.5 million shares of WellPoint common stock for which the Company received no proceeds.

In July 1996, the Company filed a registration statement relating to the issuance of $1.0 billion of senior or subordinated unsecured indebtedness. As of March 31, 1997, no indebtedness had been issued pursuant to this registration statement.

The Company believes that cash flow generated by operations, its cash and investment balances, its existing revolving credit facility and its debt registration statement will be sufficient to fund continuing operations and expected capital requirements for the foreseeable future.

FACTORS THAT MAY AFFECT FUTURE RESULTS OF OPERATIONS

Certain statements contained herein, such as statements concerning potential or future loss ratios, expected membership attrition as the Company continues to integrate its recently acquired operations and other statements regarding matters that are not historical facts, are forward-looking statements (as such term is defined in the Securities Exchange Act of 1934). Such statements involve a number of risks and uncertainties that may cause actual results to differ from those projected. Factors that can cause actual results to differ materially include, but are not limited to, those discussed below and those discussed from time to time in the Company's various filings with the Securities and Exchange Commission, including the Company's Annual Report on Form 10-K.

As part of the Company's business strategy, the Company has recently acquired substantial operations in new geographic markets. These businesses, which include substantial indemnity-based insurance operations, have experienced varying profitability or losses in recent periods. While the integration of these businesses into the Company has begun, there can be no assurances regarding the ultimate success of the Company's integration efforts or regarding the ability of the Company to maintain or improve the results of operations of these businesses as the Company pursues its strategy of motivating the acquired members to select managed care products. In order to implement this strategy, the Company will, among other things, need to develop satisfactory provider networks and information systems, which will require considerable expenditures by the Company in addition to the costs associated with the integration of these acquisitions. A portion of these expenditures will be reflected in the Company's results of operations. The Company's results of operations could be adversely affected in the event that the Company fails to develop such provider networks and information systems or is otherwise unable to implement fully its expansion strategy.

The Company's operations are subject to substantial regulation by Federal, state and local agencies in all jurisdiction in which the Company now operates. Many of these agencies have increased their scrutiny of managed health care companies in recent periods. Future regulatory actions by any such agencies may have a material adverse affect on the Company's business. In addition, numerous proposals related to health care reform are being considered at the Federal and state levels. Many of these proposals relate to mandated coverage or benefits with respect to specified illnesses or procedures. There can be no assurance that compliance with recently enacted or future legislation will not have a material adverse affect on WellPoint's claims expense, its financial condition or results of operations.

The Company's future results will depend in large part on accurately predicting health care costs and upon the Company's ability to control future health care costs through underwriting criteria, utilization management and negotiation of favorable provider contracts. Changes in utilization rates, demographic characteristics, health care practices, inflation, new technologies, clusters of high-cost, the regulatory environment and numerous other factors are beyond the control of any health plan and may adversely affect the Company's ability to predict and control health care costs and claims, as well as the Company's financial condition or results of operations. Additionally, the Company faces competitive pressure to contain premium prices. Fiscal concerns regarding the continued viability of government sponsored programs such as Medicare and Medicaid may cause decreasing reimbursement rates for these programs. Any limitation on the Company's ability to increase or maintain its premium levels may adversely affect the Company's financial condition or results of operations.

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

The Company's two primary products ([a] managed care products and [b] management services products, including specialty managed care services) are marketed through two internal business units which are organized on a geographic basis, Blue Cross of California and UNICARE. The geographic business units are divided further into individual and small group businesses versus larger employers because of the distinctive differences in the focus needed in targeting each of these markets. The combined cost ratios (medical costs and expenses) for the small group and individual businesses and the large group business vary due primarily to differing product mix between the managed care and management services products and different distribution costs. A greater percentage of small group and individual membership is comprised of higher risk managed care products, which tend to be more profitable than the lower risk managed care and management services products as a result of higher deductibles and co-payments and increased profit margins generally associated with increased underwriting risks. The group services membership is comprised primarily of capitated managed care products and management services products which result in lower margins as a result of the lower level underwriting risk related to the capitated products and the non-risk nature of the management services products. However, over the past three years, margin erosion has been greater in the individual and small group business than in the large group business primarily as a result of slower growth in membership, product mix change and greater competitive pressure on premium increases. The spread between the profitability of the individual and small group business and large group business in California was 8.4% and 10.4% for the quarter ended March 31, 1997 and 1996, respectively.

                           PART II. OTHER INFORMATION




ITEM 5.   Other Information

          See Note 3 - Acquisitions and Recapitalization.

ITEM 6. Exhibits and Reports on Form 8-K

         (a)      Exhibits

         Exhibit
         Number        Exhibit
         ------        -------
          2.01         Amended and Restated Recapitalization Agreement dated as
                       of March 31, 1995 by and among the Registrant, Blue Cross
                       of California, Western Health Partnerships and Western
                       Foundation for Health Improvements, incorporated by
                       reference to Exhibit 2.1 of Registrant's Form S-4 dated
                       April 8, 1996

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

         Exhibit
         Number        Exhibit
         ------        -------
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

          10.08 Undertakings dated January 7, 1993 by BCC, the Registrant and the Registrant's subsidiaries to the California
                       Department of Corporations, incorporated by reference to
                       Exhibit 10.24 of Registrant's Form S-1 Registration
                       Statement No. 33-54898

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

         Exhibit
         Number        Exhibit
         ------        -------
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

          10.15        Special Executive Retirement Plan dated as of March 29,
                       1993 among BCC, the Registrant and Leonard D. Schaeffer, incorporated by reference to Exhibit 10.19 of Registrant's Form 10-K for the fiscal year ended December
                       31, 1992

          10.16 Form of Indemnification Agreement between the Registrant and its Directors and Officers, incorporated by reference to Exhibit 10.17 of the Registrant's Form S-1
                       Registration Statement No. 33-54898

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
                       Plan as amended January 5, 1995, incorporated by reference to Exhibit 10.33 of Registrant's Form 10-K for the fiscal year ended December 31, 1994

         Exhibit
         Number        Exhibit
         ------        -------
          10.21        Form of Officer Severance Agreement of the Registrant,
                       incorporated by reference to Exhibit 10.32 of
                       Registrant's Form 10-K for the fiscal year ended December
                       31, 1994

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

         Exhibit
         Number        Exhibit
         ------        -------
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

         Exhibit
         Number        Exhibit
         ------        -------
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

         Exhibit
         Number        Exhibit
         ------        -------
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

          10.50 Employment Agreement dated as of January 22, 1997, by and between the Registrant and Leonard D. Schaeffer

          10.51 Modification Agreement dated as of November 26, 1996 by and between the Registrant California HealthCare
                       Foundation

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

          10.55        Blue Cross Affiliate License Agreement by and between BC
                       Life & Health Insurance Company and the BCBSA

          10.54        Blue Cross Affiliate License Agreement Applicable to Life
                       Insurance Companies by and between BC Life & Health
                       Insurance Company and the BCBSA

          10.55        Second Amendment dated as of April 21, 1997 to
                       Registrant's Credit Agreement dated as of May 15, 1996

          10.56        Third Amendment dated as of April 21, 1997 to
                       Registrant's Credit Agreement dated as of May 15, 1996

          10.57        Second Amendment dated as of April 21, 1997 to
                       Registrant's Subordinated Term Loan Agreement dated as of November 21, 1996

          27.1         Financial Data Schedule


         (b)      Reports on Form 8-K

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

         A current report on Form 8-K was filed on March 14, 1997, which reported that the Company had completed the acquisition of the Group Benefits Operations (the "GBO") of John Hancock Mutual Life Insurance Company on March 1, 1997.

         An Amendment No. 1 on Form 8-K/A was filed on May 14, 1997, which provided audited historical financial statements for the GBO as of and for the year ended December 31, 1996 and unaudited pro forma financial statements for the Company as of and for the year ended December 31, 1996.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                     WELLPOINT HEALTH NETWORKS INC.
                                     Registrant


Date: May 15, 1997                   By: \s\   LEONARD D. SCHAEFFER
                                        ---------------------------------------
                                         Leonard D. Schaeffer
                                         Chairman of the Board of Directors
                                         and Chief Executive Officer



Date: May 15, 1997                   By: \s\   HOWARD G. PHANSTIEL
                                        ---------------------------------------
                                         Howard G. Phanstiel
                                         Executive Vice President
                                         Finance and Information Services



Date: May 15, 1997                   By: \s\  S. LOUISE MCCRARY
                                        ---------------------------------------
                                         S. Louise McCrary
                                         Vice President and
                                         Chief Accounting Officer