Form 10-Q
period 1997-06-30
WELLPOINT HEALTH NETWORKS INC /CA/
filed 1997-08-14
CIK 1013220

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q
(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1997

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the transition period from ______ to _______

                        COMMISSION FILE NUMBER 001-13803

                         WELLPOINT HEALTH NETWORKS INC.
             (Exact name of registrant as specified in its charter)

            DELAWARE                                   95-4635504
 (State or other jurisdiction of               (IRS Employer Identification No.)
 incorporation or organization)

21555 OXNARD STREET, WOODLAND HILLS, CALIFORNIA                     91367
    (Address of principal executive offices)                      (Zip Code)

        Registrant's telephone number, including area code (8L8) 703-4000

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

        Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

            TITLE OF EACH CLASS                OUTSTANDING AT AUGUST 13, 1997
            -------------------                ------------------------------
       Common Stock, $0.0l par value                  69,623,169 shares

                         WELLPOINT HEALTH NETWORKS INC.
                          SECOND QUARTER 1997 FORM 10-Q
                                TABLE OF CONTENTS


PART I.  FINANCIAL INFORMATION
                                                                                                        PAGE
                                                                                                        ----

    ITEM 1.       Financial Statements

                  Consolidated Balance Sheets as of June 30, 1997 and
                       December 31, 1996.................................................................. 1

                  Consolidated Income Statements for the Three and Six Months
                       Ended June 30, 1997 and 1996....................................................... 2


                  Consolidated Statement of Changes in Stockholders' Equity
                       for the Six Months Ended June 30, 1997............................................. 3


                  Consolidated Statements of Cash Flows for the
                       Six Months Ended June 30, 1997 and 1996............................................ 4


                  Notes to Consolidated Financial Statements.............................................. 5

    ITEM 2.       Management's Discussion and Analysis of
                       Financial Condition and Results of Operations..................................... 11

PART II.  OTHER INFORMATION

    ITEM 2.       Changes in Securities.................................................................. 27

    ITEM 4.       Submission of Matters to a Vote of Securityholders..................................... 28

    ITEM 5.       Other Information...................................................................... 29

    ITEM 6.       Exhibits and Reports on Form 8-K....................................................... 30

SIGNATURES............................................................................................... 40

ITEM 1.  Financial Statements

                         WELLPOINT HEALTH NETWORKS INC.
                           Consolidated Balance Sheets


(In thousands, except share data)                                                     June 30,           December 31,
                                                                                        1997                1996
                                                                                    -------------       -------------
ASSETS                                                                               (unaudited)
Current Assets:
     Cash and cash equivalents                                                      $     381,685       $     313,256
     Investment securities, at market value                                             2,180,456           1,728,305
     Receivables, net                                                                     548,774             401,300
     Deferred tax assets                                                                   68,227              67,147
     Other current assets                                                                  40,206              28,463
                                                                                    -------------       -------------
        Total Current Assets                                                            3,219,348           2,538,471
Property and equipment, net                                                                98,363              82,720
Intangible assets                                                                         692,071             552,279
Long-term investments                                                                     125,711             123,931
Deferred tax assets                                                                        73,364              57,830
Other non-current assets                                                                   50,191              50,311
                                                                                    -------------       -------------
                Total Assets                                                        $   4,259,048       $   3,405,542
                                                                                    =============       =============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
     Medical claims payable                                                         $     731,165       $     667,540
     Loss and loss adjustment expense reserves                                            106,402             102,152
     Reserves for future policy benefits                                                   43,848              13,001
     Unearned premiums                                                                    181,908             160,036
     Accounts payable and accrued expenses                                                319,232             251,480
     Experience rated and other refunds                                                   237,687             146,882
     Income taxes payable                                                                  99,729              99,086
     Other current liabilities                                                            308,466             118,303
                                                                                    -------------       -------------
        Total Current Liabilities                                                       2,028,437           1,558,480
Accrued postretirement benefits                                                            62,800              61,086
Loss and loss adjustment expense reserves, non-current                                    137,642             131,079
Reserves for future policy benefits, non-current                                          405,402              91,507
Long-term debt                                                                            464,000             625,000
Other non-current liabilities                                                              75,096              67,931
                                                                                    -------------       -------------
        Total Liabilities                                                               3,173,377           2,535,083
Stockholders' Equity:
     Preferred Stock - $0.01 par value, 50,000,000 shares
        authorized, none issued and outstanding                                              --                  --
     Common Stock - $0.01 par value, 300,000,000 shares authorized, 69,622,953 and 66,526,985 issued and outstanding at June 30, 1997 and
        December 31, 1996, respectively                                                       696                 665
     Additional paid-in capital                                                           875,973             761,879
     Unrealized valuation adjustment                                                       (8,925)             (9,994)
     Retained earnings                                                                    217,927             117,909
                                                                                    -------------       -------------
        Total Stockholders' Equity                                                      1,085,671             870,459
                                                                                    -------------       -------------
                Total Liabilities and Stockholders' Equity                          $   4,259,048       $   3,405,542
                                                                                    =============       =============


      See the accompanying notes to the consolidated financial statements.

                         WELLPOINT HEALTH NETWORKS INC.
                         Consolidated Income Statements
                                   (Unaudited)


(In thousands, except earnings per share)   Three Months Ended June 30,     Six Months Ended June 30,
                                            --------------------------      --------------------------
                                               1997            1996            1997            1996
                                            ----------      ----------      ----------      ----------
Revenues:
    Premium revenue                         $1,330,685      $  985,665      $2,499,523      $1,748,949
    Management services revenue                109,276          43,435         171,721          61,663
    Investment income                           45,648          36,359          85,997          72,429
                                            ----------      ----------      ----------      ----------
                                             1,485,609       1,065,459       2,757,241       1,883,041
Operating Expenses:
    Health care services and
      other benefits                         1,083,279         762,953       2,004,151       1,334,738
    Selling expense                             64,911          58,261         124,681         107,727
    General and administrative expense         231,533         143,491         412,100         235,765
    Nonrecurring costs                           8,028            --            14,535            --
                                            ----------      ----------      ----------      ----------
                                             1,387,751         964,705       2,555,467       1,678,230
                                            ----------      ----------      ----------      ----------
Operating Income                                97,858         100,754         201,774         204,811
    Interest expense                             9,845          10,923          20,613          10,923
    Other expense, net                           5,195           6,169          13,064           9,181
                                            ----------      ----------      ----------      ----------

Income before Provision for
    Income Taxes                                82,818          83,662         168,097         184,707
    Provision for income taxes                  33,555          33,890          68,079          74,822
                                            ----------      ----------      ----------      ----------
Net Income                                  $   49,263      $   49,772      $  100,018      $  109,885
                                            ==========      ==========      ==========      ==========

Earnings Per Share                          $     0.70      $     0.75      $     1.46            1.66
                                            ==========      ==========      ==========      ==========

Weighted Average Common
    Shares Outstanding                          70,007          66,396          68,276          66,381


      See the accompanying notes to the consolidated financial statements.

                         WELLPOINT HEALTH NETWORKS INC.
            Consolidated Statement of Changes in Stockholders' Equity
                                   (unaudited)


(In thousands)                                         Common Stock        Additional   Unrealized
                                     Preferred   -----------------------    Paid-in     Valuation      Retained
                                       Stock       Shares       Amount      Capital     Adjustment     Earnings        Total
                                    ----------   ----------   ----------   ----------   ----------    ----------    ----------

Balance as of December 31, 1996     $      --        66,527   $      665   $  761,879   $   (9,994)   $  117,909    $  870,459

    Net income                                                                                           100,018       100,018

    Net proceeds from common
      stock offering                                  3,000           30      110,310                                  110,340

    Stock issued under Company's
      stock option / award plan                          96            1        3,784                                    3,785

    Change in unrealized valuation
       adjustment on investment
       securities, net of tax                                                                1,069                       1,069
                                    ----------   ----------   ----------   ----------   ----------    ----------    ----------

Balance as of June 30, 1997         $     --         69,623   $      696   $  875,973   $   (8,925)   $  217,927    $1,085,671
                                    ==========   ==========   ==========   ==========   ==========    ==========    ==========


      See the accompanying notes to the consolidated financial statements.

                         WELLPOINT HEALTH NETWORKS INC.
                      Consolidated Statements of Cash Flows
                                   (unaudited)


(In thousands)                                                                Six Months Ended June 30,
                                                                           -----------------------------
                                                                               1997              1996
                                                                           -----------       -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                               $   100,018       $   109,885
  Adjustments to reconcile net income to net cash
    provided by operating activities:
     Depreciation and amortization, net of accretion                            28,473            16,895
     Gains on sales of assets, net                                             (14,199)           (9,153)
     (Provision) benefit  for deferred income taxes                             (2,304)            3,008
     Amortization of deferred gain on sale of building                          (2,213)             (369)
     (Increase) decrease in certain assets, net of acquisitions:
        Receivables, net                                                       (28,204)           14,010
        Other current assets                                                    (5,068)           25,474
        Other non-current assets                                                   120           (52,860)
     Increase (decrease) in certain liabilities, net of acquisitions:
        Medical claims payable                                                 (20,765)            6,138
        Loss and loss adjustment expense reserves                               10,813            29,834
        Reserves for future policy benefits                                     66,435              --
        Unearned premiums                                                      (12,631)           14,459
        Accounts payable and accrued expenses                                   64,517            (1,334)
        Experience rated and other refunds                                       3,016            (8,756)
        Income taxes payable and other current liabilities                      24,815           (13,989)
        Accrued postretirement benefits                                          1,714             1,553
        Other non-current liabilities                                            9,378            17,905
                                                                           -----------       -----------
            Net cash provided by operating activities                          223,915           152,700
                                                                           -----------       -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Investments purchased                                                     (1,258,433)         (395,054)
  Proceeds from investments sold                                               767,251           308,750
  Proceeds from matured investments                                             55,445            33,714
  Property and equipment purchased, net                                        (17,267)          (15,673)
  Additional investment in subsidiaries                                        (17,584)             --
  Purchase of subsidiaries, net of cash acquired                               361,977          (412,314)
                                                                           -----------       -----------
            Net cash used in investing activities                             (108,611)         (480,577)
                                                                           -----------       -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from long-term debt                                                150,000           775,000
   Repayment of long-term debt                                                (311,000)          (45,000)
   Net proceeds from common stock offering                                     110,340              --
   Proceeds from issuance of stock under option/award plan                       3,785             4,025
   Recapitalization (see Note 3)                                                  --            (995,000)
                                                                           -----------       -----------
            Net cash used in financing activities                              (46,875)         (260,975)
                                                                           -----------       -----------
Net increase (decrease) in cash and cash equivalents                            68,429          (588,852)
Cash and cash equivalents at beginning of period                               313,256         1,069,631
                                                                           -----------       -----------
Cash and cash equivalents at end of period                                 $   381,685       $   480,779
                                                                           ===========       ===========


      See the accompanying notes to the consolidated financial statements.

                         WELLPOINT HEALTH NETWORKS INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


1.   ORGANIZATION

     WellPoint Health Networks Inc. (the "Company" or "WellPoint"), one of the nation's largest publicly traded managed health care companies, is organized under the laws of Delaware and holds the exclusive license for the right to use the Blue Cross name and related service marks in California. The Company has medical members in all 50 states and the District of Columbia.

     On August 4, 1997, the Company completed its plan to reincorporate in Delaware (the "Reincorporation") through the formation of a new holding company structure. The Reincorporation involved a merger among the Company, WellPoint Health Networks Inc., a California corporation ("WellPoint California") and WLP Acquisition Corp. (the "Merger Subsidiary"), a wholly owned subsidiary of the Company. Merger Subsidiary was merged with and into WellPoint California, and WellPoint California's shareholders became shareholders of the Company. As a result of such merger, WellPoint California became a wholly owned subsidiary of the Company.

     The Company offers a diversified mix of managed care products, including health maintenance organizations ("HMOs"), preferred provider organizations ("PPOs"), point-of-service ("POS") plans, other hybrid plans and traditional indemnity products to the large and small employer, the individual and senior markets. The Company's managed care plans incorporate a full range of financial incentives and cost controls for both members and providers. The Company also provides a broad array of specialty and other products, including pharmacy, dental, utilization management, life, integrated workers' compensation, preventive care, disability, behavioral health, COBRA and flexible benefits account administration. In addition, the Company provides underwriting, actuarial services, network access, medical cost management, claims processing and administrative services to self-funded employers. The Company serves the health care needs of approximately 6.1 million medical members in HMOs, PPOs, POS, indemnity plans, and management services plans, and has approximately 13.4 million pharmacy members, 3.1 million dental members, 2.8 million utilization management members, 1.6 million life members, 1.1 million disability members and 664,000 behavioral health members as of June 30, 1997.

                         WELLPOINT HEALTH NETWORKS INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


2.   BASIS OF PRESENTATION

     The accompanying unaudited consolidated financial statements of WellPoint, in the opinion of management, reflect all material adjustments (which are of a normal recurring nature) necessary for the fair presentation of its financial condition as of June 30, 1997, the results of its operations for each of the three and six months ended June 30, 1997 and 1996, cash flows for each of the six months ended June 30, 1997 and 1996, and its statement of changes in stockholders' equity for the six months ended June 30, 1997. The results of operations for the interim periods presented are not necessarily indicative of the operating results for the full year.

     Reclassifications

     Certain amounts in the prior year consolidated financial statements have been reclassified to conform to the 1997 presentation.

3.   ACQUISITIONS AND RECAPITALIZATION

     Purchase of Group Benefits Operations of John Hancock Mutual Life Insurance Company and Life & Health Benefits Management Division of Massachusetts Mutual Life Insurance Company

     On March 1, 1997, the Company completed its acquisition of certain portions of the health and life related group benefits operations (the "GBO") of John Hancock Mutual Life Insurance Company for approximately $89.7 million in cash, subject to adjustment upon completion of a post-closing audit. The GBO focuses on the large employer segment (employers with 5,000 or more employees) and provides medical, life, dental as well as disability services to some of the largest employers in the nation.

     On March 31, 1996, the Company completed its acquisition of the Life and Health Benefits Management Division ("MMHD") of Massachusetts Mutual Life Insurance Company ("MassMutual"), which conducts business under the name UNICARE Life & Health Insurance Company, through the acquisition of its parent MassMutual Holding Company Two, Inc. The purchase price was $402.2 million which was funded with $340.2 million in cash and a Series A term note for $62.0 million, of which $20.0 million was outstanding at June 30, 1997. The acquired MMHD operations provide medical services to members in all 50 states, focusing on the mid-size employer market (groups of 251 to 5,000). In addition, the acquired MMHD operations also provide dental, life, pharmacy and disability services.

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

     approximately $132.7 million for the GBO and $251.0 million for MMHD and is being amortized on a straight-line basis over 35 years for both the GBO and MMHD.

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

     In accordance with the requirements of APB Opinion No. 16, Business Combinations, the following unaudited pro forma summary presents the results of operations of WellPoint as if the Recapitalization, and the acquisitions of the GBO, MMHD and the BCC Commercial Operations had occurred as of the beginning of each period presented. The pro forma adjustments made include the results of operations for the GBO, MMHD, and the BCC Commercial Operations for the period prior to their acquisition, interest expense on long-term debt incurred to fund the acquisitions and the Recapitalization, amortization of intangible assets, foregone interest on the net cash used for the acquisitions and a portion of the Recapitalization and the related income tax effect from the beginning of each period presented through the effective dates of the acquisitions and the Recapitalization. The pro forma financial information is presented for informational purposes only and may not be indicative of the results of operations as they would have been if WellPoint, the GBO, MMHD, and the BCC Commercial Operations had been a single entity during the three and six months ended June 30, 1997 and 1996, nor is it necessarily indicative of the results of operations which may occur in the future. Pro forma earnings per share for the three and six months ended June 30, 1997 is calculated based on 70.0 million and 68.3 million shares outstanding, respectively, and 66.4 million shares outstanding for the three and six months ended June 30, 1996.

                                          Three Months Ended                      Six Months Ended
                                          ------------------                      ----------------
     (In millions, except
     earnings per share)         June 30, 1997       June 30, 1996       June 30, 1997       June 30, 1996
                                 -------------       -------------       -------------       -------------

     Revenues                         $1,485.6            $1,310.1            $2,884.0            $2,638.5
     Net Income                          $49.3               $44.4               $96.3               $95.5
     Earnings Per Share                  $0.70               $0.67               $1.41               $1.44

                         WELLPOINT HEALTH NETWORKS INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


4.   LONG-TERM DEBT

     On March 17, 1997, the Company borrowed $150 million under its $200 million subordinated debt facility, bringing its total debt under this facility to $200 million as of such date. The Company in turn used these proceeds to pay down its revolving credit facility. The Company paid down $110 million on the subordinated debt facility in April 1997 from the proceeds of its April 1997 common stock offering (Note 5). The $90 million remaining outstanding under this facility at June 30, 1997 was repaid on July 1, 1997 with borrowings under the revolving credit facility.

5.   COMMON STOCK

     On April 10, 1997, the Company completed a public offering for the sale of 3 million shares of its common stock at $38.00 per share, for which the Company received net proceeds of $110.3 million. The Foundation sold 8.5 million shares of WellPoint common stock in such offering, for which the Company received no proceeds. Under the terms of the Company's $200 million subordinated debt facility, the Company was required to use the proceeds of this offering to repay outstanding indebtedness under this facility.

6.   EARNINGS PER SHARE

     Earnings per share is determined by dividing net income by the weighted average number of shares outstanding during the period, and for the three and six months ended June 30, 1997 include common stock equivalents. For the three and six months ended June 30, 1996, common stock equivalents did not have a dilutive effect on the weighted average number of shares outstanding. Earnings per share for the three and six months ended June 30, 1996 has been calculated using 66.4 million shares, the number of shares outstanding immediately following the Recapitalization, to give effect to the two-for-three share exchange that occurred as part of the Recapitalization, plus the weighted average number of shares issued since the Recapitalization.

7.   NEW PRONOUNCEMENTS

     The Financial Accounting Standards Board recently issued Statement of Financial Accounting Standards No. 128, "Earnings Per Share." This Statement is effective for financial statements issued for periods ending after December 15, 1997; earlier application is not permitted. SFAS No. 128 requires the computation and presentation of basic and diluted earnings per share ("EPS"). Basic EPS will be computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding. Common stock equivalents are not considered in the basic EPS. As the Company did not have any common stock equivalents until May 20, 1996, and had no dilutive common stock equivalents from this

                         WELLPOINT HEALTH NETWORKS INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


7.   NEW PRONOUNCEMENTS, CONTINUED

     date through March 31, 1997, the Company's basic and diluted EPS calculation for all periods through March 31, 1997 would be the same as the earnings per share amounts reflected in these and prior financial statements. Beginning with the second quarter 1997 and for the remainder of the fiscal year, the Company anticipates that common stock equivalents will have a dilutive impact on shares outstanding. As a result, the shares used to compute basic EPS under SFAS No. 128 will differ by the effect of common stock equivalents, and the impact for each of the three and six months ended June 30, 1997 would be an increase in basic EPS of $0.01. The diluted EPS under SFAS No. 128 would be the same as the EPS disclosed in these financial statements.

     In June 1997, the FASB issued SFAS No. 130, "Reporting Comprehensive Income". The standard will require all companies to present all non-owner changes in equity, e.g. market value adjustments to investments and adjustments to the minimum pension liability, in a full set of financial statements. The new rules will be effective beginning first quarter of 1998 and companies will only be required to report total comprehensive income for interim periods.

     Also in June 1997, the FASB issued SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information". The standard requires that companies disclose "operating segments" based on the way management disaggregates the company for making internal operating decisions. The new rules will be effective for the 1998 fiscal year. Abbreviated quarterly disclosure will be required beginning first quarter of 1999, with both 1999 and 1998 information.

     At this time, the Company is assessing the effect of SFAS. No. 130 and 131 on the financial statements of the Company.

8.   CONTINGENCIES

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

GENERAL

WellPoint Health Networks Inc. (the "Company" or "WellPoint") is one of the nation's largest publicly traded managed health care companies, with approximately 6.1 million medical members, 13.4 million pharmacy members, 3.1 million dental members, 2.8 million utilization management members, 1.6 million life members, 1.1 million disability members and 664,000 behavioral health members as of June 30, 1997. The Company offers a diversified mix of managed care products, including health maintenance organizations ("HMOs"), preferred provider organizations ("PPOs"), point-of-service ("POS") plans, other hybrid plans and traditional indemnity products. The Company also offers a broad array of specialty products, including pharmacy, dental, utilization management, life, integrated workers' compensation, preventive care, disability, behavioral health, COBRA and flexible benefits account administration. In addition, WellPoint offers managed care services for self-funded employers, including claims processing, actuarial services, network access, medical cost management and other administrative services.

Delaware Reincorporation

On August 4, 1997, the Company completed its plan to reincorporate in Delaware (the "Reincorporation") through the formation of a new holding company structure. The Reincorporation involved a merger among the Company, WellPoint Health Networks Inc., a California corporation ("WellPoint California") and WLP Acquisition Corp. (the "Merger Subsidiary"), a wholly owned subsidiary of the Company. Merger Subsidiary was merged with and into WellPoint California, and WellPoint California's shareholders became stockholders of the Company. As a result of such merger, WellPoint California became a wholly owned subsidiary of the Company. The principal purpose of such reincorporation was to allow a restructuring of the Company and its various subsidiaries in order to improve the Company's capital as measured for BCBSA purposes.

Recent Acquisitions and May 1996 Recapitalization

On March 1, 1997, the Company completed its acquisition of certain portions of the Group Benefits Operations (the "GBO") of John Hancock Mutual Life Insurance Company. The purchase price was $89.7 million, subject to adjustment upon completion of a post-closing audit. The purchase method of accounting has been used to account for the acquisition of the GBO. The GBO targets large employers with 5,000 or more employees and currently provides benefits to approximately
1.3 million medical members, of which most are in health plans that are self-funded by employers. The GBO offers indemnity and PPO plans and also provides life, dental, pharmacy, utilization management and disability coverage to a variety of employer groups. The GBO has historically experienced a higher administrative expense ratio due to its higher percentage of management services business, which has contributed and may continue to contribute to an increase in the Company's overall administrative expense ratio in the current and future periods.

The Company expects to incur approximately $20.0 to $25.0 million of costs relating to this acquisition during the remainder of 1997 and throughout 1998, a portion of which is expected to be reflected in the Company's results of operations. The Company expects that it will experience material membership attrition of up to 30% of the GBO members as it pursues its strategy of motivating traditional indemnity health insurance members to select managed care products.

On March 31, 1996, the Company acquired the Life and Health Benefits Management Division ("MMHD") of Massachusetts Mutual Life Insurance Company (the "MMHD Acquisition"). The acquired MMHD operations focus on employers with 250 to 5000 employees and provide administrative services, PPO and indemnity insurance products. The Company has experienced some membership attrition and expects that it will experience further membership attrition on a combined basis of 10% or greater of its acquired MMHD members as it pursues its strategy of motivating members to select managed care products.

On May 20, 1996, the Company completed the Recapitalization, including the acquisition of the BCC Commercial Operations for $235.0 million in cash. The Recapitalization included the payment of a $995.0 million special dividend funded by $775.0 million in revolving debt and the remainder in cash (see Note 3 to the Quarterly Financial Statements for a description of the Recapitalization).

As a result of the GBO and MMHD acquisitions, the Company has significantly expanded its operations outside of California. In order to implement the Company's regional expansion strategy, the Company will need to develop satisfactory provider and sales networks and information systems, which will require additional expenditures by the Company. A portion of these expenditures will be reflected in the Company's results of operations.

Prior to their acquisitions by WellPoint, each of the GBO, MMHD, and the BCC Commercial Operations experienced a higher overall loss ratio than the Company. Due to the inclusion of these acquisitions, the Company's overall loss ratio will increase. The Company intends to consider a variety of measures aimed at controlling the respective loss ratios and reducing the financial risk of these acquired businesses, including the imposition of premium increases and changes in product design. There can be no assurances that the Company will be able to take such measures or, if such actions are taken, that they will be successful.

In recent periods, the Company has gained increased membership in its California large group and Medicaid businesses. The Company's overall loss ratio may increase as the Company expands these businesses, both of which have generally higher loss ratios than the Company's individual and small group businesses.

A variety of health care reform measures are currently pending or have been recently enacted at the Federal and state levels. Recent Federal legislation seeks, among other things, to insure the portability of health coverage and mandates minimum maternity hospital stays. These and other proposed measures may have the effect of dramatically altering the regulation of the provision of health care and of increasing the Company's loss ratio. In May 1997, the Texas Legislature adopted Senate Bill No. 386 ("SB 386"). Among other things, this legislation purports to make managed care organizations ("MCOs") such as the Company liable for the failure by the MCO, its employees or agents to exercise ordinary care when making "health care treatment decisions" (as defined in SB
386). The legislation is effective as of September 1, 1997. It is too early to determine what effect, if any, this legislation may have on the Company. However, to the extent that the legislation (or similar legislation that may be subsequently adopted in other states) effectively expands the scope of liability of MCOs such as the Company, it may have a material adverse effect on the Company's results of operations and financial condition.

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

The Company's consolidated results of operations for the three months ended June 30, 1997 include a full quarter of earnings for its acquired operations, GBO, MMHD and the BCC Commercial Operations. The Company's consolidated results of operations for the six months ended June 30, 1997 include a full six months of earnings for MMHD and BCC Commercial Operations, and four months of earnings for the GBO. The results of operations for the three and six months ended June 30, 1996 include the results of MMHD for the period from April 1, 1996 to June 30, 1996 and BCC Commercial Operations for the period from May 20, 1996 to June 30, 1996.

The following table sets forth selected operating ratios. The loss ratio for health care services and other benefits is shown as a percentage of premium revenue. All other ratios are shown as a percentage of premium revenue and management services revenue combined.

                                            Three Months Ended       Six Months Ended
                                                 June 30,                 June 30,
                                            -----------------       -----------------
                                             1997        1996        1997        1996
                                            -----       -----       -----       -----
Operating Revenues:
   Premium revenue                           92.4%       95.8%       93.6%       96.6%
    Management services revenue               7.6         4.2         6.4         3.4
                                            -----       -----       -----       -----
                                            100.0       100.0       100.0       100.0
Operating Expenses:
   Health care services and other
        benefits (loss ratio)                81.4        77.4        80.2        76.3
   Selling expense                            4.5         5.7         4.7         6.0
  General and administrative expense         16.1        13.9        15.4        13.0

MEMBERSHIP

The following table sets forth membership data and the percent change in membership:


MEDICAL MEMBERSHIP:                               As of June 30,
                                            ------------------------
                                                                             Percent
GEOGRAPHY                                      1997           1996           Change
                                            ---------      ---------         ------

CALIFORNIA
   Group Services:
      HMO                                     738,656        643,554         14.8%
      PPO and Other                         1,336,703      1,190,155         12.3%
                                            ---------      ---------

         Total                              2,075,359      1,833,709         13.2%
                                            ---------      ---------

   Individual, Small Group and Senior:
      HMO                                     290,694        246,384         18.0%
      PPO and Other                         1,234,549      1,192,525          3.5%
                                            ---------      ---------

         Total                              1,525,243      1,438,909          6.0%
                                            ---------      ---------

   Medi-Cal HMO Programs                      267,939         49,717        438.9%
                                            ---------      ---------

Total California Medical Membership         3,868,541      3,322,335         16.4%
                                            ---------      ---------

TEXAS
   Group Services                             164,802         74,063        122.5%
   Individual, Small Group and Senior          50,423         12,948        289.4%
                                            ---------      ---------
         Total                                215,225         87,011        147.4%
                                            ---------      ---------

GEORGIA
   Group Services                              92,960         51,724         79.7%
   Individual, Small Group and Senior           5,437           --        N/A
                                            ---------      ---------
         Total                                 98,397         51,724         90.2%
                                            ---------      ---------

OTHER STATES
   Group Services                           1,884,281        782,603        140.8%
   Individual, Small Group and Senior           1,522           --        N/A
                                            ---------      ---------

         Total                              1,885,803        782,603      141.0 %
                                            ---------      ---------

TOTAL MEDICAL MEMBERSHIP (a)(b)             6,067,966      4,243,673         43.0%
                                            =========      =========

NETWORKS (c)
   Proprietary Networks                     3,674,522      3,154,376         16.5%
   Other Networks                           1,315,147        664,841         97.8%
   Non-Network                              1,078,297        424,456        154.0%
                                            ---------      ---------

TOTAL MEDICAL MEMBERSHIP                    6,067,966      4,243,673         43.0%
                                            =========      =========


(a) Medical membership includes 2,352,000 and 1,130,000 management services members as of June 30, 1997 and 1996, respectively, of which those management services members outside of California were 1,582,000 and 566,000, as of June 30, 1997 and 1996, respectively.
(b) As of June 30, 1997, total GBO medical membership was 1,285,842, of which 40,703 members were in California and 1,245,139 members were outside of California.
(c) Proprietary networks consist of California, Texas and other WellPoint developed networks. Other networks consist of third-party networks and networks owned by the company as a result of its recent acquisitions that incorporate provider discounts and some basic managed care elements. Non-network consists of fee for service and percentage-of-billed charges members.

                                  As of June 30,
                            --------------------------
                                                              Percent
                               1997             1996          Change
                            ----------      ----------        ------
SPECIALTY MEMBERSHIP:

Pharmacy                    13,418,747      11,942,099         12.4%
Dental                       3,083,854       1,466,640        110.3%
Utilization Management       2,839,228              --           N/A
Life                         1,629,087         735,378        121.5%
Disability                   1,147,704         111,015        933.8%
Behavioral Health              664,228         446,789         48.7%


The specialty membership as of June 30, 1997 includes the acquired GBO operations, which had approximately 297,000 pharmacy members, 1.4 million dental members, 1.9 million utilization management members, 919,000 life members and
1.0 million disability members.

COMPARISON OF RESULTS FOR THE SECOND QUARTER 1997 TO THE SECOND QUARTER 1996

Premium revenue increased 35.0% or $345.0 million to $1,330.7 million for the quarter ended June 30, 1997 from $985.7 million for the quarter ended June 30, 1996. The acquisitions of the GBO and the BCC Commercial Operations together contributed 53.4% of the overall premium revenue increase and accounted for $128.6 million and $55.5 million, respectively. Also contributing to increased premium revenue in 1997 was an increase in insured member months of 13.4%, excluding the GBO and including the BCC Commercial Operations from May 20, in both periods. Additionally, there was an increase in the per member per month premiums associated with several of the Company's medical products.

Management services revenue increased 151.8% or $65.9 million to $109.3 million for the quarter ended June 30, 1997 from $43.4 million for the quarter ended June 30, 1996. The increase was primarily due to $59.3 million and $1.7 million of management services revenue from the GBO and BCC Commercial Operations acquisitions, respectively, representing 92.6% of the increase. Also, contributing to the increase was a significant increase in the California large group management services membership and increases in pharmacy clinical fees and claims processing fees.

Investment income increased to $45.6 million for the quarter ended June 30, 1997 compared to $36.4 million for the quarter ended June 30, 1996. Net realized gains from equity securities increased $4.4 million to $7.8 million for the quarter ended June 30, 1997 in comparison to $3.4 million for the quarter ended June 30, 1996. Net interest and dividend income increased $6.6 million to $38.8 million for the quarter ended June 30, 1997 in comparison to $32.2 million for the quarter ended June 30, 1996, primarily due to increased interest income on the portfolios of acquired businesses and slightly higher yields in 1997 over 1996, offset by the foregone interest from cash and investments used to finance the GBO and BCC Commercial

COMPARISON OF RESULTS FOR THE SECOND QUARTER 1997 TO THE SECOND QUARTER 1996, CONTINUED

Operations acquisitions, the Recapitalization, and cash used for repayment of indebtedness under the Company's senior credit facility.

Health care services and other benefits expense increased 42.0% or $320.3 million to $1,083.3 million for the quarter ended June 30, 1997 from $763.0 million for the quarter ended June 30, 1996. The acquisitions of the GBO and the BCC Commercial Operations contributed 53.3% of the increase and accounted for $118.6 million and $52.2 million, respectively. Additionally, the aforementioned increase in insured member months of 13.4% resulted in increased claims expense.

The loss ratio for the quarter ended June 30, 1997 increased to 81.4% compared to 77.4% for the quarter ended June 30, 1996, primarily due to the incremental effect of the GBO acquisition and the BCC Commercial Operations on the Company's overall results. The acquired GBO and the BCC Commercial Operations have traditionally experienced a higher loss ratio than the Company's managed care products. Additionally, the MMHD operations experienced an increase in loss ratio in the second quarter of 1997 in comparison to the second quarter of 1996 due to higher actual claims incurred as a result of higher cost trends. Excluding all of the acquired operations of the GBO, MMHD and the BCC Commercial Operations for the quarters ended June 30, 1997 and 1996, the loss ratios would have been 76.8% and 76.6%, respectively.

Selling expense for the quarter ended June 30, 1997 increased 11.3% to $64.9 million compared to $58.3 million for the quarter ended June 30, 1996, corresponding with continued overall premium revenue growth. The selling expense ratio for the quarter ended June 30, 1997 decreased to 4.5% from 5.7% for the quarter ended June 30, 1996, largely due to the acquisition of the GBO, which has a lower selling expense ratio than the Company's existing business due to utilization of an internal sales force, and the BCC Commercial Operations, which has no selling expense. Excluding all of the acquired operations of the GBO, MMHD and the BCC Commercial Operations for the quarters ended June 30, 1997 and 1996, the selling expense ratio would have been 5.9% and 6.4%, respectively. The Company experienced slight decreases in the current quarter's selling expense as a percentage of revenue for certain medical products in comparison to the same quarter in the prior year. The Company's growth in Medi-Cal and large group medical products had a more significant impact on lowering the selling expense ratio as a result of its lower associated selling costs in comparison to individual and small group products.

General and administrative expense for the quarter ended June 30, 1997 increased 61.3% or $88.0 million to $231.5 million for the quarter ended June 30, 1997 from $143.5 million for the quarter ended June 30, 1996. The acquisitions of the GBO and the BCC Commercial Operations accounted for 68.0% of the increase and contributed $56.9 million and $2.9 million, respectively. Additional increases resulted from costs associated with increased membership growth, primarily related to medical products, including Medi-Cal business, and

COMPARISON OF RESULTS FOR THE SECOND QUARTER 1997 TO THE SECOND QUARTER 1996, CONTINUED

the national expansion efforts. Corresponding with the national expansion efforts, the Company also incurred additional information systems and service costs which are anticipated to continue as the Company expands its national business.

The administrative expense ratio increased to 16.1% for the quarter ended June 30, 1997, compared to 13.9% for the quarter ended June 30, 1996, primarily due to the increased administrative expense associated with the GBO acquisition and with the Company's continued investment in national expansion, including network development costs. The GBO has historically had higher administrative expense ratios than the Company's traditional California-based businesses, due to its higher percentage of management services business. The above increases were partially offset by the BCC Commercial Operations' lower administrative expense ratio. The administrative expense ratio, excluding the GBO and including the BCC Commercial Operations from May 20, in both periods, was 14.4% and 13.9% for the quarters ended June 30, 1997 and 1996, respectively.

The $8.0 million nonrecurring costs for the quarter ended June 30, 1997 related primarily to the write down of the Dental Service Organization practices and discontinuance of The Company's Medical Services Organization in Santa Barbara and San Luis Obispo.

Interest expense was $9.8 million for the quarter ended June 30, 1997 and $10.9 million for the quarter ended June 30, 1996. The interest expense in 1997 and 1996 related to the Company's long-term indebtedness, of which $464 million was outstanding at June 30, 1997. The weighted average interest rate for all debt for the quarter ended June 30, 1997, including the fees associated with the borrowings and interest rate swaps, was 7.5%.

WellPoint's net income for the quarter ended June 30, 1997 was $49.3 million, or $0.70 per share, compared to $49.8 million, or $0.75 per share, for the quarter ended June 30, 1996. Earnings per share for the quarters ended June 30, 1997 and 1996 are based on 70.0 million shares and 66.4 million shares, respectively. Earnings per share is determined by dividing net income by the weighted average number of shares outstanding during the period, and for the three months ended June 30, 1997 include common stock equivalents. For the three months ended June 30, 1996, common stock equivalents did not have a dilutive effect on the weighted average number of shares outstanding. Earnings per share for the three months ended June 30, 1996 have been calculated using 66.4 million shares, the number of shares outstanding immediately following the Recapitalization, to give effect to the two-for-three share exchange that occurred as part of the Recapitalization, plus the weighted average number of shares issued since the Recapitalization. Weighted average common shares outstanding increased for the quarter ended June 30, 1997 due to the public offering in April 1997 of 3 million shares of the Company's common stock and the inclusion of 696,000 common stock equivalents related to the Company's stock option plans.

COMPARISON OF RESULTS FOR THE SIX MONTHS ENDED JUNE 30, 1997 TO THE SIX MONTHS ENDED JUNE 30, 1996

Premium revenue increased 42.9% or $750.6 million to $2,499.5 million for the six months ended June 30, 1997 from $1,748.9 million for the six months ended June 30, 1996. The acquisitions of the GBO, MMHD, and the BCC Commercial Operations contributed 63.8% of the overall premium revenue increase and accounted for $168.4 million, $163.0 million and $147.7 million, respectively. Also, contributing to increased premium revenue in 1997 was an increase in insured member months of 18.2%, excluding the GBO for both periods, MMHD for the first quarter of 1997, and including the BCC Commercial Operations from May 20 (its date of acquisition) in both periods. Additionally, there was an increase in the per member per month revenues associated with several of the Company's medical products.

Management services revenue increased 178.3% or $110.0 million to $171.7 million for the six months ended June 30, 1997 from $61.7 million for the six months ended June 30, 1996. The increase was primarily due to $77.3 million, $18.9 million and $3.8 million of management services revenue related to the acquisitions of the GBO, MMHD and the BCC Commercial Operations, respectively, representing 90.9% of the increase. Also, contributing to the increase was an increase in the California large group management services membership and increases in pharmacy clinical fees and claims processing fees.

Investment income increased to $86.0 million for the six months ended June 30, 1997 compared to $72.4 million for the six months ended June 30, 1996. Net realized gains from equity securities increased $6.7 million to $15.0 million for the six months ended June 30, 1997 in comparison to $8.3 million for the six months ended June 30, 1996. Net interest and dividend income increased $8.6 million to $72.5 million for the six months ended June 30, 1997 in comparison to $63.9 million for the six months ended June 30, 1996, primarily due to increased interest income on the portfolios of acquired businesses and slightly higher yields in 1997 over 1996, partially offset by the foregone interest from cash and investments used to finance the GBO, MMHD and BCC Commercial Operations acquisitions, the Recapitalization, and cash used for repayment of indebtedness under the Company's senior credit facility.

Health care services and other benefits expense increased 50.2% or $669.5 million to $2,004.2 million for the first six months of 1997 from $1,334.7 million for the six months ended June 30, 1996. The acquisitions of the GBO, MMHD and the BCC Commercial Operations accounted for 64.6% of the increase and totaled $159.5 million, $133.9 million and $139.1 million, respectively. Additionally, the Company's health care benefits and other expenses in the six months ended June 30, 1997 increased in comparison to the prior six month period as a result of the aforementioned increase in insured member months of 18.2%.

The loss ratio for the first six months of 1997 increased to 80.2% compared to 76.3% in 1996. The acquired MMHD operations, the GBO and the BCC Commercial Operations have traditionally experienced a higher loss ratio than the Company. Excluding all of the acquired operations of MMHD, the GBO and the BCC Commercial Operations for the six months ended June 30, 1997 and 1996, the loss ratios would have been 76.2% and 75.8%, respectively.

COMPARISON OF RESULTS FOR THE SIX MONTHS ENDED JUNE 30, 1997 TO THE SIX MONTHS ENDED JUNE 30, 1996, CONTINUED

Selling expense for the six months ended June 30, 1997 increased 15.8% to $124.7 million compared to $107.7 million for the six months ended June 30, 1996, corresponding with continued overall premium revenue growth and an additional $6.2 million in selling expense attributable to the MMHD operations and the GBO. The selling expense ratio for the six months ended June 30, 1997 decreased to 4.7% from 6.0% for the six months ended June 30, 1996, largely due to the acquisition of the GBO and MMHD, which have lower selling expense ratios than the Company's existing business, and the BCC Commercial Operations, which has no selling expense. Excluding the acquisitions for the six months ended June 30, 1997 and 1996, the selling expense ratio would have been 5.9% and 6.3%, respectively. The Company experienced a slight decrease in selling expense in 1997 as a percentage of revenue for certain medical products in comparison to the prior six months ended June 30, 1996. The Company's growth in Medi-Cal and large group medical products had a more significant impact on lowering the selling expense ratio as a result of its lower associated selling costs in comparison to individual and small group products.

General and administrative expense for the six months ended June 30, 1997 increased 74.8% or $176.3 million to $412.1 million from $235.8 million for the same period in 1996. The acquisitions of the GBO, MMHD, and the BCC Commercial Operations accounted for 73.5% of the increase and contributed $76.8 million, $46.0 million and $6.7 million, respectively. The administrative expense ratio increased to 15.4% for the first six months of 1997 compared to 13.0% for the comparable period in 1996, primarily due to the increased administrative expense associated with the Company's continued investment in national expansion and the acquisition of the GBO and MMHD. The GBO and MMHD have historically had higher administrative expense ratios than the Company's traditional California-based businesses due to its higher percentage of management services business. The increase was partially offset by the BCC Commercial Operations' lower administrative expense ratio. The administrative expense ratio, excluding the GBO for both periods, MMHD for the first quarter of 1997, and including the BCC Commercial Operations from May 20 in both periods, was 13.5% and 13.0% for the six months ended June 30, 1997 and 1996, respectively.

The Company recorded $14.5 million of nonrecurring costs for the six months ended June 30, 1997, of which $8.0 million recorded in the second quarter of 1997 related primarily to the write down of the Dental Service Organization practices and discontinuance of our Medical Services Organization in Santa Barbara and San Luis Obispo. In addition, $6.5 million incurred in the first quarter of 1997 consisted of severance and stay bonuses associated with the GBO acquisition.

Interest expense increased 89.0% to $20.6 million for the six months ended June 30, 1997 in comparison to $10.9 million for the comparable period in the prior year. The increase is primarily due to interest on debt incurred as a result of the MMHD acquisition in March 1996 and the Recapitalization in May 1996 being included in the results of operations for the entire

COMPARISON OF RESULTS FOR THE SIX MONTHS ENDED JUNE 30, 1997 TO THE SIX MONTHS ENDED JUNE 30, 1996, CONTINUED

six months ended June 30, 1997 in comparison to a shorter period of time in the six months ended June 30, 1996. The weighted average interest rate for all debt for the six months ended June 30, 1997, including the fees associated with the borrowings and interest rate swaps, was 7.4%.

WellPoint's net income for the six months ended June 30, 1997 was $100.0 million or $1.46 per share compared to $109.9 million or $1.66 per share for the six months ended June 30, 1996. Earnings per share for the six months ended June 30, 1997 and 1996 are based on 68.3 million shares and 66.4 million shares, respectively. Earnings per share is determined by dividing net income by the weighted average number of shares outstanding during the period, and for the six months ended June 30, 1997 include common stock equivalents. For the six months ended June 30, 1996, common stock equivalents did not have a dilutive effect on the weighted average number of shares outstanding. Earnings per share for the six months ended June 30, 1996 has been calculated using 66.4 million shares, the number of shares outstanding immediately following the Recapitalization, to give effect to the two-for-three share exchange that occurred as part of the Recapitalization, plus the weighted average number of shares issued since the Recapitalization. For the six months ended June 30, 1997 the increase in shares outstanding primarily relates to the public offering of 3 million shares of the Company's common stock in April 1997 and the inclusion of 348,000 common stock equivalents related to the Company's stock option plans.

FINANCIAL CONDITION

The Company's consolidated assets increased by $853.5 million from $3,405.5 million as of December 31, 1996 to $4,259.0 million as of June 30, 1997. This represents a 25.1% increase and resulted primarily from the GBO acquisition as well as cash flows generated from operations. Cash and investments were $2.7 billion as of June 30, 1997, or 63.1% of total assets.

As of June 30, 1997, $464.0 million was outstanding under the Company's long-term debt facilities, compared to $625.0 million at December 31 1996. The decrease is primarily due to the repayments of $110.0 million of debt under the Subordinated Credit Agreement from the proceeds of the Company's April 1997 public stock offering and from cash flows from operations.

Equity totaled $1,085.7 million as of June 30, 1997, an increase of $215.2 million from December 31, 1996. The increase resulted primarily from net income of $100.0 million for the six months ended June 30, 1997, $110.3 million and $3.8 million in additional capital from the Company's public offering of 3 million shares and stock issuances under the Company's stock option/award plan, respectively, and $1.1 million in unrealized valuation adjustment on investment securities, net of tax.

LIQUIDITY AND CAPITAL RESOURCES

The Company's primary sources of cash are premium and management services revenues received and investment income. The primary uses of cash include health care claims and other benefits, capitation payments, income taxes, repayment of long-term debt, interest expense, broker and agent commissions and administrative expenses. In addition, to the foregoing, other uses of cash include costs of provider network and systems development, costs associated with the integration of acquired businesses and capital expenditures. The Company receives premium revenue in advance of anticipated claims for related health care services and other benefits. The Company's investment policies are designed to provide liquidity, preserve capital and maximize yield. Cash and investment balances maintained by the Company are sufficient to meet applicable regulatory financial stability and net worth requirements. As of June 30, 1997, the Company's investment portfolio consisted primarily of fixed maturity securities (which are primarily rated "A" or better by rating agencies) and equity securities.

Net cash flow provided by operating activities was $223.9 million for the six months ended June 30, 1997, compared with $152.7 million for the six months ended June 30, 1996. The positive cash flow from operations is due primarily to net income of $100.0 million, adjusted for certain operating liabilities such as increased reserves for future policy benefits of $66.4 million and accounts payable and accrued expenses of $64.5 million.

Net cash used in investing activities for the six months ended June 30, 1997 totaled $108.6 million, compared with net cash used in investing activities of $480.6 million for the six months ended June 30, 1996. The cash used in 1997 was attributable primarily to the purchase of investments for $1,258.4 million partially offset by the proceeds from investments sold and matured of $822.7 million and the net cash acquired from the GBO purchase of $362.0 million.

Net cash used in financing activities totaled $46.9 million for the six months ended June 30, 1997, compared to net cash used in financing activities of $261.0 million for the six months ended June 30, 1996. Borrowings and repayments on long-term debt totaled $150.0 million and $311.0 million, respectively, for the six months ended June 30, 1997, compared to borrowings and repayments of long-term debt of $775.0 million and $45.0 million, respectively, and dividend payments associated with the Recapitalization of $995.0 million for the six months ended June 30, 1996.

In connection with the Recapitalization, the Company entered into a $1.25 billion unsecured revolving credit facility. In April 1997, the Company amended this facility to decrease the maximum amount which could be borrowed to $1.0 billion. Borrowings under the credit facility bear interest at rates determined by reference to the bank's base rate or to the London Interbank Offered Rate ("LIBOR") plus a margin determined by reference to the Company's leverage ratio or the then-current rating of the Company's unsecured long-term debt by specified rating agencies. Borrowings under the credit facility are made on a committed basis or pursuant to an auction-bid process. The credit facility expires as of May 15, 2002, although it may be extended for an additional one-year period under certain circumstances. The credit agreement requires the Company to maintain certain financial ratios and contains restrictive covenants, including restrictions on the occurrence of additional indebtedness and the granting of certain liens, limitations on acquisitions and investments and limitations on changes in control. The total amount outstanding under the credit facility was $354.0 million as of June 30, 1997. The weighted average interest rate, including the facility and other fees and excluding the swap agreements, for the quarter and six months ended June 30, 1997 was 6.3% and 6.1%, respectively.

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

Prior to the Company's Delaware reincorporation, the Company held a license as a health care service plan under the California Knox-Keene Health Care Service Plan Act of 1975 (the "Knox-Keene Act"). As such, the Company was required to maintain minimum tangible net equity ("TNE") by the Company's primary regulator, the California Department of Corporations (the "DOC"), in addition to meeting minimum capital requirements prescribed by the Blue Cross Blue Shield Association (the "BCBSA"). As a DOC licensee, the Company used TNE in measuring capital for the BCBSA. The failure to meet a specified level (the "BCBSA
Minimum Capital") of the BCBSA's base capital requirement can subject the Company to certain corrective actions, while the failure to meet a lower specified level can result in the termination of the Company's license agreement with the BCBSA. As of June 30, 1997, the Company's TNE was in excess of the BCBSA's Minimum Capital requirement as well as the DOC TNE requirement. Upon completion of the Delaware reincorporation, the Company is no longer licensed under the Knox-Keene Act (WellPoint California remains as a DOC licensee) and, as a result, its capital for BCBSA purposes will be measured as GAAP equity. The principal purpose of the Company's Delaware reincorporation was to allow a restructuring of the Company and its various subsidiaries in order to improve the Company's capital as measured for BCBSA purposes.

Certain of the Company's subsidiaries are required to maintain minimum capital requirements prescribed by various regulatory agencies, including the California Department of Corporations, and the Department of Insurance in various states. As of June 30, 1997 the Company was in compliance with all minimum capital requirements.

On March 17, 1997, the Company borrowed $150.0 million under its subordinated debt agreement to ensure compliance with the Company's BCBSA capital requirements. As of March 31, 1997 the Company's total debt under this facility was $200 million. On April 10, 1997, the Company completed a public offering of 3 million shares of its common stock, receiving net proceeds of $110.3 million which were used to pay down outstanding indebtedness under the Company's subordinated debt agreement. Additionally, as part of this offering, the Foundation (See Note 3 to the Quarterly Financial Statements) sold 8.5 million shares of WellPoint common stock, for which the Company received no proceeds. On July 1, 1997, the Company repaid its remaining $90.0 million outstanding under the subordinated debt agreement with borrowings under the revolving credit facility.

In July 1996, the Company filed a registration statement relating to the issuance of $1.0 billion of senior or subordinated unsecured indebtedness. As of June 30, 1997, no indebtedness had been issued pursuant to this registration statement.

The Company believes that cash flow generated by operations, its cash and investment balances, supplemented by the Company's ability to borrow under its existing revolving credit facility and its debt registration will be sufficient to fund continuing operations and expected capital requirements for the foreseeable future.

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

As part of the Company's business strategy, the Company has recently acquired substantial operations in new geographic markets. These businesses, which include substantial indemnity- based insurance operations, have experienced varying profitability or losses in recent periods. While the integration of these businesses into the Company has begun, there can be no assurances regarding the ultimate success of the Company's integration efforts or regarding the ability of the Company to maintain or improve the results of operations of these businesses as the Company pursues its strategy of motivating the acquired members to select managed care products. In order to implement this strategy, the Company will, among other things, need to incur considerable expenditures for provider networks and information systems in addition to the costs associated with the integration of these acquisitions. The Company's results of operations could be adversely affected in the event that the Company is unable to implement fully its expansion strategy.

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

The Company's two primary products ([a] managed care products and [b] management services products, including specialty managed care services) are marketed in California primarily under the name Blue Cross of California and outside of California primarily under the name UNICARE. Further, the Company's individual and small group businesses versus larger employers have distinctive differences in the focus needed in targeting each of these markets. The combined cost ratios (medical costs and expenses) for the small group and individual businesses and the large group business vary due primarily to differing product mix between the managed care and management services products and different distribution costs. A greater percentage of small group and individual membership is comprised of higher risk managed care products, which tend to be more profitable than the lower risk managed care and management services products as a result of higher deductibles and co-payments and increased profit margins generally associated with increased underwriting risks. The group services membership is comprised primarily of capitated managed care products and management services products which result in lower margins as a result of the lower level underwriting risk related to the capitated products and the non-risk nature of the management services products.

However, over the past three years, margin erosion has been greater in the individual and small group business than in the large group business primarily as a result of slower growth in membership, product mix change and greater competitive pressure on premium increases. The spread between the profitability of the individual and small group business and large group business in California was 7.2% and 7.7% for the six months ended June 30, 1997 and 1996, respectively.

                           PART II. OTHER INFORMATION

ITEM 2.  Changes in Securities

On August 4, 1997, the Company completed its formation of a new Delaware holding company structure (the "Reincorporation"). The Reincorporation was effected through the merger (the "Merger") of WLP Acquisition Corp., a wholly owned subsidiary of the Company, with and into WellPoint California. As of result of the Merger, WellPoint California became a wholly owned subsidiary of the Company. The outstanding shares of WellPoint California Common Stock were automatically converted into an equivalent number of shares of WellPoint Delaware Common Stock in the Merger. Pursuant to Rule 145(a)(2) under the Securities Act of 1933, as amended (the "Act"), the issuance of WellPoint Delaware Common Stock in connection with the Merger was exempt from registration under the Act because the purpose of the Merger was to change the domicile of the Company from California to Delaware.

ITEM 4.  Submission of Matters to a Vote of Securityholders

On June 10, 1997, the annual meeting of shareholders of the Company was held. The agenda items for such meeting are shown below along with the vote of the Company's Common Stock with respect to such agenda items.

1. Election of three Class I Directors to serve until the 2000 Annual Meeting of Shareholders or the election of their successors.

           Nominee:      Roger E. Birk
                         Votes FOR: 64,289,564
                         Votes WITHHELD AUTHORITY: 712,490

           Nominee:      Elizabeth A. Sanders
                         Votes FOR: 63,801,283
                         Votes WITHHELD AUTHORITY: 1,200,771

           Nominee:      Sheila P. Burke
                         Votes FOR: 64,576,776
                         Votes WITHHELD AUTHORITY: 425,278

The terms of Leonard D. Schaeffer, David R. Banks, W. Toliver Besson, Stephen R. Davenport and Julie A. Hill continued after the meeting.

2. Proposal to approve a reincorporation in the State of Delaware pursuant to the formation of a Delaware holding company structure.

             Votes FOR:                               50,317,128
             Votes AGAINST:                           12,991,243
             Votes ABSTAIN:                               30,733
             Broker non-votes:                         1,662,950

3.   Proposal to approve an amendment to the Company's 1994 Stock Option/Award
     Plan.

             Votes FOR:                               46,144,779
             Votes AGAINST:                           18,376,589
             Votes ABSTAIN:                               36,795
             Broker non-votes:                           443,891

4. Ratification of the selection of Coopers & Lybrand LLP as the Company's independent public accountants for the fiscal year ending December 31, 1997.


             Votes FOR:                               64,802,893
             Votes AGAINST:                               11,169
             Votes ABSTAIN:                               11,251
             Broker non-votes:                           176,741

ITEM 5. OTHER INFORMATION

        On August 13, 1997, the Company announced the appointment of David C. Colby as Executive Vice President and Chief Financial Officer effective as of September 2, 1997. The Company also announced that Howard G. Phanstiel, Executive Vice President, Finance and Information Services, would be leaving the Company in mid-September 1997.

ITEM 6.  Exhibits and Reports on Form 8-K

         (a) Exhibits

         Exhibit
         Number       Exhibit
         ------       -------

         2.01     Amended and Restated Recapitalization Agreement dated as of
                  March 31, 1995 by and among the Registrant, Blue Cross of
                  California, Western Health Partnerships and Western Foundation for Health Improvement, incorporated by reference to Exhibit
                  2.1 of Registrant's Form S-4 dated April 8, 1996

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

         2.04 Agreement and Plan of Reorganization dated as of July 22, 1997 by and among the Registrant, WellPoint Health Networks Inc., a California corporation ("WellPoint California") and WLP
                  Acquisition Corp., incorporated by reference to Exhibit 99.1 of Registrant's Form 8-K filed on August 5, 1997

         3.01 Restated Certificate of Incorporation of the Registrant's incorporated by reference to Exhibit 3.1 of Registrant's Form
                  8-K filed on August 5, 1997.

         3.02 Bylaws of the Registrant, incorporated by reference to Appendix B to WellPoint California's Schedule 14A filed on May
                  8, 1997, File No. 333-03292-01

         3.03 Agreement of Merger dated as of July 22, 1997 by and among WellPoint California and WLP Acquisition Corp., incorporated by reference to Exhibit 3.3 Registrant's Form 8-K filed on August 5, 1997.

         4.01     Specimen of common stock certificate of WellPoint Health
                  Networks Inc., incorporated by reference to Exhibit 4.4 of Registrant's Registration Statement on Form S-3, Registration
                  No. 001-13083

         9.01 Voting Trust Agreement dated as of May 20, 1996, by and between the Registrant, Western Health Partnerships and
                  Wilmington Trust Company, incorporated by reference to Exhibit
                  99.2 of Registrant's Form 8-K dated May 20, 1996

         Exhibit
         Number       Exhibit
         ------       -------

         9.02     Amended and Restated Voting Trust Agreement dated as of August
                  4, 1997 by and among the California HealthCare Foundation (the
                  "Foundation") and Wilmington Trust Company, incorporated by reference to Exhibit 99.2 of Registrant's Form 8-K filed on August 5, 1997 (superseding Exhibit 9.01)

         10.01    Line of Business Assignment and Assumption Agreement dated as of February 1, 1993 among the Registrant, its subsidiaries and
                  BCC, incorporated by reference to exhibit 10.01 of
                  Registrant's Form 10-K for the fiscal year ended December 31,
                  1992

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

         Exhibit
         Number       Exhibit
         ------       -------

         10.09    Office Space Lease for Newbury Park, CA offices, dated January
                  13, 1993 between BCC and Metropolitan Life Insurance Company, incorporated by reference to Exhibit 10.12 of Registrant's
                  Form 10-K for the fiscal year ended December 31, 1992

         10.10    Office Space Lease for Calabasas, CA offices, dated August 26,
                  1992 between BCC and Lost Hills Office Partners, First
                  Amendment to Office Lease between Lost Hills Office Partners and BCC, dated November 1, 1992, and Subordination,
                  Non-Disturbance and Attornment Agreement, dated January 7,
                  1993, between BCC and DAG Management, incorporated by reference to Exhibit 10.13 of Registrant's Form 10-K for the fiscal year ended December 31, 1992

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

         Exhibit
         Number       Exhibit
         ------       -------

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

         10.29    Orders Approving Notice of Material Modification and
                  Undertakings dated September 7, 1995 by BCC, the Registrant and the Registrant's subsidiaries to the California Department of Corporations, incorporated by reference to Exhibit 10.47 of
                  Registrant's Form 10-Q for the quarter ended September 30,
                  1995

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

         10.32 Lease Agreement, dated as of January 1, 1996, by and between TA/Warner Center Associates II, L.P., and the Registrant
                  (supersedes Exhibit 10.05 and Exhibit 10.42), incorporated by reference to Exhibit 10.46 of Registrant's Form 10-K for the fiscal year ended December 31, 1995

         10.33    Letter, dated November 13, 1995, from the Registrant to Ronald
                  A. Williams regarding severance benefits, together with underlying Officer Severance Agreement, incorporated by reference to Exhibit 10.47 of Registrant's Form 10-K for the fiscal year ended December 31, 1995

         10.34    Letter, dated November 13, 1995 from the Registrant to D. Mark
                  Weinberg regarding severance benefits, together with underlying Officer Severance Agreement, incorporated by reference to Exhibit 10.48 of Registrant's Form 10-K for the fiscal year ended December 31, 1995

         10.35    Letter, dated November 13, 1995, from the Registrant to Thomas
                  C. Geiser regarding severance benefits, incorporated by reference to Exhibit 10.49 of Registrant's Form 10-K for the fiscal year ended December 31, 1995

         Exhibit
         Number       Exhibit
         ------       -------

         10.36 Amended and Restated Undertakings dated March 5, 1996 by BCC, the Registrant and the Registrant's Subsidiaries to the California Department of Corporations, incorporated by reference to Exhibit 99.1 of the Registrant's Current Report on Form 8-K dated March 5, 1996

         10.37    Senior Series A Term Note dated March 31, 1996 between the
                  Registrant and Massachusetts Mutual Life Insurance Company, incorporated by reference to Exhibit 10.53 of the Registrant's
                  Form 10-Q for the Quarter ended March 31, 1996

         10.38 Voting Agreement dated as of May 8, 1996 by and among the Registrant and Western Health Partnerships, incorporated by reference to Exhibit 99.3 of Registrant's Form 8-K dated May
                  20, 1996

         10.39 Share Escrow Agent Agreement dated as of May 20, 1996 by and between the Registrant and U.S. Trust Company of California,
                  N.A., incorporated by reference to Exhibit 99.4 of Registrant's Form 8-K dated May 20, 1996

         10.40 Registration Rights Agreement dated as of May 20, 1996 by and between the Registrant and Western Health Partnerships, incorporated by reference to Exhibit 99.5 of Registrant's Form
                  8-K dated May 20, 1996

         10.41 Blue Cross License Agreement effective as of May 20, 1996 by and among the Blue Cross and Blue Shield Association and the Registrant (supersedes Exhibit 10.09), incorporated by reference to Exhibit 99.6 of Registrant's Form 8-K dated May
                  20, 1996

         10.42    California Blue Cross License Addendum effective as of May 20,
                  1996 by and between the Blue Cross and Blue Shield Association and the Registrant, incorporated by reference to Exhibit 99.7 of Registrant's Form 8-K dated May 20, 1996

         10.43    Blue Cross Affiliated License Agreement effective as of May
                  20, 1996 by and between the Blue Cross and Blue Shield
                  Association and CaliforniaCare Health Plans, incorporated by reference to Exhibit 99.8 of Registrant's Form 8-K dated May
                  20, 1996

         10.44 Indemnification Agreement dated as of May 17, 1996 by and among the Registrant, WellPoint Health Networks Inc., a
                  Delaware corporation, and Western Health Partnerships, incorporated by reference to Exhibit 99.9 of Registrant's Form
                  8-K dated May 20, 1996

         Exhibit
         Number       Exhibit
         ------       -------

         10.45 Credit Agreement dated as of May 15, 1996 by and among the Registrant, Bank of America National Trust and Savings
                  Association, as Administrative Agent, NationsBank of Texas,
                  N.A., as Syndication Agent, Chemical Bank, as Documentation
                  Agent, and the Other Financial Institutions named therein, incorporated by reference to Exhibit 99.10 of Registrant's
                  Form 8-K dated May 20, 1996

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

         10.48    Amendment No. 1 dated as of June 28, 1996 to the Registrant's
                  Credit Agreement dated as of May 15, 1996, incorporated by reference to Exhibit 10.65 of Registrant's Form 10-Q for the quarter ended September 30, 1996

         10.49    Subordinated Term Loan Agreement dated as of November 21,
                  1996, by and among the Registrant, Bank of America and the other parties named therein, incorporated by reference to
                  Exhibit 99.1 to the Registrant's Current Report on Form 8-K filed December 12, 1996

         10.50 Employment Agreement dated as of January 22, 1997, by and between the Registrant and Leonard D. Schaeffer, incorporated by reference to Exhibit 10.50 of Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1996

         10.51 Modification Agreement dated as of November 26, 1996 by and between the Registrant California HealthCare Foundation, incorporated by reference to Exhibit 10.51 of Registrant's
                  Annual Report on Form 10-K for the fiscal year ended December
                  31, 1996

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

         10.54    Amendment No. 1 dated as of February 11, 1997 to Registrant's
                  Subordinated Term Loan Agreement dated as of November 21,
                  1996, incorporated by reference to Exhibit 10.54 of Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1996


         Exhibit
         Number       Exhibit
         ------       -------

         10.55    Blue Cross Affiliate License Agreement by and between BC Life
                  & Health Insurance Company and the BCBSA, incorporated by reference to Exhibit 10.55 of Registrant's Annual Report on
                  Form 10-K for the fiscal year ended December 31, 1996

         10.56    Blue Cross Affiliate License Agreement Applicable to Life
                  Insurance Companies by and between BC Life & Health Insurance
                  Company and the BCBSA, incorporated by reference to Exhibit
                  10.56 of Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1996

         10.57    Second Agreement dated as of April 21, 1997 to Registrant's
                  Credit Agreement dated as of May 15, 1996, incorporated by reference to Exhibit 10.55 of Registrant's Form 10-Q for the Quarter ended March 31, 1997

         10.58    Third Amendment dated as of April 21, 1997 to Registrant's
                  Credit Agreement dated as of May 15, 1996, incorporated by reference to Exhibit 10.56 of Registrant's Form 10-Q for the Quarter ended March 31, 1997

         10.59    Second Amendment dated as of April 21, 1997 to Registrant's
                  Subordinated Term Loan Agreement dated as of November 21,
                  1996, incorporated by reference to Exhibit 10.57 of Registrant's Form 10-Q for the Quarter ended March 31, 1997

         10.60    Amended and Restated Voting Agreement dated as of August 4,
                  1997 by and among the Registrant, WellPoint California and the Foundation incorporated by reference to Exhibit 99.3 of Registrant's Form 8-K filed on August 5, 1997 (superseding
                  Exhibit 10.38)

         10.61    Amended and Restated Share Escrow Agent Agreement dated as of
                  August 4, 1997 by and between the Registrant and U.S. Trust
                  Company of California, N.A., incorporated by reference to
                  Exhibit 99.4 of Registrant's Form 8-K filed on August 5, 1997
                  (superseding Exhibit 10.39)

         10.62    Amended and Restated Registration Rights Agreement dated as of
                  August 4, 1997 by and among the Registrant, WellPoint
                  California and the Foundation incorporated by reference to
                  Exhibit 99.5 of Registrant's Form 8-K filed on August 5, 1997
                  (superseding Exhibit 10.40)

         10.63 Blue Cross License Agreement effective as of August 4, 1997 by and among the Registrant and the Blue Cross Blue Shield
                  Association (the "BCBSA"), incorporated by reference to
                  Exhibit 99.6 of Registrant's Form 8-K filed on August 5, 1997
                  (superseding Exhibit 10.41)

         Exhibit
         Number       Exhibit
         ------       -------

         10.64    California Blue Cross License Addendum effective as of August
                  4, 1997 by and between the Registrant, Blue Cross of California and the BCBSA, incorporated by reference to Exhibit
                  99.7 of Registrant's Form 8-K filed on August 5, 1997
                  (superseding Exhibit 10.42)

         10.65 Blue Cross Controlled Affiliate License Agreement effective as of August 4, 1997 by and between the BCBSA and Blue Cross of California, incorporated by reference to Exhibit 99.8 of Registrant's Form 8-K filed on August 5, 1997 (superseding
                  Exhibit 10.43)

         10.66    Blue Cross Affiliate License Agreement effective as of August
                  4, 1997 by and between the BCBSA and BC Life & Health
                  Insurance Company, incorporated by reference to Exhibit 99.9 of Registrant's Form 8-K filed on August 5, 1997 (superseding
                  Exhibit 10.55)

         10.67 Blue Cross Controlled Affiliate License Agreement Applicable to Life Insurance Companies effective as of August 4, 1997 by and between the BCBSA and BC Life & Health Insurance Company, incorporated by reference to Exhibit 99.10 of Registrant's
                  Form 8-K filed on August 5, 1997 (superseding Exhibit 10.56)

         10.68    Fourth Amendment to Credit Agreement and Consent dated as of
                  July 21, 1997 by and among the Registrant, WellPoint
                  California, Bank of America National Trust and Savings
                  Association, as Administrative Agent, NationsBank of Texas,
                  N.A., as Syndication Agent, and Chase Manhattan Bank, as
                  Documentation Agent, and the other financial institutions named therein, incorporated by reference to Exhibit 99.11 to Registrant's Form 8-K filed on August 5, 1997

         10.69    Undertakings dated July 31, 1997 by the Registrant, WellPoint
                  California and WellPoint California Services, Inc. to the
                  California Department of Corporations, incorporated by reference to Exhibit 99.12 to Registrant's Form 8-K filed on August 5, 1997

         10.70 WellPoint Health Networks Inc. Stock Option/Award Plan, as amended through January 15, 1997, (incorporated by reference to Exhibit 99.1 to the Registrant's Registration Statement on
                  Form S-8), File No. 333-33013 (superseding Exhibit 10.31)

         10.71    WellPoint Health Networks Inc. Employee Stock Purchase Plan
                  (as amended and restated effective January 1, 1998)
                  (superseding Exhibit 10.47)

         11       Statement Re: Computation of Earnings Per Share

         27.1     Financial Data Schedule

         (b)      Reports on Form 8-K

         A current report on Form 8-K was filed on March 31, 1997, which reported that the Company had completed the acquisition of the Group Benefits Operation of John Hancock Mutual Life Insurance Company on March 1, 1997.

         An Amendment No. 1 on Form 8-K/A was filed on May 14, 1997, which provided audited historical financial statements for the GBO as of and for the year ended December 31, 1996 and unaudited pro forma financial statements for the Company as of and for the year ended December 31, 1996.

         A current report on Form 8-k was filed on August 5, 1997, which reported that the Company has completed the formation of a new Delaware holding company structure.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   WELLPOINT HEALTH NETWORKS INC.
                                   Registrant


Date: August 13, 1997              By: /s/ LEONARD D. SCHAEFFER
                                       -----------------------------------
                                       Leonard D. Schaeffer
                                       Chairman of the Board of Directors
                                       and Chief Executive Officer



Date: August 13, 1997              By: /s/ HOWARD G. PHANSTIEL
                                       -----------------------------------
                                       Howard G. Phanstiel
                                       Executive Vice President
                                       Finance and Information Services



Date: August 13, 1997              By: /s/ S. LOUISE MCCRARY
                                       -----------------------------------
                                       S. Louise McCrary
                                       Vice President and
                                       Chief Accounting Officer