Form 10-Q
period 1997-09-30
WELLPOINT HEALTH NETWORKS INC /DE/
filed 1997-11-14
CIK 1013220

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q
       (Mark One)

                  [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                         OF THE SECURITIES EXCHANGE ACT OF 1934

                   FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1997

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

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

        Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

      TITLE OF EACH CLASS                    OUTSTANDING AT NOVEMBER 7, 1997
      -------------------                    -------------------------------
  Common Stock, $0.0l par value                     69,716,241 shares

                         WELLPOINT HEALTH NETWORKS INC.
                          THIRD QUARTER 1997 FORM 10-Q
                                TABLE OF CONTENTS


PART I.  FINANCIAL INFORMATION


                                                                                    PAGE
                                                                                    ----
    ITEM 1.    Financial Statements

               Consolidated Balance Sheets as of September 30, 1997 and
                   December 31, 1996.................................................. 1

               Consolidated Income Statements for the Three and Nine Months
                   Ended September 30, 1997 and 1996.................................. 2

               Consolidated Statement of Changes in Stockholders' Equity
                   for the Nine Months Ended September 30, 1997....................... 3

               Consolidated Statements of Cash Flows for the
                   Nine Months Ended September 30, 1997 and 1996...................... 4

               Notes to Consolidated Financial Statements............................. 5

    ITEM 2.    Management's Discussion and Analysis of
                   Financial Condition and Results of Operations..................... 12

PART II.  OTHER INFORMATION

    ITEM 6.    Exhibits and Reports on Form 8-K...................................... 28

SIGNATURES .......................................................................... 38

ITEM 1.           Financial Statements

                         WELLPOINT HEALTH NETWORKS INC.
                           Consolidated Balance Sheets

(In thousands, except share data)                                               September 30,  December 31,
                                                                                     1997         1996
                                                                                 -----------   -----------
ASSETS                                                                           (unaudited)
Current Assets:
     Cash and cash equivalents                                                   $   284,397   $   313,256
     Investment securities, at market value                                        2,351,017     1,728,305
     Receivables, net                                                                602,495       401,300
     Deferred tax assets                                                              61,641        67,147
     Other current assets                                                             54,228        28,463
                                                                                 -----------   -----------
         Total Current Assets                                                      3,353,778     2,538,471
Property and equipment, net                                                          106,286        82,720
Intangible assets                                                                    687,256       552,279
Long-term investments                                                                124,937       123,931
Deferred tax assets                                                                   81,854        57,830
Other non-current assets                                                              49,855        50,311
                                                                                 -----------   -----------
                  Total Assets                                                   $ 4,403,966   $ 3,405,542
                                                                                 ===========   ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
     Medical claims payable                                                      $   859,193   $   667,540
     Loss and loss adjustment expense reserves                                       117,603       102,152
     Reserves for future policy benefits                                              47,524        13,001
     Unearned premiums                                                               197,743       160,036
     Accounts payable and accrued expenses                                           318,753       251,480
     Experience rated and other refunds                                              246,729       146,882
     Income taxes payable                                                            106,286        99,086
     Other current liabilities                                                       317,320       118,303
                                                                                 -----------   -----------
         Total Current Liabilities                                                 2,211,151     1,558,480
Accrued postretirement benefits                                                       63,525        61,086
Loss and loss adjustment expense reserves, non-current                               130,316       131,079
Reserves for future policy benefits, non-current                                     333,602        91,507
Long-term debt                                                                       429,000       625,000
Other non-current liabilities                                                         73,973        67,931
                                                                                 -----------   -----------
         Total Liabilities                                                         3,241,567     2,535,083
Stockholders' Equity:
     Preferred Stock - $0.01 par value, 50,000,000 shares
         authorized, none issued and outstanding                                        --            --
     Common Stock - $0.01 par value, 300,000,000 shares authorized, 69,706,478 and 66,526,985 issued and outstanding at September 30, 1997 and
         December 31, 1996, respectively                                                 697           665
     Additional paid-in capital                                                      879,375       761,879
     Unrealized valuation adjustment                                                   8,832        (9,994)
     Retained earnings                                                               273,495       117,909
                                                                                 -----------   -----------
         Total Stockholders' Equity                                                1,162,399       870,459
                                                                                 -----------   -----------
                  Total Liabilities and Stockholders' Equity                     $ 4,403,966   $ 3,405,542
                                                                                 ===========   ===========


      See the accompanying notes to the consolidated financial statements.

                         WELLPOINT HEALTH NETWORKS INC.
                         Consolidated Income Statements
                                   (unaudited)


(In thousands, except
earnings per share)                  Three Months Ended September 30,    Nine Months Ended September 30,
                                         -----------------------            -----------------------
                                            1997         1996                  1997         1996
                                         ----------   ----------            ----------   ----------
Revenues:
    Premium revenue                      $1,350,405   $1,052,297            $3,849,928   $2,801,246
    Management services revenue             108,711       43,810               280,432      105,473
    Investment income                        52,464       34,579               138,461      107,008
                                         ----------   ----------            ----------   ----------
                                          1,511,580    1,130,686             4,268,821    3,013,727
Operating Expenses:
    Health care services and
      other benefits                      1,116,509      824,324             3,120,660    2,159,062
    Selling expense                          67,271       59,078               191,952      166,805
    General and administrative expense      219,385      153,103               631,485      388,868
    Nonrecurring costs                         --           --                  14,535         --
                                         ----------   ----------            ----------   ----------
                                          1,403,165    1,036,505             3,958,632    2,714,735
                                         ----------   ----------            ----------   ----------
Operating Income                            108,415       94,181               310,189      298,992
    Interest expense                          8,144       12,396                28,757       23,319
    Other expense, net                        6,888        5,926                19,952       15,107
                                         ----------   ----------            ----------   ----------

Income before Provision for
    Income Taxes                             93,383       75,859               261,480      260,566
    Provision for income taxes               37,815       30,758               105,894      105,580
                                         ----------   ----------            ----------   ----------
Net Income                               $   55,568   $   45,101            $  155,586   $  154,986
                                         ==========   ==========            ==========   ==========


Earnings Per Share                       $     0.79   $     0.68            $     2.25   $     2.33
                                         ==========   ==========            ==========   ==========



Weighted Average Common
    Shares Outstanding                       70,747       66,484                69,099       66,416


      See the accompanying notes to the consolidated financial statements.

                         WELLPOINT HEALTH NETWORKS INC.
            Consolidated Statement of Changes in Stockholders' Equity
                                   (unaudited)

(In thousands)
                                                        Common Stock        Additional   Unrealized
                                       Preferred   -----------------------    Paid-in     Valuation      Retained
                                        Stock        Shares       Amount      Capital     Adjustment     Earnings      Total
                                      ----------   ----------   ----------   ----------   ----------    ----------   ----------
BALANCE AS OF DECEMBER 31, 1996       $     --         66,527   $      665   $  761,879   $   (9,994)   $  117,909   $  870,459
     Net income                                                                                            155,586      155,586

     Net proceeds from common
       stock offering                                   3,000           30      110,310                                 110,340

     Stock issued under Company's
       stock option / award plan                          179            2        7,186                                   7,188

     Change in unrealized valuation
        adjustment on investment
        securities, net of tax                                                                18,826                     18,826
                                      ----------   ----------   ----------   ----------   ----------    ----------   ----------

BALANCE AS OF SEPTEMBER 30, 1997      $     --         69,706   $      697   $  879,375   $    8,832    $  273,495   $1,162,399
                                      ==========   ==========   ==========   ==========   ==========    ==========   ==========


      See the accompanying notes to the consolidated financial statements.

                         WELLPOINT HEALTH NETWORKS INC.
                      Consolidated Statements of Cash Flows
                                   (unaudited)


(In thousands)                                                        Nine Months Ended September 30,
                                                                        --------------------------
                                                                            1997          1996
                                                                        -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                            $   155,586    $   154,986
  Adjustments to reconcile net income to net cash
    provided by operating activities:
     Depreciation and amortization, net of accretion                         40,817         27,340
     Gains on sales of assets, net                                          (22,116)       (10,144)
     Benefit for deferred income taxes                                      (10,111)       (43,922)
     Amortization of deferred gain on sale of building                       (3,319)        (1,475)
     (Increase) decrease in certain assets, net of acquisitions:
        Receivables, net                                                    (81,925)       (27,086)
        Other current assets                                                (19,090)        37,913
        Other non-current assets                                                456        (35,538)
     Increase (decrease) in certain liabilities, net of acquisitions:
        Medical claims payable                                              107,263        (27,266)
        Loss and loss adjustment expense reserves                            14,688         32,389
        Reserves for future policy benefits                                  (1,689)          --
        Unearned premiums                                                     3,204         20,809
        Accounts payable and accrued expenses                                63,307         76,118
        Experience rated and other refunds                                   12,058          6,869
        Income taxes payable and other current liabilities                   40,226         38,157
        Accrued postretirement benefits                                       2,439          2,544
        Other non-current liabilities                                         9,361         15,363
                                                                        -----------    -----------
            Net cash provided by operating activities                       311,155        267,057
                                                                        -----------    -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Investments purchased                                                  (2,070,258)      (755,110)
  Proceeds from investments sold and matured                              1,496,402        514,763
  Property and equipment purchased, net                                     (32,066)       (26,545)
  Additional investment in subsidiaries                                     (17,597)          --
  Purchase of subsidiaries, net of cash acquired                            361,977       (441,093)
                                                                        -----------    -----------
            Net cash used in investing activities                          (261,542)      (707,985)
                                                                        -----------    -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from long-term debt                                             150,000        775,000
   Repayment of long-term debt                                             (346,000)       (90,000)
   Net proceeds from common stock offering                                  110,340           --
   Proceeds from issuance of stock under option/award plan                    7,188          4,082
   Recapitalization (see Note 3)                                               --         (995,000)
                                                                        -----------    -----------
            Net cash used in financing activities                           (78,472)      (305,918)
                                                                        -----------    -----------
Net decrease in cash and cash equivalents                                   (28,859)      (746,846)
Cash and cash equivalents at beginning of period                            313,256      1,069,631
                                                                        -----------    -----------
Cash and cash equivalents at end of period                              $   284,397    $   322,785
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

The Company offers a diversified mix of managed care products, including health maintenance organizations ("HMOs"), preferred provider organizations ("PPOs"), point-of-service ("POS") plans, other hybrid plans and traditional indemnity products to the large and small employer, the individual and senior markets. The Company's managed care plans incorporate a full range of financial incentives and cost controls for both members and providers. The Company also provides a broad array of specialty and other products, including pharmacy, dental, utilization management, life, integrated workers' compensation, preventive care, disability, behavioral health, COBRA and flexible benefits account administration. In addition, the Company provides underwriting, actuarial services, network access, medical cost management, claims processing and administrative services to self-funded employers under management services contracts. The Company serves the health care needs of approximately 6.5 million medical members in HMOs, PPOs, POS, indemnity plans, and management services plans, and has approximately 12.2 million pharmacy members, 3.2 million dental members, 2.7 million utilization management members, 1.7 million life members,
1.1 million disability members and 0.7 million behavioral health members as of September 30, 1997.

On August 4, 1997, the Company completed its plan, which was approved by shareholders, to reincorporate in Delaware (the "Reincorporation") through the formation of a new holding company structure. The Reincorporation involved a merger among the Company, WellPoint Health Networks Inc., a California corporation ("WellPoint California") and WLP Acquisition Corp. (the "Merger Subsidiary"), a wholly owned subsidiary of the Company. Merger Subsidiary was merged with and into WellPoint California, and WellPoint California's shareholders became shareholders of the Company. As a result of such merger, WellPoint California became a wholly owned subsidiary of the Company. A principal purpose of the Reincorporation was to allow a restructuring of the Company and its various subsidiaries in order to improve the Company's capital as measured for Blue Cross Blue Shield Association ("BCBSA") purposes.

                         WELLPOINT HEALTH NETWORKS INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

2.  BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements of WellPoint, in the opinion of management, reflect all material adjustments (which are of a normal recurring nature) necessary for the fair presentation of its financial position as of September 30, 1997, the results of its operations for each of the three and nine months ended September 30, 1997 and 1996, cash flows for each of the nine months ended September 30, 1997 and 1996, and its changes in stockholders' equity for the nine months ended September 30, 1997. The results of operations for the interim periods presented are not necessarily indicative of the operating results for the full year.

Reclassifications

Certain amounts in the prior year consolidated financial statements have been reclassified to conform to the 1997 presentation.

3.  ACQUISITIONS AND RECAPITALIZATION

Purchase of Group Benefits Operations of John Hancock Mutual Life Insurance Company and Life & Health Benefits Management Division of Massachusetts Mutual Life Insurance Company

On March 1, 1997, the Company completed its acquisition of certain portions of the health and life related group benefits operations (the "GBO") of John Hancock Mutual Life Insurance Company for approximately $89.7 million in cash, subject to adjustment upon completion of a post-closing audit. The GBO, which now conducts business under the name UNICARE Life & Health Insurance Company, focuses on the large employer segment (employers with 5,000 or more employees) and provides medical, life, dental and disability services to some of the largest employers in the nation.

On March 31, 1996, the Company completed its acquisition of the Life and Health Benefits Management Division ("MMHD") of Massachusetts Mutual Life Insurance Company ("MassMutual"), which now conducts business under the name UNICARE Life & Health Insurance Company, through the acquisition of its parent MassMutual Holding Company Two, Inc. The purchase price was $402.2 million which was funded with $340.2 million in cash and a Series A term note for $62.0 million, of which $20.0 million was outstanding at September 30, 1997. The acquired MMHD operations provide medical services to members in all 50 states, focusing on the mid-size employer market (groups of 251 to 5,000 employees). In addition, the acquired MMHD operations also provide dental, life, pharmacy and disability services.

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

approximately $133.4 million for the GBO and $251.0 million for MMHD and is being amortized on a straight-line basis over 35 years for both the GBO and MMHD.

Recapitalization and Purchase of BCC Commercial Operations

On May 20, 1996, the Company concluded a series of transactions (collectively, the "Recapitalization") to recapitalize its publicly traded, majority-owned subsidiary, WellPoint Health Networks Inc., a California corporation ("Old WellPoint"), pursuant to the Amended and Restated Recapitalization Agreement dated as of March 31, 1995 (the "Amended Recapitalization Agreement"), by and among Old WellPoint, the company formerly known as Blue Cross of California ("BCC"), the California HealthCare Foundation (the "Foundation") and the California Endowment (the "Endowment"). In connection with the Recapitalization,
(a) Old WellPoint distributed an aggregate of $995.0 million by means of a special dividend of $10.00 per share to the record holders of its Class A and Class B Common Stock as of May 15, 1996, (b) BCC, the sole shareholder of Old WellPoint's Class B Common Stock, donated its portion of such dividend ($800.0 million) to the Endowment, (c) BCC donated its assets, other than the shares of the Old WellPoint Class B Common Stock held by BCC and its commercial operations (the "BCC Commercial Operations"), to the Foundation, (d) BCC changed its status from a California nonprofit public benefit corporation to a California for-profit business corporation, in conformity with the terms and orders of the California Department of Corporations (the "DOC"), immediately following which BCC issued to the Foundation 53,360,000 shares of its common stock and (e) Old WellPoint merged with and into BCC (the "Merger"), with the resulting entity changing its name to WellPoint Health Networks Inc. In connection with the Merger, (i) each outstanding share of Old WellPoint's Class A Common Stock was converted into 0.667 shares of the Company's Common Stock, (ii) the outstanding shares of the Company's common stock issued to the Foundation prior to the Merger were converted into 53,360,000 shares of the post-merger Company's Common Stock and a cash payment of $235.0 million was made to the Foundation to reflect the value of the BCC Commercial Operations and (iii) the outstanding shares of Old WellPoint's Class B Common Stock were canceled. The BCC Commercial Operations consisted of, among other things, the health care lines of business conducted by BCC, substantially all agreements with health care providers that provided services to enrollees of BCC and all of the cash and securities of BCC on hand at the time of closing of the Recapitalization. The Company and the Foundation subsequently amended the terms of the Recapitalization to provide for the substitution by the Company of $7.0 million in cash for the capital stock of certain entities owning the real estate parcel surrounding the Company's headquarters building.

The purchase method of accounting has been used to account for the acquisition of the BCC Commercial Operations. The excess purchase price over net assets acquired was approximately $206.7 million and is being amortized on a straight-line basis over 40 years.

                         WELLPOINT HEALTH NETWORKS INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

3.  ACQUISITIONS AND RECAPITALIZATION, CONTINUED

Recapitalization and Purchase of BCC Commercial Operations, Continued

By virtue of the Merger and the exchange of shares of Old WellPoint for those of the Company, as of May 20, 1996 (the effective date of the Merger), there were a total of 66.4 million shares of the Company's Common Stock outstanding, of which
53.4 million shares (or approximately 80.4%) were held beneficially by the Foundation. As a result of the Recapitalization, the Foundation was granted certain demand and piggyback registration rights with respect to its shares. On November 21, 1996 and April 10, 1997 the Foundation sold approximately 15.0 million and 8.5 million shares, respectively, of the Company's Common Stock through public offerings. Upon completion of the April 1997 offering, the Foundation owned 29.9 million shares (or approximately 43.0%) of the outstanding shares.

In accordance with the requirements of APB Opinion No. 16, Business Combinations, the following unaudited pro forma summary presents the results of operations of WellPoint as if the Recapitalization, and the acquisitions of the GBO, MMHD and the BCC Commercial Operations had occurred as of the beginning of each period presented. The pro forma adjustments made include the results of operations for the GBO, MMHD, and the BCC Commercial Operations for the period prior to their acquisition, interest expense on long-term debt incurred to fund the acquisitions and the Recapitalization, amortization of intangible assets, foregone interest on the net cash used for the acquisitions and a portion of the Recapitalization and the related income tax effect from the beginning of each period presented through the effective dates of the acquisitions and the Recapitalization. The pro forma financial information is presented for informational purposes only and may not be indicative of the results of operations as they would have been if WellPoint, the GBO, MMHD, and the BCC Commercial Operations had been a single entity during the three and nine months ended September 30, 1997 and 1996, nor is it necessarily indicative of the results of operations which may occur in the future. Pro forma earnings per share for the three and nine months ended September 30, 1997 is calculated based on 70.7 million and 69.1 million weighted average shares outstanding, respectively, and 66.5 million and 66.4 million weighted average shares outstanding for the three and nine months ended September 30, 1996, respectively.


                          Three Months Ended           Nine Months Ended
                            September 30,                 September 30,
                     --------------------------   ---------------------------
(In millions, except     1997           1996          1997          1996
earnings per share)
                     ------------  ------------   ------------   ------------
Revenues             $   1,511.6   $   1,314.8    $   4,395.6    $   3,952.5
Net Income           $      55.6   $      45.6    $     151.9    $     142.1
Earnings Per Share   $       0.79  $       0.69   $       2.20   $       2.14

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

6.  EARNINGS PER SHARE

Earnings per share is determined by dividing net income by the weighted average number of shares outstanding during the period, and for the three and nine months ended September 30, 1997 include common stock equivalents. For the three and nine months ended September 30, 1996, common stock equivalents did not have a dilutive effect on the weighted average number of shares outstanding. Earnings per share for the three and nine months ended September 30, 1996 has been calculated using 66.5 million and 66.4 million shares, respectively, the number of shares outstanding immediately following the Recapitalization, plus the weighted average number of shares issued since the Recapitalization.

7.  NEW PRONOUNCEMENTS

The Financial Accounting Standards Board (the "FASB") recently issued Statement of Financial Accounting Standards No. 128, "Earnings Per Share" ("SFAS No. 128"). This Statement is effective for financial statements issued for periods ending after December 15, 1997; earlier application is not permitted. SFAS No. 128 requires the computation and presentation of basic and diluted earnings per share ("EPS"). Basic EPS will be computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding. Diluted EPS will further include the addition of common stock equivalents to weighted average shares outstanding. As the Company did not have any common stock equivalents until May 20, 1996, and had no dilutive common stock equivalents from this date through March 31, 1997, the Company's basic and diluted EPS calculation for all periods

                         WELLPOINT HEALTH NETWORKS INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

7.  NEW PRONOUNCEMENTS, CONTINUED

through March 31, 1997 would be the same as the earnings per share amounts reflected in these and prior financial statements. Beginning with the second quarter of 1997 and for the remainder of the fiscal year, the Company's common stock equivalents are expected to have a dilutive impact on shares outstanding. As a result, the shares used to compute basic EPS under SFAS No. 128 will differ by the effect of common stock equivalents, and the impact for the three and nine months ended September 30, 1997 would be an increase in basic EPS of $0.01 and $0.02, respectively. The diluted EPS under SFAS No. 128 would be the same as the EPS disclosed in these unaudited consolidated financial statements.

In June 1997, the FASB issued Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS No. 130"). SFAS No. 130 will require all companies to present all non-owner changes in equity, e.g., market value adjustments to investments and adjustments to the minimum pension liability, in a full set of financial statements. The new disclosures will be effective beginning in the first quarter of 1998.

Also in June 1997, the FASB issued Statement of Financial Accounting Standards No. 131, "Disclosures About Segments of an Enterprise and Related Information" ("SFAS No. 131"). SFAS No. 131 requires that companies disclose "operating segments" based on the way management disaggregates the company for making internal operating decisions. The new disclosures will be effective for the Company's fiscal year ending on December 31, 1998. Abbreviated quarterly disclosure will be required beginning with the period ending March 31, 1999, with comparative information required for the corresponding period in the prior fiscal year.

The Company is presently assessing the effect of SFAS Nos. 130 and 131 on the financial statements of the Company.

8.  CONTINGENCIES

From time to time, the Company and certain of its subsidiaries are parties to various legal proceedings, many of which involve claims for coverage encountered in the ordinary course of business. The Company, like HMOs and health insurers generally, excludes certain health care services from coverage under its HMO, PPO and other plans. The Company is, in its ordinary course of business, subject to the claims of its members arising out of decisions to restrict treatment or reimbursement for certain services. The loss of even one such claim, if it results in a significant punitive damage award, could have a material adverse effect on the Company. In addition, the risk of potential liability under punitive damage theories may increase significantly the difficulty of obtaining reasonable settlements of coverage claims. However, the financial and operational impact that such evolving theories of recovery will have on the managed care industry generally, or the Company in particular, is at present unknown.

                         WELLPOINT HEALTH NETWORKS INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

8.      CONTINGENCIES, CONTINUED

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

GENERAL

WellPoint Health Networks Inc. (the "Company" or "WellPoint") is one of the nation's largest publicly traded managed health care companies, with approximately 6.5 million medical members, 12.2 million pharmacy members, 3.2 million dental members, 2.7 million utilization management members, 1.7 million life members, 1.1 million disability members and 0.7 million behavioral health members as of September 30, 1997. The Company offers a diversified mix of managed care products, including health maintenance organizations ("HMOs"), preferred provider organizations ("PPOs"), point-of-service ("POS") plans, other hybrid plans and traditional indemnity products. The Company also offers a broad array of specialty and other products, including pharmacy, dental, utilization management, life, integrated workers' compensation, preventive care, disability, behavioral health, COBRA and flexible benefits account administration. In addition, WellPoint offers managed care services for self-funded employers under management services contracts, including claims processing, actuarial services, network access, medical cost management and other administrative services.

Delaware Reincorporation

On August 4, 1997, the Company completed its plan to reincorporate in Delaware (the "Reincorporation") through the formation of a new holding company structure. The Reincorporation involved a merger among the Company, WellPoint Health Networks Inc., a California corporation ("WellPoint California") and WLP Acquisition Corp. (the "Merger Subsidiary"), a wholly owned subsidiary of the Company. Merger Subsidiary was merged with and into WellPoint California, and WellPoint California's shareholders became stockholders of the Company. As a result of such merger, WellPoint California became a wholly owned subsidiary of the Company. The principal purpose of the Reincorporation was to allow a restructuring of the Company and its various subsidiaries in order to improve the Company's capital as measured for Blue Cross Blue Shield Association ("BCBSA") purposes.

Recent Acquisitions and May 1996 Recapitalization

On March 1, 1997, the Company completed its acquisition of certain portions of the Group Benefits Operations (the "GBO") of John Hancock Mutual Life Insurance Company. The purchase price was $89.7 million, subject to adjustment upon completion of a post-closing audit. The purchase method of accounting has been used to account for the acquisition of the GBO. The GBO, with an associated 1.3 million acquired members targets large employers with 5,000 or more employees and a majority of the medical members it serves are in health plans that are self funded by employers. The GBO offers indemnity and PPO plans and also provides life, dental, pharmacy, utilization management and disability coverage to a variety of employer groups. The GBO has historically experienced a higher administrative expense ratio due to its higher percentage of management services business, which has contributed and may continue to contribute to an increase in the Company's overall administrative expense ratio in the current and future periods.

The Company expects to incur approximately $20 to $25 million of costs relating to this acquisition during the remainder of 1997 and throughout 1998, a portion of which is expected to be reflected in the Company's results of operations. The Company expects that it will experience material membership attrition of up to 30% of the GBO members as it implements price increases on certain accounts and pursues its strategy of motivating traditional indemnity health insurance members to select managed care products.

On March 31, 1996, the Company acquired the Life and Health Benefits Management Division ("MMHD") of Massachusetts Mutual Life Insurance Company (the "MMHD Acquisition"). The acquired MMHD operations focus on employers with 250 to 5,000 employees and provide administrative services, PPO and indemnity insurance products. The Company has experienced membership attrition of approximately 17% through September 30, 1997 on acquired membership, a portion of which is the result of recently instituted premium increases with respect to certain underpriced accounts. The Company expects that it will experience some level of further membership attrition of its acquired MMHD members as it continues to increase prices and pursues its strategy of motivating members to select managed care products.

On May 20, 1996, the Company completed the Recapitalization, including the acquisition of the BCC Commercial Operations for $235.0 million in cash. The Recapitalization included the payment of a $995.0 million special dividend funded by $775.0 million in revolving debt and the remainder in cash (see Note 3 to the Notes to Consolidated Financial Statements (unaudited) in Item 1 for a description of the Recapitalization).

As a result of the GBO and MMHD acquisitions, the Company has significantly expanded its operations outside of California. In order to implement the Company's regional expansion strategy, the Company will need to develop satisfactory provider and sales networks and successfully convert these books of business to the Company's existing information systems, which will require additional expenditures by the Company.

Prior to their acquisitions by WellPoint, each of the GBO, MMHD, and the BCC Commercial Operations experienced a higher overall loss ratio than the Company. Due to the inclusion of these acquisitions, the Company's overall loss ratio has increased. In order to control the respective loss ratios and reduce the financial risk of these acquired businesses, the Company has undertaken a variety of measures, including the imposition of significant premium increases and changes in product design. The Company has also implemented a series of price increases for certain of its California managed care businesses in response to an increased loss ratio in the second and third quarters of 1997. The Company will continue to evaluate the need for further price increases, plan design changes and other appropriate actions in the future. There can be no assurances, however, that the Company will be able to take subsequent pricing or other actions or that any actions previously taken or implemented in the future will be successful.

A variety of health care reform measures are currently pending or have been recently enacted at the Federal, state and local levels. Recent Federal legislation seeks, among other things, to insure the portability of health coverage and mandates minimum maternity hospital stays. These and other proposed measures may have the effect of dramatically altering the regulation of health care and of increasing the Company's loss ratio or decrease the affordability of the Company's products. In May 1997, the Texas Legislature adopted Senate Bill No. 386 ("SB 386"). Among other things, this legislation purports to make managed care organizations ("MCOs") such as the Company liable for the failure by the MCO, its employees or agents to exercise ordinary care when making "health care treatment decisions" (as defined in SB 386). The legislation was effective as of September 1, 1997. It is too early to determine what effect, if any, this legislation may have on the Company. However, to the extent that this legislation (or similar legislation that may be subsequently adopted at the Federal or state level) effectively expands the scope of liability of MCOs such as the Company, it may have a material adverse effect on the Company's results of operations and financial condition.

RESULTS OF OPERATIONS

WellPoint's revenues are primarily generated from premiums earned for risk-based health care and specialty services provided to its members, fees for administrative services, including claims processing and access to provider networks for self-insured employers, and investment income. WellPoint's operating expenses include health care services and other benefits expenses, consisting primarily of payments for physicians, hospitals and other providers for health care and specialty products claims; selling expenses for broker and agent commissions; general and administrative expenses; interest expense; depreciation and amortization expense; and income taxes.

The Company's consolidated results of operations for the three months ended September 30, 1997 and 1996 include a full quarter of earnings for its acquired operations, MMHD, BCC Commercial Operations and, for 1997 only, the GBO. The Company's consolidated results of operations for the nine months ended September 30, 1997 include a full nine months of earnings for MMHD and BCC Commercial Operations, and seven months of earnings for the GBO. The results of operations for the nine months ended September 30, 1996 include the results of MMHD for the period from April 1, 1996 (its date of acquisition) to September 30, 1996 and BCC Commercial Operations for the period from May 20, 1996 (its date of acquisition) to September 30, 1996.

The following table sets forth selected operating ratios. The loss ratio for health care services and other benefits is shown as a percentage of premium revenue. All other ratios are shown as a percentage of premium revenue and management services revenue combined.


                                       Three Months Ended      Nine Months Ended
                                          September 30,          September 30,
                                         --------------          --------------
                                         1997     1996           1997     1996
                                         -----    -----          -----    -----
Operating Revenues:
  Premium revenue                         92.6%    96.0%          93.2%    96.4%
  Management services revenue              7.4      4.0            6.8      3.6
                                         -----    -----          -----    -----
                                         100.0    100.0          100.0    100.0
Operating Expenses:
  Health care services and other
        benefits (loss ratio)             82.7     78.3           81.1     77.1
  Selling expense                          4.6      5.4            4.6      5.7
  General and administrative expense      15.0     14.0           15.3     13.4

MEMBERSHIP

The following table sets forth membership data and the percent change in membership:


MEDICAL MEMBERSHIP:                      As of September 30,
                                         ---------------------     ------
                                                                   Percent
                                           1997        1996        Change
                                         ---------   ---------     ------
CALIFORNIA
   Group Services:
      HMO                                  787,125     663,271      18.7%
      PPO and Other                      1,457,052   1,284,245      13.5%
                                         ---------   ---------

         Total                           2,244,177   1,947,516      15.2%
                                         ---------   ---------

   Individual, Small Group and Senior:
      HMO                                  302,867     258,582      17.1%
      PPO and Other                      1,269,714   1,198,677       5.9%
                                         ---------   ---------

         Total                           1,572,581   1,457,259       7.9%
                                         ---------   ---------

   Medi-Cal HMO Programs                   264,218      59,454     344.4%
                                         ---------   ---------

Total California Medical Membership      4,080,976   3,464,229      17.8%
                                         ---------   ---------

TEXAS
   Group Services                          170,727      78,955     116.2%
   Individual, Small Group and Senior       62,914      21,016     199.4%
                                         ---------   ---------
         Total                             233,641      99,971     133.7%
                                         ---------   ---------

GEORGIA
   Group Services                           92,651      52,683      75.9%
   Individual, Small Group and Senior        7,177        --         N/A
                                         ---------   ---------
         Total                              99,828      52,683      89.5%
                                         ---------   ---------

OTHER STATES
   Group Services                        2,054,217     770,627     166.6%
   Individual, Small Group and Senior        4,805        --         N/A
                                         ---------   ---------

         Total                           2,059,022     770,627     167.2%
                                         ---------   ---------

Total National Medical Membership        2,392,491     923,281     159.1%
                                         ---------   ---------
TOTAL MEDICAL MEMBERSHIP (a)(b)          6,473,467   4,387,510      47.5%
                                         =========   =========

NETWORKS (b) (c)
   Proprietary Networks                  3,906,529   3,253,887      20.1%
   Other Networks                        1,444,966     735,291      96.5%
   Non-Network                           1,121,972     398,332     181.7%
                                         ---------   ---------

TOTAL MEDICAL MEMBERSHIP                 6,473,467   4,387,510      47.5%
                                         =========   =========


(a) Medical membership includes 2,675,337 and 1,215,883 management services members as of September 30, 1997 and 1996, respectively, of which those management services members outside of California were 1,781,303 and 492,026, as of September 30, 1997 and 1996, respectively.

(b)     Includes 1.3 million acquired GBO medical members.

(c) Proprietary networks consist of California, Texas and other WellPoint-developed networks. Other networks consist of third-party networks and networks owned by the Company as a result of its recent acquisitions that incorporate provider discounts and some basic managed care elements. Non-network consists of fee for service and percentage-of-billed charges contracts with providers.

                            As of September 30,
                          ----------------------     -----
                                                    Percent
                            1997          1996       Change
                          ---------      -------     -----
SPECIALTY MEMBERSHIP:
Pharmacy                 12,150,533   12,218,839      (0.5%)
Dental                    3,189,111    1,512,740     110.8%
Utilization Management    2,708,469         --         N/A
Life                      1,729,228      724,295     138.7%
Disability                1,140,422      108,231     953.7%
Behavioral Health           691,721      472,235      46.5%


The specialty membership as of September 30, 1997 includes the acquired GBO operations, which had approximately 0.3 million pharmacy members, 1.5 million dental members, 2.7 million utilization management members, 0.9 million life members and 1.0 million disability members at the date of acquisition.

COMPARISON OF RESULTS FOR THE THIRD QUARTER 1997 TO THE THIRD QUARTER 1996

Premium revenue increased 28.3%, or $298.1 million, to $1,350.4 million for the quarter ended September 30, 1997 from $1,052.3 million for the quarter ended September 30, 1996. The acquisition of the GBO contributed 42.0% of the overall premium revenue increase and accounted for $125.1 million. Also contributing to increased premium revenue in 1997 was an increase in insured member months of 14.5%, excluding the GBO. Additionally, there was an increase in the per member per month premiums associated with several of the Company's medical products.

Management services revenue increased 148.2%, or $64.9 million, to $108.7 million for the quarter ended September 30, 1997 from $43.8 million for the quarter ended September 30, 1996. The increase was primarily due to $57.8 million of management services revenue from the GBO acquisition, representing 89.1% of the increase and the addition of a management services contract with the state of Illinois on July 1, 1997.

Investment income increased $17.8 million to $52.5 million for the quarter ended September 30, 1997 compared to $34.6 million for the quarter ended September 30, 1996. Net realized gains from equity securities increased $11.3 million to $12.8 million for the quarter ended September 30, 1997 in comparison to $1.5 million for the quarter ended September 30, 1996. Net interest and dividend income increased $9.0 million to $40.1 million for the quarter ended September 30, 1997 in comparison to $31.4 million for the quarter ended September 30, 1996, primarily due to increased interest income on the portfolios of acquired businesses and slightly higher yields in 1997 over 1996, partially offset by the foregone interest from cash and investments used to finance the GBO and cash used for repayment of indebtedness under the Company's senior credit facility.

COMPARISON OF RESULTS FOR THE THIRD QUARTER 1997 TO THE THIRD QUARTER 1996, CONTINUED

Health care services and other benefits expense increased 35.4% or $292.2 million to $1,116.5 million for the quarter ended September 30, 1997 from $824.3 million for the quarter ended September 30, 1996. The acquisition of the GBO contributed 42.6% of the increase and accounted for $124.6 million. Additionally, the aforementioned increase in insured member months of 14.5% resulted in increased claims expense.

The loss ratio for the quarter ended September 30, 1997 increased to 82.7% compared to 78.3% for the quarter ended September 30, 1996, due to the incremental effect of the GBO acquisition on the Company's overall results. The acquired GBO has traditionally experienced a higher loss ratio than the Company's managed care products. Additionally, the MMHD operations experienced an increase in loss ratio in the third quarter of 1997 in comparison to the third quarter of 1996 due to higher actual claims incurred as a result of higher cost trends. Excluding all of the acquired operations of the GBO, MMHD and the BCC Commercial Operations for the quarters ended September 30, 1997 and 1996, the loss ratios would have been 80.0% and 77.9%, respectively. The increase in loss ratios excluding acquired operations is due to a loss ratio increase in the Company's California businesses, primarily due to increased membership in lower margin products, slightly higher medical utilization for certain managed care products principally in the individual and small group markets, and increased pharmacy costs.

Selling expense for the quarter ended September 30, 1997 increased 13.9% to $67.3 million compared to $59.1 million for the quarter ended September 30, 1996, corresponding with continued overall premium revenue growth. The selling expense ratio for the quarter ended September 30, 1997 decreased to 4.6% from 5.4% for the quarter ended September 30, 1996, largely due to the acquisition of the GBO, which has a lower selling expense ratio than the Company's existing business due to utilization of an internal sales force. Excluding all of the acquired operations of the GBO, MMHD and the BCC Commercial Operations for the quarters ended September 30, 1997 and 1996, the selling expense ratio would have been 5.9% and 6.2%, respectively. The Company's growth in Medi-Cal and large employer group medical products had a significant impact on lowering the selling expense ratio as a result of the lower selling costs associated with these products in comparison to the Company's other products. The Company also experienced slight decreases in the current quarter's selling expense as a percentage of revenue for certain medical products in comparison to the same quarter in the prior year.

General and administrative expense for the quarter ended September 30, 1997 increased 43.3% or $66.3 million to $219.4 million for the quarter ended September 30, 1997 from $153.1 million for the quarter ended September 30, 1996. The acquisition of the GBO accounted for 87.9% of the increase and contributed $58.3 million. Additional increases resulted from costs associated with increased membership growth, primarily related to medical products, including Medi-Cal business, and the national expansion efforts. Corresponding with the national expansion efforts, the Company also incurred additional information systems and service costs which are anticipated to continue as the Company expands its national business.

The administrative expense ratio increased to 15.0% for the quarter ended September 30, 1997, compared to 14.0% for the quarter ended September 30, 1996, primarily due to the increased

COMPARISON OF RESULTS FOR THE THIRD QUARTER 1997 TO THE THIRD QUARTER 1996, CONTINUED

administrative expense associated with the GBO acquisition and with the Company's continued investment in national expansion, including network development costs. The GBO has historically had higher administrative expense ratios than the Company's California-based businesses, due to its higher percentage of management services business. The administrative expense ratio, excluding the GBO, was 12.7% and 14.0% for the quarters ended September 30, 1997 and 1996, respectively. The decline in the administrative expense ratio excluding the GBO is primarily due to a reduction in personnel costs related to the Company's integration of the MMHD acquisition.

Interest expense was $8.1 million for the quarter ended September 30, 1997 and $12.4 million for the quarter ended September 30, 1996. The decrease in interest expense related to debt paydowns as the effective interest rate paid by the Company remained relatively stable. The Company's long-term indebtedness at September 30, 1997 was $429.0 million compared to $747.0 million outstanding at September 30, 1996. The weighted average interest rate for all debt for the quarter ended September 30, 1997, including the fees associated with the borrowings and interest rate swaps, was 7.4%.

WellPoint's net income for the quarter ended September 30, 1997 was $55.6 million, or $0.79 per share, compared to $45.1 million, or $0.68 per share, for the quarter ended September 30, 1996. Earnings per share for the quarters ended September 30, 1997 and 1996 is based on 70.7 million shares and 66.5 million shares, respectively. Earnings per share is determined by dividing net income by the weighted average number of shares outstanding during the period and, for the three months ended September 30, 1997, includes common stock equivalents. For the three months ended September 30, 1996, common stock equivalents did not have a dilutive effect on the weighted average number of shares outstanding. Earnings per share for the three months ended September 30, 1996 has been calculated using 66.5 million shares, the number of shares outstanding immediately following the Recapitalization, plus the weighted average number of shares issued since the Recapitalization. Weighted average common shares outstanding increased for the quarter ended September 30, 1997, primarily due to the public offering in April 1997 of three million shares of the Company's common stock and the inclusion of 1.1 million common stock equivalents related to the Company's stock option plans.

COMPARISON OF RESULTS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1997 TO THE NINE MONTHS ENDED SEPTEMBER 30, 1996

Premium revenue increased 37.4%, or $1,048.7 million, to $3,849.9 million for the nine months ended September 30, 1997 from $2,801.2 million for the nine months ended September 30, 1996. The acquisitions of the GBO, MMHD, and the BCC Commercial Operations contributed 54.3% of the overall premium revenue increase in 1997 and accounted for $293.4 million, $163.0 million and $112.7 million, respectively. Also, contributing to increased premium revenue in 1997 was an increase in insured member months of 14.2%, excluding the GBO from both periods, MMHD from the first quarter of 1997, and excluding the BCC Commercial Operations for the period prior to May 20 (its date of acquisition) in both periods. Additionally, there was an increase in the per member per month revenues associated with several of the Company's medical products.

Management services revenue increased 165.8%, or $174.9 million, to $280.4 million for the nine months ended September 30, 1997 from $105.5 million for the nine months ended September 30, 1996. The increase was primarily due to $135.1 million, $18.9 million and $1.1 million of management services revenue related to the acquisitions of the GBO, MMHD and the BCC Commercial Operations, respectively, representing 88.7% of the increase. Also contributing to the increase was an increase in the California large group management services membership and the addition of a management services contract with the state of Illinois on July 1, 1997.

Investment income increased $31.4 million to $138.5 million for the nine months ended September 30, 1997 compared to $107.0 million for the nine months ended September 30, 1996. Net realized gains from equity securities increased $18.0 million to $27.8 million for the nine months ended September 30, 1997 in comparison to $9.8 million for the nine months ended September 30, 1996. Net interest and dividend income increased $17.6 million to $112.6 million for the nine months ended September 30, 1997 in comparison to $95.3 million for the nine months ended September 30, 1996, primarily due to increased interest income on the portfolios of acquired businesses and slightly higher yields in 1997 over 1996, partially offset by the foregone interest from cash and investments used to finance the GBO, MMHD and BCC Commercial Operations acquisitions, the Recapitalization, and cash used for repayment of indebtedness under the Company's senior credit facility.

Health care services and other benefits expense increased 44.5% or $961.6 million to $3,120.7 million for the first nine months of 1997 from $2,159.1 million for the nine months ended September 30, 1996. The acquisitions of the GBO, MMHD and the BCC Commercial Operations accounted for 54.3% of the increase and totaled $284.1 million, $133.9 million and $104.0 million, respectively. Additionally, the Company's health care benefits and other expenses in the nine months ended September 30, 1997 increased in comparison to the prior nine month period as a result of the aforementioned increase in insured member months of 14.2%.

COMPARISON OF RESULTS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1997 TO THE NINE MONTHS ENDED SEPTEMBER 30, 1996, CONTINUED

The loss ratio for the first nine months of 1997 increased to 81.1% compared to 77.1% in 1996. The acquired MMHD operations, the GBO and the BCC Commercial Operations have traditionally experienced a higher loss ratio than the Company. Additionally, the MMHD operations experienced an increase in loss ratio for the nine months ending September 30, 1997 in comparison to the third quarter of 1996 due to higher actual claims incurred as a result of higher cost trends. Excluding all of the acquired operations of MMHD, the GBO and the BCC Commercial Operations for the nine months ended September 30, 1997 and 1996, the loss ratios would have been 77.8% and 76.6%, respectively. The increase in loss ratios excluding acquired operations is due to a loss ratio increase in the Company's California businesses, primarily due to increased membership in lower margin products, slightly higher medical utilization for certain managed care products and increased pharmacy costs.

Selling expense for the nine months ended September 30, 1997 increased 15.1% to $192.0 million compared to $166.8 million for the nine months ended September 30, 1996, corresponding with continued overall premium revenue growth and an additional $7.0 million in selling expense attributable to the MMHD operations and the GBO. The selling expense ratio for the nine months ended September 30, 1997 decreased to 4.6% from 5.7% for the nine months ended September 30, 1996, largely due to the acquisition of the GBO and MMHD, which have lower selling expense ratios than the Company's existing business, and the BCC Commercial Operations, which has no selling expense. Excluding the acquisitions for the nine months ended September 30, 1997 and 1996, the selling expense ratio would have been 5.9% and 6.3%, respectively. The Company's growth in Medi-Cal and large employer group medical products had a significant impact on lowering the selling expense ratio as a result of the lower selling costs associated with these products in comparison to the Company's other products. The Company also experienced a slight decrease in selling expense in 1997 as a percentage of revenue for certain medical products in comparison to the prior nine months ended September 30, 1996.

General and administrative expense for the nine months ended September 30, 1997 increased 62.4%, or $242.6 million, to $631.5 million from $388.9 million for the same period in 1996. The acquisitions of the GBO, MMHD, and the BCC Commercial Operations accounted for 77.3% of the increase and contributed $135.1 million, $46.0 million and $6.5 million, respectively. The administrative expense ratio increased to 15.3% for the first nine months of 1997 compared to 13.4% for the comparable period in 1996, primarily due to the increased administrative expense associated with the Company's continued investment in national expansion and the acquisitions of the GBO and MMHD. The GBO and MMHD have historically had higher administrative expense ratios than the Company's traditional California-based businesses due to their higher percentage of management services business. The increase was partially offset by the BCC Commercial Operations' lower administrative expense ratio. The administrative expense ratio, excluding the GBO for both periods, MMHD for the first quarter of 1997, and excluding the BCC Commercial Operations for the period

COMPARISON OF RESULTS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1997 TO THE NINE MONTHS ENDED SEPTEMBER 30, 1996, CONTINUED

prior to May 20 in both periods, was 13.0% and 13.4% for the nine months ended September 30, 1997 and 1996, respectively.

The Company recorded $14.5 million of nonrecurring costs for the nine months ended September 30, 1997, of which $8.0 million recorded in the second quarter of 1997 related primarily to the write-down of the dental service organization business based upon an impairment in its value and discontinuance of the Company's medical services organization in Santa Barbara and San Luis Obispo. In addition, $6.5 million incurred in the first quarter of 1997 consisted of severance and retention payments associated with the GBO acquisition.

Interest expense increased 23.6% to $28.8 million for the nine months ended September 30, 1997 in comparison to $23.3 million for the comparable period in the prior year. The increase is primarily due to interest on debt incurred as a result of the MMHD acquisition in March 1996 and the Recapitalization in May 1996 being included in the results of operations for the entire nine months ended September 30, 1997 in comparison to a shorter period of time in the nine months ended September 30, 1996. The weighted average interest rate for all debt for the nine months ended September 30, 1997, including the fees associated with the borrowings and interest rate swaps, was 7.4%.

WellPoint's net income for the nine months ended September 30, 1997 was $155.6 million, or $2.25 per share, compared to $155.0 million, or $2.33 per share, for the nine months ended September 30, 1996. Earnings per share for the nine months ended September 30, 1997 and 1996 is based on 69.1 million shares and 66.4 million shares, respectively. Earnings per share is determined by dividing net income by the weighted average number of shares outstanding during the period and, for the nine months ended September 30, 1997, includes common stock equivalents. For the nine months ended September 30, 1996, common stock equivalents did not have a dilutive effect on the weighted average number of shares outstanding. Earnings per share for the nine months ended September 30, 1996 has been calculated using 66.4 million shares, the number of shares outstanding immediately following the Recapitalization, plus the weighted average number of shares issued since the Recapitalization. For the nine months ended September 30, 1997 the increase in shares outstanding primarily relates to the public offering of 3 million shares of the Company's common stock in April 1997 and the inclusion of 592,000 common stock equivalents related to the Company's stock option plans.

FINANCIAL CONDITION

The Company's consolidated assets increased by $998.5 million from $3,405.5 million as of December 31, 1996 to $4,404.0 million as of September 30, 1997. This represents a 29.3% increase and resulted primarily from the GBO acquisition as well as cash flows generated from operations. Cash and investments were $2.8 billion as of September 30, 1997, or 62.7% of total assets.

As of September 30, 1997, $429.0 million was outstanding under the Company's long-term debt facilities, compared to $625.0 million at December 31 1996. The decrease is primarily due to the repayments of $200.0 million of debt under the Subordinated Credit Agreement partially from the proceeds of the Company's April 1997 public stock offering and from cash flows from operations.

Equity totaled $1,162.4 million as of September 30, 1997, an increase of $291.9 million from $870.5 million as of December 31, 1996. The increase resulted primarily from net income of $155.6 million for the nine months ended September 30, 1997, $110.3 million and $7.2 million in additional capital from the Company's public offering of 3 million shares and stock issuances under the Company's stock option/award plan, respectively, and $18.8 million change in net unrealized valuation gain adjustments on investment securities, net of tax.

LIQUIDITY AND CAPITAL RESOURCES

The Company's primary sources of cash are premium and management services revenues received and investment income. The primary uses of cash include health care claims and other benefits, capitation payments, income taxes, repayment of long-term debt, interest expense, broker and agent commissions, administrative expenses and capital expenditures. In addition, to the foregoing, other uses of cash include costs of provider networks and systems development, and costs associated with the integration of acquired businesses. The Company receives premium revenue in advance of anticipated claims for related health care services and other benefits. The Company's investment policies are designed to provide liquidity, preserve capital and maximize yield. Cash and investment balances maintained by the Company are sufficient to meet applicable regulatory financial stability and net worth requirements. As of September 30, 1997, the Company's investment portfolio consisted primarily of fixed maturity securities (which are primarily rated "A" or better by rating agencies) and equity securities.

Net cash flow provided by operating activities was $311.2 million for the nine months ended September 30, 1997, compared with $267.1 million for the nine months ended September 30, 1996. The positive cash flow from operations is due primarily to net income of $155.6 million, adjusted for certain operating liabilities such as increased medical claims payable of $107.3 million and accounts payable and accrued expenses of $63.3 million.

Net cash used in investing activities for the nine months ended September 30, 1997 totaled $261.5 million, compared with net cash used in investing activities of $708.0 million for the nine months ended September 30, 1996. The cash used in 1997 was attributable primarily to the purchase of investments for $2,070.2 million, partially offset by the proceeds from investments sold and matured of $1,496.4 million and the net cash acquired from the GBO purchase of $362.0 million.

Net cash used in financing activities totaled $78.5 million for the nine months ended September 30, 1997, compared to net cash used in financing activities of $305.9 million for the nine months ended September 30, 1996. Borrowings and repayments on long-term debt totaled $150.0 million and $346.0 million, respectively, for the nine months ended September 30, 1997, compared to borrowings and repayments of long-term debt of $775.0 million and $90.0 million, respectively, and dividend payments associated with the Recapitalization of $995.0 million for the nine months ended September 30, 1996.

In connection with the Recapitalization, the Company entered into a $1.25 billion unsecured revolving credit facility. In April 1997, the Company amended this facility to decrease the maximum amount which could be borrowed to $1.0 billion. Borrowings under the credit facility bear interest at rates determined by reference to the bank's base rate or to the London Interbank Offered Rate ("LIBOR") plus a margin determined by reference to the Company's leverage ratio (as defined in the credit agreement) or the then-current rating of the Company's unsecured long-term debt by specified rating agencies. Borrowings under the credit facility are made on a committed basis or pursuant to an auction-bid process. The credit facility expires as of May 15, 2002, although it may be extended for an additional one-year period under certain circumstances. The credit agreement requires the Company to maintain certain financial ratios and contains restrictive covenants, including restrictions on the occurrence of additional indebtedness and the granting of certain liens, limitations on acquisitions and investments and limitations on changes in control. The total amount outstanding under the credit facility was $409.0 million as of September 30, 1997. The weighted average interest rate, including the facility and other fees and including the swap agreements, for the quarter and nine months ended September 30, 1997 was 7.4%.

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

Prior to the Company's Delaware reincorporation, the Company held a license as a health care service plan under the California Knox-Keene Health Care Service Plan Act of 1975 (the "Knox-Keene Act"). As such, the Company was required to maintain minimum tangible net equity ("TNE") by the Company's primary regulator, the California Department of Corporations (the "DOC"), in addition to meeting minimum capital requirements prescribed by the Blue Cross Blue Shield Association (the "BCBSA"). As a DOC licensee, the Company used TNE in measuring capital for the BCBSA. The failure to meet a specified level (the "BCBSA Minimum Capital") of the BCBSA's base capital requirement can subject the

Company to certain corrective actions, while the failure to meet a lower specified level can result in the termination of the Company's license agreement with the BCBSA. Upon completion of the Delaware reincorporation, the Company is no longer licensed under the Knox-Keene Act (WellPoint California remains as a DOC licensee) and, as a result, its capital for BCBSA purposes will be measured based on GAAP equity. As of September 30, 1997, the Company's GAAP equity was in excess of the BCBSA's Minimum Capital requirement. A principal purpose of the Company's Delaware reincorporation was to allow a restructuring of the Company and its various subsidiaries in order to improve the Company's capital as measured for BCBSA purposes.

Certain of the Company's subsidiaries are required to maintain minimum capital requirements prescribed by various regulatory agencies, including the California Department of Corporations, and the Departments of Insurance in various states. As of September 30, 1997, those subsidiaries of the Company were in compliance with all minimum capital requirements.

On March 17, 1997, the Company borrowed $150.0 million under its subordinated debt agreement to ensure compliance with the Company's BCBSA capital requirements. As of March 31, 1997 the Company's total debt under this facility was $200 million. On April 10, 1997, the Company completed a public offering of 3 million shares of its common stock, receiving net proceeds of $110.3 million which were used to pay down outstanding indebtedness under the Company's subordinated debt agreement. Additionally, as part of this offering, the Foundation (See Note 3 to the Notes to Consolidated Financial Statements (unaudited) in Item 1) sold 8.5 million shares of WellPoint common stock, for which the Company received no proceeds. On July 1, 1997, the Company repaid its remaining $90.0 million outstanding under the subordinated debt agreement with borrowings under the revolving credit facility.

In July 1996, the Company filed a registration statement relating to the issuance of $1.0 billion of senior or subordinated unsecured indebtedness. As of September 30, 1997, no indebtedness had been issued pursuant to this registration statement.

The Company believes that cash flow generated by operations, its cash and investment balances, supplemented by the Company's ability to borrow under its existing revolving credit facility or to conduct a public offering under its debt registration statement will be sufficient to fund continuing operations and expected capital requirements for the foreseeable future.

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

As part of the Company's business strategy, the Company has recently acquired substantial operations in new geographic markets. These businesses, which include substantial indemnity-based insurance operations, have experienced varying profitability or losses in recent periods. While the integration of these businesses into the Company is continuing, there can be no assurances regarding the ultimate success of the Company's integration efforts or regarding the ability of the Company to maintain or improve the results of operations of these businesses as the Company pursues its strategy of motivating the acquired members to select managed care products. In order to implement this strategy, the Company has and will, among other things, need to continue to incur considerable expenditures for provider networks and information systems in addition to the costs associated with the integration of these acquisitions. The Company's results of operations could be adversely affected in the event that the Company is unable to implement fully its expansion strategy.

The Company's operations are subject to substantial regulation by Federal, state and local agencies in all jurisdictions in which the Company now operates. Many of these agencies have increased their scrutiny of managed health care companies in recent periods. Future regulatory actions by any such agencies may have a material adverse affect on the Company's business.

The Company's future results will depend in large part on accurately predicting health care costs and upon the Company's ability to control future health care costs through underwriting criteria, utilization management and negotiation of favorable provider contracts. Changes in utilization rates, demographic characteristics, health care practices, provider consolidation, inflation, new technologies, clusters of high-cost, the regulatory environment and numerous other factors are beyond the control of any health plan and may adversely affect the Company's ability to predict and control health care costs and claims, as well as the Company's financial condition or results of operations. Additionally, the Company faces competitive pressure to contain premium prices. Fiscal concerns regarding the continued viability of government sponsored programs such as Medicare and Medicaid may cause decreasing reimbursement rates for these programs. Any limitation on the Company's ability to increase or maintain its premium levels, design products, or select underwriting criteria may adversely affect the Company's financial condition or results of operations.

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

As a result of the Company's recent acquisitions, the Company now operates on a national basis and offers a spectrum of health care and specialty products through various risk sharing arrangements. The Company's health care products include a variety of managed care offerings as well as traditional fee-for-service coverage. With respect to product type, fee-for-service products are generally less profitable than managed care products. A critical component of the Company's expansion strategy is to transition over time the traditional insurance members of the Company's acquired businesses to more managed care products. With respect to the risk-sharing nature of products, managed care products that involve greater potential risk to the Company generally tend to be more profitable than those managed care and management services products where the Company is able to shift risks to employer groups. Over the past few years, the Company has experienced greater margin erosion in the higher risk managed care products more typical in its individual and small group market than in its lower-risk managed care and non-risk management services products offered in the large employer group market. This margin erosion is attributable to product mix change, competitive pressure and greater regulatory restrictions applicable to the small employer group market. The spread between the profitability of the individual and small group business and the large group business in California was 4.9% and 6.8% for the nine months ended September 30, 1997 and 1996, respectively. The Company has implemented price increases in certain of its managed care businesses. While these price increases are intended to improve profitability, there can be no assurance that this will occur. Subsequent unfavorable changes in the relative profitability between the Company's various products could have a material adverse effect on the Company's results of operations and on the continued feasibility of the Company's geographic expansion strategy.

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

        3.03 Agreement of Merger dated as of July 22, 1997 by and among WellPoint California and WLP Acquisition Corp., incorporated by reference to Exhibit 3.3 of Registrant's Form 8-K filed on August 5, 1997.

        4.01       Specimen of common stock certificate of WellPoint Health
                   Networks Inc., incorporated by reference to Exhibit 4.4 of Registrant's Registration Statement on Form 8-B, Registration
                   No. 001-13083

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

        10.03 Master Subscriber Agreements dated as of January 27, 1993 between the Registrant's subsidiaries and BCC, incorporate by reference to Exhibit 10.03 of Registrant's Form 10-K for the fiscal year ended December 31, 1992

        10.04      Tax Allocation Agreement dated as of February 1, 1993 among the Registrant, its subsidiaries and BCC and its
                   subsidiaries, incorporated by reference to Exhibit 10.04 of
                   Registrant's Form 10-K for the fiscal year ended December 31,
                   1992

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

        Exhibit
        Number       Exhibit
        ------       -------
        10.54     Amendment No. 1 dated as of February 11, 1997 to Registrant's
                  Subordinated Term Loan Agreement dated as of November 21,
                  1996, incorporated by reference to Exhibit 10.54 of
                  Registrant's Annual Report for the fiscal year ended December
                  31, 1996

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


        10.57     Second Amendment dated as of April 21, 1997 to Registrant's
                  Credit Agreement dated as of May 15, 1996, incorporated by reference to Exhibit 10.55 of Registrant's Form 10-Q for the Quarter ended March 31, 1997

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

        Exhibit
        Number       Exhibit
        ------       -------
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

        10.70 WellPoint Health Networks Inc. Stock Option/Award Plan, as amended through January 15, 1997 (incorporated by reference to Exhibit 99.1 to the Registrant's Registration Statement on
                  Form S-8), File No. 333-33013 (superseding Exhibit 10.31)


        Exhibit
        Number       Exhibit
        ------       -------
        10.71     WellPoint Health Networks Inc. Employee Stock Purchase Plan
                  (as amended and restated effective January 1, 1998)
                  (incorporated by reference to Exhibit 10.71 of Registrant's
                  Form 10-Q for the Quarter ended June 30, 1997) (superseding
                  Exhibit 10.47)

        10.72     Amendment No. 1 to Employment Agreement by and between the
                  Registrant and Leonard D. Schaffer.

        10.73 Amendment and Restated Special Executive Retirement Plan effective as of September 1, 1997 by and between the Registrant and Leonard D. Schaffer (superseding Exhibit 10.15)

        10.74     Salary Deferral Savings Program of WellPoint Health Networks
                  Inc., as amended through October 1, 1997.

        11        Statement Re: Computation of Earnings Per Share

        27.1      Financial Data Schedule

        (b)    Reports on Form 8-K

        A current report on Form 8-K was filed on August 5, 1997, which reported that the Company has completed the formation of a new Delaware holding company structure.

        A current report on Form 8-K was filed on September 19, 1997, regarding recent changes to BCBSA ownership guidelines.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                           WELLPOINT HEALTH NETWORKS INC.
                                           Registrant


Date: November 14, 1997                    By: /s/ LEONARD D. SCHAEFFER
                                              -----------------------------
                                              Leonard D. Schaeffer
                                              Chairman of the Board of Directors
                                              and Chief Executive Officer



Date: November 14, 1997                    By: /s/ DAVID C. COLBY
                                              -----------------------------
                                              David C. Colby
                                              Executive Vice President
                                              and Chief Financial Officer



Date: November 14, 1997                    By: /s/ S. LOUISE McCRARY
                                              -----------------------------
                                              S. Louise McCrary
                                              Senior Vice President and
                                              Chief Accounting Officer