Form 10-K
period 1997-12-31
WELLPOINT HEALTH NETWORKS INC /DE/
filed 1998-03-30
CIK 1013220

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                            ------------------------
                       FOR ANNUAL AND TRANSITION REPORTS
                    PURSUANT TO SECTIONS 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
                            ------------------------

                                   FORM 10-K

(MARK ONE)

  /X/    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1997

  / / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         FOR THE TRANSITION PERIOD FROM               TO

                        COMMISSION FILE NUMBER 001-13803
                            ------------------------

                         WELLPOINT HEALTH NETWORKS INC.

             (Exact name of Registrant as specified in its charter)

               DELAWARE                                 95-4635504
       (State of incorporation)            (I.R.S. Employer Identification No.)

         21555 OXNARD STREET
      WOODLAND HILLS, CALIFORNIA                          91367
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

                                      None
                            ------------------------

    Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-K or any amendment to this Form 10-K. / /

    State the aggregate market value of the voting stock held by non-affiliates of the Registrant as of March 13, 1998: $2,661,288,721 (based on the last reported sale price of $66 5/8 per share on March 13, 1998, on the New York Stock Exchange).

    Common Stock, $0.01 par value of Registrant outstanding as of March 13, 1998: 69,971,937 shares.

                      DOCUMENTS INCORPORATED BY REFERENCE

    Part III of this Annual Report on Form 10-K incorporates by reference information from the Registrant's definitive proxy statement for its 1998 Annual Meeting of Stockholders.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                         WELLPOINT HEALTH NETWORKS INC.
                          1997 FORM 10-K ANNUAL REPORT
                               TABLE OF CONTENTS

                                                                                                                PAGE
                                                                                                                -----

                                                         PART I

Item 1.     Business.......................................................................................           1

Item 2.     Properties.....................................................................................          21

Item 3.     Legal Proceedings..............................................................................          21

Item 4.     Submission of Matters to a Vote of Security Holders............................................          22

                                                        PART II

Item 5.     Market for the Registrant's Common Equity and Related Stockholder Matters......................          23

Item 6.     Selected Financial Data........................................................................          24

Item 7.     Management's Discussion and Analysis of Financial Condition and Results of Operations..........          25

Item 8.     Financial Statements and Supplementary Data....................................................          37

Item 9.     Changes and Disagreements with Accountants on Accounting and Financial Disclosure..............          37

                                                        PART III

Item 10.    Directors and Executive Officers of the Registrant.............................................          38

Item 11.    Executive Compensation.........................................................................          38

Item 12.    Security Ownership of Certain Beneficial Owners and Management.................................          38

Item 13.    Certain Relationships and Related Transactions.................................................          38

                                                        PART IV

Item 14.    Exhibits, Financial Statements Schedules and Reports on Form 8-K...............................          38

                                   SIGNATURES

                         INDEX TO FINANCIAL STATEMENTS

                                     PART I

ITEM 1.  BUSINESS

GENERAL

    WellPoint Health Networks Inc. (the "Company" or "WellPoint") is one of the nation's largest publicly traded managed health care companies with approximately 6.6 million medical members and approximately 22 million specialty members as of December 31, 1997. The Company offers a broad spectrum of network-based managed care products, including preferred provider organizations ("PPOs"), health maintenance organizations ("HMOs") and point-of-service ("POS") and other hybrid plans and indemnity plans to the large and small employer, individual and senior markets. In addition, the Company offers managed care services for self-funded employers, including underwriting, actuarial services, network access, medical cost management and claims processing. The Company offers a continuum of managed health care plans while providing incentives to members and employers to select more intensively managed plans. Such plans are typically offered at a lower cost in exchange for additional cost-control measures, such as limited flexibility in choosing non-network providers. The Company believes that it is better able to predict and control its health care costs as its members select more intensively managed health care plans. The Company also provides a broad array of specialty and other products and services, including pharmacy, dental, utilization management, life, integrated workers' compensation, preventive care, disability, behavioral health, COBRA and flexible benefits account administration.

    The Company markets its products in California primarily under the name Blue Cross of California and outside of California primarily under the name UNICARE. Historically, the Company's primary market for its managed care products has been California. The Company holds the exclusive right in California to market its products under the Blue Cross name and mark. The Company is diversified in its California customer base, with extensive membership among large and small employer groups and individuals and a growing presence in the Medicare and Medicaid markets.

    In 1996, the Company began pursuing a nationwide expansion strategy through selective acquisitions and start-up activities in key geographic areas. With the acquisitions in March 1996 of the Life & Health Benefits Management division ("MMHD") of Massachusetts Mutual Life Insurance Company (the "MMHD Acquisition") and in March 1997 of certain portions of the health and related life group benefit operations (the "GBO") of John Hancock Mutual Life Insurance Company (the "GBO Acquisition"), the Company has significantly expanded its operations outside of California. The Company's acquisition strategy to date has focused on large employer group plans that offer indemnity and other health insurance products that are less intensively managed than the Company's current products in California. Over the past decade, the Company has transitioned substantially all of its California indemnity insurance customers to managed care products. An element of the Company's geographic expansion strategy is to replicate its experience in California in motivating traditional indemnity members to transition to the Company's broad range of managed care products. In addition, the Company focuses on acquiring businesses that provide significant concentrations of members in strategic locations outside of California. The Company believes that its current UNICARE medical membership provides its UNICARE operations with sufficient scale to begin development of proprietary provider network systems in key geographic areas which will enable the Company over time to begin offering a broader range of managed care products. The Company intends to use these new networks to introduce individual, small group and senior products in these markets. The Company has developed or is actively developing proprietary networks in Texas, Georgia, Illinois, Indiana, Michigan, Maryland and Virginia and has introduced new managed care products in, among other states, Texas, Georgia and Illinois.

    The Company also intends to explore opportunities to work with other Blue Cross Blue Shield entities. The Company currently provides pharmacy benefits management services to certain Blue Cross Blue Shield entities and may market additional specialty products to and pursue additional relationships with other Blue Cross Blue Shield plans in the future.

MANAGED HEALTH CARE INDUSTRY OVERVIEW

    An increasing focus on costs by employers and consumers has spurred the growth of HMO, PPO, POS and other forms of managed care plans as alternatives to traditional indemnity health insurance. Typically, HMOs and PPOs, as well as hybrid plans incorporating features of each (such as POS plans), develop health care provider networks by entering into contracts with hospitals, physicians and other providers to deliver health care at favorable rates that incorporate health care utilization management and other cost-control measures as well as network credentialing and quality assurance. HMO, PPO and POS members generally are charged periodic, prepaid premiums, and co-payments or deductibles. PPOs, POS plans and a number of HMOs allow out-of-network usage, typically at substantially higher out-of-pocket costs to members. HMO members generally select one primary care physician from a network who is responsible for coordinating health care services for the member, while PPOs or other "open access" plans generally allow members to select physicians without coordination through a primary care physician. Hybrid plans, such as POS plans, typically involve the selection of primary care physicians similar to HMOs, but allow members to choose non-network providers at higher out-of-pocket costs similar to PPOs.

    THE CALIFORNIA MARKET. The desire of California-based employers for a range of health care choices that promote effective cost controls and quality care has contributed to substantial market acceptance of managed health care in California, where the total penetration of managed health care companies is higher than the national average. The Company is a market leader in offering managed health care plans to individuals and small employer groups in California, but has experienced increased competition in this market over the last several years. WellPoint's large group business, which historically lagged the performance of its small group and individual business, has experienced considerable growth since 1994 with the rebound of the California economy and the enhancement of the Company's reputation for customer service and value, especially among established companies.

    OTHER STATES. Although market acceptance of managed health care continues to grow throughout the United States, it currently varies widely from state to state. In some states, members are typically offered a spectrum of health care choices which are more focused on traditional indemnity health insurance than in California. Indemnity insurance usually allows members substantial freedom of choice in selecting health care providers but without significant financial incentives or cost-control measures typical of managed care plans. Health care providers are reimbursed on a retrospective basis and there are few, if any, incentives or measures to control health care costs. Indemnity insurance plans typically require annual deductible obligations of members. Upon satisfaction of the deductible, the member is reimbursed for health care expenses on a full or partial basis of the indicated charges. Health plan reimbursement is often limited to the health plan's assessment of the reasonable and customary charges prevailing in a region for the particular health care procedure. PPO coverage offered by health plans outside of California is often typified by broad-based, third-party provider networks which do not incorporate the cost-control measures or discounts typical of the Company's proprietary provider networks in California. The Company believes the higher costs generally associated with such third-party PPO networks and traditional indemnity health insurance will continue to cause employers and members to seek out managed health care solutions similar to those offered by the Company in California.

BLUE CROSS OF CALIFORNIA

    Prior to the MMHD and GBO Acquisitions, the Company's significant operations were primarily confined to the State of California. Most of the Company's California operations are conducted under the trade name Blue Cross of California.

    MARKETING AND PRODUCTS

    WellPoint's Blue Cross of California products are developed and marketed in California with an emphasis on four distinct customer groups: large employers with 51 or more employees, individuals and small employers, seniors and Medi-Cal recipients. Medi-Cal is California's Medicaid program. In addition, the Company's products are marketed to educational and public entities, federal employee health and benefit programs and national employers and in conjunction with state-run programs servicing high-risk and underserved markets. Individual business units are responsible for enrolling, underwriting and servicing customers in specific segments. Sales representatives are generally assigned to a specific geographic region of California to allow WellPoint to tailor its marketing efforts to the particular health care needs of each regional market. Individual business units also use advertising, public relations, promotion and marketing research to support their efforts. The Company believes that one of the keys to its success in California has been its focus on distinct customer groups defined generally by employer size and geographic region, which better enables the Company to develop benefit plans and services that meet the needs of these distinct markets. WellPoint's managed health care plans to large employers in California are generally sold in conjunction with a broker or consultant to develop a package of managed health care benefits specifically tailored to meet the employer's needs. Individual and small employer group products are marketed in California primarily through sales managers in both Comprehensive Integrated Marketing Services, Inc. ("CIMS"), a wholly owned subsidiary of the Company, and WellPoint's sales department, who oversee independent agents and brokers.

    HMO PLANS. The Company offers a variety of HMO products to the members of its California HMO, CaliforniaCare. CaliforniaCare members are generally charged periodic, prepaid premiums that do not vary based on the amount of services rendered, as well as modest copayments (small per-visit charges). Members choose a primary care physician from the HMO network who is responsible for coordinating health care services for the member. Certain plans permit members to receive health care services from providers that are not a part of the Company's HMO network at a substantial out-of-pocket cost to members which includes a deductible and higher copayment obligations. To enhance the marketability of its plans, in 1996 the Company introduced its CaliforniaCare Saver HMO product, which has deductible obligations for certain hospital and outpatient benefits. In response to consumer demand for easier access to specialists, in 1997 the Company introduced the Ready Access program in its CaliforniaCare HMO. The program expedites the referral process to specialists within a member's participating medical group ("PMG"). In addition, the program also allows members of certain PMGs to self-refer to designated frequently used specialists.

    PPO PLANS. The Company's PPO products, which are generally marketed under the name "Prudent Buyer," are designed to address the specific needs of different customer segments. The Company's PPO plans require periodic, prepaid premiums and have copayment obligations for services rendered by network providers that are often similar to the copayment obligations of its HMO plans. Unlike WellPoint's HMO and other "closed-access" plans, members are not required to select a primary care physician who is responsible for coordinating their care and may be subject to annual deductible requirements. PPO members have the option to receive health care services from non-network providers, typically at substantially higher out-of-pocket costs to members. To improve the attractiveness of its PPO plans to small groups and individual buyers, in 1996 the Company introduced its Prudent Buyer Co-Pay product, which replaces annual deductible obligations with HMO-like co-payments while maintaining the member choice typical of PPO plans. In March 1997, the Company introduced new high-deductible health plans intended for use with medical savings accounts ("MSAs").

    MEDICAID PLANS. The California Department of Health Services ("DHS") administers Medi-Cal, California's Medicaid program. WellPoint has been awarded contracts to administer Medi-Cal managed care programs in various California counties. Under these programs, WellPoint provides health care coverage to Medi-Cal program members and DHS pays WellPoint a fixed payment per member per month. As of December 31, 1997, approximately 284,000 members were enrolled in WellPoint's Medi-Cal managed care programs in Los Angeles, Sacramento, Orange, Riverside, San Bernardino, San Francisco, Alameda, Santa Clara, Fresno, Kern and Stanislaus counties.

    SENIOR PLANS. WellPoint offers numerous Medicare supplemental plans, which typically pay the difference between health care costs incurred and amounts paid by Medicare, using existing PPO and HMO provider networks. One such product is Medicare Select, a PPO-based product that offers supplemental Medicare coverage. WellPoint also offers Medicare Select II, a hybrid product which allows seniors over the age of 65 to maintain their full Medicare benefits for any out-of-network benefits while enrolled in a supplemental plan that allows them to choose their own physician with a copayment. As of December 31, 1997, the Medicare supplemental plans served approximately 166,000 members. WellPoint also offers Blue Cross Senior Secure, an HMO plan operating in defined geographic areas, under a Medicare risk contract with the Health Care Financing Administration ("HCFA"). This contract entitles WellPoint to a fixed per-member premium from HCFA which is subject to adjustment annually by HCFA based on certain demographic information relating to the Medicare population and the cost of providing health care in a particular geographic area. In addition to physician care, hospitalization and other benefits covered by Medicare, the benefits under this plan include prescription drugs, routine physical exams, hearing tests, immunizations, eye examinations, counseling and health education services. As of December 31, 1997, Blue Cross Senior Secure HMO plans served over 10,000 members.

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

    HMO NETWORK. Membership in CaliforniaCare has grown to approximately 1.4 million members as of December 31, 1997 from 123,000 members as of December 31, 1987. As of December 31, 1997, the HMO network included approximately 28,000 primary care and specialist physicians and approximately 430 hospitals throughout California. The physician network of PMGs is comprised of both multi-specialty medical group practices and individual practice associations ("IPAs").

    Substantially all primary care physicians or PMGs in the Company's California HMO network are reimbursed on a capitated basis that incorporates financial incentives to control health care costs. These arrangements specify fixed per member per month payments to providers and may result in a marginally higher medical loss ratio than a non-capitated arrangement, but significantly reduce risk to WellPoint. Generally, HMO network hospital provider contracts are on a nonexclusive basis and provide for a per diem payment (a fixed fee schedule where the daily rate is based on the type of service), which is below the hospitals' standard billing rates.

    Contractual arrangements with PMGs typically include provisions under which WellPoint provides limited stop-loss protection. If the PMG's actual charges for medical services provided to a member exceed an agreed-upon threshold amount, WellPoint will pay the group a portion of the excess amount. Provider rates are generally negotiated with PMGs and hospitals on an annual or multi-year basis. To encourage PMGs to contain costs for claims for non-capitated services such as inpatient hospital, outpatient surgery, hemodialysis, emergency room, skilled nursing facility, ambulance, home health and alternative birthing center services, WellPoint's PMG agreements provide for a settlement payment to the PMG based upon the PMG's effective utilization of such non-capitated services. PMGs are also eligible for additional incentive payments based upon their management of outpatient prescription drugs and satisfaction of quality criteria.

    PPO NETWORK. The California PPO network included approximately 42,000 physicians and 440 hospitals throughout California as of December 31, 1997. There were approximately 2.8 million members (including administrative services members) enrolled in WellPoint's California PPO health care plans as of such date, approximately 47% of whom were individuals or employees of small groups.

    WellPoint endeavors to manage and control costs for its PPO plans by negotiating favorable arrangements with physicians, hospitals and other providers, which include utilization management and other cost-control measures. In addition, WellPoint manages costs through pricing and product design decisions intended to influence the behavior of both providers and members.

    Like WellPoint's HMO plans, WellPoint's California PPO plans provide for the delivery of specified health care services to members by contracting with physicians, hospitals and other providers. Hospital provider contracts are on a nonexclusive basis and are generally paid per diem amounts that provide for rates that are below the hospitals' standard billing rates. Physician provider contracts are also on a nonexclusive basis and specify fixed fee schedules that are below standard billing rates. WellPoint is able to obtain prices for hospitals and physician services below standard billing rates because of the volume of business it offers to health care providers that are part of its network. Provider rates are generally negotiated on an annual or multi-year basis with hospitals. In 1996, the Company concluded an extensive recontracting process with hospitals in its provider network, whereby certain hospitals that demonstrated designated quality and other criteria were given a preferred status in exchange for, among other things, lower negotiated rates. Provider rates for physicians in the Company's PPO network are set from time to time by the Company.

    UTILIZATION MANAGEMENT. In order to better manage quality in its proprietary provider networks WellPoint adopts utilization management systems and guidelines that are intended to reduce unnecessary procedures, admissions and other medical costs. The utilization management systems seek to provide quality care to WellPoint's members by ensuring that medical services provided are based on medical necessity and that all final decisions are made by physicians. In its HMO, WellPoint permits PMGs to oversee most utilization management for their particular medical group under these guidelines. Currently, substantially all of the PMGs in WellPoint's California HMO network have established committees to oversee utilization management. For its PPO network, WellPoint uses treatment guidelines, requires pre-admission approvals of hospital stays and concurrent review of all admissions and retrospectively reviews physician practice patterns. Utilization management also includes an outpatient program, with pre-authorization and retrospective review, ongoing supervision of inpatient and outpatient care of members, case management and discharge planning capacity. Review of practice patterns may result in modifications and refinements to the PPO plan offerings, treatment guidelines and network contractual arrangements. In addition, WellPoint manages health care costs by periodically reviewing cost and utilization trends within its provider networks. Cases are reviewed in the aggregate to identify a high volume of a particular type of service to identify the most effective method of treatment while more effectively managing costs. In addition, the Company reviews high-cost procedures in an effort to provide new quality, cost-effective treatment, by utilizing new technologies or by creating additional networks, such as its networks of home health agencies.

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

    QUALITY MANAGEMENT. Quality management for most of the Company's California business is overseen by the Company's Quality Management Department and is designed to ensure that necessary care is provided by qualified personnel. Quality management encompasses plan level quality performance, physician credentialing, provider and member grievance monitoring and resolution, medical group auditing, monitoring medical group compliance with Blue Cross of California standards for medical records and medical offices, physician peer review and a quality management committee.

UNICARE

    In 1996, the Company began pursuing a nationwide expansion strategy through selective acquisitions and start-up activities in key geographic areas. The Company believes that its success in the highly competitive California managed care market is attributable to its broad range of managed care products that target the differing needs of specific market segments. The Company's acquisition strategy to date has focused on large employer group plans that offer indemnity and other health care products that are less intensively managed than the Company's current products. In addition, the Company has focused on acquiring businesses that provide significant concentrations of members in strategic locations outside of California. As of December 31, 1997, the Company had approximately 2.4 million members covered under its UNICARE health plans (including approximately 57,000 members in California). Approximately 55% of UNICARE medical membership as of such date was concentrated in eight states:
Illinois, Texas, Massachusetts, Ohio, Michigan, New York, Georgia and Indiana. Most of the Company's non-California business is conducted by the Company's wholly owned subsidiary UNICARE Life & Health Insurance Company.

    MARKETING AND PRODUCTS

    Similar to the Company's Blue Cross of California products, WellPoint's UNICARE products are developed and marketed outside of California with a focus on specific customer groups. The large employer group businesses that were previously part of the MMHD and GBO operations have a national focus as a result of the multi-state needs of such employers. UNICARE's individual and smaller employer group and senior products are marketed on a more regional basis as a result of the more localized nature of these customer segments and the agent and broker communities that serve them. Similar to the Company's Blue Cross of California business units, individual UNICARE business units are responsible for marketing, enrolling, underwriting and servicing their respective customers.

    Outside of California, the Company offers HMO products in Texas and PPO and other open access products (using proprietary networks and third-party provider networks), as well as traditional fee-for-service products. As WellPoint continues to develop proprietary provider network systems in key geographic areas, the Company intends to offer more intensively managed products to the existing members of acquired businesses and to new individual, small group and senior customers outside of California. The Company offers managed health care products and services in Texas through certain subsidiaries including UNICARE of Texas Health Plans, Inc., which is currently licensed as an HMO in the Houston, Dallas/ Forth Worth and Austin areas. Although the regulatory requirements vary from state to state, many states require that HMO products be offered by an entity incorporated and domiciled in that state.

    MANAGED HEALTH CARE NETWORKS AND PROVIDER RELATIONS

    Due to the more recent development of the Company's national operations, the Company's relations with health care providers outside of California are more varied than in California. During 1997, the Company undertook significant network development efforts in various states, including Georgia, Illinois, Indiana, Ohio, Texas and Virginia. Some of these network development activities involved start-up activities, while others involved supplementing existing networks acquired in the MMHD and GBO acquisitions. As of December 31, 1997, UNICARE's proprietary networks included approximately 42,000 primary and specialist physicians and 350 hospitals. These networks included approximately 15,000 primary care and specialist physicians and 150 hospitals in the Company's Texas HMO network.

    As part of the MMHD Acquisition, the Company also acquired majority ownership interests in a start-up HMO, National Capital Health Plan ("NCHP"), and an existing PPO entity, National Capital Preferred Provider Organization ("NCPPO"). Both entities operate in the Maryland/Virginia area and are joint ventures with local health care providers. The NCPPO network included approximately 6,700 primary care and specialist physicians and 50 hospitals as of December 31, 1997.

    A large number of UNICARE members are currently served by third-party provider networks, which generally lack the provider selectivity and discounts typical of the Company's California proprietary networks. One of the Company's strategies for the expansion of its UNICARE operations is to continue building proprietary provider network systems similar to the Company's networks in California, which provide a continuum of managed-care products to various customer segments. As the Company expands its out-of-state operations, it intends to build or acquire such network operations and, as appropriate, to replace or supplement the current third-party network arrangements.

    UTILIZATION MANAGEMENT. For the Company's UNICARE managed care health plans, utilization management is provided both by UNICARE and third-party provider networks. As part of the GBO Acquisition, the Company also acquired CostCare, Inc. ("CCI"), which provides medical management services. The Company has integrated CCI utilization management services into UNICARE offerings. In December 1997, CCI (which operates as UNICARE/Cost Care) received a two-year accreditation from the Utilization Review Accreditation Commission ("URAC"), a private organization providing voluntary accreditation of utilization review entities.

    UNDERWRITING. As with the Company's Blue Cross of California operations, the UNICARE underwriting activities use criteria based upon accumulated actuarial data, with adjustments for factors such as claims experience, member mix and industry differences to evaluate anticipated health care costs. Because a significant portion of UNICARE's business is the provision of administrative services to self-funded employer plans, most of the UNICARE business involves no underwriting risk to the Company. Because UNICARE's members are in every state, the Company's underwriting practices, especially in the individual and small group market, are subject to a variety of legislative and regulatory requirements and restrictions. See "--Government Regulation."

SPECIALTY MANAGED HEALTH CARE AND OTHER PLANS AND SERVICES

    WellPoint offers a variety of specialty managed health care and other services. WellPoint believes that these specialty networks and plans complement and facilitate the marketing of WellPoint's medical plans and help in attracting employer groups and other members that are increasingly seeking a wider variety of options and services. WellPoint also markets these specialty products on a stand-alone basis to other health plans and other payors.

    PHARMACY PRODUCTS

    WellPoint offers pharmacy services and pharmacy benefit management services to its members. WellPoint's pharmacy services incorporate features such as drug formularies (a WellPoint-developed listing of preferred, cost-effective drugs), a pharmacy network and maintenance of a prescription drug database and mail order capabilities. Moreover, pharmacy benefit management services provided by WellPoint include management of drug utilization through outpatient prescription drug formularies, retrospective review and drug education for physicians, pharmacists and members. As of December 31, 1997, WellPoint had more than 12.3 million risk and non-risk members and approximately 49,000 participating pharmacies.

    DENTAL PLANS

    WellPoint's California dental plans include Dental Net, its California dental HMO, with a provider network of approximately 2,000 dentists reimbursed on a capitated basis, a dental PPO, with a network of approximately 11,000 dentists, and traditional indemnity plans. As part of the Company's national expansion efforts, the Company has developed or is developing dental provider networks in 40 states outside of California. As of December 31, 1997, the Company's dental networks outside of California included 18,900 dentists. The Company's dental products outside of California currently include a dental PPO in Texas and Georgia. As a result of the MMHD and GBO acquisitions, the Company has acquired significant additional dental membership outside of California. The Company's dental plans provide primary and specialty dental services, including orthodontic services, and as of December 31, 1997, served approximately 3.2 million dental members.

    LIFE INSURANCE

    The Company offers primarily term-life insurance to employers, generally in conjunction with the Company's health plans. As of December 31, 1997, the Company provided life insurance products to approximately 1.8 million persons.

    MENTAL HEALTH PLANS

    WellPoint offers specialized mental health and substance abuse programs. The plans cover mental health and substance abuse treatment services on both an inpatient and an outpatient basis, through a network of approximately 3,800 contracting providers. In addition, approximately 280 employee assistance and behavioral managed care programs have been implemented for a wide variety of businesses throughout the United States. As of December 31, 1997, there were approximately 700,000 members covered under WellPoint's mental health plans.

    WORKERS' COMPENSATION

    One of the Company's operating subsidiaries, UNICARE Insurance Company ("UIC"), underwrites workers' compensation insurance primarily in California and is also licensed in 33 other states. UIC historically focused on insuring large accounts, working with a select group of large property and casualty insurance brokers. In August 1994, the Company introduced "UNICARE Integrated," an integrated managed care product for workers' compensation and medical benefits. Under UNICARE Integrated, WellPoint has combined its existing HMO and PPO networks with a workers' compensation occupational medical network of physicians and clinics. UNICARE Integrated offers single point-of-service and account management for the employer and provides employees access to existing HMO and PPO networks. WellPoint believes that, by integrating managed care and workers' compensation, medical treatment costs and workers' compensation costs can be reduced. As of December 31, 1997, approximately 275,000 members were covered under WellPoint's workers' compensation programs.

    UTILIZATION MANAGEMENT

    In connection with the GBO Acquisition, the Company acquired CCI, a wholly owned subsidiary of John Hancock. CCI, which now operates under the trade name UNICARE/Cost Care, provides stand-alone utilization management and other medical management services to other health plans and self-funded employers. CCI utilization management services are also integrated into UNICARE product offerings. In December 1997, CCI received a two-year accreditation from URAC. As of December 31, 1997, the Company had approximately 2.8 million utilization management members.

    DISABILITY PLANS

    As of December 31, 1997, the Company provided long-term and/or short-term disability coverage to approximately 1.1 million individuals.

    LONG-TERM CARE INSURANCE

    In November 1997, the Company began offering a group of long-term care insurance products to its California members through its indirect wholly owned subsidiary BC Life & Health Insurance Company ("BC Life"). These plans, which are marketed under the Advantage Blue trade name, involve three different products. The Company's long-term care products include both a skilled nursing home care plan and comprehensive policies covering skilled, intermediate and custodial long-term care.

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

MANAGEMENT SERVICES

    WellPoint provides administrative services to large group employers that maintain self-funded health plans. In California, the Company often has been able to transition these customers into other lines of business by subsequently introducing WellPoint's underwritten managed care products. WellPoint offers managed care services, including underwriting, actuarial services, medical cost management, claims processing and administrative services for self-funded employers. WellPoint also enables employers with self-funded health plans to use WellPoint's California PPO and HMO provider networks and to realize savings through WellPoint's favorable provider arrangements, while allowing employers the ability to design certain health benefit plans in accordance with their own requirements and objectives. As of December 31, 1997, WellPoint serviced self-insured health plans covering approximately 2.7 million medical members. Management services revenue for these services was $383.2 million, $147.9 million and $61.2 million for the years ended December 31, 1997, 1996 and 1995, respectively. The Company's managed care services revenues have expanded considerably during the last two years as a result of the MMHD and GBO Acquisitions.

MARKET RESEARCH AND ADVERTISING

    WellPoint conducts market research and advertising programs to develop products and marketing techniques tailored specifically to customer segments. WellPoint uses print and broadcast advertising to promote its health care plans. In addition, the Company engages in promotional activities with agents, brokers and consultants. WellPoint incurred costs of approximately $36.6 million, $34.8 million and $21.2 million on advertising for the years ended December 31, 1997, 1996 and 1995 respectively.

COMPETITION

    The managed health care industry in California is competitive on both a regional and statewide basis. In addition, in recent years there has been a trend of increasing consolidation among both national and California-based health care companies, which may further increase competitive pressures. WellPoint competes with other companies that offer similar managed health care plans, some of which have greater resources than WellPoint. Currently, WellPoint is a market leader in offering managed health care plans to individuals and small employer groups in California. The medical loss ratio attributable to WellPoint's individual and small group business has historically been lower than that for its large employer group business. As a result, a larger portion of WellPoint's profitability is due to the individual and small group business. WellPoint has experienced increased competition in this market over the last several years, which could adversely affect its medical loss ratio and future financial condition or results of operations. See "-- Factors That May Affect Future Results of Operations."

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

    WellPoint believes that significant factors in the selection of a managed health care plan by employers and individual members include price, the extent and depth of provider networks, flexibility and scope of benefits, quality of services, market presence, reputation (which may be affected by public rankings or accreditation by voluntary organizations such as the National Committee for Quality Assurance ("NCQA") and the Utilization Review Accreditation Commission ("URAC")) and financial stability. WellPoint believes that it competes effectively against other health care industry participants.

GOVERNMENT REGULATION

    CALIFORNIA

    DOC REGULATION. WellPoint offers its managed health care services in California through Blue Cross of California which is subject to regulation principally by the California Department of Corporations (the "DOC") under the Knox-Keene Health Care Service Plan Act of 1975 (the "Knox-Keene Act"). Under the Knox-Keene Act, Blue Cross of California is subject to various minimum tangible net equity ("TNE"), deposit and other financial requirements. The DOC also regulates the ability of Blue Cross of California to issue capital stock or to pay dividends, and of its subsidiaries to pay dividends or to diversify and implement changes in their products, and the ability to effect intercompany transactions. Blue Cross of California's managed health care programs are also subject to extensive DOC regulation regarding minimum benefit and coverage levels, Blue Cross of California's contractual and business relationships with health care providers, administrative capacity, marketing and advertising, procedures for quality assurance and subscriber and enrollee grievance resolution. Blue Cross of California must file periodic financial reports with the DOC and is subject to periodic reviews of those activities by the DOC. In addition, the DOC must approve all forms of individual and group subscriber contracts. Any material modifications to the organization or operations of Blue Cross of California are subject to prior review and approval by the DOC. The approval process can be lengthy and there is no certainty of approval by the DOC. The failure to comply with DOC regulations can subject the Company to various penalties, including fines or the imposition of restrictions on the conduct of its operations. In 1997, the DOC conducted a triennial medical survey of the Company and each of its subsidiaries licensed under the Knox-Keene Act. The Company has received preliminary reports from the DOC with respect to three surveys and is currently in the process of responding to the preliminary reports. Prior to the Company's August 1997 reincorporation in Delaware, the Company and two subsidiaries other than Blue Cross of California were Knox-Keene licensees.

    DOI REGULATION. The California Department of Insurance (the "California DOI") regulates the insurance business, including the managed care services and workers' compensation activities, conducted by BC Life and UIC. BC Life and UIC are subject to various capital reserve and other financial requirements established by the California DOI. The DOI also regulates the ability of the Company's subsidiaries to issue capital stock, to pay dividends, to diversify and implement changes in their products, and the ability to effect intercompany transactions. BC Life and UIC must also file periodic reports regarding their activities regulated by the California DOI and are subject to periodic reviews of those activities by the California DOI. BC Life must also obtain approval from the California DOI for all of its group insurance policies and certain aspects of its individual policies prior to issuing those policies. CIMS, which operates a general insurance agency, is also subject to regulation by the California DOI. There can be no assurance that any future regulatory action by the California DOI will not have an adverse impact on the ability of BC Life, UIC and CIMS to conduct their business profitably.

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

    In 1997, the California Legislature established the Managed Health Care Improvement Task Force to study and make recommendations regarding managed health care issues in the state of California. The task force deliberated in 1997 and issued a preliminary report in January 1998. The task force was comprised of appointees chosen by California Governor Pete Wilson and by the Legislature and included representatives from health plans, employer groups, consumer groups and health care providers. The task force's report includes a broad range of recommendations to restructure managed health care in California, including changes in patient confidentiality requirements, quality-of-care issues, mandated benefit coverage and the restructuring of California regulatory oversight of managed health care plans. The task force's recommendations have been provided to Governor Wilson and the California Legislature. No legislation has yet been implemented as a result of the task force's recommendations. While it is still too early to determine if any additional legislation will be adopted as a result of the task force's work, changes recommended by the task force, if enacted into law, could have a material adverse affect on the Company's results of operations and financial condition.

    FEDERAL

    RECENT FEDERAL HEALTH CARE LEGISLATION. In August 1997, the President signed into law the Balanced Budget Act of 1997 (the "Balanced Budget Act"). The Balanced Budget Act included a number of measures affecting the provision of health care. The act placed restrictions on the variation in Medicare reimbursement amounts between counties. In addition, the Balanced Budget Act expanded the managed health plan options available to Medicare enrollees to include PPO, POS and high deductible health plans intended for MSAs. No regulations regarding this change have yet been adopted. Finally, the Balanced Budget Act implemented certain changes with respect to Medicare supplement programs, including guaranteed coverage issues. Certain of the changes under the Balanced Budget Act could have the result of increasing the Company's costs.

    In March 1997, President Clinton appointed the Advisory Commission on Consumer Protection and Quality in the Health Care Industry (the "Clinton Quality Commission") to advise the President on changes occurring in the health care system and to formulate recommendations regarding health care quality and the protection of consumers. The commission is comprised of representatives from government, consumer groups, business groups and health care providers. In November 1997, the Clinton Quality Commission released a "Consumer Bill of Rights and Responsibilities" containing a number of general and specific recommendations regarding the provision of health care in the United States. The Commission's recommendations have been put forth for consideration by the United States Congress. No legislation has yet been adopted as a result of its recommendations. In February 1998, the President issued an executive order to the government administrators of each of the government-sponsored health programs directing them to take appropriate actions to insure compliance with some or all of the recommendations made in the Consumer Bill of Rights by various dates on or before December 31, 1999. Compliance with the President's executive order is likely to increase health plan costs associated with these government-sponsored programs.

    On August 21, 1996, the President signed into law the Health Insurance Portability and Accountability Act of 1996 (originally known in the Senate as the Kennedy-Kassebaum bill) ("HIPAA"). HIPAA imposes new obligations for issuers of health insurance coverage and health benefit plan sponsors. Most of the insurance reform provisions of HIPAA become effective for "plan years" beginning July 1, 1997.

    HIPAA requires health plans in the small group market (generally 50 or fewer employees) to accept every employer, employee and family member, subject to certain prescribed exceptions. Plans must apply any restriction uniformly and without regard to individual member health status. HIPAA also guarantees the renewability of coverage, regardless of the health status of any member of a group. Access to coverage in the individual market is guaranteed to people who lose their group coverage (due to loss of employment, change of jobs or other reasons), subject to certain limited exceptions. Alternatively, states may develop programs to assure that comparable coverage is available to these people. The coverage will be available without regard to health status, and renewal will be guaranteed.

    HIPAA further prohibits health plans in the small group market from establishing enrollment eligibility rules or premiums based on specified "health status" related factors. An exception to this policy of nondiscrimination is provided with respect to premium discounts or rebates, or modified copayments and deductibles related to health promotion and disease prevention programs.

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

    On September 26, 1996, the President signed maternity length of stay and mental health parity benefits measures into law. The maternity stay provision requires health plans to cover the cost of a 48-hour hospital stay (96 hours following a Caesarian section). This measure does not mandate the length of hospital stays but requires that longer stays are covered if deemed necessary by the mother or her physician (in consultation with the mother). Health plans will be barred from offering financial incentives for early discharges. The mental health parity provision will require health plans that provide mental health benefits to set the same level of yearly and lifetime coverage for mental health benefits as for physical ones. The maternity length of stay and mental health parity measures are effective for plan years beginning January 1, 1998. Approximately 30 states already guarantee minimum hospital stays for mothers and newborns. In many regions, the maternity length of stay provisions reflect the existing average length of stay. As a result of these factors, it is unclear what implications, if any, these measures will have on WellPoint's result of operations.

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

    In California, WellPoint provides a senior plan product under a Medicare risk contract that is subject to regulation by HCFA. Under this contract and HCFA regulations, if WellPoint's premiums received for Medicare-covered health care services provided to senior plan Medicare members are more than the Company's projected costs associated with the provision of health care services provided to senior plan members, then WellPoint must provide its senior plan members with additional benefits beyond those required by Medicare or reduce its premiums, or deductibles or co-payments, if any. WellPoint's senior plan is not permitted to account for more than one-half of WellPoint's total HMO members in each of WellPoint's geographic markets in California, although this rule is currently scheduled to be terminated on or before January 1, 1999. HCFA has the right to audit HMOs operating under Medicare contracts to determine the quality of care being rendered and the degree of compliance with HCFA's contracts and regulations.

    FUTURE HEALTH CARE REFORM. A number of legislative proposals have been made at the Federal and state levels over the past five years. Certain of these proposals would restrict coverage decisions or prohibit exclusions or denials of coverage for pre-existing conditions and would provide for "community rating" of risks. Certain of these proposals would impose new restrictions or standards on health plans, including restrictions on incentive payments to providers, and would require health plans to provide greater information and disclosure to consumers. There have been proposals made at the Federal level to implement greater restrictions on employer-funded health plans, which are generally exempted from state regulation by the Employee Retirement Income Security Act of 1974 ("ERISA"). To control medical costs, proposed legislation may also set or limit fees of health care providers, which may be established through a governmental board.

    WellPoint is unable to evaluate what legislation may be proposed and when or whether any legislation will be enacted and implemented. However, certain of the proposals, if adopted, could have a material adverse effect on WellPoint's financial condition or results of operations, while others, if adopted, could potentially benefit WellPoint's business.

    OTHER STATES

    The Company's activities in other states are subject to state regulation applicable to the provision of managed health care services and the sale of traditional health indemnity and workers' compensation insurance. As a result of the MMHD and GBO Acquisitions, the Company and certain of its subsidiaries are also subject to regulation by the DOI in Delaware (which is the state of incorporation of UNICARE Life & Health Insurance Company) and in all other states. As the Company offers a broad range of managed care products in new geographic locations, it will be subject to additional regulation by governmental agencies applicable to the provision of health care services. The Company believes it is in compliance in all material respects with all current state regulatory requirements applicable to its business as presently conducted. However, changes in government regulations could affect the level of services which the Company is required to provide or the rates which the Company can charge for its health care products and services. As the Company continues to expand its operations outside of California, new legislative and regulatory developments in Delaware, Texas, Georgia and various other states will have greater potential effect on the Company's financial condition or results of operations. Over the past few years, there has been an increase throughout the United States in proposed state legislation regarding, among other things, mandated benefits, health plan liability, third-party review of health plan coverage determinations and health plan relationships with providers. The Company expects that this trend of increased legislation will continue.

    In May 1997, the Texas legislature adopted SB 386 which, among other things, purports to make managed care organizations ("MCOs") such as the Company liable for the failure by the MCO, its employees or agents to exercise ordinary care when making "health care treatment decisions" (as defined in the legislation). The legislation was effective as of September 1, 1997. It is too early to determine what effect, if any, this legislation will ultimately have on the Company. However, to the extent that this legislation (or similar legislation that may be subsequently adopted at the Federal or state level) effectively expands the scope of liability of MCOs, such as the Company, it may have a material adverse effect on the Company's results of operations and financial condition.

    In connection with the GBO Acquisition, the Company has entered into a reinsurance arrangement, on a 100% coinsurance basis, of the insured business of the GBO. This business includes approximately 125 insured persons in Canada covered by group policies issued to U.S.-based employers. As a result, the Company may be subject to certain rules and regulations of applicable Canadian regulatory agencies.

SERVICE MARKS

    WellPoint and its subsidiaries have filed for registration of and maintain several service marks, trademarks and trade names at the Federal level and in California, including "Prudent Buyer Plan," "CaliforniaCare" and "UNICARE." WellPoint, Blue Cross of California and BC Life are currently parties to license agreements with the BCBSA which allow them to use the Blue Cross name and mark in California with respect to WellPoint's HMO and PPO network-based plans. The BCBSA is a national trade association of Blue Cross and Blue Shield licensees, the primary function of which is to promote the Blue Cross and Blue Shield names. Each licensee is an independent legal organization and is not responsible for the obligations of other BCBSA member organizations. A Blue Cross license requires payment of a fee to the BCBSA and compliance with various requirements established by the BCBSA, including the maintenance of a specified base capital requirements. The failure to meet such capital requirements can subject the Company to certain corrective action, while the failure to meet a lower specified level of capital can result in termination of the Company's license agreement with the BCBSA. WellPoint considers the licensed Blue Cross name and its registered service marks, trademarks and trade names important in the operation of its business.

EMPLOYEES

    At December 31, 1997, WellPoint and its subsidiaries employed approximately 10,100 people. Approximately 115 of the Company's employees are presently covered by a collective bargaining agreement with the Office and Professional Employees International Union, Local 29. As a result of the GBO Acquisition, approximately 260 of the Company's office clerical employees in the greater Detroit area are presently covered by a collective bargaining agreement with the International Brotherhood of Teamsters, Chauffeurs, Warehousemen and Helpers of America, Local No. 614. WellPoint believes that its relations with its employees are good, and it has not experienced any work stoppages.

EXECUTIVE OFFICERS

    Leonard D. Schaeffer, age 52, has been Chairman of the Board of Directors and Chief Executive Officer of the Company since August 1992. From 1989 until May 1996, Mr. Schaeffer was also Chairman of the Board of Directors and, from 1986, Chief Executive Officer of BCC. From 1982 to 1986, Mr. Schaeffer served as President of Group Health, Inc., an HMO in the midwestern United States. Prior to joining Group Health, Inc., Mr. Schaeffer was the Executive Vice President and Chief Operating Officer of the Student Loan Marketing Association ("Sallie Mae"), a financial institution that provides a secondary market for student loans, from 1980 to 1981. From 1978 to 1980, Mr. Schaeffer was the Administrator of HCFA. HCFA administers the Federal Medicare, Medicaid and Peer Review Organization programs. Mr. Schaeffer serves as a director of Allergan, Inc.

    D. Mark Weinberg, age 45, has been Executive Vice President, UNICARE Businesses of the Company since October 1995. From August 1992 until May 1996, Mr. Weinberg served as a director of the Company. From February 1993 to October 1995, Mr. Weinberg was Executive Vice President, Consumer and Specialty Services of the Company. Prior to February 1993, Mr. Weinberg was Executive Vice President of BCC's Consumer Services Group from December 1989 to February 1993 and was Senior Vice President of Individual and Senior Services of BCC from April 1987 to December 1989. From 1981 to 1987, Mr. Weinberg held a variety of positions at Touche Ross & Co. From 1976 to 1981, Mr. Weinberg was general manager for the CTX Products Division of PET, Inc.

    Ronald A. Williams, age 48, has been Executive Vice President, Blue Cross of California Businesses of the Company since October 1995. From August 1992 until May 1996, Mr. Williams served as a director of the Company. From February 1993 to October 1995, Mr. Williams was Executive Vice President, Group and Network Services of the Company. Prior to February 1993, Mr. Williams was Executive Vice President of BCC's Group Services from May 1992 to February 1993. Prior to that time, Mr. Williams served as

Executive Vice President of BCC's Health Services and Products Group from December 1989 to May 1992 and as BCC's Senior Vice President of Marketing and Related Products from November 1988 to December 1989. From May 1987 to November 1988 he was Vice President of Corporate Services of BCC. From July 1984 to May 1987 he was Senior Vice President of Vista Health Corporation, an alternative delivery system for outpatient psychological and substance abuse services of which he was also a co-founder.

    David C. Colby, age 44, joined the Company in September 1997 as Executive Vice President and Chief Financial Officer. From April 1996 until joining the Company, Mr. Colby was Executive Vice President, Chief Financial Officer and Director of American Medical Response, Inc., a health care services company focusing on ambulance services and emergency physician practice management. From July 1988 until March 1996, Mr. Colby was with Columbia/HCA Healthcare Corporation, most recently serving as Senior Vice President and Treasurer. From September 1983 until July 1988, Mr. Colby was Senior Vice President and Chief Financial Officer of The Methodist Hospital in Houston, Texas. Mr. Colby also serves as a director of 2 Connect Express, Inc. and OMNIS Technology Corporation.

    Thomas C. Geiser, age 47, has been Executive Vice President, General Counsel and Secretary of the Company since May 1996. From July 1993 until May 1996, Mr. Geiser held the position of Senior Vice President, General Counsel and Secretary. Prior to joining the Company, he was a partner in the law firm of Brobeck, Phleger & Harrison from June 1990 to June 1993 and a partner in the law firm of Epstein Becker Stromberg & Green from May 1985 to May 1990. Mr. Geiser joined the law firm of Hanson, Bridgett, Marcus, Vlahos & Stromberg as an associate in March 1979 and became a partner in the firm, leaving in May 1985.

MAY 1996 RECAPITALIZATION AND AUGUST 1997 REINCORPORATION

    The Company's predecessor, WellPoint Health Networks Inc., a Delaware corporation ("Old WellPoint"), was organized in 1992 as a public for-profit subsidiary of Blue Cross of California ("BCC"), to own and operate substantially all of the managed health care businesses of BCC. In order to fulfill BCC's public benefit obligations to the State of California arising out of the creation of Old WellPoint, BCC and Old WellPoint undertook a recapitalization (the "Recapitalization") which was concluded on May 20, 1996. As a result of the Recapitalization, among other things, Old WellPoint merged into BCC, a special dividend of $995.0 million was made to the shareholders of Old WellPoint and the California HealthCare Foundation (the "Foundation") became the holder of 53,360,000 shares, or approximately 80%, of the surviving WellPoint entity.

    In connection with the Recapitalization, BCC relinquished its rights under the Blue Cross License Agreement date January 1, 1991, between Blue Cross of California and the BCBSA. The BCBSA and the Company entered into a new License Agreement (the "License Agreement"), pursuant to which the Company became the exclusive licensee for the right to use the Blue Cross name and related service marks in California and became a member of the BCBSA. See "--Service Marks."

    The License Agreement required that the Foundation enter into a voting trust agreement (the "Voting Trust Agreement"), pursuant to which the Foundation deposited into a voting trust (the "Voting Trust") the number of shares of the Company's Common Stock sufficient to reduce the Foundation's holdings outside such Voting Trust to a level not in excess of 50% of the voting power of the outstanding shares of the Company's Common Stock. The shares held by the trustee under the Voting Trust Agreement (the "Voting Trust Shares") generally must be voted (i) with respect to elections and removal of directors, calling of shareholder meetings and amendment of the Company's Certificate of Incorporation and Bylaws, where such actions are opposed by the Board of Directors, to support the position of the Board of Directors, (ii) with certain exceptions, on matters requiring a vote of at least an absolute majority of all outstanding shares of Common Stock, as the majority of non-Voting Trust Shares vote, and (iii) on all other matters, in the identical proportion in favor of or in opposition to such matters as non-Voting Trust Shares vote. In addition, the Voting Trust Agreement requires that the Foundation, through sales (which may involve exercises of its registration rights discussed below) or additional deposits into the Voting Trust, reduce its holdings outside the Voting Trust to 20% and 5% of the outstanding Common Stock on and after three and five years, respectively, from May 20, 1996. As a result of sales of its Common Stock holdings, as of March 15, 1998, no shares held by the Foundation were subject to the provisions of the Voting Trust Agreement. As of March 15, 1998, the Foundation owned 29,910,000 shares of WellPoint Common Stock, or approximately 42.7% of the outstanding Common Stock.

    Pursuant to an addendum to the License Agreement, the Foundation's Board of Directors was required to consist of a majority of persons that served as directors of BCC on or before May 17, 1996 (the "Original Blue Cross Directors"). In March 1998, the Company, the BCBSA and the Foundation tentatively agreed to modify this restriction. Pursuant to a proposed amendment to the Voting Trust Agreement (the "Amended Voting Trust Agreement"), in the event that the number of Original Blue Cross Directors were to become equal to the number of non-Original Blue Cross Directors (such occurrence being known as the "Even Division Date"), the Foundation would be required to immediately make deposits into the Voting Trust to reduce its holdings outside the Voting Trust to 20% of the outstanding Common Stock and make additional deposits into the Voting Trust within one year thereafter to reduce its holdings outside of the Voting Trust to 5% of the outstanding Common Stock. The Foundation has indicated to the Company that an Even Division Date may occur in April 1998. In order for a change in composition of the Foundation Board to be permitted, the Foundation must obtain the approval of the California Attorney General and the California Department of Corporations. There can be no assurance that such approvals will be obtained or that the Amended Voting Trust Agreement will be executed.

    With respect to those shares held by the Foundation in excess of the "Ownership Limit" (as defined in the Company's Certificate of Incorporation and discussed further in the following paragraph) that are not subject to the Voting Trust Agreement, the Foundation has also entered into a voting agreement (the "Voting Agreement"). The Voting Agreement provides among other things, that the Foundation, during the period that it continues to own in excess of the Ownership Limit, will vote all shares of the Company's Common Stock owned by it in excess of 5% of the outstanding shares (except those shares held pursuant to the Voting Trust Agreement) in favor of each nominee to the Board of Directors of the Company who has been nominated by the Nominating Committee of the Board of Directors, or under certain circumstances, other subsets of the board, all as set forth in the Company's Bylaws. With respect to the removal of directors, calling of shareholder meetings and amendment of the Company's Articles of Incorporation and Bylaws, where such actions are opposed by the Board of Directors, the Foundation has also agreed under the Voting Agreement to support the position of the Board of Directors.

    At the time of the Recapitalization, the "Ownership Limit" was established as one share less than 5% of the Company's outstanding voting securities. In December 1997, the Company and the BCBSA, in accordance with the provisions of
Article VII, Section 14(f)(2) of the Company's Certificate of Incorporation, agreed to modify the Ownership Limit to be the following: (i) for any "Institutional Investor," one share less than 10% of the Company's outstanding voting securities; and (ii) for any "Noninstitutional Investor," other than the Foundation, one share less than 5% of the Company's outstanding voting securities. For these purposes, "Institutional Investor" means any person if (but only if) such person is (1) a broker or dealer registered under Section 15 of the Securities Exchange Act of 1934 (the "Exchange Act"), (2) a bank as defined in Section 3(a)(6) of the Exchange Act, (3) an insurance company as defined in Section 3(a)(19) of the Exchange Act, (4) an investment company registered under Section 8 of the Investment Company Act of 1940, (5) an investment adviser registered under Section 203 of the Investment Advisers Act of 1940, (6) an employee benefit plan, or pension fund which is subject to the provisions of the Employee Retirement Income Security Act of 1974 or an endowment fund, (7) a parent holding company, provided the aggregate amount held directly by the parent, and directly and indirectly by its subsidiaries which are not persons specified in paragraphs (1) through (6), does not exceed one percent of the securities of the subject class, or (8) a group, provided that all the members are persons specified in paragraphs (1) through (7). In addition, every filing made by such person with the SEC under Regulation 13D-G (or any successor Regulation) under the Exchange Act with respect to such person's beneficial ownership must contain a certification (or a substantially similar one) that the WellPoint Common Stock acquired by such person was acquired in the ordinary course of business and was not acquired for the purpose of and does not have the effect of changing or influencing the control of WellPoint and was not acquired in connection with or as a participant in any transaction having such purpose or effect. For such purposes, "Noninstitutional Investor" means any person that is not an Institutional Investor.

    In connection with the Recapitalization, the Company and the Foundation also entered into a registration rights agreement (the "Registration Rights Agreement") with respect to the shares of the Company held by the Foundation. The Registration Rights Agreement grants the Foundation (and certain transferees of the shares covered by the Registration Rights Agreement), certain demand and "piggyback" registration rights. The undertakings made by Old WellPoint in order to secure the DOC's approval of the Recapitalization required the Foundation to make certain minimum annual distributions beginning in 1997. In order to fund such required distributions, the Foundation may make sales from time to time of shares of the Company's Common Stock pursuant to the exercise of its rights under the Registration Rights Agreement.

    In connection with the Recapitalization, BCC also received a ruling from the IRS that, among other things, the conversion of BCC from a nonprofit public benefit corporation to a for-profit entity (the "BCC Conversion") qualified as a tax-free transaction and that no gain or loss was recognized by BCC for Federal income tax purposes. The Foundation and the Company have entered into an Indemnification Agreement which provides, with certain exceptions, that the Foundation will indemnify WellPoint against the net tax liability as a result of a revocation or modification, in whole or in part, of the ruling by the IRS or a determination by the IRS that the BCC Conversion constitutes a taxable transaction for Federal income tax purposes.

    In August 1997, pursuant to approval by the stockholders at the Company's 1997 Annual Meeting, the Company reincorporated in the state of Delaware. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations--General." Each of the material agreements (other than the Indemnification Agreement) entered into in connection with the Recapitalization was amended and restated on substantially similar terms at the time of the reincorporation.

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

    FEDERAL AND STATE HEALTH CARE REGULATION; LEGISLATIVE REFORM; ACTIVITIES AS
     GOVERNMENT CONTRACTOR

    WellPoint's operations are subject to substantial regulation by Federal, state and local agencies. As a result of the MMHD and GBO Acquisitions, WellPoint is now subject to the authority of state regulatory agencies in all 50 states. Such regulation may either relate to the Company's business operations or to the financial condition of regulated subsidiaries. With regard to the former, regulation typically covers prescribed benefits, relationships with providers, marketing, advertising, quality assurance and member grievance resolution. With regard to the latter, regulation typically governs the amount of capital required to be retained in regulated subsidiaries and the ability of such subsidiaries to pay dividends. There can be no assurance that any future regulatory action by any such agencies will not have a material adverse effect on the profitability or marketability of WellPoint's health plans, the Company's ability to access capital from the operations of its regulated subsidiaries or on its financial condition or result of operations.

    In addition to capital requirements imposed by the California Department of Corporations, the Company and its BCBSA-licensed affiliates are required to maintain certain levels of capital to satisfy BCBSA requirements. The National Association of Insurance Commissioners (the "NAIC") is currently considering adopting new capital requirements for licensed HMOs called Health Organization Risk Based Capital ("HORBC"). When and if adopted by the NAIC, the BCBSA may adopt HORBC as the basis for its capital requirements. There can be no assurances that such new minimum capital requirements will not increase the Company's capital requirements in the future.

    The health care industry has become the subject of greater legislative and media scrutiny in recent years. In 1996, the President signed HIPAA into law as well as maternity length of stay and mental health parity measures. The maternity length of stay and mental health parity measures took effect as of January 1, 1998. See "--Government Regulation." Various states have passed similar legislation, some providing for more extensive benefits than those required by HIPAA. An increasing number of proposals are being considered by the United States Congress and state legislature relating to health care reform and the Company expects that some of such proposals will be enacted. There can be no assurance that compliance with recently enacted or future legislation will not have a material adverse impact on WellPoint's claims expense, its financial condition or results of operations.

    The Company provides administrative services for Medi-Cal for the DHS in various California counties. The Company also provides similar services for HCFA in various capacities, including certain Medicare programs and under its Blue Cross Senior Secure plan. There can be no assurance that acting as a government contractor in these circumstances will not increase the risk of heightened scrutiny by such government agencies, particularly in light of governmental concern with increasing health care costs. Further, there can be no assurance any such heightened scrutiny will not have a material adverse effect on the Company either through negative publicity about the Company or through an adverse impact on the Company's results of operations.

    HEALTH CARE COSTS AND PREMIUM PRICING PRESSURES

    WellPoint's future profitability will depend in part on accurately predicting health care costs and on its ability to control future health care costs through underwriting criteria, utilization management, product design and negotiation of favorable provider and hospital contracts. Changes in utilization rates, demographic characteristics, health care practices, inflation, new technologies, clusters of high-cost cases, continued consolidation of physician, hospital and other provider groups, the regulatory environment and numerous other factors affecting health care costs may adversely affect WellPoint's ability to predict and control health care costs as well as WellPoint's financial condition or results of operations. Periodic renegotiation of hospital contracts and continued consolidation of physician, hospital and other provider groups may result in increased health care costs or limit the Company's ability to control such costs.

    In addition to the challenge of controlling health care costs, the Company faces competitive pressure to contain premium prices. While health plans compete on the basis of many factors, including service and the quality and depth of provider networks, the Company expects that price will continue to be a significant basis of competition. Fiscal concerns regarding the continued viability of programs such as Medicare and Medicaid may cause decreasing reimbursement rates for government-sponsored programs. WellPoint's financial condition or results of operations would be adversely affected by significant premium decreases by any of its major competitors or by any limitation on the Company's ability to increase or maintain its premium levels.

    INTEGRATION OF RECENT ACQUISITIONS; GEOGRAPHIC EXPANSION STRATEGY; FUTURE
     ACQUISITIONS

    One component of the Company's business strategy has been to diversify into new geographic markets, particularly through strategic acquisitions. The Company completed the MMHD acquisition in March 1996 and the GBO acquisition in March 1997. During 1997, the Company worked extensively on the integration of these acquired businesses (especially MMHD), including consolidating existing operations sites and converting certain accounts to the Company's information systems. The Company is continuing the consolidation of these recently acquired operations into its operations, which will require considerable expenditures and a significant amount of management time. Due to the complex nature of the merger integration process (especially the information systems designed to serve these businesses), the Company may temporarily experience increases in claims inventory, difficulties in determining member eligibility and service and other issues. The success of these acquisitions will, among other things, also require the integration of a significant number of the employees into the Company's existing operations and the completion of the integration of separate information systems. No assurances can be given regarding the ultimate success of the integration of these acquisitions into the Company's business, due in part to the large size and multi-state nature of their businesses.

    Both the acquired MMHD operations and the GBO have some indemnity-based insurance operations, with a significant number of members outside of California. Each of these operations experienced varying profitability or losses in recent periods. In addition, the Company has experienced and expects to continue to experience material membership attrition as it pursues its strategy of motivating traditional indemnity health insurance members to select managed care products. There can be no assurances that a sufficient number of these members will accept managed care health plans or that the Company will be able to continue existing relationships with provider networks currently serving those members or develop satisfactory proprietary provider networks in these geographic areas. The development of such networks will require considerable expenditures by the Company.

    As the Company pursues its geographic expansion strategy, the Company's market share in new markets will not be as significant, and its provider networks not as extensive, as in California, and the Company will not have the benefit of the Blue Cross mark, which are important components of its success in California. After an initial transition period, the Company will also no longer have the benefit of the MassMutual or John Hancock trade names under which these acquired operations were previously conducted. There can be no assurance that the absence of one or more of these elements will not adversely affect the success of the Company's geographic expansion strategy.

    The Company actively considers acquisition opportunities on a regular basis, both in connection with its geographic expansion strategy and its California operations. The Company currently has no existing agreements or commitments to effect any such acquisition. Accordingly, there can be no assurance that the Company will be able to identify suitable acquisition candidates available for sale at reasonable prices or consummate any acquisition or that any discussions will result in an acquisition. Any such acquisitions may require significant additional capital resources and there can be no assurance that the Company will have access to adequate capital resources to effect such future acquisitions. To the extent that the Company consummates acquisitions, there can be no assurance that such acquisitions will be successfully integrated into the Company or that such acquisitions will not adversely affect the Company's results of operations and financial condition.

    COMPETITION

    Managed health care organizations operate in a highly competitive environment that is subject to significant change from business consolidations, new strategic alliances, legislative reform, aggressive marketing practices by other managed health care organizations and other market pressures. A significant portion of the Company's operations are in California, where the managed health care industry is especially competitive. In addition, the managed health care industry in California has undergone significant changes in recent years, including substantial consolidation. Outside of California, the Company faces competition from other regional and national companies, many of which have (or due to future consolidation, may have) significantly greater financial and other resources and market share than the Company. If competition were to further increase in any of its markets, WellPoint's financial condition or results of operations could be materially adversely affected.

    A substantial portion of WellPoint's California business is in the individual and small employer group market, where the loss ratio is significantly lower than in the large employer group market. The individual and small employer group business constituted approximately 34% of WellPoint's total premium revenue for the year ended December 31, 1997. WellPoint has experienced increasing competition in the individual and small employer group market over the past several years, which could adversely affect WellPoint's loss ratio and future financial condition or results of operations. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations."

    EVOLVING THEORIES OF RECOVERY

    WellPoint, like HMOs and health insurers generally, excludes certain health care services from coverage under its HMO, PPO and other plans. In the ordinary course of business, WellPoint is subject to the claims of its members from decisions to restrict reimbursement for certain treatments. The loss of even one such claim, if it were to result in a significant punitive damage award, could have a material adverse effect on WellPoint's financial condition or results of operations. In addition, the risk of potential liability under punitive damage theories may significantly increase the difficulty of obtaining reasonable settlements of coverage claims. The financial and operational impact that such evolving theories of recovery may have on the managed care industry generally, or WellPoint in particular, is presently unknown. See "--Government Regulation."

    DEPENDENCE ON INDEPENDENT AGENTS AND BROKERS

    The Company is dependent on the services of independent agents and brokers in the marketing of its health care plans, particularly with respect to individual and small employer group members. Such independent agents and brokers are typically not exclusively dedicated to the Company and may frequently also market health care plans of the Company's competitors. The Company faces intense competition for the services and allegiance of independent agents and brokers.

    EMPLOYEE MATTERS

    The Company is dependent on retaining existing employees and attracting and retaining additional qualified employees to meet its future needs. The Company faces intense competition for qualified employees, particularly during the present economic environment of low unemployment, and there can be no assurance that the Company will be able to attract and retain such employees or that such competition among potential employers will not result in increasing salaries. There can be no assurance that an inability to retain existing employees or attract additional employees will not have a material adverse effect on the results of operations of the Company. The Company is especially dependent on attracting and retaining qualified computer programmers. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations--Year 2000."

    EFFECT OF YEAR 2000 ON COMPUTER SYSTEMS AND APPLICATIONS

    The year 2000 presents a number of potential problems for computer systems and applications, including significant processing errors or failures. In order to address these problems for its systems and applications, the Company has developed and is in the midst of executing a comprehensive plan designed to address the year 2000 issue. During 1997, the Company completed a detailed risk assessment of its various computer systems and applications, formulated a plan for specific remediation efforts and began certain of such remediation efforts. During 1998 and the first quarter of 1999, the Company expects to continue and complete its remediation efforts and to undertake internal testing of its systems and applications. In the second quarter of 1999, the Company expects to undergo third-party testing of its applications and systems. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations--Year 2000" for a more comprehensive discussion of the year 2000 issue, the steps being taken by the Company to address it and the potential effects on the Company's results of operations and financial condition of this issue.

    TAX ISSUES RELATING TO THE RECAPITALIZATION

    In connection with the Recapitalization, BCC received a ruling from the IRS that, among other things, the BCC Conversion qualified as a tax-free transaction and that no gain or loss was recognized by BCC for Federal income tax purposes. If the ruling were subsequently revoked, modified or not honored by the IRS (due to a change in law or for any other reason), WellPoint, as the successor to BCC, could be subject to Federal income tax on the difference between the value of BCC at the time of the BCC Conversion and BCC's tax basis in its assets at the time of the BCC Conversion. The potential tax liability to WellPoint if the BCC Conversion is treated as a taxable transaction is currently estimated to be approximately $696 million, plus interest (and possibly penalties). BCC and the Foundation entered into the Indemnification Agreement that provides, with certain exceptions, that the Foundation will indemnify WellPoint against the net tax liability as a result of a revocation or modification, in whole or in part, of the ruling by the IRS or a determination by the IRS that the BCC Conversion constitutes a taxable transaction for Federal income tax purposes. In the event a tax liability should arise against which the Foundation has agreed to indemnify WellPoint, there can be no assurance that the Foundation will have sufficient assets to satisfy the liability in full, in which case WellPoint would bear all or a portion of the cost of the liability, which could have a material adverse effect on WellPoint's financial condition. See "--May 1996 Recapitalization."

ITEM 2. PROPERTIES.

    Effective as of January 1, 1996, the Company entered into a new lease for its Woodland Hills, California headquarters facility, which provides for a term expiring in December 2019 with two options to extend the term for up to two additional five-year terms. Rent expense under the new lease was approximately $7.8 million during 1997. In 1997, the Company entered into a lease, which expires in December 2019, for a new facility to be located in Thousand Oaks, California that will consolidate many corporate and UNICARE functions. The Company and its subsidiaries have additional offices in the greater Los Angeles and Ventura County area. As a result of the MMHD and GBO acquisitions and the Company's continuing national expansion efforts, the Company maintains offices in various other locations, including Springfield, Massachusetts; Charlestown, Massachusetts; Schaumburg, Illinois; Dearborn, Michigan; and Plano, Texas.

ITEM 3. LEGAL PROCEEDINGS.

    WellPoint and certain of its subsidiaries are parties to various legal proceedings, many of which involve claims for coverage encountered in the ordinary course of its business. WellPoint, like health plans generally, excludes certain health care services from coverage under its HMO, PPO and other plans. In the ordinary course of its business, WellPoint is subject to the claims of its enrollees arising out of decisions to restrict reimbursement for certain treatments. The loss of even one such claim, if it resulted in a significant punitive damage award, could have a material adverse effect on WellPoint. In addition, the risk of potential liability under punitive damage theories may increase significantly the difficulty of obtaining reasonable settlements of coverage claims. However, the financial and operational impact that such evolving theories of recovery will have on the managed care industry generally, or WellPoint in particular, is at present unknown.

    Certain of such legal proceedings are or may be covered under insurance policies or indemnification agreements. Based upon information presently available, the Company believes that the final outcome of all such proceedings should not have a material adverse effect upon WellPoint's results of operations or financial condition.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

    None.

                                    PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
  MATTERS

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

                                                                                 HIGH        LOW
                                                                                -------    -------
PRE-RECAPITALIZATION:
Year Ended December 31, 1996
  First Quarter................................................................ $36        $31 7/8
  Second Quarter (through May 20, 1996)........................................  36 5/8     26

POST-RECAPITALIZATION:
  Second Quarter (May 21, 1996 to June 30, 1996)............................... $39 1/8    $31 1/8
  Third Quarter................................................................  33 3/4     23 3/8
  Fourth Quarter...............................................................  35 1/2     28 1/4

Year Ended December 31, 1997
  First Quarter................................................................ $45 7/8    $32 7/8
  Second Quarter...............................................................  51         37 3/4
  Third Quarter................................................................  60 1/2     46 1/4
  Fourth Quarter...............................................................  58 13/16   38 13/16

    On March 13, 1998 the closing price on the New York Stock Exchange for the Company's Common Stock was $66 5/8 per share. As of March 13, 1998, there were approximately 1,117 holders of record of Common Stock.

    The Company did not pay any dividends on its Common Stock in 1996 or 1997, other than the payment of the $995 million special dividend in connection with the Recapitalization. Management currently expects that all of WellPoint's future income will be used to expand and develop its business. The Board of Directors has determined to retain its net earnings during 1998.

ITEM 6. SELECTED FINANCIAL DATA

                                                                                 YEAR ENDED DECEMBER 31,
                                                                  -----------------------------------------------------
                                                                    1997       1996       1995       1994       1993
                                                                  ---------  ---------  ---------  ---------  ---------
                                                                    (IN THOUSANDS, EXCEPT PER SHARE DATA, MEMBERSHIP
                                                                             DATA AND OPERATING STATISTICS)
CONSOLIDATED INCOME STATEMENTS
  Revenues:
    Premium revenue.............................................  $5,227,904 $3,879,806 $2,910,622 $2,647,951 $2,355,980
    Management services revenue.................................    383,238    147,948     61,151     36,274     18,121
    Investment income...........................................    215,302    142,028    135,306    107,447     75,074
                                                                  ---------  ---------  ---------  ---------  ---------
                                                                  5,826,444  4,169,782  3,107,079  2,791,672  2,449,175
  Operating Expenses:
    Health care services and other benefits.....................  4,245,281  3,003,117  2,199,953  1,927,954  1,719,853
    Selling expense.............................................    260,523    224,453    190,161    169,483    147,097
    General and administrative expense..........................    853,100    545,942    344,427    334,206    266,295
    Nonrecurring costs..........................................     14,535     --         57,074     --         --
                                                                  ---------  ---------  ---------  ---------  ---------
                                                                  5,373,439  3,773,512  2,791,615  2,431,643  2,133,245
                                                                  ---------  ---------  ---------  ---------  ---------
  Operating Income..............................................    453,005    396,270    315,464    360,029    315,930
    Interest expense............................................     36,658     36,628     --         --         --
    Other expense, net..........................................     34,147     20,134     12,677      8,008      2,901
                                                                  ---------  ---------  ---------  ---------  ---------
  Income before Provision for Income Taxes and Cumulative Effect
    of Accounting Changes.......................................    382,200    339,508    302,787    352,021    313,029
    Provision for income taxes..................................    154,791    137,506    122,798    138,851    126,385
                                                                  ---------  ---------  ---------  ---------  ---------
  Income before Cumulative Effect of Accounting Changes.........    227,409    202,002    179,989    213,170    186,644
    Cumulative Effect of Accounting Changes--Adoption of SFAS
      Nos. 106 and 109..........................................     --         --         --         --        (21,260)
                                                                  ---------  ---------  ---------  ---------  ---------
  Net Income....................................................  $ 227,409  $ 202,002  $ 179,989  $ 213,170  $ 165,384
                                                                  ---------  ---------  ---------  ---------  ---------
                                                                  ---------  ---------  ---------  ---------  ---------
Per Share Data(A)(B)(C)
  Income before Cumulative Effect of Accounting Changes:
    Earnings Per Share..........................................  $    3.30  $    3.04  $    2.71  $    3.21  $    2.81
    Earnings Per Share Assuming Full Dilution...................  $    3.27  $    3.04  $    2.71  $    3.21  $    2.81
  Cumulative Effect of Accounting Changes--Adoption of SFAS
    Nos. 106 and 109:
    Earnings Per Share..........................................     --         --         --         --          (0.32)
    Earnings Per Share Assuming Full Dilution...................     --         --         --         --          (0.32)
  Net Income:
    Earnings Per Share..........................................  $    3.30  $    3.04  $    2.71  $    3.21  $    2.49
    Earnings Per Share Assuming Full Dilution...................  $    3.27  $    3.04  $    2.71  $    3.21  $    2.49
OPERATING STATISTICS(D)
    Loss ratio..................................................       81.2%      77.4%      75.6%      72.8%      73.0%
    Selling expense ratio.......................................        4.6%       5.6%       6.4%       6.3%       6.2%
    General and administrative expense ratio....................       15.2%      13.6%      11.6%      12.5%      11.2%
    Net income ratio............................................        4.1%       5.0%       6.1%       7.9%       7.0%


                                                                                      DECEMBER 31,
                                                                  -----------------------------------------------------
                                                                    1997       1996       1995       1994       1993
                                                                  ---------  ---------  ---------  ---------  ---------
BALANCE SHEET DATA
  Cash and investments..........................................  $2,939,445 $2,165,492 $2,257,269 $1,973,388 $1,779,495
  Total assets..................................................  $4,533,415 $3,405,542 $2,679,257 $2,385,636 $1,921,832
  Long-term debt................................................  $ 388,000  $ 625,000     --         --         --
  Total equity..................................................  $1,223,169 $ 870,459  $1,670,226 $1,418,919 $1,233,190
  Cash dividends declared per common share(E)...................     --      $   10.00     --         --         --
  Medical Membership(F).........................................  6,638,000  4,485,000  2,797,000  2,617,000  2,322,000

------------------------------

(A) Per share data for all periods presented prior to 1996 have been recomputed using 66,366,500 shares, the number of shares outstanding immediately following completion of the Recapitalization. Per share data for the year ended December 31, 1996 has been calculated using such 66,366,500 shares, plus the weighted average number of shares issued since the Recapitalization.

(B) Per share data includes nonrecurring costs of $0.13 per share and $0.52 per share for 1997 and 1995, respectively.

(C) Per share data for periods prior to 1997 has been restated to reflect the adoption of SFAS No. 128, "Earnings Per Share."

(D) The loss ratio represents health care services and other benefits as a percentage of premium revenue. All other ratios are shown as a percentage of premium revenue and management services revenue.

(E) The Company paid a $995.0 million special dividend in conjunction with the Recapitalization which occurred on May 20, 1996. Management currently expects that all of the Company's future income will be used to expand and develop its business.

(F) Membership numbers are approximate and include some estimates based upon the number of contracts at the relevant date and an actuarial estimate of the number of members represented by each contract.

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

GENERAL

    The Company is one of the nation's largest publicly traded managed health care companies with approximately 6.6 million medical members and approximately 22 million specialty members as of December 31, 1997. The Company offers a diversified mix of managed care products, including health maintenance organizations ("HMOs"), preferred provider organizations ("PPOs"), point of service ("POS") plans, other hybrid plans and traditional indemnity products. In addition, WellPoint offers managed care services for self-funded employers under management services contracts, including claims processing, actuarial services, network access, medical cost management and other administrative services. The Company also offers a broad array of specialty and other products, including pharmacy, dental, utilization management, life, integrated workers' compensation, preventive care, disability, behavioral health, COBRA and flexible benefits account administration.

    RECENT ACQUISITIONS AND MAY 1996 RECAPITALIZATION

    On March 1, 1997, the Company completed its acquisition of certain portions of the health and related life group benefits operations (the "GBO") of the John Hancock Life Insurance Company. The purchase price was $89.7 million, subject to adjustment upon completion of a post-closing audit (which is still pending). The purchase method of accounting has been used to account for the acquisition of the GBO. The GBO, with an associated 1.3 million acquired members, targets large employers with 5,000 or more employees and a majority of the medical members it serves are in health plans that are self-funded by employers. The GBO offers indemnity and PPO plans and also provides life, dental, pharmacy, utilization management and disability coverage to a variety of employer groups. The GBO has historically experienced a higher administrative expense ratio than the Company's traditional California business due to the GBO's higher percentage of management services business. The higher administrative expense ratio of the GBO has contributed and may continue to contribute to an increase in the Company's overall administrative expense ratio in current and future periods.

    The Company expects to incur approximately $21 to $25 million of costs relating to the GBO acquisition during 1998, a portion of which is expected to be reflected in the Company's results of operations. At the time that the GBO Acquisition was consummated, the Company expected that it would experience material membership attrition of up to 30% as it integrated the GBO operations and implemented its strategy of motivating traditional indemnity insurance members to select managed care products through, among other things, product design and premium increases. Premium increases implemented in the second and third quarters of 1997 did not result in the expected membership attrition. The Company is currently unable to determine if and to what extent the Company may experience additional membership attrition as it continues to integrate this acquired business.

    On March 31, 1996, the Company acquired the Life and Health Benefits Management Division ("MMHD") of Massachusetts Mutual Life Insurance Company (the "MMHD Acquisition"). The acquired MMHD operations focus on employers with 250 to 5,000 employees and provide administrative services, PPO and indemnity insurance products. The Company has experienced membership attrition of approximately 18% through December 31, 1997 on acquired membership, a portion of which is the result of recently instituted premium increases with respect to certain accounts. The Company expects that it will experience some level of further membership attrition of its acquired MMHD members as it pursues its strategy of motivating members to select managed care products.

    On May 20, 1996, the Company completed the Recapitalization, including the acquisition of the commercial operations of BCC (the "BCC Commercial Operations") for $235.0 million in cash. The Recapitalization included the payment of a $995.0 million special dividend funded by $775.0 million in revolving debt and the remainder in cash (see Note 2 to the Consolidated Financial Statements for a description of the Recapitalization).

    As a result of the GBO and MMHD acquisitions, the Company has significantly expanded its operations outside of California. In order to implement the Company's regional expansion strategy, the Company will need to continue its development of satisfactory provider and sales networks and successfully convert these books of business to the Company's existing information systems, which will require additional expenditures by the Company.

    Prior to their acquisitions by WellPoint, each of the GBO, MMHD and the BCC Commercial Operations experienced a higher overall loss ratio than the Company. The inclusion of these acquisitions has contributed to an increase in the Company's overall loss ratio. In order to control the respective loss ratios and reduce the financial risk of these acquired businesses, the Company has undertaken a variety of measures, including the imposition of significant premium increases and changes in product design. The Company also implemented a series of price increases for certain of its California managed care businesses in response to an increased loss ratio in the second and third quarters of 1997. The Company will continue to evaluate the need for further price increases, plan design changes and other appropriate actions in the future. There can be no assurances, however, that the Company will be able to take subsequent pricing or other actions or that any actions previously taken or implemented in the future will be successful in addressing any concerns that may arise with respect to the performance of certain businesses.

    LEGISLATION

    A variety of health care reform measures are currently pending or have been recently enacted at the Federal, state and local levels. Recent Federal legislation seeks, among other things, to insure the portability of health coverage and mandates minimum maternity hospital stays. These and other proposed measures may have the effect of dramatically altering the regulation of health care and of increasing the Company's loss ratio or decrease the affordability of the Company's products. In May 1997, the Texas Legislature adopted Senate Bill No. 386 ("SB 386"), which purports to make managed care organizations ("MCOs"), such as the Company, liable for the failure by the MCO, its employees or agents to exercise ordinary care when making "health care treatment decisions" (as defined in SB 386). The legislation became effective as of September 1, 1997. It is too early to determine what effect, if any, this legislation may have on the Company. However, to the extent that this legislation (or similar legislation that may be subsequently adopted at the Federal or state level) effectively expands the scope of liability of MCOs such as the Company, it may have a material adverse effect on the Company's results of operations and financial condition. See "Business--Government Regulation."

    YEAR 2000

    The Company is substantially dependent on its computer systems and applications due to the nature of its managed health care business and the increasing number of electronic transactions in the industry. Historically, some computer systems and applications were developed to recognize the year as a two-digit number, with the digits "00" being recognized as the year 1900. The year 2000 presents a number of potential problems for such systems, including potentially significant processing errors or failure. In order to address these problems, the Company has developed and is in the midst of executing a comprehensive plan designed to address the "year 2000" issue for its computer systems and applications. During 1997, the Company completed a detailed risk assessment of its various computer systems and applications, formulated a plan for specific remediation efforts and began certain of such remediation efforts. During 1998 and the first quarter of 1999, the Company expects to continue and complete its remediation efforts and to undertake internal testing of its systems and applications. In the second quarter of 1999, the Company expects to undergo third-party testing of its applications and systems. The Company currently estimates that its costs related to year 2000 compliance remediation for Company-owned systems and applications will be approximately $20 million in 1998 and approximately $2 million in 1999. The Company expects that these costs will be expensed as incurred and will be funded through cash flow from operations.

    The Company has begun to assemble survey data from health care providers, health care transaction clearing houses, employers, agents and brokers and other parties with which it communicates electronically to determine the compliance efforts being undertaken by these parties and to assess WellPoint's potential business exposure to any non-compliant systems operated by these parties. Although the Company is implementing programs and procedures designed to mitigate the aforementioned risks, there can be no assurances that all potential problems may be mitigated by these procedures.

    DELAWARE REINCORPORATION

    On August 4, 1997, the Company completed a reincorporation in Delaware (the "Reincorporation") through the formation of a new holding company structure. The Reincorporation involved a merger among the Company, WellPoint Health Networks Inc., a California corporation ("WellPoint California"), and WLP Acquisition Corp. (the "Merger Subsidiary"), a wholly owned subsidiary of the Company. Merger Subsidiary was merged with and into WellPoint California, and WellPoint California's shareholders became stockholders of the Company. As a result of such merger, WellPoint California became a wholly owned subsidiary of the Company. The principal purpose of the Reincorporation was to allow a restructuring of the Company and its various subsidiaries in order to improve the Company's capital as measured for BCBSA purposes.

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

    The Company's consolidated results of operations for the year ended December 31, 1997 include a full year of earnings for MMHD and BCC Commercial Operations, and ten months of earnings for the GBO. The results of operations for the year ended December 31, 1996 include the results of MMHD for the period from April 1, 1996 (its date of acquisition) to December 31, 1996 and BCC Commercial Operations for the period from May 20, 1996 (its date of acquisition) to December 31, 1996.

    The following table sets forth selected operating ratios. The loss ratio for health care services and other benefits is shown as a percentage of premium revenue. All other ratios are shown as a percentage of premium revenue and management services revenue combined.

                                                                           YEAR ENDED DECEMBER 31,
                                                                       -------------------------------
                                                                         1997       1996       1995
                                                                       ---------  ---------  ---------
Operating Revenues:
  Premium revenue....................................................       93.2%      96.3%      97.9%
  Management services revenue........................................        6.8%       3.7%       2.1%
                                                                       ---------  ---------  ---------
                                                                           100.0%     100.0%     100.0%

Operating Expenses:
  Health care services and other benefits............................       81.2%      77.4%      75.6%
  Selling expense....................................................        4.6%       5.6%       6.4%
  General and administrative expense.................................       15.2%      13.6%      11.6%

MEMBERSHIP

    The following table sets forth membership data and the percent change in membership:

                                                             AS OF DECEMBER 31,
                                                         --------------------------   PERCENT
MEDICAL MEMBERSHIP:                                          1997          1996       CHANGE
-------------------------------------------------------  ------------  ------------  ---------
CALIFORNIA
  Group Services:
    HMO................................................       812,180       677,850       19.8%
    PPO and Other......................................     1,475,360     1,298,359       13.6%
                                                         ------------  ------------
      Total............................................     2,287,540     1,976,209       15.8%
                                                         ------------  ------------
  Individual, Small Group and Senior:
    HMO................................................       316,350       269,495       17.4%
    PPO and Other......................................     1,282,511     1,197,306        7.1%
                                                         ------------  ------------
      Total............................................     1,598,861     1,466,801        9.0%
                                                         ------------  ------------
    Medi-Cal HMO Programs..............................       284,281       111,029      156.0%
                                                         ------------  ------------
  Total California Medical Membership..................     4,170,682     3,554,039       17.4%
                                                         ------------  ------------
TEXAS
  Group Services.......................................       202,239        77,254      161.8%
  Individual, Small Group and Senior...................        74,261        29,095      155.2%
                                                         ------------  ------------
      Total............................................       276,500       106,349      160.0%
                                                         ------------  ------------
GEORGIA
  Group Services.......................................        91,070        50,713       79.6%
  Individual, Small Group and Senior...................         8,139           460    1,669.3%
                                                         ------------  ------------
      Total............................................        99,209        51,173       93.9%
                                                         ------------  ------------
OTHER STATES
  Group Services.......................................     2,083,122       773,140      169.4%
  Individual, Small Group and Senior...................         8,644       --             N/A
                                                         ------------  ------------
      Total............................................     2,091,766       773,140      170.6%
                                                         ------------  ------------
  Total National Medical Membership....................     2,467,475       930,662      165.1%
                                                         ------------  ------------
  TOTAL MEDICAL MEMBERSHIP(A)(B).......................     6,638,157     4,484,701       48.0%
                                                         ------------  ------------
                                                         ------------  ------------
  NETWORKS(B)(C)
    Proprietary Networks...............................     3,941,220     3,324,331       18.6%
    Other Networks.....................................     1,560,276       774,719      101.4%
    Non-Network........................................     1,136,661       385,651      194.7%
                                                         ------------  ------------
  TOTAL MEDICAL MEMBERSHIP.............................     6,638,157     4,484,701       48.0%
                                                         ------------  ------------
                                                         ------------  ------------

------------------------

(a) Medical membership includes 2,765,856 and 1,229,308 management services members as of December 31, 1997 and 1996, respectively, of which those management services members outside of California were 1,792,151 and 563,854, as of December 31, 1997 and 1996, respectively.

(b) Membership as of December 31, 1997 includes the acquired GBO medical membership (approximately 1.3 million members as of the date of acquisition).

(c) Proprietary networks consist of California, Texas and other
    WellPoint-developed networks. Other networks consist of third-party networks and networks owned by the Company as a result of acquisitions that incorporate provider discounts and some basic managed care elements. Non-network consists of fee for service and percentage-of-billed charges contracts with providers.

                                                                 AS OF DECEMBER 31,
                                                             --------------------------   PERCENT
                                                                 1997          1996       CHANGE
                                                             ------------  ------------  ---------
SPECIALTY MEMBERSHIP:
  Pharmacy.................................................    12,290,221    11,516,824        6.7%
  Dental...................................................     3,183,477     1,559,391      104.1%
  Utilization Management...................................     2,750,767       --             N/A
  Life Insurance...........................................     1,757,881       722,964      143.1%
  Disability...............................................     1,125,571       107,350      948.5%
  Behavioral Health........................................       721,350       502,212       43.6%

    The specialty membership as of December 31, 1997 includes the acquired GBO operations, which had approximately 0.3 million pharmacy members, 1.5 million dental members, 2.7 million utilization management members, 0.9 million life insurance members and 1.0 million disability members at the date of acquisition.

COMPARISON OF RESULTS FOR THE YEAR ENDED DECEMBER 31, 1997 TO THE YEAR ENDED
  DECEMBER 31, 1996

    Premium revenue increased 34.7%, or $1,348.1 million, to $5,227.9 million for the year ended December 31, 1997 from $3,879.8 million for the year ended December 31, 1996. The 1997 acquisition of the GBO contributed $419.4 million, or 31.1% of this increase. The 1996 acquisitions of MMHD and the BCC Commercial Operations contributed an incremental increase in 1997 premium revenue of $163.0 million and $147.7 million, respectively, or an aggregate of 23.0% of the total increase. Also, contributing to increased premium revenue in 1997 was an increase in insured member months of 12.9%, excluding the GBO from both periods and excluding MMHD and BCC Commercial Operations from the periods prior to their respective dates of acquisition in both periods. Additionally, there was an increase in the per member per month revenues as a result of premium increases associated with several of the Company's medical products.

    Management services revenue increased 159.1%, or $235.3 million, to $383.2 million for the year ended December 31, 1997 from $147.9 million for the year ended December 31, 1996. The increase was primarily due to $189.9 million of management services revenue related to the 1997 acquisition of the GBO and $18.9 million and $3.9 million, respectively, of incremental increase in management services revenue related to the acquisitions of MMHD and the BCC Commercial Operations in 1996, which together represented 90.4% of the increase. Also contributing to the increase was an increase in the California large group management services membership and the addition of a management services contract with the state of Illinois on July 1, 1997.

    Investment income increased $73.3 million to $215.3 million for the year ended December 31, 1997, compared to $142.0 million for the year ended December 31, 1996. Net realized gains from equity securities increased $45.5 million to $62.0 million for the year ended December 31, 1997 in comparison to $16.5 million for the year ended December 31, 1996. The year ended December 31, 1997 included a gain of $30.3 million related to the stock-for-stock exchange of the Company's interest in Health Partners, Inc. ("HPI"), a physician practice management company, for the common stock of FPA Medical Management, Inc. ("FPA") as a result of HPI's October 1997 merger with FPA. See Note 4 to the Notes to Consolidated Financial Statements. Net interest and dividend income increased $25.9 million to $153.4 million for the year ended December 31, 1997 in comparison to $127.5 million for the year ended December 31, 1996, primarily due to increased interest income on the investment portfolios of GBO and MMHD acquired businesses and slightly higher yields in 1997 over 1996, partially offset by the foregone interest from cash and investments used to finance the GBO, MMHD and BCC Commercial Operations acquisitions, the Recapitalization and cash used for repayment of indebtedness under the Company's senior credit facility.

    Health care services and other benefits expense increased 41.4%, or $1,242.2 million, to $4,245.3 million for the year ended December 31, 1997 from $3,003.1 million for the year ended December 31,

1996. The acquisition of the GBO accounted for 32.9% of the increase, or $408.2 million. The inclusion of MMHD and the BCC Commercial Operations for a full twelve months in 1997 accounted for an aggregate of 22.0% of the increase and resulted in increased health care expense of $133.9 million and $139.1 million, respectively. Additionally, the Company's health care benefits and other expenses for the year ended December 31, 1997 increased in comparison to the prior year as a result of the aforementioned increase in insured member months of 12.9%.

    The loss ratio for 1997 increased to 81.2% compared to 77.4% in 1996. The acquired MMHD operations, the GBO and the BCC Commercial Operations have traditionally experienced a higher loss ratio than the Company. Additionally, the MMHD operations experienced an increase in loss ratio for the year ended December 31, 1997 in comparison to 1996 due to higher actual claims incurred as a result of higher cost trends. Excluding the effects of the acquired businesses, the loss ratio in 1997 would have been 79.2%. The increase in loss ratio excluding acquired operations is due to a loss ratio increase in the Company's California businesses, primarily due to slightly higher medical utilization for certain managed care products and increased pharmacy costs.

    Selling expense consists of commissions paid to outside brokers and agents representing the Company. Selling expense for the year ended December 31, 1997 increased 16.0% to $260.5 million, compared to $224.5 million for the year ended December 31, 1996, corresponding with continued overall premium revenue growth and an additional $7.2 million in selling expense attributable to the GBO and the incremental impact in 1997 of the MMHD acquisition. The selling expense ratio for the year ended December 31, 1997 decreased to 4.6% from 5.6% for the year ended December 31, 1996, largely due to the acquisitions of the GBO and MMHD, which have lower selling expense ratios than the Company's existing business, and the BCC Commercial Operations, which has no selling expense. Excluding the effects of the acquisitions for the years ended December 31, 1997 and 1996, the selling expense ratio would have been 5.4% and 5.6%, respectively. This decrease is due to lower selling costs, in comparison to the Company's other products, for Medi-Cal and large employer group medical products which experienced higher growth in premium revenue in 1997.

    General and administrative expense for the year ended December 31, 1997 increased 56.2%, or $307.1 million, to $853.1 million from $546.0 million for the same period in 1996. The increase was primarily due to $196.9 million of general and administrative expense related to the Company's acquisition of the GBO in 1997 and $46.0 million and $8.0 million, respectively, of incremental increase in general and administrative expense related to the Company's acquisitions of MMHD and the BCC Commercial Operations in 1996.

    The administrative expense ratio increased to 15.2% for 1997 compared to 13.6% for 1996, primarily due to the increased administrative expense associated with the Company's continued investment in national expansion and the acquisition of the GBO. The GBO has historically experienced a higher administrative expense ratio than the Company's traditional California-based businesses due to the GBO's higher percentage of management services business. The increase was partially offset by the BCC Commercial Operations' lower administrative expense ratio. The administrative expense ratio for the year ended December 31, 1997, excluding the effect of the GBO acquisition in 1997 and the incremental effect in 1997 of MMHD and BCC Commercial Operations, was 13.0%.

    The Company recorded $14.5 million of nonrecurring costs for the year ended December 31, 1997, of which $8.0 million recorded in the second quarter of 1997 related primarily to the write-down of the Company's dental practice management operations and discontinuance of the Company's medical practice management operations. In addition, the Company incurred $6.5 million in the first quarter related to severance and retention payments associated with the GBO acquisition.

    Interest expense increased for the year ended December 31, 1997 to $36.7 million, from $36.6 million for the year ended December 31, 1996. The increase is primarily due to interest on debt incurred as a result of the Recapitalization in May 1996 being included in the results of operations for the entire year ended December 31, 1997 in comparison to a shorter period of time in the year ended December 31, 1996, partially offset by debt repayments during 1997. The weighted average interest rate for all debt for the year ended December 31, 1997, including the fees associated with the borrowings and interest rate swaps, was 7.45%. See "--Liquidity and Capital Resources."

    The Company's net income for the year ended December 31, 1997 was $227.4 million, compared to $202.0 million for the year ended December 31, 1996. Earnings per share totaled $3.30 and $3.04 for the years ended December 31, 1997 and 1996, respectively. Earnings per share assuming full dilution totaled $3.27 and $3.04 for the years ended December 31, 1997 and 1996, respectively. Earnings per share for the year ended December 31, 1997 included nonrecurring costs of $0.13 per share. Earnings per share for all periods presented has been calculated in accordance with Statement of Financial Accounting Standards No. 128, Earnings Per Share ("SFAS No. 128").

    Earnings per share for the year ended December 31, 1997 is based upon weighted average shares outstanding of 68.8 million, excluding common stock equivalents, and 69.5 million shares, assuming full dilution. Earnings per share for the year ended December 31, 1996 has been calculated using 66.4 million shares for both measures. Common stock equivalents did not have a dilutive effect on earnings per share in 1996. The 1996 weighted average reflects the number of shares outstanding immediately following the Recapitalization, plus the weighted average number of shares issued in 1996 subsequent to the Recapitalization. For the year ended December 31, 1997, the increase in weighted average shares outstanding primarily relates to the public offering of 3,000,000 shares of the Company's common stock in April 1997 and, on a diluted basis, the inclusion of 651,000 common stock equivalents related to the Company's stock option plans.

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

    Health care services and other benefits expense increased 36.5% to $3,003.1 million for the year ended December 31, 1996 from $2,200.0 million for the year ended December 31, 1995. Of the $803.1 million increase, $412.2 million was attributable to MMHD and $189.9 million was attributable to the BCC

Commercial Operations. Excluding MMHD and the BCC Commercial Operations, increased health care services expense also resulted from medical membership growth. In addition, mix and product design changes, for example, the elimination of deductibles for some PPO plans and pharmacy products, contributed to an increase in health care expenses. Growth in the workers' compensation business also contributed to the increase. These increases were partially offset by savings from hospital recontracting, which was implemented in late 1995. Additional savings were realized by savings from specialist and laboratory recontracting, which was implemented during the third quarter of 1996.

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

    Selling expense for the year ended December 31, 1996 increased 18.0% to $224.5 million compared to $190.2 million in 1995, corresponding with continued overall premium revenue growth and an additional $21.4 million in selling expense attributable to MMHD. The selling expense ratio for 1996 decreased to 5.6% from 6.4% for the prior year, largely due to the acquisition of MMHD, which has a lower selling expense ratio than the Company's existing business and the BCC Commercial Operations, which has no selling expense. Excluding the acquisitions, the selling expense ratio would have been 6.3% for the year ended December 31, 1996, consistent with the prior year.

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

    The Company's net income for the year ended December 31, 1996 was $202.0 million or $3.04 per share compared to $180.0 million or $2.71 per share for the year ended December 31, 1995. Earnings per share for the years ended December 31, 1996 and 1995 are based on 66.4 million shares, the number of shares outstanding immediately following the Recapitalization, plus the weighted average number of shares issued in 1996 subsequent to the Recapitalization. The number of shares outstanding prior to the Recapitalization were adjusted to reflect the two-for-three share exchange that occurred in connection with the Recapitalization. Earnings per share is determined by dividing net income by the weighted average number of common shares outstanding. Earnings per share for the year ended December 31, 1995 included nonrecurring costs of $0.52 per share. For the year ended December 31, 1995, there were no stock options outstanding and, for the year ended December 31, 1996, stock options did not have a dilutive effect on weighted average shares outstanding. Therefore, for 1995 and 1996 there is no difference between earnings per share and earnings per share assuming full dilution as calculated under SFAS No. 128.

FINANCIAL CONDITION

    The Company's consolidated assets increased by $1,127.9 million from $3,405.5 million as of December 31, 1996 to $4,533.4 million as of December 31, 1997. This represents a 33.1% increase and resulted primarily from the GBO acquisition as well as cash flows generated from operations. Cash and investments were $2,939.4 million as of December 31, 1997, or 64.8% of total assets.

    As of December 31, 1997, $388.0 million was outstanding under the Company's long-term debt facilities, compared to $625.0 million at December 31, 1996. Debt repayments were funded from the proceeds from the Company's April 1997 common stock offering and from cash flow from operations.

    Equity totaled $1,223.2 million as of December 31, 1997, an increase of $352.7 million from $870.5 million as of December 31, 1996. The increase resulted primarily from the net income of $227.4 million for the year ended December 31, 1997, $110.3 million and $9.9 million in additional paid-in capital from the Company's public offering of three million shares of common stock and stock issuances under the Company's stock option and stock purchase plans, respectively, and $4.9 million change in net unrealized valuation adjustments on investment securities, net of tax.

LIQUIDITY AND CAPITAL RESOURCES

    The Company's primary sources of cash are premium and management services revenues received and investment income. The primary uses of cash include health care claims and other benefits, capitation payments, income taxes, repayment of long-term debt, interest expense, broker and agent commissions, administrative expenses and capital expenditures. In addition to the foregoing, other uses of cash include costs of provider networks and systems development, and costs associated with acquisitions and the integration of acquired businesses. The Company receives premium revenue in advance of anticipated claims for related health care services and other benefits. The Company's investment policies are designed to provide liquidity, preserve capital and maximize yield. Cash and investment balances maintained by the Company are sufficient to meet applicable regulatory financial stability and net worth requirements. As of December 31, 1997, the Company's investment portfolio consisted primarily of fixed maturity securities (which are primarily rated "A" or better by rating agencies) and equity securities.

    Net cash flow provided by operating activities was $539.8 million for the year ended December 31, 1997, compared with $410.9 million in 1996. The positive cash flow from operations is due primarily to net income of $227.4 million, adjusted for certain operating liabilities such as increased medical claims payable of $170.7 million and accounts payable and accrued expenses of $116.9 million.

    Net cash used in investing activities in 1997 totaled $452.6 million, compared with net cash used in investing activities of $736.2 million in 1996. The cash used in 1997 was attributable primarily to the purchase of investments for $2,747.2 million partially offset by the proceeds from investments sold and matured of $2,009.4 million and the net cash acquired from the GBO purchase of $362.0 million. The GBO was acquired for a total purchase price of $89.7 million, all of which was funded with cash. GBO net cash acquired was $451.7 million.

    Net cash used in financing activities totaled $116.6 million in 1997, compared to net cash used in financing activities of $431.0 million in 1996. The net cash used in financing activities in 1997 was primarily due to borrowings and repayments on long-term debt which totaled $150.0 million and $387.0 million, respectively, partially offset by net proceeds from common stock offering of $110.3 million.

    The Company has a $1.0 billion unsecured revolving credit facility. Borrowings under the credit facility bear interest at rates determined by reference to the bank's base rate or to the London Interbank Offered Rate ("LIBOR") plus a margin determined by reference to the Company's leverage ratio (as defined in the credit agreement) or the then-current rating of the Company's unsecured long-term debt by specified rating agencies. Borrowings under the credit facility are made on a committed basis or pursuant to an auction-bid process. The credit facility expires as of May 15, 2002, although it may be extended for an additional one-year period under certain circumstances. The credit agreement requires the Company to maintain certain financial ratios and contains restrictive covenants, including restrictions on the occurrence of additional indebtedness and the granting of certain liens, limitations on acquisitions and investments and limitations on changes in control. The total amount outstanding under the credit facility was $368.0 million and $555.0 million as of December 31, 1997 and 1996, respectively. The weighted average interest rate for the year ended December 31, 1997, including the facility and other fees and the effect of the interest rate swaps discussed in the following paragraph, was 7.45%.

    As part of a hedging strategy to limit exposure to interest rate increases, in August 1996 the Company entered into a swap agreement for a notional amount of $100.0 million bearing a fixed interest rate of 6.45% and having a maturity date of August 17, 1999. In September 1996, the Company entered into two additional swap agreements for notional amounts of $150.0 million each, bearing fixed interest rates of 6.99% and 7.05%, respectively, and having maturity dates of October 17, 2003 and October 17, 2006, respectively.

    Prior to the Reincorporation, the Company held a license as a health care service plan under the Knox-Keene Act. See "Item 1. Business--Government Regulation." As such, the Company was required to maintain minimum tangible net equity ("TNE") by the DOC, in addition to meeting minimum capital requirement prescribed by the BCBSA. As a DOC licensee, the Company used TNE in measuring capital for the BCBSA. The failure to meet a specified level (the "BCBSA Minimum Capital") of the BCBSA's base capital requirement can subject the Company to certain corrective actions, while the failure to meet a lower specified level can result in the termination of the Company's license agreement with BCBSA. As a result of the Reincorporation, the Company is no longer licensed under the Knox-Keene Act (Blue Cross of California remains a DOC licensee) and, as a result, its capital for BCBSA purposes is measured based on GAAP equity. As of December 31, 1997, the Company's GAAP equity was in excess of the BCBSA's Minimum Capital requirement. A principal purpose of the Reincorporation was to allow restructuring of the Company and its various subsidiaries in order to improve the Company's capital as measured for BCBSA purposes.

    In November 1996, in order to address an anticipated shortfall in its capital for BCBSA purposes, the Company entered into a subordinated debt agreement for $200 million. On March 17, 1997, prior to the Reincorporation, the Company borrowed $150.0 million under its subordinated debt agreement to ensure compliance with the Company's BCBSA capital requirements, bringing its total indebtedness under the facility to $200 million at that date. The Company used the proceeds of its April 1997 public offering of 3,000,000 shares of its common stock to pay down outstanding indebtedness under the Company's subordinated debt agreement. On July 1, 1997, the Company repaid the remaining $90.0 million outstanding under the subordinated debt agreement with borrowings under the revolving credit facility.

    Certain of the Company's subsidiaries are required to maintain minimum capital requirements prescribed by various regulatory agencies, including the California Department of Corporations and the Department of Insurance in various states. As of December 31, 1997, those subsidiaries of the Company were in compliance with all minimum capital requirements.

    In July 1996, the Company filed a registration statement relating to the issuance of $1.0 billion of senior or subordinated unsecured indebtedness. As of December 31, 1997, no indebtedness had been issued pursuant to this registration statement.

    The Company believes that cash flow generated by operations, its cash and investment balances, supplemented by the Company's ability to borrow under its existing revolving credit facility or to conduct a public offering under its debt registration statement will be sufficient to fund continuing operations and expected capital requirements for the foreseeable future.

NEW ACCOUNTING PRONOUNCEMENTS

    In June 1997, the Financial Accounting Standards Board (the "FASB") issued Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS No. 130"). SFAS No. 130 will require companies to present all non-owner changes in equity, (e.g., market value adjustments to investments and adjustments to the minimum pension liability) that are currently included as a component of stockholders' equity as a component of comprehensive income. The new disclosures will be effective beginning in the first quarter of 1998.

    In June 1997, the FASB also issued Statement of Financial Accounting Standards No. 131, "Disclosures About Segments of an Enterprise and Related Information" ("SFAS No. 131"). SFAS No. 131 requires that companies disclose "operating segments" based on the way management disaggregates the company for making internal operating decisions. The new disclosures will be effective for the Company's fiscal year ending on December 31, 1998. Abbreviated quarterly disclosure will be required beginning with the period ending March 31, 1999, with comparative information required for the corresponding period in the prior fiscal year.

    In February 1998, the FASB issued Statement of Financial Accounting Standards No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits" ("SFAS No. 132"). SFAS No. 132 standardizes the disclosure requirements of pension and other postretirement benefits under previous guidance. In addition, SFAS No. 132 requires additional disclosures regarding changes in the benefit obligations and fair values of plan assets, eliminates certain disclosures no longer deemed useful, permits aggregation of information about certain plans and revises disclosure about defined contribution plans. The new disclosures are required for year-end financial statements for the year ending December 31, 1998.

    The Company is presently assessing the presentation and effect of SFAS Nos. 130, 131 and 132 on the financial statements of the Company.

FACTORS THAT MAY AFFECT FUTURE RESULTS OF OPERATIONS

    Certain statements contained herein, such as statements concerning potential or future loss ratios, expected membership attrition as the Company continues to integrate its recently acquired operations and other statements regarding matters that are not historical facts, are forward-looking statements (as such term is defined in the Securities Exchange Act of 1934). Such statements involve a number of risks and uncertainties that may cause actual results to differ from those projected. Factors that can cause actual results to differ materially include, but are not limited to, those discussed below and those discussed from time to time in the Company's various filings with the Securities and Exchange Commission. See also "Item 1. Business--Factors That May Affect Future Results of Operations."

    As part of the Company's business strategy, the Company has recently acquired substantial operations in new geographic markets. These businesses, which include substantial indemnity-based insurance operations, have experienced varying profitability or losses in recent periods. During 1997, the Company worked extensively on the integration of these businesses, which will be continuing in 1998; however, there can be no assurances regarding the ultimate success of the Company's integration efforts or regarding the ability of the Company to maintain or improve the results of operations of these businesses as the Company pursues its strategy of motivating the acquired members to select managed care products. In order to implement this strategy, the Company has and will, among other things, need to continue to incur considerable expenditures for provider networks and information systems in addition to the costs associated with the integration of these acquisitions. The integration of these complex businesses may result in, among other things, temporary increases in claims inventory or other service-related issues. The Company's results of operations could be adversely affected in the event that the Company experiences such problems or is otherwise unable to implement fully its expansion strategy.

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

    As a result of the Company's recent acquisitions, the Company now operates on a national basis and offers a spectrum of health care and specialty products through various risk sharing arrangements. The Company's health care products include a variety of managed care offerings as well as traditional fee-for-service coverage. With respect to product type, fee-for-service products are generally less profitable than managed care products. A critical component of the Company's expansion strategy is to transition over time the traditional insurance members of the Company's acquired businesses to more managed care products. With respect to the risk-sharing nature of products, managed care products that involve greater potential risk to the Company generally tend to be more profitable than those managed care products where the Company is able to shift risks to employer groups and management services products. Individuals and small employer groups are more likely to purchase the Company's higher-risk managed care products because such purchasers are generally unable or unwilling to bear greater liability for health care expenditures. Over the past few years, the Company has experienced greater margin erosion in its higher risk managed care products than in its lower-risk managed care and management services products. This margin erosion is attributable to product mix change, competitive pressure and greater regulatory restrictions applicable to the small employer group market. The Company has implemented price increases in certain of its managed care businesses. While these price increases are intended to improve profitability, there can be no assurance that this will occur. Subsequent unfavorable changes in the relative profitability between the Company's various products could have a material adverse effect on the Company's results of operations and on the continued feasibility of the Company's geographic expansion strategy.

    Substantially all of the Company's investment assets are in yielding securities of varying maturities. The value of such securities are highly sensitive to fluctuations in short-and long-term interest rates, with the value decreasing as such rates increase or increasing as such rates decrease. Changes in the value of the Company's investment assets, as a result of interest rate fluctuations, can impact the Company's total assets and stockholders' equity and can also result in gains or losses which impact the Company's results of operations. There can be no assurance that interest rate fluctuations will not have a material adverse affect on the results of operations or financial condition of the Company.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

    The location in this Form 10-K of the Company's Consolidated Financial Statements is set forth in the "Index" on page 45 hereof.

                    SELECTED QUARTERLY FINANCIAL INFORMATION
                                  (UNAUDITED)
            IN THOUSANDS, EXCEPT PER SHARE DATA AND MEMBERSHIP DATA

                                                                       FOR THE QUARTER ENDED
                                                      -------------------------------------------------------
                                                       MARCH 31,      JUNE 30,    SEPTEMBER 30,  DECEMBER 31,
                                                          1997          1997          1997           1997
                                                      ------------  ------------  -------------  ------------
                                                        (IN THOUSANDS, EXCEPT PER SHARE DATA AND MEMBERSHIP
                                                                               DATA)
Total revenues......................................  $  1,271,632  $  1,485,609   $ 1,511,580    $1,557,623
Operating income....................................       103,916(A)       97,858(A)      108,415     142,816
Income before provision for income taxes............        85,279(A)       82,818(A)       93,383     120,720
Net income..........................................  $     50,755(A) $     49,263(A)  $    55,568  $   71,823
                                                      ------------  ------------  -------------  ------------
                                                      ------------  ------------  -------------  ------------
Per Share Data(B):
  Earnings Per Share................................  $       0.76(A)         0.71(A)  $      0.80  $     1.03
                                                      ------------  ------------  -------------  ------------
                                                      ------------  ------------  -------------  ------------
  Earnings Per Share Assuming Full Dilution.........  $       0.76(A)         0.70(A)  $      0.79  $     1.02
                                                      ------------  ------------  -------------  ------------
                                                      ------------  ------------  -------------  ------------
Medical membership..................................     5,914,726     6,067,966     6,473,467     6,638,157
                                                      ------------  ------------  -------------  ------------
                                                      ------------  ------------  -------------  ------------

                                                                           FOR THE QUARTER ENDED
                                                          -------------------------------------------------------
                                                           MARCH 31,      JUNE 30,    SEPTEMBER 30,  DECEMBER 31,
                                                              1996          1996          1996           1996
                                                          ------------  ------------  -------------  ------------
                                                            (IN THOUSANDS, EXCEPT PER SHARE DATA AND MEMBERSHIP
                                                                                   DATA)
Total revenues..........................................  $    817,582  $  1,065,459   $ 1,130,686    $1,156,055
Operating income........................................       104,057       100,754        94,181        97,278
Income before provision for income taxes................       101,045        83,662        75,859        78,942
Net income..............................................  $     60,133  $     49,772   $    45,101    $   47,016
                                                          ------------  ------------  -------------  ------------
                                                          ------------  ------------  -------------  ------------
Per Share Data(B)(C):
  Earnings Per Share....................................  $       0.91  $       0.75   $      0.68    $     0.71
                                                          ------------  ------------  -------------  ------------
                                                          ------------  ------------  -------------  ------------
  Earnings Per Share Assuming Full Dilution.............  $       0.91  $       0.75   $      0.68    $     0.71
                                                          ------------  ------------  -------------  ------------
                                                          ------------  ------------  -------------  ------------
Medical membership......................................     3,926,820     4,243,673     4,387,510     4,484,701
                                                          ------------  ------------  -------------  ------------
                                                          ------------  ------------  -------------  ------------

--------------------------

(A) The first and second quarters of 1997 include nonrecurring costs of $6.5 million and $8.0 million, before taxes, $3.8 million and $4.8 million, after tax, or $0.06 and $0.07 per share on a basic and diluted basis, respectively.

(B) Per share data for all periods prior to the fourth quarter of 1997 has been restated to reflect the adoption of SFAS No. 128.

(C) Per share data for all periods presented prior to the quarter ended June 30, 1996 has been recomputed using 66,366,500 shares, the number of shares outstanding immediately following completion of the Recapitalization. Per share data for the quarters ended June 30, September 30 and December 31, 1996 has been calculated using such 66,366,500 shares, plus the weighted average number of shares issued subsequent to the Recapitalization.

ITEM 9. CHANGES AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

    A. Directors of the Company.

    Information regarding the directors of the Company is contained in the Company's proxy statement for its 1998 Annual Meeting of Stockholders filed with the SEC on March 27, 1998 and is incorporated herein by reference.

    B.  Executive Officers of the Company

    Information Regarding the Company's executive officers is contained in Part I above under the caption "Item 1. Business."

ITEM 11. EXECUTIVE COMPENSATION

    The information required by Item 11 is contained in the Company's proxy statement for its 1998 Annual Meeting of Stockholders filed with the SEC on March 27, 1998 and is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    The information required by Item 12 is contained in the Company's proxy statement for its 1998 Annual Meeting of Stockholders filed with the SEC on March 27, 1998 and is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    The information required by Item 13 is contained in the Company's proxy statement for its 1998 Annual Meeting of Stockholders filed with the SEC on March 27, 1998 and is incorporated herein by reference.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENTS SCHEDULES AND REPORTS ON FORM 8-K.

    A.  1) FINANCIAL STATEMENTS

        The consolidated financial statements are contained herein as listed on the "Index" on page 45 hereof.

        2) FINANCIAL STATEMENT SCHEDULES

        All of the financial statement schedules for which provision is made in the applicable accounting regulations of the Commission are not required under the applicable instructions or are not applicable and therefore have been omitted.

    B.  REPORTS ON FORM 8-K

        A Current Report on Form 8-K was filed on December 31, 1997 which reported that the Company and the BCBSA had entered into an amended and restated California Blue Cross License Addendum modifying the "Ownership Limit" contained in the Company's Restated Certificate of Incorporation.

    C)  EXHIBITS

 EXHIBIT
 NUMBER                                                    EXHIBIT
---------  --------------------------------------------------------------------------------------------------------
    2.01   Amended and Restated Recapitalization Agreement dated as of March 31, 1995, by and among the Registrant,
             Blue Corss of California, WellPoint Health Partnership and Western Foundation for Health Improvements,
             incorporated by reference to Exhibit 2.1 of Registrant's Form S-4 dated April 8, 1996
    2.02   Purchase and Sale Agreement, dated as of October 10, 1996, by and between the Registrant and John
             Hancock Mutual Life Insurance Company ("John Hancock"), incorporated by reference to Exhibit 2.1 of
             Registrant's Current Report on Form 8-K dated October 9, 1996
    2.03   Agreement and Plan of Reorganization dated as of July 22, 1997 by and among the Registrant, WellPoint
             Health Networks Inc., a California corporation ("WellPoint California"), and WLP Acquisition Corp.,
             incorporated by reference to Exhibit 99.1 of Registrant's Current Report on Form 8-K filed on August
             5, 1997
    3.01   Restated Certificate of Incorporation of the Registrant, incorporated by reference to Exhibit 3.1 of
             Registrant's Current Report on Form 8-K filed on August 5, 1997.
    3.02   Bylaws of the Registrant, incorporated by reference to Appendix B to WellPoint California's Schedule 14A
             filed on May 8, 1997, File No. 333-03292-01
    4.01   Specimen of common stock certificate of WellPoint Health Networks Inc., incorporated by reference to
             Exhibit 4.4 of Registrant's Registration Statement on Form 8-B, Registration No. 001-13083
    4.02   Restated Certificate of Incorporation of the Registrant (included in Exhibit 3.01)
    4.03   Bylaws of the Registrant (included in Exhibit 3.02)
    9.01   Amended and Restated Voting Trust Agreement dated as of August 4, 1997 by and among the California
             HealthCare Foundation (the "Foundation") and Wilmington Trust Company, incorporated by reference to
             Exhibit 99.2 of Registrant's Current Report on Form 8-K filed on August 5, 1997
   10.01   Master Subscriber Agreements dated as of January 27, 1993, between the Registrant's subsidiaries and
             BCC, incorporate by reference to Exhibit 10.03 of Registrant's Annual Report on Form 10-K for the
             fiscal year ended December 31, 1992
   10.02   Tax Allocation Agreement dated as of February 1, 1993, among the Registrant, its subsidiaries and BCC and its subsidiaries, incorporated by reference to Exhibit 10.04 of Registrant's Annual Report on Form
             10-K for the fiscal year ended December 31, 1992
   10.03   Undertakings dated January 7, 1993, by the Registrant, Blue Cross of California and certain subsidiaries to the California Department of Corporations, incorporated by reference to Exhibit 10.24 of the
             Registrant's Form S-1 Registration Statement No. 33-54898
   10.04*  Supplemental Pension Plan of Blue Cross of California, incorporated by reference to Exhibit 10.15 of
             Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1992
   10.05*  Form of Supplemental Life and Disability Insurance Policy, incorporated by reference to Exhibit 10.14 of the Registrant's Form S-1 Registration Statement No. 33-54898
   10.06*  Form of Indemnification Agreement between the Registrant and its Directors and Officers, incorporated by reference to Exhibit 10.17 of the Registrant's Form S-1 Registration Statement No. 33-54898
   10.07*  Officer Severance Agreement, dated as of July 1, 1993, between the Registrant and Thomas C. Geiser, incorporated by reference to Exhibit 10.24 of the Registrant's Annual Report on Form 10-K for the
             fiscal year ended December 31, 1993
   10.08*  Form of Officer Severance Agreement of the Registrant, incorporated by reference to Exhibit 10.32 of the
             Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1994

 EXHIBIT
 NUMBER                                                    EXHIBIT
---------  --------------------------------------------------------------------------------------------------------
   10.09   Orders Approving Notice of Material Modification and Undertakings dated September 7, 1995, by BCC, the
             Registrant and the Registrant's subsidiaries to the California Department of Corporations, incorporated by reference to Exhibit 10.47 of Registrant's Quarterly Report on Form 10-Q for the
             quarter ended September 30, 1995
   10.10   Lease Agreement, dated as of January 1, 1996, by and between TA/Warner Center Associates II, L.P., and the Registrant, incorporated by reference to Exhibit 10.46 of Registrant's Annual Report on Form 10-K
             for the fiscal year ended December 31, 1995
   10.11*  Letter, dated November 13, 1995, from the Registrant to Ronald A. Williams regarding severance benefits, together with underlying Officer Severance Agreement, incorporated by reference to Exhibit 10.47 of
             Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1995
   10.12*  Letter, dated November 13, 1995, from the Registrant to D. Mark Weinberg regarding severance benefits, together with underlying Officer Severance Agreement, incorporated by reference to Exhibit 10.48 of
             Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1995
   10.13*  Letter, dated November 13, 1995, from the Registrant to Thomas C. Geiser regarding severance benefits, incorporated by reference to Exhibit 10.49 of Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1995
   10.14   Amended and Restated Undertakings dated March 5, 1996, by BCC, the Registrant and the Registrant's
             Subsidiaries to the California Department of Corporations, incorporated by reference to Exhibit 99.1 of the Registrant's Current Report on Form 8-K dated March 5, 1996
   10.15   Senior Series A Term Note dated March 31, 1996, between the Registrant and Massachusetts Mutual Life
             Insurance Company, incorporated by reference to Exhibit 10.53 of the Registrant's Quarterly Report on
             Form 10-Q for the quarter ended March 31, 1996
   10.16   Indemnification Agreement dated as of May 17, 1996, by and among the Registrant, WellPoint Health
             Networks Inc., a Delaware corporation, and Western Health Partnerships, incorporated by reference to
             Exhibit 99.9 of Registrant's Current Report on Form 8-K dated May 20, 1996
   10.17   Credit Agreement dated as of May 15, 1996, by and among the Registrant, Bank of America National Trust and Savings Association ("Bank of America"), as Administrative Agent, NationsBank of Texas, N.A., as
             Syndication Agent, Chemical Bank, as Documentation Agent, and the other financial institutions named therein, incorporated by reference to Exhibit 99.10 of Registrant's Current Report on Form 8-K dated
             May 20, 1996
   10.18   Amendment No. 1 dated as of June 28, 1996, to the Registrant's Credit Agreement dated as of May 15,
             1996, incorporated by reference to Exhibit 10.65 of Registrant's Quarterly Report on Form 10-Q for the
             quarter ended September 30, 1996
   10.19   Subordinated Term Loan Agreement dated as of November 21, 1996, by and among the Registrant, Bank of
             America and the other parties named therein, incorporated by reference to Exhibit 99.1 to the
             Registrant's Current Report on Form 8-K filed December 12, 1996
   10.20*  Employment Agreement dated as of January 22, 1997, by and between the Registrant and Leonard D.
             Schaeffer, incorporated by reference to Exhibit 10.50 to Registrant's Annual Report on Form 10-K for
             the year ended December 31, 1996
   10.21   Modification Agreement dated as of November 26, 1996 by and between the Registrant and California
             HealthCare Foundation, incorporated by reference to Exhibit 10.51 to Registrant's Annual Report on
             Form 10-K for the year ended December 31, 1996
   10.22   Coinsurance Agreement dated as of March 1, 1997 between John Hancock and UNICARE Life & Health Insurance
             Company ("UNICARE"), incorporated by reference to Exhibit 99.2 of Registrant's Current Report on Form
             8-K filed March 14, 1997

 EXHIBIT
 NUMBER                                                    EXHIBIT
---------  --------------------------------------------------------------------------------------------------------
   10.23   Administration Agreement dated as of March 1, 1997 between John Hancock and UNICARE, incorporated by reference to Exhibit 99.3 of Registrant's Current Report on Form 8-K filed March 14, 1997
   10.24   Amendment No. 1 dated as of February 11, 1997 to Registrant's Subordinated Term Loan Agreement dated as of November 21, 1996, incorporated by reference to Exhibit 10.54 to Registrant's Annual Report on Form
             10-K for the year ended December 31, 1996
   10.25   Second Amendment dated as of April 21, 1997 to Registrant's Credit Agreement dated as of May 15, 1996, incorporated by reference to Exhibit 10.55 of Registrant's Quarterly Report on Form 10-Q for the
             quarter ended March 31, 1997
   10.26   Third Amendment dated as of April 21, 1997 to Registrant's Credit Agreement dated as of May 15, 1996, incorporated by reference to Exhibit 10.56 of Registrant's Quarterly Report on Form 10-Q for the
             quarter ended March 31, 1997
   10.27   Second Amendment dated as of April 21, 1997 to Registrant's Subordinated Term Loan Agreement dated as of
             November 21, 1996, incorporated by reference to Exhibit 10.57 of Registrant's Quarterly Report on Form
             10-Q for the quarter ended March 31, 1997
   10.28   Amended and Restated Voting Agreement dated as of August 4, 1997 by and among the Registrant, WellPoint
             California and the Foundation, incorporated by reference to Exhibit 99.3 of the Registrant's Current
             Report on Form 8-K filed on August 5, 1997
   10.29   Amended and Restated Share Escrow Agent Agreement dated as of August 4, 1997 by and between the
             Registrant and U.S. Trust Company of California, N.A., incorporated by reference to Exhibit 99.4 of the Registrant's Current Report on Form 8-K filed on August 5, 1997
   10.30   Amended and Restated Registration Rights Agreement dated as of August 4, 1997 by and among the
             Registrant, WellPoint California and the Foundation incorporated by reference to Exhibit 99.5 of
             Registrant's Form 8-K filed on August 5, 1997
   10.31   Blue Cross License Agreement Effective as of August 4, 1997 by and among the Registrant and the Blue
             Cross Blue Shield Association (the "BCBSA"), incorporated by reference to Exhibit 99.6 of Registrant's
             Form 8-K filed on August 5, 1997
   10.32   Blue Cross Controlled Affiliate License Agreement effective as of August 4, 1997 by and between the
             BCBSA and Blue Cross of California, incorporated by reference to Exhibit 99.8 of Registrant's Form 8-K filed on August 5, 1997
   10.33   Blue Cross Affiliate License Agreement effective as of August 4, 1997 by and between the BCBSA and BC
             Life & Health Insurance Company, incorporated by reference to Exhibit 99.9 of Registrant's Form 8-K filed on August 5, 1997
   10.34   Blue Cross Controlled Affiliate License Agreement Applicable to Life Insurance Companies effective as of
             August 4, 1997 by and between the BCBSA and BC Life & Health Insurance Company, incorporated by reference to Exhibit 99.10 of Registrant's Form 8-K filed on August 5, 1997
   10.35   Fourth Amendment to Credit Agreement and Consent dated as of July 21, 1997 by and among the Registrant,
             WellPoint California, Bank of America National Trust and Savings Association, as Administrative Agent,
             NationsBank of Texas, N.A., as Syndication Agent, and Chase Manhattan Bank, as Documentation Agent,
             and the other financial institutions named therein, incorporated by reference to Exhibit 99.11 to
             Registrant's Current Report on Form 8-K filed on August 5, 1997.
   10.36   Undertakings dated July 31, 1997 by the Registrant, WellPoint California and WellPoint California
             Services, Inc. to the California Department of Corporations, incorporated by reference to Exhibit
             99.12 to Registrant's Current Report on Form 8-K filed on August 5, 1997

 EXHIBIT
 NUMBER                                                    EXHIBIT
---------  --------------------------------------------------------------------------------------------------------
   10.37*  WellPoint Health Networks Inc. Stock Option/Award Plan, as amended through January 15, 1997 incorporated by reference to Exhibit 99.1 to the Registrant's Registration Statement on Form S-8, File No.
             333-33013
   10.38*  WellPoint Health Networks Inc. Employee Stock Purchase Plan (as amended and restated effective January
             1, 1998), incorporated by reference to Exhibit 10.71 of Registrant's Form 10-Q for the quarter ended
             June 30, 1997)
   10.39*  Amendment No. 1 to Employment Agreement by and between the Registrant and Leonard D. Schaeffer, incorporated by reference to Exhibit 10.72 to Registrant's Quarterly Report on Form 10-Q for the
             quarter ended September 30, 1997
   10.40*  Amended and Restated Special Executive Retirement Plan effective as of September 1, 1997 by and between the Registrant and Leonard D. Schaeffer, incorporated by reference to Exhibit 10.73 to Registrant's
             Quarterly Report on Form 10-Q for the quarter ended September 30, 1997
   10.41*  Salary Deferral Savings Program of WellPoint Health Networks Inc., as amended through October 1, 1997, incorporated by reference to Exhibit 10.74 to Registrant's Quarterly Report on Form 10-Q for the
             quarter ended September 30, 1997
   10.42*  WellPoint Health Networks Inc. Comprehensive Executive Non-Qualified Retirement Plan, incorporated by reference to Exhibit 4.6 to the Registrant's Registration Statement on S-8 (File No. 333-42073).
   10.43   California Blue Cross License Addendum, as amended and restated as of December 30, 1997, between the
             Registrant, Blue Cross of California and the BCBSA, incorporated by reference to Exhibit 99.1 of the
             Registrant's Current Report on Form 8-K filed December 31, 1997
   10.44*  WellPoint Health Networks Inc. Officer Change-in-Control Plan as amended and restated February 12, 1998.
   10.45   WellPoint Health Networks Inc. Employee Stock Option Plan, as amended through February 12, 1998
   10.46*  WellPoint Officer Benefit Enrollment Guide Brochure
   10.47*  Description of WellPoint Health Networks Corporate Incentive Plan
   10.48   Office Lease dated as of December 2, 1997 by and among the Registrant and Westlake Business Park, Ltd.
   10.49*  WellPoint Health Networks Inc. Stock Option/Award Plan, as amended through February 12, 1998
   21      List of Subsidiaries of the Registrant
   23.1    Consent of Independent Accountants
   24      Power of Attorney (included on Signature Page).
   27.1    Financial Data Schedule
   27.2    Restated Financial Data Schedule for the three months ended March 31, 1996
   27.3    Restated Financial Data Schedule for the six months ended June 30, 1997
   27.4    Restated Financial Data Schedule for the nine months ended September 30, 1997

------------------------

*   Management contract or compensatory plan or arrangement

                                   SIGNATURES

    Pursuant to the requirement of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 30, 1998            WELLPOINT HEALTH NETWORKS INC.

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

          SIGNATURE                       TITLE                    DATE
------------------------------  --------------------------  -------------------

                                Chairman of the Board of
   /s/ LEONARD D. SCHAEFFER       Directors and Chief
------------------------------    Executive Officer           March 30, 1998
     Leonard D. Schaeffer         (Principal Executive
                                  Officer)

                                Executive Vice President
      /s/ DAVID C. COLBY          and Chief Financial
------------------------------    Officer (Principal          March 30, 1998
        David C. Colby            Financial Officer)

                                Senior Vice President,
    /s/ S. LOUISE MCCRARY         Controller and Chief
------------------------------    Accounting Officer          March 30, 1998
      S. Louise McCrary           (Principal Accounting
                                  Officer)

      /s/ DAVID R. BANKS
------------------------------  Director                      March 30, 1998
        David R. Banks

          SIGNATURE                       TITLE                    DATE
------------------------------  --------------------------  -------------------

    /s/ W. TOLIVER BESSON
------------------------------  Director                      March 30, 1998
      W. Toliver Besson

      /s/ ROGER E. BIRK
------------------------------  Director                      March 30, 1998
        Roger E. Birk

     /s/ SHEILA A. BURKE
------------------------------  Director                      March 30, 1998
       Sheila A. Burke

   /s/ STEPHEN L. DAVENPORT
------------------------------  Director                      March 30, 1998
     Stephen L. Davenport

      /s/ JULIE A. HILL
------------------------------  Director                      March 30, 1998
        Julie A. Hill

   /s/ ELIZABETH A. SANDERS
------------------------------  Director                      March 30, 1998
     Elizabeth A. Sanders

                         INDEX TO FINANCIAL STATEMENTS
                         WELLPOINT HEALTH NETWORKS INC.

                                                                                                                PAGE
                                                                                                                -----
Report of Independent Accountants..........................................................................         F-1

Consolidated Balance Sheets as of December 31, 1997 and 1996...............................................         F-2

Consolidated Income Statements for the Three Years Ended December 31, 1997.................................         F-3

Consolidated Statements of Changes in Stockholders' Equity for the Three Years Ended December 31, 1997.....         F-4

Consolidated Statements of Cash Flows for the Three Years Ended December 31, 1997..........................         F-5

Notes to Consolidated Financial Statements.................................................................         F-6

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Stockholders and Board of Directors
WellPoint Health Networks Inc.

    We have audited the accompanying consolidated balance sheets of WellPoint Health Networks Inc. and subsidiaries (the "Company") as of December 31, 1997 and 1996, and the related consolidated income statements, and consolidated statements of changes in stockholders' equity and cash flows for each of the three years in the period ended December 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

    In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of WellPoint Health Networks Inc. and subsidiaries as of December 31, 1997 and 1996, and the consolidated results of their operations and cash flows for each of the three years in the period ended December 31, 1997 in conformity with generally accepted accounting principles.

                                          Coopers & Lybrand L.L.P.

Los Angeles, California
February 2, 1998

                         WELLPOINT HEALTH NETWORKS INC.
                          CONSOLIDATED BALANCE SHEETS

                                                                                               DECEMBER 31,
                                                                                         ------------------------
                                                                                            1997         1996
                                                                                         -----------  -----------
                                                                                          (IN THOUSANDS, EXCEPT
                                                                                               SHARE DATA)
                                                     ASSETS
Current Assets:
  Cash and cash equivalents............................................................  $   283,851  $   313,256
  Investment securities, at market value...............................................    2,552,775    1,728,305
  Receivables, net.....................................................................      537,454      401,300
  Deferred tax assets..................................................................       79,733       67,147
  Other current assets.................................................................       52,004       28,463
                                                                                         -----------  -----------
      Total Current Assets.............................................................    3,505,817    2,538,471

Property and equipment, net............................................................      115,193       82,720
Intangible assets......................................................................      698,507      552,279
Long-term investments..................................................................      102,819      123,931
Deferred tax assets....................................................................       62,487       57,830
Other non-current assets...............................................................       48,592       50,311
                                                                                         -----------  -----------
      Total Assets.....................................................................  $ 4,533,415  $ 3,405,542
                                                                                         -----------  -----------
                                                                                         -----------  -----------

                                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
  Medical claims payable...............................................................  $   922,658  $   667,540
  Loss and loss adjustment expense reserves............................................      115,325      102,152
  Reserves for future policy benefits..................................................       51,189       13,001
  Unearned premiums....................................................................      210,337      160,036
  Accounts payable and accrued expenses................................................      372,441      251,480
  Experience rated and other refunds...................................................      255,625      146,882
  Income taxes payable.................................................................      107,018       99,086
  Other current liabilities............................................................      309,712      118,303
                                                                                         -----------  -----------
      Total Current Liabilities........................................................    2,344,305    1,558,480

Accrued postretirement benefits........................................................       63,891       61,086
Loss and loss adjustment expense reserves, non-current.................................      134,933      131,079
Reserves for future policy benefits, non-current.......................................      332,033       91,507
Long-term debt.........................................................................      388,000      625,000
Other non-current liabilities..........................................................       47,084       67,931
                                                                                         -----------  -----------
      Total Liabilities................................................................    3,310,246    2,535,083

Stockholders' Equity:
  Preferred stock--$0.01 par value, 50,000,000 shares authorized, none issued and
    outstanding........................................................................      --           --
  Common stock--$0.01 par value, shares authorized 300,000,000; issued 69,778,086 and
    66,526,985 in 1997 and 1996, respectively..........................................          698          665
  Treasury stock, at cost, 4,571 shares in 1997........................................         (103)     --
  Additional paid-in capital...........................................................      882,312      761,879
  Unrealized valuation adjustment......................................................       (5,056)      (9,994)
  Retained earnings....................................................................      345,318      117,909
                                                                                         -----------  -----------
      Total Stockholders' Equity.......................................................    1,223,169      870,459
                                                                                         -----------  -----------
        Total Liabilities and Stockholders' Equity.....................................  $ 4,533,415  $ 3,405,542
                                                                                         -----------  -----------
                                                                                         -----------  -----------

      See the accompanying notes to the consolidated financial statements.

                         WELLPOINT HEALTH NETWORKS INC.
                         CONSOLIDATED INCOME STATEMENTS

                                                                                  YEAR ENDED DECEMBER 31,
                                                                          ----------------------------------------
                                                                              1997          1996          1995
                                                                          ------------  ------------  ------------
                                                                             (IN THOUSANDS, EXCEPT EARNINGS PER
                                                                                           SHARE)
Revenues:
  Premium revenue.......................................................  $  5,227,904  $  3,879,806  $  2,910,622
  Management services revenue...........................................       383,238       147,948        61,151
  Investment income.....................................................       215,302       142,028       135,306
                                                                          ------------  ------------  ------------
                                                                             5,826,444     4,169,782     3,107,079

Operating Expenses:
  Health care services and other benefits...............................     4,245,281     3,003,117     2,199,953
  Selling expense.......................................................       260,523       224,453       190,161
  General and administrative expense....................................       853,100       545,942       344,427
  Nonrecurring costs....................................................        14,535       --             57,074
                                                                          ------------  ------------  ------------
                                                                             5,373,439     3,773,512     2,791,615
                                                                          ------------  ------------  ------------
Operating Income........................................................       453,005       396,270       315,464
  Interest expense......................................................        36,658        36,628       --
  Other expense, net....................................................        34,147        20,134        12,677
                                                                          ------------  ------------  ------------
Income before Provision for
  Income Taxes..........................................................       382,200       339,508       302,787
  Provision for income taxes............................................       154,791       137,506       122,798
                                                                          ------------  ------------  ------------
Net Income..............................................................  $    227,409  $    202,002  $    179,989
                                                                          ------------  ------------  ------------
                                                                          ------------  ------------  ------------

Earnings Per Share......................................................  $       3.30  $       3.04  $       2.71
                                                                          ------------  ------------  ------------
                                                                          ------------  ------------  ------------

Earnings Per Share Assuming Full Dilution...............................  $       3.27  $       3.04  $       2.71
                                                                          ------------  ------------  ------------
                                                                          ------------  ------------  ------------

      See the accompanying notes to the consolidated financial statements.

                         WELLPOINT HEALTH NETWORKS INC.
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

                                                                              COMMON STOCK
                                                                 ---------------------------------------
                                                                                                                 CLASS A
                                                                          ISSUED            IN TREASURY        COMMON STOCK
                                                    PREFERRED    ------------------------  -------------  ----------------------
(IN THOUSANDS)                                        STOCK        SHARES       AMOUNT        AMOUNT       SHARES      AMOUNT
------------------------------------------------  -------------  -----------  -----------  -------------  ---------  -----------
Balance as of January 1, 1995...................    $  --            --        $  --         $  --           19,500   $     195
  Net income....................................
  Change in unrealized valuation adjustment on
    investment securities, net of tax...........
                                                        -----    -----------       -----         -----    ---------         ---
Balance as of December 31, 1995.................       --            --           --            --           19,500         195
  Net income....................................
  Recapitalization
    Dividends...................................
    Share exchange..............................                     66,367          664                    (19,500)       (195)
  Stock grants to employees and directors.......                        117            1
  Stock issued for employee stock purchase
    plan........................................                         43
  Change in unrealized valuation adjustment on
    investment securities, net of tax...........
                                                        -----    -----------       -----         -----    ---------         ---
Balance as of December 31, 1996.................       --            66,527          665        --           --          --
  Net income....................................
  Net proceeds from common stock offering.......                      3,000           30
  Stock grants to employees and directors.......                          6
  Stock issued for employee stock option and
    stock purchase plans........................                        245            3
  Stock repurchased, 4,571 shares at cost.......                                                  (103)
  Change in unrealized valuation adjustment on
    investment securities, net of tax...........
                                                        -----    -----------       -----         -----    ---------         ---
Balance as of December 31, 1997.................    $  --            69,778    $     698     $    (103)      --       $  --
                                                        -----    -----------       -----         -----    ---------         ---
                                                        -----    -----------       -----         -----    ---------         ---


                                                         CLASS B
                                                       COMMON STOCK       ADDITIONAL   UNREALIZED
                                                  ----------------------    PAID-IN     VALUATION   RETAINED
(IN THOUSANDS)                                     SHARES      AMOUNT       CAPITAL    ADJUSTMENT   EARNINGS     TOTAL
------------------------------------------------  ---------  -----------  -----------  -----------  ---------  ---------
Balance as of January 1, 1995...................     80,000   $     800    $1,100,288   $ (69,498)  $ 387,134  $1,418,919
  Net income....................................                                                      179,989    179,989
  Change in unrealized valuation adjustment on
    investment securities, net of tax...........                                           71,318                 71,318
                                                  ---------         ---   -----------  -----------  ---------  ---------
Balance as of December 31, 1995.................     80,000         800    1,100,288        1,820     567,123  1,670,226
  Net income....................................                                                      202,002    202,002
  Recapitalization
    Dividends...................................                            (343,784)                (651,216)  (995,000)
    Share exchange..............................    (80,000)       (800)         331                              --
  Stock grants to employees and directors.......                               4,082                               4,083
  Stock issued for employee stock purchase
    plan........................................                                 962                                 962
  Change in unrealized valuation adjustment on
    investment securities, net of tax...........                                          (11,814)               (11,814)
                                                  ---------         ---   -----------  -----------  ---------  ---------
Balance as of December 31, 1996.................     --          --          761,879       (9,994)    117,909    870,459
  Net income....................................                                                      227,409    227,409
  Net proceeds from common stock offering.......                             110,310                             110,340
  Stock grants to employees and directors.......                                 270                                 270
  Stock issued for employee stock option and
    stock purchase plans........................                               9,853                               9,856
  Stock repurchased, 4,571 shares at cost.......                                                                    (103)
  Change in unrealized valuation adjustment on
    investment securities, net of tax...........                                            4,938                  4,938
                                                  ---------         ---   -----------  -----------  ---------  ---------
Balance as of December 31, 1997.................     --       $  --        $ 882,312    $  (5,056)  $ 345,318  $1,223,169
                                                  ---------         ---   -----------  -----------  ---------  ---------
                                                  ---------         ---   -----------  -----------  ---------  ---------

      See the accompanying notes to the consolidated financial statements.

                         WELLPOINT HEALTH NETWORKS INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                   YEAR ENDED DECEMBER 31,
                                                                           ---------------------------------------
                                                                               1997          1996         1995
                                                                           ------------  ------------  -----------
                                                                                       (IN THOUSANDS)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income.............................................................  $    227,409  $    202,002  $   179,989
  Adjustments to reconcile net income to net cash provided by operating activities:
    Depreciation and amortization, net of accretion......................        57,100        37,739       22,034
    Gains on sales of assets, net........................................       (59,168)      (15,677)     (14,510)
    Provision (benefit) for deferred income taxes........................        22,042       (22,341)     (17,973)
    Amortization of deferred gain on sale of building....................        (4,426)       (2,582)     --
    Writedown for impairment of intangible assets........................       --            --            27,316
    (Increase) decrease in certain assets, net of acquisitions:
      Receivables, net...................................................       (16,884)       14,812      (37,508)
      Other current assets...............................................       (29,536)       46,929       (4,907)
      Other non-current assets...........................................         1,719       (47,552)     --
    Increase (decrease) in certain liabilities, net of acquisitions:
      Medical claims payable.............................................       170,728        (9,805)      (4,422)
      Loss and loss adjustment expense reserves..........................        17,027        59,742       25,581
      Reserves for future policy benefits................................           407          (492)     --
      Unearned premiums..................................................        15,798        20,382        4,935
      Accounts payable and accrued expenses..............................       116,926        74,320        3,711
      Experience rated and other refunds.................................        20,954        11,043      (34,910)
      Income taxes payable and other current liabilities.................        13,350        48,752       (3,304)
      Accrued postretirement benefits....................................         2,805        (1,600)       4,352
      Other non-current liabilities......................................       (16,421)       (4,772)     --
                                                                           ------------  ------------  -----------
        Net cash provided by operating activities........................       539,830       410,900      150,384
                                                                           ------------  ------------  -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Investments purchased..................................................    (2,747,205)   (1,220,370)    (706,792)
  Proceeds from investments sold.........................................     1,854,987       899,080      771,074
  Proceeds from matured investments......................................       154,402        81,448      686,221
  Property and equipment purchased, net..................................       (58,442)      (43,327)     (25,223)
  Additional investment in subsidiaries..................................       (18,317)      --           --
  Purchase of subsidiaries, net of cash acquired.........................       361,977      (453,068)     (13,177)
                                                                           ------------  ------------  -----------
        Net cash provided by (used in) investing activities..............      (452,598)     (736,237)     712,103
                                                                           ------------  ------------  -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from long-term debt...........................................       150,000       825,000      --
  Repayment of long-term debt............................................      (387,000)     (262,000)     --
  Net proceeds from common stock offering................................       110,340       --           --
  Proceeds from the issuance of common stock.............................        10,126           962      --
  Common stock repurchased...............................................          (103)      --           --
  Dividends paid in connection with the Recapitalization.................       --           (995,000)     --
  Additional capital contributed by Blue Cross of California.............       --            --            43,700
                                                                           ------------  ------------  -----------
        Net cash provided by (used in) financing activities..............      (116,637)     (431,038)      43,700
                                                                           ------------  ------------  -----------
Net increase (decrease) in cash and cash equivalents.....................       (29,405)     (756,375)     906,187
Cash and cash equivalents at beginning of year...........................       313,256     1,069,631      163,444
                                                                           ------------  ------------  -----------
Cash and cash equivalents at end of year.................................  $    283,851  $    313,256  $ 1,069,631
                                                                           ------------  ------------  -----------
                                                                           ------------  ------------  -----------

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

    On August 4, 1997, the Company completed its plan, which was approved by shareholders, to reincorporate in Delaware (the "Reincorporation") through the formation of a new holding company structure. The Reincorporation involved a merger among the Company, WellPoint Health Networks Inc., a California corporation ("WellPoint California") and WLP Acquisition Corp. (the "Merger Subsidiary"), a wholly owned subsidiary of the Company. The Merger Subsidiary was merged with and into WellPoint California, and WellPoint California's shareholders became the stockholders of the Company. As a result of such merger, WellPoint California became a wholly owned subsidiary of the Company and changed its name to Blue Cross of California. A principal purpose of the Reincorporation was to allow a restructuring of the Company and its various subsidiaries in order to improve the Company's capital as measured for purposes of the Blue Cross Blue Shield Association ("BCBSA") which owns the rights to the Blue Cross name and mark.

    The Company offers a broad spectrum of quality network-based health plans, including health maintenance organizations ("HMOs"), preferred provider organizations ("PPOs"), point-of-service ("POS") plans, other hybrid plans and traditional indemnity products to large and small employers, individuals and seniors. The Company's managed care plans incorporate a full range of financial incentives and cost controls for both members and providers. In addition, the Company provides underwriting, actuarial service, network access, medical cost management, claims processing and administrative services to self-funded employers under management services contracts. The Company also provides a broad array of specialty and other products and services, including pharmacy, dental, utilization management, life, integrated workers' compensation, preventive care, disability, behavioral health, COBRA and flexible benefits account administration.

2.  ACQUISITIONS AND RECAPITALIZATION

    PURCHASE OF GROUP BENEFITS OPERATIONS OF JOHN HANCOCK MUTUAL LIFE INSURANCE
     COMPANY AND LIFE AND HEALTH BENEFITS MANAGEMENT DIVISION OF MASSACHUSETTS MUTUAL LIFE INSURANCE COMPANY

    On March 1, 1997, the Company completed its acquisition of certain portions of the group benefits operations (the "GBO") of John Hancock Mutual Life Insurance Company for approximately $89.7 million in cash, subject to adjustment upon completion of a post-closing audit. The GBO, which is now part of the Company's wholly owned subsidiary, UNICARE Life & Health Insurance Company, focuses on the large employer segment (employers with 5,000 or more employees) and provides medical, life, dental and disability services to some of the largest employers in the nation.

    On March 31, 1996, the Company completed its acquisition of the Life and Health Benefits Management Division ("MMHD") of Massachusetts Mutual Life Insurance Company ("MassMutual"), which conducts business under the name UNICARE Life & Health Insurance Company. The purchase price was $402.2 million, which was funded with $340.2 million in cash and a Series A term note for $62.0 million, of which $20.0 million was outstanding at December 31, 1997.

    The purchase method of accounting has been used to account for both of the above acquisitions. The acquired operations are included in the Company's results of operations from their respective date of

                         WELLPOINT HEALTH NETWORKS INC.

2. ACQUISITIONS AND RECAPITALIZATION (CONTINUED) acquisition. The excess purchase price over net assets acquired was approximately $148.8 million for the GBO and $251.0 million for MMHD and is being amortized on a straight-line basis over 35 years for both the GBO and MMHD.

    RECAPITALIZATION AND PURCHASE OF BCC COMMERCIAL OPERATIONS

    On May 20, 1996, the Company concluded a series of transactions (collectively, the "Recapitalization") to recapitalize its publicly traded, majority-owned subsidiary, WellPoint Health Networks Inc., a California corporation ("Old WellPoint"), pursuant to the Amended and Restated Recapitalization Agreement dated as of March 31, 1995 (the "Amended Recapitalization Agreement"), by and among Old WellPoint, the company formerly known as Blue Cross of California ("BCC"), the California HealthCare Foundation (the "Foundation") and the California Endowment (the "Endowment"). In connection with the Recapitalization, (a) Old WellPoint distributed an aggregate of $995.0 million by means of a special dividend of $10.00 per share to the record holders of its Class A and Class B Common Stock as of May 15, 1996, (b) BCC, the sole shareholder of Old WellPoint's Class B Common Stock, donated its portion of such dividend ($800.0 million) to the Endowment, (c) BCC donated its assets, other than the shares of the Old WellPoint Class B Common Stock held by BCC and its commercial operations (the "BCC Commercial Operations"), to the Foundation, (d) BCC changed its status from a California nonprofit public benefit corporation to a California for-profit business corporation, in conformity with the terms and orders of the California Department of Corporations (the "DOC"), immediately following which BCC issued to the Foundation 53,360,000 shares of its common stock and (e) Old WellPoint merged with and into BCC (the "Merger"), with the resulting entity changing its name to WellPoint Health Networks Inc. In connection with the Merger, (i) each outstanding share of Old WellPoint's Class A Common Stock was converted into 0.667 shares of the Company's Common Stock,
(ii) the outstanding shares of the Company's common stock issued to the Foundation prior to the Merger were converted into 53,360,000 shares of the post-merger Company's Common Stock, (iii) a cash payment of $235.0 million was made to the Foundation to reflect the value of the BCC Commercial Operations and
(iv) the outstanding shares of Old WellPoint's Class B Common Stock were canceled. The BCC Commercial Operations consisted of, among other things, the health care lines of business conducted by BCC, substantially all agreements with health care providers that provided services to enrollees of BCC and all of the cash and securities of BCC on hand at the time of closing of the Recapitalization. In November 1996, the Company and the Foundation amended the terms of the Recapitalization to provide for the substitution by the Company of $7.0 million in cash for the capital stock of certain entities owning the real estate parcel surrounding the Company's headquarters building in Woodland Hills, California.

    The purchase method of accounting has been used to account for the acquisition of the BCC Commercial Operations. The excess purchase price over assets acquired was approximately $206.7 million and is being amortized on a straight-line basis over 40 years.

    By virtue of the Merger and the exchange of shares of Old WellPoint for those of the Company, as of May 20, 1996 (the effective date of the Merger), there were a total of 66,366,500 shares of the Company's Common Stock outstanding, of which 53,360,000 shares (or approximately 80.4%) were held beneficially by the Foundation. On November 21, 1996 and April 10, 1997, the Foundation sold approximately 15.0 and 8.5 million shares, respectively, of the Company's Common Stock through public offerings. Upon completion of the April 1997 offering, the Foundation owned 29.9 million shares (or approximately 43.0%) of the Company's outstanding shares.

                         WELLPOINT HEALTH NETWORKS INC.

2.  ACQUISITIONS AND RECAPITALIZATION (CONTINUED)
    See Note 19 for unaudited pro forma combined condensed financial statements for the above acquisitions.

3.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    The following is a summary of significant accounting policies used in the preparation of the accompanying consolidated financial statements. Such policies are in accordance with generally accepted accounting principles and have been consistently applied. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses for each reporting period. The significant estimates made in the preparation of the Company's consolidated financial statements relate to the assessment of the carrying value of the intangible assets, medical claims payable, loss and loss adjustment expense reserves, reserves for future policy benefits, experience rated refunds and contingent liabilities. While management believes that the carrying value of such assets and liabilities are adequate as of December 31, 1997 and 1996, actual results could differ from the estimates upon which the carrying values were based.

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

    Long-term investments consist primarily of restricted assets, equity and other investments. Restricted assets included in long-term investments at December 31, 1997 and 1996 were $94.2 million and $93.7 million, respectively, and consist of deposits required by the DOC. These deposits consist primarily of U.S.

                         WELLPOINT HEALTH NETWORKS INC.

3.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
Treasury bonds and notes. Due to their restricted nature, such investments are classified as long-term without regard to contractual maturity.

    The Company has determined that its debt and equity securities are available for sale. Debt and equity securities are carried at estimated fair value based on quoted market prices for the same or similar instruments. Unrealized gains and losses are computed on the basis of specific identification and are included in stockholders' equity, net of applicable deferred income taxes. Realized gains and losses on the disposition of investments are included in investment income. The specific identification method is used in determining the cost of debt and equity securities sold.

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

    PROPERTY AND EQUIPMENT, NET

    Property and equipment are stated at cost, net of depreciation, and are depreciated on the straight-line method over the estimated useful lives of the assets. Leasehold improvements are stated net of amortization and are amortized over a period not exceeding the term of the lease.

    INTANGIBLE ASSETS

    Intangible assets represent the cost in excess of fair value of the net assets (including tax attributes) acquired in purchase transactions. Intangible assets are amortized on a straight-line basis over periods ranging from 25 to 40 years. Amortization charged to operations was $20.9 million, $12.8 million and $5.6 million for the years ended December 31, 1997, 1996 and 1995, respectively. Accumulated amortization as of December 31, 1997 and 1996 was $41.9 million and $21.6 million, respectively.

    The Company periodically evaluates whether events or circumstances have occurred that may affect the estimated useful life or the recoverability of the remaining balance of goodwill and other identifiable intangible assets. Impairment of an intangible asset is triggered when the estimated future undiscounted cash flows (excluding interest charges) do not exceed the carrying amount of the intangible asset. If the events or circumstances indicate that the remaining balance of the intangible asset may be permanently impaired, such potential impairment will be measured based upon the difference between the carrying amount of the intangible asset and the fair value of such asset determined using the estimated future discounted cash flows (excluding interest charges) generated from the use and ultimate disposition of the respective acquired entity.

                         WELLPOINT HEALTH NETWORKS INC.

3.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
    MEDICAL CLAIMS PAYABLE

    The liability for medical claims payable includes claims in process and a provision for incurred but not reported claims, which is actuarially determined based on historical claims payment experience and other statistics. Claim processing expenses are also accrued based on an estimate of expenses necessary to process such claims. Such reserves are continually monitored and reviewed with any adjustments reflected in current operations. Capitation costs represent monthly fees paid to physicians, certain other medical service providers and hospitals in the Company's HMO networks as retainers for providing continuing medical care. The Company maintains various programs that provide incentives to physicians, certain other medical service providers and hospitals participating in its HMO networks through the use of risk-sharing agreements and other programs. Payments under such agreements are made based on the providers' performance in controlling health care costs while providing quality health care. Expenses related to these programs, which are based in part on estimates, are recorded in the period in which the related services are rendered.

    LOSS AND LOSS ADJUSTMENT EXPENSE RESERVES

    The estimated liabilities for loss and loss adjustment expenses relate to the Company's workers' compensation business and include the accumulation of estimates for losses and claims reported prior to the balance sheet dates, estimates (based upon historical information) of claims incurred but not reported and estimates of expenses for investigating and adjusting all incurred and unadjusted claims. Amounts reported are estimates of the ultimate net cost of settlement which is subject to the impact of future changes in economic and social conditions. Such amounts are not discounted for interest. Reserves are continually monitored and reviewed, and as settlements are made or reserves adjusted, differences are reflected in current operations. The current portion of loss and loss adjustment expense reserves relates to the portion of such reserves which management expects to pay within one year.

    RESERVES FOR FUTURE POLICY BENEFITS

    The estimated reserves for future policy benefits relate to the life and disability business. Reserves for future extended benefit coverage are based on projections of past experience. Reserves for future policy and contract benefits for certain long-term disability products and group paid-up life products are based upon interest, mortality and morbidity assumptions from published actuarial tables, modified based upon the Company's experience. Reserves are continually monitored and reviewed, and as settlements are made or reserves adjusted, differences are reflected in current operations. The current portion of reserves for future policy benefits relates to the portion of such reserves which management expects to pay within one year.

    POSTRETIREMENT BENEFITS

    The Company currently provides certain health care and life insurance benefits to eligible retirees and their dependents under plans administered by the Company. The Company accrues the estimated costs of retiree health and other postretirement benefits during the periods in which eligible employees render service to earn the benefits.

                         WELLPOINT HEALTH NETWORKS INC.

3.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
    INCOME TAXES

    Beginning in 1996, the Company filed a consolidated income tax return with its subsidiaries. For 1995, the operating results of Old WellPoint were included in the consolidated income tax returns filed by BCC. The income tax provision for 1995 was calculated separately for the Company without the benefit of any special tax provisions applicable to BCC or its other subsidiaries. The Company's provision for income taxes reflects the current and future tax consequences of all events that have been recognized in the financial statements as measured by the provision of currently enacted tax laws and rates applicable to future periods.

    RECOGNITION OF PREMIUM REVENUE AND MANAGEMENT SERVICES REVENUE

    For most health care and life insurance contracts, premiums are billed in advance of coverage periods and are recognized as revenue over the period in which services or benefits are obligated to be provided. For other contracts, revenue is recognized based on claims paid, estimated outstanding claims and related administrative fees. Premium revenue is adjusted by a provision for experience rated refunds, which are estimated for certain group contracts based on historical and current claims experience.

    Workers' compensation insurance premiums are based upon the payroll of the employer. Premiums are earned on a pro rata basis over the term of the policy, generally one year. The ultimate premiums on retrospectively rated policies are estimated and, if necessary, adjusted for current claims experience.

    Premiums applicable to the unexpired contractual coverage periods are reflected in the accompanying consolidated balance sheets as unearned premiums.

    Management services revenue is earned as services are performed and consists of administrative fees for services provided to third parties, including management of medical services, claims processing and access to provider networks.

    HEALTH CARE SERVICES AND OTHER BENEFITS

    Health care services and other benefits expense includes the costs of health care services, capitation expenses and expenses related to risk-sharing agreements with participating physicians, medical groups and hospitals and incurred losses on the workers' compensation, disability and life products. The costs of health care services are accrued as services are rendered, including an estimate for claims incurred but not yet reported.

    ADVERTISING COSTS

    The Company uses print and broadcast advertising to promote its products. The cost of advertising is expensed as incurred and totaled approximately $36.6 million, $34.8 million and $21.2 million for the years ended December 31, 1997, 1996 and 1995, respectively.

    EARNINGS PER SHARE

    The Company has adopted Statement of Financial Accounting Standards No. 128, "Earnings Per Share," effective for fiscal years ending on or after December 31, 1997. Earnings per share are now presented in a dual format, computed both including and excluding the impact of common stock equivalents. Prior year information has been restated in order to provide comparable disclosure.

                         WELLPOINT HEALTH NETWORKS INC.

3.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

4.  INVESTMENTS

    INVESTMENT SECURITIES

    The Company's investment securities consist of the following (in thousands):

                                                             DECEMBER 31, 1997
                                              ------------------------------------------------
                                                              GROSS UNREALIZED
                                               AMORTIZED    --------------------   ESTIMATED
                                                  COST        GAINS     LOSSES     FAIR VALUE
                                              ------------  ---------  ---------  ------------
U.S. Treasury and agency....................  $    384,250  $   2,361  $     299  $    386,312
Mortgage-backed securities..................       721,816      8,370      2,229       727,957
Corporate and other securities..............     1,248,984     14,679      5,784     1,257,879
                                              ------------  ---------  ---------  ------------
  Total debt securities.....................     2,355,050     25,410      8,312     2,372,148

Equity and other investments................       206,616      8,411     34,400       180,627
                                              ------------  ---------  ---------  ------------
    Total investment securities.............  $  2,561,666  $  33,821  $  42,712  $  2,552,775
                                              ------------  ---------  ---------  ------------
                                              ------------  ---------  ---------  ------------

                                                             DECEMBER 31, 1996
                                              ------------------------------------------------
                                                              GROSS UNREALIZED
                                               AMORTIZED    --------------------   ESTIMATED
                                                  COST        GAINS     LOSSES     FAIR VALUE
                                              ------------  ---------  ---------  ------------
U.S. Treasury and agency....................  $    831,497  $     578  $  14,558  $    817,517
Mortgage-backed securities..................       154,249        433      2,751       151,931
Corporate and other securities..............       650,788      3,309      3,559       650,538
                                              ------------  ---------  ---------  ------------
  Total debt securities.....................     1,636,534      4,320     20,868     1,619,986

Equity and other investments................       109,955      2,519      4,155       108,319
                                              ------------  ---------  ---------  ------------
    Total investment securities.............  $  1,746,489  $   6,839  $  25,023  $  1,728,305
                                              ------------  ---------  ---------  ------------
                                              ------------  ---------  ---------  ------------

    The amortized cost and estimated fair value of debt securities as of December 31, 1997, based on contractual maturity dates are summarized below (in thousands). Expected maturities for mortgage-

                         WELLPOINT HEALTH NETWORKS INC.

4.  INVESTMENTS (CONTINUED)
backed securities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

                                                                     AMORTIZED     ESTIMATED
                                                                        COST       FAIR VALUE
                                                                    ------------  ------------
Due in one year or less...........................................  $    128,499  $    127,395
Due after one year through five years.............................       866,409       870,574
Due after five years through ten years............................       764,562       770,004
Due after ten years...............................................       595,580       604,175
                                                                    ------------  ------------
  Total debt securities...........................................  $  2,355,050  $  2,372,148
                                                                    ------------  ------------
                                                                    ------------  ------------

    For the years ended December 31, 1997, 1996 and 1995, proceeds from the sales and maturities of debt securities were $1,595.7 million, $647.5 million and $1,253.0 million, respectively. Gross gains of $9.6 million and gross losses of $7.2 million were realized on the sales of debt securities for the year ended December 31, 1997. For 1996, gross realized gains and gross realized losses from sales of debt securities were $2.3 million and $3.0 million, respectively. In 1995, gross realized gains and gross realized losses from sales of debt securities were $2.2 million and $5.2 million, respectively.

    For the years ended December 31, 1997, 1996 and 1995, proceeds from the sales of equity securities were $413.7 million, $333.0 million and $204.3 million, respectively. Gross gains of $68.5 million and gross losses of $6.5 million were realized on the sales of equity securities in 1997. For 1996, gross realized gains and gross realized losses on the sales of equity securities were $19.1 million and $2.5 million, respectively. In 1995, gross realized gains and gross realized losses on the sales of equity securities were $21.1 million and $2.7 million, respectively.

    Securities on loan under its securities lending program are included in the Company's cash and investment portfolio shown on the accompanying consolidated balance sheets. Under this program, broker/ dealers are required to deliver substantially the same security to the Company upon completion of the transaction. The balance of securities on loan as of December 31, 1997 and 1996 was $499.3 million and $691.5 million, respectively, and income earned on security lending transactions for the years ended December 31, 1997, 1996 and 1995 was $2.0 million, $2.2 million and $1.2 million, respectively.

    LONG-TERM INVESTMENTS

    The Company's long-term investments consist of the following (in thousands):

                                                             DECEMBER 31, 1997
                                              ------------------------------------------------
                                                              GROSS UNREALIZED
                                               AMORTIZED    --------------------   ESTIMATED
                                                  COST        GAINS     LOSSES     FAIR VALUE
                                              ------------  ---------  ---------  ------------
U.S. Treasury and agency securities.........  $     92,957  $     214  $  --      $     93,171
Equity and other investments................         9,648     --         --             9,648
                                              ------------  ---------  ---------  ------------
    Total long-term investments.............  $    102,605  $     214  $  --      $    102,819
                                              ------------  ---------  ---------  ------------
                                              ------------  ---------  ---------  ------------

                         WELLPOINT HEALTH NETWORKS INC.

4.  INVESTMENTS (CONTINUED)

                                                             DECEMBER 31, 1996
                                              ------------------------------------------------
                                                              GROSS UNREALIZED
                                               AMORTIZED    --------------------   ESTIMATED
                                                  COST        GAINS     LOSSES     FAIR VALUE
                                              ------------  ---------  ---------  ------------
U.S. Treasury and agency securities.........  $     93,718  $      23  $     389  $     93,352
Corporate and other securities..............           228     --             16           212
                                              ------------  ---------  ---------  ------------
  Total debt securities.....................        93,946         23        405        93,564

Equity and other investments................        30,367     --         --            30,367
                                              ------------  ---------  ---------  ------------
    Total long-term investments.............  $    124,313  $      23  $     405  $    123,931
                                              ------------  ---------  ---------  ------------
                                              ------------  ---------  ---------  ------------

    At December 31, 1997, the Company's debt securities have contractual maturity dates: due in one year or less, amortized cost of $26.7 million and market value of $26.8 million and due after one year and through five years, amortized cost of $66.2 million and market value of $66.4 million.

    In 1997 and 1996, the Company owned an interest in the stock of Health Partners, Inc. ("HPI") which was accounted for under the equity method. In October 1997, HPI entered into a business combination with FPA Medical Management, Inc. ("FPA"), a publicly traded company, which was accounted for as a pooling of interests. As a result of the transaction, the Company exchanged its HPI stock for FPA stock and recognized a gain of $30.3 million at the date of the transaction. At December 31, 1997, the Company's investment in FPA is held in its investment portfolio at estimated fair value. Fluctuation in the market price of FPA since the date of the transaction is reflected in stockholders' equity, net of tax.

5.  RECEIVABLES, NET

    Receivables consist of the following (in thousands):

                                                                             DECEMBER 31,
                                                                        ----------------------
                                                                           1997        1996
                                                                        ----------  ----------
Premiums receivable...................................................  $  357,814  $  301,897
Investment income and other receivables...............................     212,227     121,060
                                                                        ----------  ----------
                                                                           570,041     422,957
Less allowance for doubtful accounts..................................      32,587      21,657
                                                                        ----------  ----------
Receivables, net......................................................  $  537,454  $  401,300
                                                                        ----------  ----------
                                                                        ----------  ----------

                         WELLPOINT HEALTH NETWORKS INC.

6.  PROPERTY AND EQUIPMENT, NET

    Property and equipment, at cost, consist of the following (in thousands):

                                                                             DECEMBER 31,
                                                                        ----------------------
                                                                           1997        1996
                                                                        ----------  ----------
Furniture and fixtures................................................  $   48,715  $   37,869
Equipment.............................................................     154,878     109,302
Leasehold improvements................................................      32,227      24,486
                                                                        ----------  ----------
                                                                           235,820     171,657
Less accumulated depreciation and amortization........................     120,627      88,937
                                                                        ----------  ----------
Property and equipment, net...........................................  $  115,193  $   82,720
                                                                        ----------  ----------
                                                                        ----------  ----------

    Depreciation and amortization expense for the years ended December 31, 1997, 1996 and 1995 was $33.2 million, $19.9 million and $16.3 million, respectively.

7.  LONG-TERM DEBT

    NOTES PAYABLE

    In connection with the MMHD acquisition, the Company issued a Series A term note for $62.0 million on March 31, 1996. At December 31, 1997 and 1996, $20 million was outstanding under this note. The Series A note will mature on March 31, 1999. Interest is paid quarterly and the interest rate is equal to the Company's average cost on the revolving credit facility, as described below.

    REVOLVING CREDIT FACILITY

    In May 1996, the Company entered into an agreement with a consortium of financial institutions for a five-year revolving credit facility to provide a line of credit up to $1.25 billion. In May 1996, $775.0 million was drawn on this facility for the payment of a special dividend to the stockholders of Old WellPoint in connection with the Recapitalization. In April 1997 the Company amended this facility to decrease the maximum amount which could be borrowed to $1.0 billion. The facility expires as of May 15, 2002, although it may be extended for an additional one-year period under certain circumstances. At December 31, 1997 and 1996, $368.0 million and $555.0 million, respectively, was outstanding under this facility.

    The agreement provides for interest on committed advances at rates determined by reference to the bank's base rate or to the London Interbank Offered Rate ("LIBOR") plus a margin determined by reference to the Company's leverage ratio (as defined in the credit agreement) or the then-current rating of the Company's unsecured long-term debt by specified rating agencies. Interest is determined using whichever of these methods is the most favorable to the Company (6.1% at December 31, 1997). Borrowings under the credit facility are made on a committed basis or pursuant to an auction-bid process. A facility fee based on the facility amount, regardless of utilization, is payable quarterly. The facility fee rate is also determined by the unsecured debt ratings or the leverage ratio of the Company.

    SUBORDINATED DEBT

    In November, 1996, the Company entered into a subordinated term loan agreement with a bank for a $200 million two-year unsecured subordinated term loan facility, maturing on December 31, 1998. The

                         WELLPOINT HEALTH NETWORKS INC.

7.  LONG-TERM DEBT (CONTINUED)
agreement provided for interest at rates determined by reference to the bank's base rate or to the LIBOR plus a margin determined by reference to the Company's leverage ratio or the then-current rating of the Company's unsecured long-term debt by specified rating agencies. Interest was determined using whichever of these methods was the most favorable to the Company and was paid quarterly. On December 30, 1996, the Company borrowed $50 million in order to meet increased capital requirements of the BCBSA, which borrowing was outstanding on December 31, 1996. All amounts outstanding under the subordinated term loan agreement were repaid as of April 1997, and the agreement has expired.

    In July 1996, the Company filed a registration statement relating to the issuance of $1.0 billion of senior or subordinated unsecured indebtedness. As of December 31, 1997, no indebtedness had been issued pursuant to this registration statement.

    MATURITIES

    At December 31, 1997, the Company's long-term debt maturities are as follows: 1998--zero; 1999-- $20 million; 2000--zero; 2001--zero; 2002--$368 million.

    DEBT COVENANTS

    The Company's revolving credit facility requires the maintenance of certain financial ratios and contains other restrictive covenants, including restrictions on the occurrence of additional indebtedness and the granting of certain liens, limitations on acquisitions and investments and limitations on changes in control. As of December 31, 1997, the Company was in compliance with the requirements outlined in these agreements.

    INTEREST RATE SWAPS

    During the third quarter of 1996, the Company entered into three interest rate swap agreements to manage interest costs and risks associated with changing interest rates. These agreements effectively convert underlying variable-rate debt (weighted average rate for 1997 of 6.1%) into fixed-rate debt (weighted average rate for 1997 of 6.9%). The agreements mature at various dates through 2006. As of December 31, 1997 and 1996, the total notional amount outstanding under the three agreements was $400.0 million. The interest rate swap agreements subject the Company to financial risk that will vary during the life of this agreement in relation to market interest rates. The Company does not anticipate any material adverse effect on its financial position or results of operations resulting from its involvement in these agreements, nor does it anticipate non-performance by any of its counterparties. The weighted average interest rate for the year ended December 31, 1997, including the facility and other fees and the effect of the interest rate swaps, was 7.45%.

    INTEREST PAID

    Interest paid on long-term debt for the years ended December 31, 1997 and 1996 was $38.9 million and $30.3 million, respectively. No interest was paid for the year ended December 31, 1995.

                         WELLPOINT HEALTH NETWORKS INC.

8.  INCOME TAXES

    The components of the provision (benefit) for income taxes are as follows (in thousands):

                                                                YEAR ENDED DECEMBER 31,
                                                           ----------------------------------
                                                              1997        1996        1995
                                                           ----------  ----------  ----------
Current:
  Federal................................................  $  104,258  $  129,317  $  111,814
  State..................................................      28,491      30,530      28,957
                                                           ----------  ----------  ----------
                                                              132,749     159,847     140,771
                                                           ----------  ----------  ----------
Deferred:
  Federal................................................      20,384     (17,813)    (14,998)
  State..................................................       1,658      (4,528)     (2,975)
                                                           ----------  ----------  ----------
                                                               22,042     (22,341)    (17,973)
                                                           ----------  ----------  ----------
Provision for income taxes...............................  $  154,791  $  137,506  $  122,798
                                                           ----------  ----------  ----------
                                                           ----------  ----------  ----------

    The overall effective tax rate differs from the statutory federal tax rate as follows (percent of pretax income):

                                                                             YEAR ENDED DECEMBER 31,
                                                                         -------------------------------
                                                                           1997       1996       1995
                                                                         ---------  ---------  ---------
Tax provision based on the federal statutory rate......................       35.0%      35.0%      35.0%
State income taxes, net of federal benefit.............................        5.1        5.0        5.6
Tax exempt income......................................................       (0.6)      (1.0)      (1.3)
Non-deductible expenses................................................        0.5        1.6        0.8
Other, net.............................................................        0.5       (0.1)       0.5
                                                                               ---        ---        ---
Effective tax rate.....................................................       40.5%      40.5%      40.6%
                                                                               ---        ---        ---
                                                                               ---        ---        ---

                         WELLPOINT HEALTH NETWORKS INC.

8.  INCOME TAXES (CONTINUED)
    Net deferred tax assets are comprised of the following (in thousands):

                                                                             DECEMBER 31,
                                                                        ----------------------
                                                                           1997        1996
                                                                        ----------  ----------
Gross deferred tax assets:
  Market valuation on investment securities...........................  $    5,004  $    5,536
  Vacation and holiday accruals.......................................       7,986       7,046
  Incurred claim reserve discounting..................................      21,686      16,255
  Provision for doubtful accounts.....................................      15,733      13,665
  Unearned premium reserve............................................      14,479      11,583
  State income taxes..................................................       9,893       9,316
  Postretirement benefits.............................................      26,033      25,073
  Policyholder dividends..............................................      --             796
  Deferred gain on building...........................................       8,867      10,748
  Deferred compensation...............................................       8,555       6,182
  Expenses not currently deductible...................................      44,615      21,450
  Intangible asset impairment.........................................       8,189       9,263
  Other, net..........................................................       5,460       3,972
                                                                        ----------  ----------
    Total gross deferred tax assets...................................     176,500     140,885
                                                                        ----------  ----------
Gross deferred tax liabilities:
  Depreciation and amortization.......................................     (11,382)     (6,972)
  Bond discount and basis differences.................................     (20,895)     (7,146)
  Other, net..........................................................      (2,003)     (1,790)
                                                                        ----------  ----------
    Total gross deferred tax liabilities..............................     (34,280)    (15,908)
                                                                        ----------  ----------
Net deferred tax assets...............................................  $  142,220  $  124,977
                                                                        ----------  ----------
                                                                        ----------  ----------

    Management believes that the deferred tax assets listed above are fully recoverable and, accordingly, no valuation allowance has been recorded. Expenses not currently deductible include various financial statement charges and expenses that will be deductible for income tax purposes in future periods.

    In 1995, in accordance with the tax allocation agreement among BCC and certain subsidiaries of BCC (including the Company and its subsidiaries), a portion of BCC's consolidated alternative minimum tax ("AMT") credit was allocated to the Company based on the respective tax liabilities in the years that the AMT credits were utilized in the consolidated federal income tax return. The tax benefits associated with the AMT credits were reflected as capital contributions from BCC based on the Company's contribution to consolidated taxable income. An AMT credit of $43.7 million was reflected as a capital contribution in 1994 and was received in 1995.

    Income taxes paid for the years ended December 31, 1997, 1996 and 1995 were $121.2 million, $90.0 million and $79.0 million, respectively.

                         WELLPOINT HEALTH NETWORKS INC.

9.  PENSION AND POSTRETIREMENT BENEFITS

    The BCC pension and postretirement plans were assumed by the Company as a result of the Recapitalization in 1996.

    PENSION BENEFITS

    The Company covers substantially all employees through two non-contributory defined benefit pension plans. One plan covers bargaining unit employees, while the second plan, which was established on January 1, 1987, covers all eligible exempt and administrative employees meeting certain age and employment requirements. Plan assets are invested primarily in pooled income funds. The Company's policy is to fund its plans according to the applicable Employee Retirement Income Security Act of 1974 and income tax regulations. The Company uses the unit credit method of cost determination.

    The funded status of the plans is as follows:

                                                        NON-BARGAINING          BARGAINING
                                                        UNIT EMPLOYEES        UNIT EMPLOYEES
                                                         DECEMBER 31,          DECEMBER 31,
                                                     --------------------  --------------------
                                                       1997       1996       1997       1996
                                                     ---------  ---------  ---------  ---------
                                                               (DOLLARS IN THOUSANDS)
Actuarial present value of projected benefit
  obligations:
  Vested...........................................  $  45,904  $  34,704  $   9,106  $   7,962
  Non-vested.......................................      3,834      2,546         80         72
                                                     ---------  ---------  ---------  ---------
Accumulated benefit obligation.....................     49,738     37,250      9,186      8,034
Provision for future salary increases..............      3,866      2,798        764        550
                                                     ---------  ---------  ---------  ---------
Projected benefit obligation.......................     53,604     40,048      9,950      8,584
Less plan assets at fair value.....................     45,603     35,712      9,570      9,111
                                                     ---------  ---------  ---------  ---------
Projected benefit obligation in excess of (less
  than) plan assets................................      8,001      4,336        380       (527)
Unrecognized prior service benefit.................       (567)        91        156        204
Unrecognized net loss..............................     (6,860)    (4,842)    (1,776)      (956)
Unrecognized net transition asset..................     --         --         --             15
Adjustment to recognize minimum liability..........      3,561      1,953     --         --
                                                     ---------  ---------  ---------  ---------
Accrued pension liability (asset)..................  $   4,135  $   1,538  $  (1,240) $  (1,264)
                                                     ---------  ---------  ---------  ---------
                                                     ---------  ---------  ---------  ---------

MAJOR ASSUMPTIONS:
  Discount rate....................................       7.25%      7.75%      7.25%      7.75%
  Rate of increase in compensation levels..........       5.50%      5.50%      5.50%      5.50%
  Expected long-term rate of return on plan
    assets.........................................       8.50%      8.50%      8.50%      8.50%

                         WELLPOINT HEALTH NETWORKS INC.

9.  PENSION AND POSTRETIREMENT BENEFITS (CONTINUED)
    Net periodic pension expense (benefit) for the Company's defined benefit pension plans includes the following components:

                                    NON-BARGAINING UNIT EMPLOYEES   BARGAINING UNIT EMPLOYEES YEAR
                                       YEAR ENDED DECEMBER 31,            ENDED DECEMBER 31,
                                   -------------------------------  -------------------------------
                                     1997       1996       1995       1997       1996       1995
                                   ---------  ---------  ---------  ---------  ---------  ---------
                                                            (IN THOUSANDS)
Service cost--benefits earned
  during the year................  $   6,347  $   4,143  $   3,084  $     163  $     108  $      76
Interest cost on projected
  benefits obligations...........      3,675      2,896      2,402        678        642        589
Actual return on plan assets.....     (5,538)    (3,723)    (5,417)      (750)      (956)    (1,062)
Net amortization and deferral....      2,548      1,754      3,878        (67)       266        342
                                   ---------  ---------  ---------  ---------  ---------  ---------
Net periodic pension expense
  (benefit)......................  $   7,032  $   5,070  $   3,947  $      24  $      60  $     (55)
                                   ---------  ---------  ---------  ---------  ---------  ---------
                                   ---------  ---------  ---------  ---------  ---------  ---------

    For the year ended December 31, 1997, the pension expense was $7.1 million. Prior to the Recapitalization in 1996, BCC allocated pension expense to Old WellPoint based on the number of employees. Management believed this to be a reasonable and appropriate method of allocation. For the years ended December 31, 1996 and 1995, the pension expense was $5.1 million and $3.6 million, respectively.

    The Company has a Salary Deferral (401(k)) Savings Program (the "401(k) Plan"). Employees over 18 years of age are eligible to participate in the Plan if they meet certain length of service requirements. Under this plan, employees may contribute a percentage of their pre-tax earnings to the 401(k) Plan. After one year of service, employee contributions up to 6% are matched by an employer contribution equal to 75% of the employee's contribution. Matching contributions are immediately vested. Effective January 1, 1997, 25% of the employer contribution was in the Company's common stock. The employer contribution is 85% for employees with ten to nineteen years of service as of January 1, 1997 and 100% for employees with twenty years or more of service as of such date. Company expense related to the 401(k) Plan totaled $11.8 million, $8.2 million and $6.1 million for the years ended December 31, 1997, 1996 and 1995, respectively.

    POSTRETIREMENT BENEFITS

    The Company provides certain health care and life insurance benefits to eligible retirees and their dependents. Employees acquired as a result of the MMHD acquisition and all employees hired after January 1, 1997 are not covered under the Company's postretirement benefit plan. All other Company employees are fully eligible for retiree benefits upon attaining 10 years of service and a minimum age of 55. The plan in effect for those retiring prior to September 1, 1994 provides for Company-paid life insurance for all retirees based on age and a percent of salary. In addition, the majority of retirees age 62 or greater receive fully paid health benefit coverage for themselves and their dependents. For employees retiring on or after September 1, 1994, the Company currently subsidizes health benefit coverage based on the retiree's years of service at retirement and date of hire. Life insurance benefits for retirees hired on or after May 1, 1992 are set at $10,000 upon retirement and are reduced to $5,000 at age 70.

                         WELLPOINT HEALTH NETWORKS INC.

9.  PENSION AND POSTRETIREMENT BENEFITS (CONTINUED)
    The accumulated postretirement benefit obligation ("APBO") and the accrued postretirement benefits as of December 31, 1997 and 1996 are as follows (in thousands):

                                                                              DECEMBER 31,
                                                                          --------------------
                                                                            1997       1996
                                                                          ---------  ---------
Actives not eligible....................................................  $  29,545  $  23,312
Actives fully eligible..................................................        252        221
Retirees and dependents.................................................     24,890     24,333
                                                                          ---------  ---------
Accumulated postretirement benefits obligation..........................     54,687     47,866
Unrecognized net gain from accrued postretirement benefit cost..........      9,204     13,220
                                                                          ---------  ---------
Accrued postretirement benefits.........................................  $  63,891  $  61,086
                                                                          ---------  ---------
                                                                          ---------  ---------

    The above actuarially determined APBO was calculated using discount rates of 7.25% and 7.75% as of December 31, 1997 and 1996, respectively. The medical trend rate is assumed to decline gradually from 12% (under age 65) and 10% (age 65 and over) to 6% by the year 2002. These estimated trend rates are subject to change in the future. The medical trend rate assumption has a significant effect on the amounts reported. For example, an increase in the assumed health care trend rates of one percent in each year would increase the APBO as of December 31, 1997 by $7.8 million and would increase service and interest costs by $1.0 million. For life insurance benefit calculations, a compensation increase of 5.5% was assumed.

    Net periodic postretirement benefit cost includes the following components (in thousands):

                                                                            DECEMBER 31,
                                                                   -------------------------------
                                                                     1997       1996       1995
                                                                   ---------  ---------  ---------
Service cost.....................................................  $   1,980  $   2,047  $   1,691
Interest cost....................................................      3,783      3,490      3,216
Net amortization and deferral....................................       (621)      (438)    --
                                                                   ---------  ---------  ---------
Net periodic postretirement benefit cost.........................  $   5,142  $   5,099  $   4,907
                                                                   ---------  ---------  ---------
                                                                   ---------  ---------  ---------

10.  COMMON STOCK

    STOCK OPTION PLANS

    In 1996 the Company adopted its Employee Stock Option Plan (the "Employee Option Plan"). In May 1996, all eligible employees were granted options to purchase common stock under the Employee Option Plan. The exercise price of options granted under the Employee Option Plan is the fair market value of the Common Stock on the day of the grant. Each option granted has a maximum term of ten years. The options granted in 1997 and 1996 vest ratably over a three-year period. The maximum number of shares of Common Stock issuable under the Employee Option Plan is 2.0 million shares, subject to adjustment for certain changes in the Company's capital structure.

    In 1996, the Company also implemented its Stock Option/Award Plan (the "Stock Option/Award Plan") for key employees, officers and directors. The exercise price per share is fixed by the committee appointed by the Board of Directors to administer the Stock Option/Award Plan, but for any incentive stock option, the exercise price will not be less than the fair market value on the date of grant. The number

                         WELLPOINT HEALTH NETWORKS INC.

10.  COMMON STOCK (CONTINUED)
of shares that may be issued under the Stock Option/Award Plan will not exceed
5.0 million shares, subject to adjustment in accordance with the terms of the plan. The maximum term for an option is ten years. Options granted will vest in accordance with the terms of each grant. The Stock Option/Award Plan also allows the grant or award of restricted stock, performance units, phantom stock and stock appreciation rights.

    The following summarizes activity in the Company's stock option plans for the year ended December 31, 1997 and 1996:

                                                                                  WEIGHTED
                                                                                   AVERAGE
                                                                                  EXERCISE
                                                                                    PRICE
                                                                      SHARES      PER SHARE
                                                                    ----------  -------------
Outstanding at January 1, 1996....................................      --        $  --
Granted...........................................................   3,273,089        39.27
Canceled..........................................................    (108,093)       39.68
Exercised.........................................................      --           --
                                                                    ----------
Outstanding at December 31, 1996..................................   3,164,996        39.26
Granted...........................................................   1,698,327        36.13
Canceled..........................................................    (572,511)       37.76
Exercised.........................................................    (192,089)       39.61
                                                                    ----------
Outstanding at December 31, 1997..................................   4,098,723        38.12
                                                                    ----------
                                                                    ----------
Exercisable at:
December 31, 1996.................................................     135,548        39.68
December 31, 1997.................................................   1,077,221        39.32

    The options outstanding at December 31, 1997 have exercise prices ranging from $25.16 to $60.20 per share.

                                 OPTIONS OUTSTANDING                     OPTIONS EXERCISABLE
                  -------------------------------------------------  ----------------------------
  ACTUAL RANGE      NUMBER      WEIGHTED AVERAGE       WEIGHTED        NUMBER        WEIGHTED
  OF EXERCISE     OUTSTANDING       REMAINING           AVERAGE      OUTSTANDING      AVERAGE
     PRICES       AT 12/31/97   CONTRACTUAL LIFE    EXERCISE PRICE   AT 12/31/97  EXERCISE PRICE
----------------  -----------  -------------------  ---------------  -----------  ---------------
  $25.16-35.27     1,415,854              9.1          $   33.06         39,245      $   30.10
  $36.67-56.06     2,682,369              7.8          $   40.79      1,037,976      $   39.67
  $60.20-60.20           500              9.7          $   60.20         --             --
                  -----------                                        -----------
                   4,098,723              8.2          $   38.12      1,077,221      $   39.32
                  -----------                                        -----------
                  -----------                                        -----------

    STOCK PURCHASE PLAN

    On May 18, 1996, the Company's stockholders approved the Company's Employee Stock Purchase Plan (the "ESPP"). The ESPP allows eligible employees to purchase Common Stock at the lower of 85% of the market price of the stock at the beginning or end of each offering period. The aggregate amount of common stock that may be issued pursuant to the ESPP shall not exceed 400,000 shares, subject to adjustment pursuant to the terms of the ESPP. As of December 31, 1997 and 1996, approximately 50,700

                         WELLPOINT HEALTH NETWORKS INC.

10.  COMMON STOCK (CONTINUED)
and 43,000 shares of common stock were purchased under the ESPP at a purchase price of $29.22 and $22.53 per share, respectively. Through 1997, shares issued under the ESPP are generally subject to a one-year holding period. The Company maintains the right to repurchase shares held in escrow upon termination of the employee. Beginning in 1998, newly issued shares are no longer subject to such holding period.

    SFAS 123 DISCLOSURE

    In accordance with the provisions of SFAS No. 123, the Company applies APB Opinion No. 25 and related interpretations in accounting for its stock option plans and, accordingly, does not recognize compensation cost. If the Company had elected to recognize the compensation cost based on the fair value of the options granted at grant date as prescribed by SFAS No. 123, net income and earnings per share for the years ended December 31, 1997 and 1996 would have been reduced to the pro forma amounts indicated in the table which follows:

                                                                               1997       1996
                                                                             ---------  ---------
                                                                             (IN MILLIONS, EXCEPT
                                                                              PER SHARE AMOUNTS)
Net income--as reported....................................................  $   227.4  $   202.0
Net income--pro forma......................................................  $   218.2  $   190.9
Earnings per share--as reported............................................  $    3.30  $    3.04
Earnings per share--pro forma..............................................  $    3.17  $    2.87
Earnings per share assuming full dilution--as reported.....................  $    3.27  $    3.04
Earnings per share assuming full dilution--pro forma.......................  $    3.14  $    2.87

                                                                              1997
                                                                    -------------------------
                                                                     OFFICERS     EMPLOYEES
                                                                    -----------  ------------
ASSUMPTIONS
Expected dividend yield...........................................      --            --
Risk-free interest rate...........................................        6.26%         6.13%
Expected stock price volatility...................................       37.00%        37.00%
Expected life of options..........................................   five years   three years

                                                                              1996
                                                                    -------------------------
                                                                     OFFICERS     EMPLOYEES
                                                                    -----------  ------------
ASSUMPTIONS
Expected dividend yield...........................................      --            --
Risk-free interest rate...........................................        6.40%         6.21%
Expected stock price volatility...................................       35.68%        37.16%
Expected life of options..........................................   five years   three years

    The above pro forma disclosures may not be representative of the effects on reported pro forma net income for future years. The weighted average fair value of options granted during 1997 and 1996 is $13.72 and $15.74 per share, respectively.

                         WELLPOINT HEALTH NETWORKS INC.

11.  EARNINGS PER SHARE

    In accordance with Statement of Financial Accounting Standards No. 128, the following is an illustration of the dilutive effect of the Company's common stock equivalents on earnings per share ("EPS"). There were no antidilutive securities for each of the three periods presented.

                                                                YEAR ENDED DECEMBER 31,
                                                           ----------------------------------
                                                              1997        1996        1995
                                                           ----------  ----------  ----------
                                                                 (IN THOUSANDS, EXCEPT
                                                                  EARNINGS PER SHARE)
Net Income...............................................  $  227,409  $  202,002  $  179,989

Weighted average shares outstanding......................      68,811      66,433      66,367
Net effect of dilutive stock options.....................         651      --          --
                                                           ----------  ----------  ----------
Fully diluted weighted average shares outstanding........      69,462      66,433      66,367
                                                           ----------  ----------  ----------
                                                           ----------  ----------  ----------
Earnings Per Share.......................................  $     3.30  $     3.04  $     2.71
                                                           ----------  ----------  ----------
                                                           ----------  ----------  ----------
Earnings Per Share Assuming Full Dilution................  $     3.27  $     3.04  $     2.71
                                                           ----------  ----------  ----------
                                                           ----------  ----------  ----------

    The number of shares outstanding for the year ended December 31, 1995 has been calculated using 66.4 million shares, the number of shares outstanding immediately following the Recapitalization, to give effect to the two-for-three share exchange that occurred as part of the Recapitalization. For the year ended December 31, 1996, has been calculated using such 66.4 million shares, plus the weighted average number of shares issued since the Recapitalization.

12.  LEASES

    Effective January 1, 1996, the Company entered into a new lease agreement for a 24-year period for its corporate headquarters, expiring in December 2019, with two options to extend the term for up to two additional five-year terms. In addition to base rent, beginning in January 1997, the Company must pay a contingent amount based upon annual changes in the consumer price index. In 1996, the Company paid $30 million to the owner of the building in connection with the new lease agreement. This prepayment is being amortized on a straight-line basis over the life of the new lease.

    The Company's other lease terms range from one to twenty-two years with certain options to renew. Certain lease agreements provide for escalation of payments which are based on fluctuations in certain published cost-of-living indices.

                         WELLPOINT HEALTH NETWORKS INC.

12.  LEASES (CONTINUED)
    Future minimum rental payments under operating leases utilized by the Company having initial or remaining noncancellable lease terms in excess of one year at December 31, 1997 are as follows:

                                                                                 YEAR ENDING
                                                                                 DECEMBER 31,
                                                                                --------------
                                                                                (IN THOUSANDS)
1998..........................................................................   $     35,373
1999..........................................................................         35,462
2000..........................................................................         31,340
2001..........................................................................         26,197
2002..........................................................................         16,250
Thereafter....................................................................        257,123
                                                                                --------------
    Total payments required...................................................   $    401,745
                                                                                --------------
                                                                                --------------

    Rental expense for the years ended December 31, 1997, 1996 and 1995 for all operating leases was $34.8 million, $18.3 million and $18.7 million, respectively. Contingent rentals included in the above rental expense for the years ended December 31, 1997 and 1995 were $0.3 million and $2.0 million, respectively. There were no contingent rentals for the year ended December 31, 1996.

13.  RELATED PARTY TRANSACTIONS

    Prior to the Recapitalization in May 1996, and pursuant to the Administrative Services and Product Marketing Agreement by BCC and Old WellPoint, BCC provided office space and certain administrative and support services, including computerized data processing and management information systems, telecommunications systems and other management services to the Company. These expenses were allocated to and paid by the Company in an amount equal to the direct and indirect costs and expenses incurred in furnishing these services. In addition, the Company provided services to BCC which included health plan services, claims processing related to such plans, other financial management services and provider contracting (excluding hospitals and other institutional health care providers), which were reimbursed on a basis that approximated cost. Management of both the Company and BCC considered the allocation methodologies and cost approximations to be reasonable and appropriate.

    Intercompany charges between the Company and BCC for the respective periods prior to the Recapitalization are as follows:

                                                                      JANUARY 1    YEAR ENDED
                                                                     TO MAY 20,   DECEMBER 31,
                                                                        1996          1995
                                                                     -----------  ------------
                                                                          (IN THOUSANDS)
Services provided by BCC...........................................   $  13,601    $   17,418
Services provided to BCC...........................................      (3,931)      (11,592)
                                                                     -----------  ------------
Net intercompany charges included in general and administrative
  expense..........................................................   $   9,670    $    5,826
                                                                     -----------  ------------
                                                                     -----------  ------------

    As required by the DOC prior to the Recapitalization, non-contract provider services under the Company and BCC's jointly marketed Prudent Buyer and Medicare supplement products were required to be provided by BCC, and revenues attributable to such non-contract provider services were, therefore, not

                         WELLPOINT HEALTH NETWORKS INC.

13.  RELATED PARTY TRANSACTIONS (CONTINUED)
included in the Company's consolidated financial statements prior to May 20, 1996. BCC recorded a portion of premium revenue for these products based on the estimated cost of providing these non-contract provider health care services, plus an underwriting margin equal to the greater of 2.0% or the average percentage of underwriting gain among member plans of the BCBSA (which included
BCC). For the period January 1, 1996 through May 20, 1996, the underwriting margin was estimated at 2.0%. For the year ended December 31, 1995, the underwriting margin was estimated at 2.0%. Such aggregate premium revenue recognized by BCC related to the non-contract provider services for these products for the period from January 1, 1996 through May 20, 1996 and for the year ended December 31, 1995 was $59.3 million, and $163.4 million, respectively.

    Operating income recognized by BCC on such non-contract provider services for the period from January 1, 1996 through May 20, 1996 and for the year ended December 31, 1995 was $1.2 million, and $3.2 million, respectively. In conjunction with the Recapitalization of May 20, 1996, the DOC approved the Company to offer non-contract provider services, and, therefore, revenues attributable to such services are included in the Company's 1997 and 1996 consolidated financial statements subsequent to the Recapitalization date.

14.  FAIR VALUE OF FINANCIAL INSTRUMENTS

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

    INTEREST RATE SWAPS. The fair value of the interest rate swaps is based on the quoted market prices by the financial institutions which are the counterparties to the swaps.

    The carrying amounts and estimated fair values of the Company's financial instruments as of December 31, 1997 are summarized below:

                                                                      CARRYING     ESTIMATED
                                                                       AMOUNT      FAIR VALUE
                                                                    ------------  ------------
                                                                          (IN THOUSANDS)
Cash and cash equivalents.........................................  $    283,851  $    283,851
Investment securities.............................................     2,552,775     2,552,775
Long-term investments.............................................       102,819       102,819
Long-term debt....................................................       388,000       388,000
Interest rate swaps...............................................       --            (17,283)

                         WELLPOINT HEALTH NETWORKS INC.

15.    CONTINGENCIES

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

16.  NONRECURRING COSTS

    The Company recorded $14.5 million of nonrecurring costs for the year ended December 31, 1997, of which $8.0 million recorded in the second quarter of 1997 related primarily to the write-down related to the Company's dental practice management operations and discontinuance of the Company's medical practice management operations in Santa Barbara and San Luis Obispo. In addition, $6.5 million incurred in the first quarter of 1997 consisted of severance and retention payments associated with the GBO acquisition.

    During the fourth quarter of 1995, the operating results of the Company included charges of $57.1 million ($34.5 million net of a $22.6 million tax benefit) for nonrecurring costs. Of the total, $29.8 million resulted from costs, primarily professional fees, associated with the terminated acquisition of Health Systems International. In addition, the Company recorded a charge of $27.3 million for the impairment of its pharmacy benefits management business based on the Company's analysis evaluating impairment of long-lived assets in accordance with Company policy. The impairment reflected an anticipated dramatic reduction in future claims processing fees. The anticipated reduced fees resulted from an industry market shift whereby pharmaceutical manufacturing companies had purchased pharmacy benefits management companies to market their products by reducing claims processing fees.

17.  REGULATORY REQUIREMENTS

    Certain of the Company's regulated subsidiaries must comply with certain minimum capital or tangible net equity requirements in each of the states in which they operate. As of December 31, 1997, the Company's regulated subsidiaries were in compliance with these requirements.

18.  FISCAL INTERMEDIARY FUNCTION

    Under an agreement with the BCBSA, the Company has contracted to administer Part A of Title XVIII of the Social Security Act (Medicare) in certain regions or for certain healthcare providers. The agreement is renewable annually unless terminated by the parties involved. As fiscal intermediary under the agreement, the Company makes disbursements to providers for medical care from funds provided by

                         WELLPOINT HEALTH NETWORKS INC.

18. FISCAL INTERMEDIARY FUNCTION (CONTINUED) the Federal Government and is reimbursed for these expenses incurred under the agreement. The Company disbursed approximately $8.4 billion and $4.6 billion and received administrative fees of approximately $29.9 million and $16.4 million for the years ended December 31, 1997 and 1996, respectively. The reimbursement is treated as a direct recovery of administrative expenses.

19.  UNAUDITED PRO FORMA FINANCIAL INFORMATION

    In accordance with APB No. 16, Business Combinations, the following unaudited pro forma summary presents revenue, net income and per share data of WellPoint as if the GBO acquisition had occurred as of the beginning of each period presented. The pro forma adjustments made include the results of operations for the GBO prior to its acquisition, amortization of intangible assets and foregone interest on the net cash used for the acquisition and the related income tax effects of such adjustments. For comparison purposes, adjustments also include all pro forma adjustments necessary to reflect the MMHD acquisition and the Recapitalization as if such transactions had been completed as of January 1, 1996. The pro forma financial information is presented for informational purposes only and may not be indicative of the results of operations as they would have been if WellPoint, the GBO, MMHD and the BCC Commercial Operations had been a single entity during the years ended December 31, 1997 and 1996, nor is it necessarily indicative of the results of operations which may occur in the future. Pro forma earnings per share is calculated based on 68.8 million and 66.4 million shares for the years ended 1997 and 1996, respectively. Pro forma earnings per share assuming full dilution is calculated based on 69.5 million and 66.4 million shares for the years ended 1997 and 1996, respectively.

                                                                         YEAR ENDED DECEMBER
                                                                                 31,
                                                                         --------------------
                                                                           1997       1996
                                                                         ---------  ---------
                                                                         (IN MILLIONS, EXCEPT
                                                                         EARNINGS PER SHARE)
Revenues...............................................................  $ 5,953.2  $ 5,284.1
Net Income.............................................................  $   223.7  $   192.0
Earnings Per Share.....................................................  $    3.25  $    2.89
Earnings Per Share Assuming Full Dilution..............................  $    3.22  $    2.89