Form 10-Q
period 1998-03-31
WELLPOINT HEALTH NETWORKS INC /DE/
filed 1998-05-15
CIK 1013220

                                   UNITED STATES
                         SECURITIES AND EXCHANGE COMMISSION
                               Washington, D.C. 20549

                                     FORM 10-Q
               (Mark One)

               [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                       OF THE SECURITIES EXCHANGE ACT OF 1934

                   FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1998

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.  Yes   X    No
                                                    -----     -----

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

           TITLE OF EACH CLASS                 OUTSTANDING AT MAY 13, 1998
           -------------------                 ---------------------------
      Common Stock, $0.0l par value                70,108,086    shares
                                                 ---------------

                           WELLPOINT HEALTH NETWORKS INC.
                            FIRST QUARTER 1998 FORM 10-Q
                                 TABLE OF CONTENTS



PART I.  FINANCIAL INFORMATION
                                                                           PAGE

    ITEM 1.    Financial Statements

               Consolidated Balance Sheets as of March 31, 1998 and
                    December 31, 1997....................................... 1

               Consolidated Income Statements for the Three Months
                    Ended March 31, 1998 and 1997........................... 2

               Consolidated Statement of Changes in Stockholders' Equity
                    for the Three Months Ended March 31, 1998............... 3

               Consolidated Statements of Cash Flows for the
                    Three Months Ended March 31, 1998 and 1997.............. 4

               Notes to Consolidated Financial Statements................... 5

    ITEM 2.    Management's Discussion and Analysis of
                    Financial Condition and Results of Operations........... 9

PART II.  OTHER INFORMATION

    ITEM 6.    Exhibits and Reports on Form 8-K............................ 22

SIGNATURES   .............................................................. 23


ITEM 1.   FINANCIAL STATEMENTS

                           WELLPOINT HEALTH NETWORKS INC.
                            Consolidated Balance Sheets


(IN THOUSANDS, EXCEPT SHARE DATA)                                      March 31,    December 31,
                                                                         1998           1997
                                                                      -----------   ------------
                                                                      (unaudited)
ASSETS
Current Assets:
   Cash and cash equivalents                                          $  230,946     $  283,851
   Investment securities, at market value                              2,595,826      2,552,775
   Receivables, net                                                      634,529        537,454
   Deferred tax assets                                                    72,879         79,733
   Other current assets                                                   60,763         52,004
                                                                      -----------   ------------
      Total Current Assets                                             3,594,943      3,505,817
Property and equipment, net                                              117,411        115,193
Intangible assets                                                        716,897        698,507
Long-term investments                                                    102,908        102,819
Deferred tax assets                                                       62,472         62,487
Other non-current assets                                                  47,727         48,592
                                                                      -----------   ------------
         Total Assets                                                 $4,642,358     $4,533,415
                                                                      -----------   ------------
                                                                      -----------   ------------

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
   Medical claims payable                                             $  980,833     $  922,658
   Loss and loss adjustment expense reserves                             121,373        115,325
   Reserves for future policy benefits                                    52,487         51,189
   Unearned premiums                                                     217,076        210,337
   Accounts payable and accrued expenses                                 341,846        372,441
   Experience rated and other refunds                                    246,891        255,625
   Income taxes payable                                                  145,566        107,018
   Other current liabilities                                             336,888        309,712
                                                                      -----------   ------------
      Total Current Liabilities                                        2,442,960      2,344,305
Accrued postretirement benefits                                           65,177         63,891
Loss and loss adjustment expense reserves, non-current                   136,641        134,933
Reserves for future policy benefits, non-current                         334,297        332,033
Long-term debt                                                           313,000        388,000
Other non-current liabilities                                             46,358         47,084
                                                                      -----------   ------------
      Total Liabilities                                                3,338,433      3,310,246
Stockholders' Equity:
   Preferred stock - $0.01 par value, 50,000,000 shares
      authorized, none issued and outstanding                                  -              -
   Common stock - $0.01 par value, 300,000,000 shares
      authorized, 70,062,031 and 69,778,086 issued
      at March 31, 1998 and December 31, 1997, respectively                  701            698
   Treasury stock, at cost, 5,927 and 4,571 shares at
      March 31, 1998 and December 31, 1997, respectively                    (143)          (103)
   Additional paid-in capital                                            894,740        882,312
   Retained earnings                                                     403,832        345,318
   Accumulated other comprehensive income                                  4,795         (5,056)
                                                                      -----------   ------------
      Total Stockholders' Equity                                       1,303,925      1,223,169
                                                                      -----------   ------------
         Total Liabilities and Stockholders' Equity                 $  4,642,358   $  4,533,415
                                                                      -----------   ------------
                                                                      -----------   ------------

        See the accompanying notes to the consolidated financial statements.

                           WELLPOINT HEALTH NETWORKS INC.
                           Consolidated Income Statements
                                    (unaudited)


(IN THOUSANDS, EXCEPT EARNINGS PER SHARE)                           Three Months Ended March 31,
                                                                    ---------------------------
                                                                        1998           1997
                                                                    ------------   ------------
Revenues:
   Premium revenue                                                  $  1,464,537   $  1,168,838
   Management services revenue                                           115,243         62,445
   Investment income                                                      44,713         40,349
                                                                    ------------   ------------
                                                                       1,624,493      1,271,632
Operating Expenses:
   Health care services and other benefits                             1,191,458        920,872
   Selling expense                                                        70,190         59,770
   General and administrative expense                                    250,139        180,567
   Nonrecurring costs                                                          -          6,507
                                                                    ------------   ------------
                                                                       1,511,787      1,167,716
                                                                    ------------   ------------
Operating Income                                                         112,706        103,916
   Interest expense                                                        7,324         10,768
   Other expense, net                                                      7,017          7,869
                                                                    ------------   ------------

Income before Provision for Income Taxes                                  98,365         85,279
   Provision for income taxes                                             39,851         34,524
                                                                    ------------   ------------
Net Income                                                             $  58,514      $  50,755
                                                                    ------------   ------------
                                                                    ------------   ------------


Earnings Per Share                                                       $  0.84        $  0.76
                                                                    ------------   ------------
                                                                    ------------   ------------

Earnings Per Share Assuming Full Dilution                                $  0.83        $  0.76
                                                                    ------------   ------------
                                                                    ------------   ------------


        See the accompanying notes to the consolidated financial statements.

                                    WELLPOINT HEALTH NETWORKS INC.
                       Consolidated Statement of Changes in Stockholders' Equity
                                             (unaudited)


(In thousands)

                                                         Common Stock
                                                -----------------------------                           Accumulated
                                                    Issued        In Treasury   Additional                 Other
                                     Preferred  ---------------   -----------    Paid - in   Retained   Comprehensive
                                       Stock    Shares   Amount     Amount        Capital    Earnings      Income          Total
                                     ---------  ------   ------   -----------   ----------   --------   -------------   -----------
Balance as of December 31, 1997         $ -     69,778   $  698   $     (103)   $  882,312   $345,318   $     (5,056)   $ 1,223,169

Comprehensive income
    Net income                                                                                 58,514                        58,514
    Other comprehensive income,
     net of tax
       Change in unrealized valuation
        adjustment on investment
        securities, net of
        reclassification adjustment
        (see Note 4)                                                                                           9,851          9,851
                                                                                             --------   -------------   -----------
Total comprehensive income                                                                     58,514          9,851         68,365
                                                                                             --------   -------------   -----------

Stock repurchased, 1,356 shares at cost                                  (40)                                                  (40)

Stock issued under Company's stock
 option / award plan                               284        3                     12,428                                   12,431
                                       -----    ------   ------   -----------   ----------   --------   -------------   -----------
Balance as of March 31, 1998            $ -     70,062   $  701   $     (143)   $  894,740   $403,832   $      4,795   $  1,303,925
                                       -----    ------   ------   -----------   ----------   --------   -------------   -----------
                                       -----    ------   ------   -----------   ----------   --------   -------------   -----------

   See the accompanying notes to the consolidated financial statements.

                           WELLPOINT HEALTH NETWORKS INC.
                       Consolidated Statements of Cash Flows
                                    (unaudited)



(IN THOUSANDS)                                                 Three Months Ended March 31,
                                                               ---------------------------
                                                                  1998             1997
                                                               ----------       ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                   $  58,514        $  50,755
  Adjustments to reconcile net income to net cash
    provided by operating activities:
     Depreciation and amortization, net of accretion              16,158           12,805
     Gains on sales of assets, net                                (4,128)          (6,289)
     Provision (benefit) for deferred income taxes                    45             (566)
     Amortization of deferred gain on sale of building            (1,106)          (1,106)
     (Increase) decrease in certain assets:
        Receivables, net                                         (97,075)         (16,072)
        Other current assets                                      (8,759)           1,007
        Other non-current assets                                     865             (215)
     Increase (decrease) in certain liabilities:
        Medical claims payable                                    58,175           23,603
        Loss and loss adjustment expense reserves                  7,756            9,776
        Reserves for future policy benefits                        3,562          (12,106)
        Unearned premiums                                          6,739            7,313
        Accounts payable and accrued expenses                    (30,595)          17,039
        Experience rated and other refunds                        (8,734)          (2,018)
        Income taxes payable and other current liabilities        41,676          108,303
        Accrued postretirement benefits                            1,286            1,103
        Other non-current liabilities                                380            9,045
                                                               ----------       ----------
            Net cash provided by operating activities             44,759          202,377
                                                               ----------       ----------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Investments purchased                                         (556,069)      (1,295,324)
  Proceeds from investments sold and matured                     532,730        1,051,912
  Property and equipment purchased, net                          (11,716)         (10,296)
  Additional investment in subsidiaries                                -          (18,683)
  Purchase of subsidiaries, net of cash acquired                       -          361,977
                                                               ----------       ----------
            Net cash provided by (used in) investing
              activities                                         (35,055)          89,586
                                                               ----------       ----------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from long-term debt                                        -          150,000
   Repayment of long-term debt                                   (75,000)        (181,000)
   Proceeds from issuance of common stock                         12,431            3,065
   Common stock repurchased                                          (40)               -
                                                               ----------       ----------
            Net cash used in financing activities                (62,609)         (27,935)
                                                               ----------       ----------
Net increase (decrease) in cash and cash equivalents             (52,905)         264,028
Cash and cash equivalents at beginning of period                 283,851          313,256
                                                               ----------       ----------
Cash and cash equivalents at end of period                    $  230,946       $  577,284
                                                               ----------       ----------
                                                               ----------       ----------


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

2.   BASIS OF PRESENTATION

     The accompanying unaudited consolidated financial statements of WellPoint, in the opinion of management, reflect all material adjustments (which are of a normal recurring nature) necessary for the fair presentation of its financial position as of March 31, 1998, the results of its operations for the quarter ended March 31, 1998 and 1997, cash flows for the quarter ended March 31, 1998 and 1997, and its changes in stockholders' equity for the quarter ended March 31, 1998. The results of operations for the interim periods presented are not necessarily indicative of the operating results for the full year.

     Effective January 1, 1998, the Company adopted the provisions of Statement of Financial Accounting Standards No. 130, "Comprehensive Income" ("SFAS No. 130"). Comprehensive income encompasses all changes in stockholders' equity (except those arising from transactions with shareholders) and includes net income and net unrealized gains or losses on available-for-sale securities. Comprehensive income is net of reclassification adjustments to adjust for items previously included in net income, such as realized gains on investment securities.

     RECLASSIFICATIONS

     Certain amounts in the prior year consolidated financial statements have been reclassified to conform to the 1998 presentation.

                           WellPoint Health Networks Inc.
                     Notes to Consolidated Financial Statements
                                    (unaudited)


3.   EARNINGS PER SHARE

     The following summarizes the dilutive effect of the Company's common stock equivalents on earnings per share. There were no antidilutive securities in either of the periods presented.


             (In thousands, except earnings per share)              Three Months Ended March 31,
                                                                    ----------------------------
                                                                        1998            1997
                                                                    ------------    ------------
     Net Income                                                     $     58,514    $     50,755
                                                                    ------------    ------------
                                                                    ------------    ------------

     Weighted average shares outstanding                                  69,875          66,544
     Net effect of dilutive stock options                                  1,033             -
                                                                    ------------    ------------
     Fully diluted weighted average shares outstanding                    70,908          66,544
                                                                    ------------    ------------
                                                                    ------------    ------------

     Earnings Per Share                                             $       0.84    $       0.76
                                                                    ------------    ------------
                                                                    ------------    ------------
     Earnings Per Share Assuming Full Dilution                      $       0.83    $       0.76
                                                                    ------------    ------------
                                                                    ------------    ------------


4.   COMPREHENSIVE INCOME

         The following summarizes comprehensive income reclassification adjustments required under SFAS No. 130.

                                                                               Three
                                                                            Months Ended
                                                                           March 31, 1998
     (In thousands)                                                        --------------
     Holding gain on investment securities arising during the period
     (net of tax of $8,366)                                                  $  12,292
     Less:  reclassification adjustment for realized gains on
     investment securities (net of tax of $1,661)                                2,441
                                                                           --------------
     Net gain recognized in other comprehensive income (net of tax
     of $6,705)                                                               $  9,851
                                                                           --------------
                                                                           --------------


5.   NEW PRONOUNCEMENTS

     In June 1997, the Financial Accounting Standards Board (the "FASB") issued Statement of Financial Accounting Standards No. 131, "Disclosures About Segments of an Enterprise and Related Information" ("SFAS No. 131"). SFAS No. 131 requires that companies disclose "operating segments" based on the way management disaggregates the Company for making internal operating decisions. The new disclosures will be effective for the Company's fiscal

                           WellPoint Health Networks Inc.
                     Notes to Consolidated Financial Statements
                                    (unaudited)


5.   NEW PRONOUNCEMENTS, CONTINUED

     year ending on December 31, 1998. Abbreviated quarterly disclosure will be required beginning with the period ending March 31, 1999, with comparative information required for the corresponding period in the prior fiscal year.

     In February 1998, the FASB issued Statement of Financial Accounting Standards No. 132, "Employer's Disclosures about Pensions and Other Postretirement Benefits" ("SFAS No. 132"). SFAS No. 132 standardizes the disclosure requirements of pension and other postretirement benefits under previous guidance. In addition, SFAS No. 132 requires additional disclosures regarding changes in the benefit obligations and fair values of plan assets, eliminates certain disclosures no longer deemed useful, permits aggregation of information about certain plans and revises disclosure about defined contribution plans. The new disclosures are required for year-end financial statements for the year ending December 31, 1998.

     The Company is presently assessing the presentation and effect of SFAS Nos. 131 and 132 on the financial statements of the Company.

6.   CONTINGENCIES

     From time to time, the Company and certain of its subsidiaries are parties to various legal proceedings, many of which involve claims for coverage encountered in the ordinary course of business. The Company, like health insurers and HMOs generally, excludes certain health care services from coverage under its PPO, HMO and other plans. The Company is, in its ordinary course of business, subject to the claims of its members arising out of decisions to restrict treatment or reimbursement for certain services. The loss of even one such claim, if it results in a significant punitive damage award, could have a material adverse effect on the Company.

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

                           WellPoint Health Networks Inc.
                     Notes to Consolidated Financial Statements
                                    (unaudited)


7.   BUSINESS SEGMENT INFORMATION

     Unique competitive pressures in the California workers' compensation environment (particularly for the large group accounts) have continued to inhibit the Company's ability to maintain adequate premium rates or implement adequate premium increases in its workers' compensation products similar to those implemented for its managed care and related products. For the three months ended March 31, 1998, the Company experienced an unusual level of losses in its workers' compensation business relative to the profitability of its managed care and related products. Therefore, the Company has determined that it operates in two industry segments: Managed Care and Related Products and Property/Casualty -Workers' Compensation.
     The following table depicts the financial results of each business segment.


          (In thousands)                                            Three Months Ended
                                                                        March 31,
                                                                    1998         1997
                                                                 ----------   ----------
          MANAGED CARE AND RELATED PRODUCTS
          Operating revenue                                      $1,544,176   $1,185,304
          Income before provision for income taxes                  112,129       84,671
          Identifiable assets                                     4,135,293    3,746,966

          PROPERTY/CASUALTY - WORKERS' COMPENSATION
          Operating revenue                                         $35,604      $45,979
          Income (loss) before provision for income taxes           (13,764)         608
          Identifiable assets                                       507,065      456,890

          CONSOLIDATED
          Operating revenue                                      $1,579,780   $1,231,283
          Income before provision for income taxes                   98,365       85,279
          Identifiable assets                                     4,642,358    4,203,856


8.   SUBSEQUENT EVENTS

     On April 21, 1998, the California HealthCare Foundation (the "Foundation") completed its offering of 12 million shares of WellPoint common stock in a registered public offering. The Company received no proceeds from such sale. Upon completion of the sale, the Foundation owned 17,910,000 shares or approximately 25.6% of the Company's total outstanding shares.

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

     GENERAL

     The Company is one of the nation's largest publicly traded managed health care companies with approximately 6.7 million medical members and over 22 million specialty members as of March 31, 1998. The Company offers a broad spectrum of quality network-based managed care plans, including health maintenance organizations ("HMOs"), preferred provider organizations ("PPOs"), point-of-service ("POS") plans, other hybrid plans and traditional indemnity plans to the large and small employer, individual and senior markets. In addition, WellPoint offers managed care services for self-funded employers under management services contracts, including claims processing, actuarial services, network access, medical cost management and other administrative services. The Company also provides a broad array of specialty and other products, including pharmacy, dental, utilization management, life, integrated workers' compensation, preventive care, disability, behavioral health, COBRA and flexible benefits account administration.

     NATIONAL EXPANSION AND OTHER RECENT DEVELOPMENTS

     On March 1, 1997, the Company completed its acquisition of certain portions of the Group Benefits Operations (the "GBO") of John Hancock Mutual Life Insurance Company. The purchase price was $89.7 million, subject to adjustment upon completion of a post-closing audit (which is still pending). The purchase method of accounting has been used to account for the acquisition of the GBO. The GBO, with an associated 1.3 million acquired members, targets large employers with 5,000 or more employees and a majority of the medical members it serves are in health plans that are self-funded by employers. The GBO offers indemnity and PPO plans and also provides life, dental, pharmacy, utilization management and disability coverage to a variety of employer groups. The GBO has historically experienced a higher administrative expense ratio than the Company's traditional California business due to the GBO's higher percentage of management services business. The higher administrative expense ratio of the GBO has contributed to an increase in the Company's overall administrative expense ratio since the date of acquisition.

     The Company expects to incur approximately $21 to $25 million of costs relating to the GBO acquisition during 1998, a portion of which is expected to be reflected in the Company's results of operations. At the time that the GBO acquisition was consummated, the Company expected that it would experience material membership attrition of up to 30% as it integrated the GBO operations and implemented its strategy of motivating traditional indemnity insurance members to select managed care products through, among other things, product design and premium increases. Premium increases implemented since the time of the acquisition have not resulted in the expected membership attrition. The Company is currently unable to determine if and to what extent the Company may experience membership attrition as it continues to integrate this acquired business.

     On March 31, 1996, the Company acquired the Life and Health Benefits Management Division ("MMHD") of Massachusetts Mutual Life Insurance Company (the "MMHD Acquisition"). The acquired MMHD operations focus on employers with 250 to 5,000 employees and provide administrative services, PPO and indemnity insurance products. The Company has experienced membership attrition of approximately 30%, exclusive of new account sales, through March 31, 1998 on acquired membership, a portion of which is the result of recently instituted premium increases with respect to certain accounts. The Company expects that it will experience some level of further membership attrition of its acquired MMHD members as it continues to evaluate the need for further price increases and pursues its strategy of motivating members to select managed care products.

     The Company has acquired certain businesses over the last two years which historically experienced a higher overall loss ratio than the Company. These acquired businesses have contributed to an increase in the Company's overall loss ratio. In order to control the respective loss ratio and reduce the financial risk of these acquired businesses, the Company has undertaken a variety of measures, including significant premium increases and changes in product design. The Company has also implemented a series of price increases for certain of its California managed care businesses in response to an increased loss ratio in the second and third quarters of 1997. The Company will continue to evaluate the need for further price increases, plan design changes and other appropriate actions in the future. There can be no assurances, however, that the Company will be able to take subsequent pricing or other actions or that any actions previously taken or implemented in the future will be successful in addressing any concerns that may arise with respect to the performance of certain businesses.

     Since 1996, the Company has significantly expanded its operations outside of California. In order to integrate its acquired businesses and implement its regional expansion strategy, the Company will need to finish building its provider and sales networks and successfully convert some or all of these books of business to the Company's existing information systems, which will require additional expenditures by the Company.

     LEGISLATION

     A variety of health care reform measures are currently pending or have been recently enacted at the Federal, state and local levels. Recent Federal legislation seeks, among other things, to insure the portability of health coverage and mandates minimum maternity hospital stays. These and other proposed measures may have the effect of dramatically altering the regulation of health care and of increasing the Company's loss ratio or decrease the affordability of the Company's products. In May 1997, the Texas Legislature adopted Senate Bill No. 386 ("SB

     386"). Among other things, this legislation purports to make managed care organizations ("MCOs") such as the Company liable for the failure by the MCO, its employees or agents to exercise ordinary care when making "health care treatment decisions" (as defined in SB 386). The legislation was effective as of September 1, 1997. It is too early to determine what effect, if any, this legislation may have on the Company. Although the Company maintains insurance covering such liabilities, to the extent that this legislation (or similar legislation that may be subsequently adopted at the Federal or state level) effectively expands the scope of liability of MCOs such as the Company, it may have a material adverse effect on the Company's results of operations and financial condition.

     YEAR 2000

     The Company is substantially dependent on its computer systems and applications due to the nature of its managed health care business and the increasing number of electronic transactions in the industry. Historically, some computer systems and applications were developed to recognize the year as a two-digit number, with the digits "00" being recognized as the year 1900. The year 2000 presents a number of potential problems for such systems, including potentially significant processing errors or failure. In order to address these problems the Company has developed and is in the midst of executing a comprehensive plan designed to address the "year 2000" issue for its computer systems and applications. During 1997, the Company completed a detailed risk assessment of its various computer systems and applications, formulated a plan for specific remediation efforts and began certain of such remediation efforts. During 1998 and the first quarter of 1999, the Company expects to continue and complete its remediation efforts and to undertake internal testing of its systems and applications. By the second quarter of 1999, the Company expects to undergo third-party testing of its applications and systems. The Company currently estimates that its costs related to year 2000 compliance remediation for Company-owned systems and applications will be approximately $20 million in 1998 and approximately $2.0 million in 1999. The Company expenses these costs as incurred and funds these costs through cash flow from operations.

     The Company has begun to assemble survey data from health care providers, health care transaction clearing houses, employers, agents and brokers and other parties with which it communicates electronically to determine the compliance efforts being undertaken by these parties and to assess WellPoint's potential business exposure to any non-compliant systems operated by these parties. Although the Company has put into place programs and procedures designed to mitigate the aforementioned risks, there can be no assurances that all potential problems may be mitigated by these procedures.

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

     The Company's results of operations for the quarter ended March 31, 1998 include a full quarter of earnings for the acquired operations of the GBO. For the quarter ended March 31, 1997, the results of operations include earnings from March 1, the effective date of acquisition.

     The following table sets forth selected operating ratios. The loss ratio for health care services and other benefits is shown as a percentage of premium revenue. All other ratios are shown as a percentage of premium revenue and management services revenue combined.

                                                           Three Months Ended
                                                                March 31,
                                                         -----------------------
                                                            1998         1997
                                                         ----------   ----------
Operating Revenues:
  Premium revenue                                           92.7%        94.9%
  Management services revenue                                7.3%         5.1%
                                                         ----------   ----------
                                                           100.0%       100.0%
Operating Expenses:
  Health care services and other
        benefits (loss ratio)                               81.4%        78.8%
  Selling expense                                            4.4%         4.9%
  General and administrative expense                        15.8%        14.7%


MEMBERSHIP

The following table sets forth membership data and the percent change in membership:

MEDICAL MEMBERSHIP(a):                                       As of March 31,
                                                        ------------------------
                                                                                          Percent
                                                           1998           1997            Change
                                                        ---------      ---------         --------
CALIFORNIA
   Group Services:
      HMO                                                 894,022        722,137            23.8%
      PPO and Other                                     1,530,676      1,330,542            15.0%
                                                        ---------      ---------
         Total                                          2,424,698      2,052,679            18.1%
                                                        ---------      ---------
   Individual, Small Group and Senior:
      HMO                                                 324,364        280,528            15.6%
      PPO and Other                                     1,289,988      1,204,322             7.1%
                                                        ---------      ---------
         Total                                          1,614,352      1,484,850             8.7%
                                                        ---------      ---------
   Medi-Cal HMO Programs                                  320,573        180,112            78.0%
                                                        ---------      ---------
Total California Medical Membership                     4,359,623      3,717,641            17.3%
                                                        ---------      ---------
TEXAS
   Group Services                                         175,668        207,650           (15.4%)
   Individual, Small Group and Senior                      80,441         37,610           113.9%
                                                        ---------      ---------
         Total                                            256,109        245,260             4.4%
                                                        ---------      ---------
GEORGIA
   Group Services                                          97,189         91,281             6.5%
   Individual, Small Group and Senior                       9,906          2,749           260.3%
                                                        ---------      ---------
         Total                                            107,095         94,030            13.9%
                                                        ---------      ---------
OTHER STATES
   Group Services                                       1,992,954      1,857,795             7.3%
   Individual, Small Group and Senior                      11,805              -              N/A
                                                        ---------      ---------
         Total                                          2,004,759      1,857,795             7.9%
                                                        ---------      ---------
Total National Medical Membership                       2,367,963      2,197,085             7.8%
                                                        ---------      ---------
TOTAL MEDICAL MEMBERSHIP (b)                            6,727,586      5,914,726            13.7%
                                                        ---------      ---------
                                                        ---------      ---------
NETWORKS (c)
   Proprietary Networks                                 4,172,563      3,551,467            17.5%
   Other Networks                                       1,464,463      1,281,056            14.3%
   Non-Network                                          1,090,560      1,082,203             0.8%
                                                        ---------      ---------
TOTAL MEDICAL MEMBERSHIP                                6,727,586      5,914,726            13.7%
                                                        ---------      ---------
                                                        ---------      ---------

 (a) Membership numbers are approximate and include some estimates based upon the number of contracts at the relevant date and an actuarial estimate of the number of members represented by the contract.
 (b) Medical membership includes 2,717,103 and 2,329,313 management services members as of March 31, 1998 and 1997, respectively, of which those management services members outside of California were 1,768,338 and 1,657,363 as of March 31, 1998 and 1997, respectively.
 (c) Proprietary networks consist of California, Texas and other WellPoint-developed networks. Other networks consist of third-party networks and networks owned by the Company as a result of acquisitions that incorporate provider discounts and some basic managed care elements. Non-network consists of fee for service and percentage-of-billed charges contracts with providers.

                                                            As of March 31,
                                                       -------------------------        Percent
                                                          1998           1997           Change
                                                       ----------     ----------        -------
SPECIALTY MEMBERSHIP:

   Pharmacy                                            12,912,648     12,891,280           0.2%
   Dental                                               3,178,866      3,040,748           4.5%
   Utilization Management                               2,942,120      2,777,788           5.9%
   Life                                                 1,720,577      1,633,586           5.3%
   Disability                                           1,069,833      1,135,231          (5.8%)
   Behavioral Health                                      740,111        642,467          15.2%


     COMPARISON OF RESULTS FOR THE FIRST QUARTER 1998 TO THE FIRST QUARTER 1997

     Premium revenue increased 25.3%, or $295.7 million, to $1,464.5 million for the quarter ended March 31, 1998 from $1,168.8 million for the quarter ended March 31, 1997. The additional two months of the GBO operations in 1998 versus 1997 contributed 31.7% or $93.8 million of the premium revenue increase. Also contributing to increased premium revenue in the first quarter was an increase in insured member months of 20.2%, excluding the GBO. Additionally, there was an increase in the per member per month premiums associated with many of the Company's insured medical products.

     Management services revenue increased 84.6%, or $52.8 million, to $115.2 million for the quarter ended March 31, 1998 from $62.4 million for the quarter ended March 31, 1997. The increase was primarily due to $40.3 million of incremental management services revenue related to the GBO acquisition, representing 76.3% of the increase. Also contributing to increased management services revenue was a rate increase in management services fees related to the MMHD acquired business.

     Investment income increased $4.4 million to $44.7 million for the quarter ended March 31, 1998 compared to $40.3 million for the quarter ended March 31, 1997. Net realized gains on equity securities decreased $6.8 million to $0.4 million for the quarter ended March 31, 1998 in comparison to $7.2 million for the quarter ended March 31, 1997. The decline in net realized gains on equity securities was partially offset by net realized gains from debt securities which increased $3.6 million to $3.8 million for the quarter ended March 31, 1998. Net interest and dividend income increased $6.5 million to $39.5 million for the quarter ended March 31, 1998 in comparison to $33.0 million for the quarter ended March 31, 1997. This increase was primarily due to increased interest income on the investment portfolios of the acquired GBO business and slightly higher yields in 1998 over 1997, partially offset by the cash used for repayment of indebtedness under the Company's senior credit facility.

     Health care services and other benefits expense increased 29.4%, or $270.6 million, to $1,191.5 million for the quarter ended March 31, 1998 from $920.9 million for the quarter ended March 31, 1997. The additional two months of the GBO operations in 1998 versus 1997

     COMPARISON OF RESULTS FOR THE FIRST QUARTER 1998 TO THE FIRST QUARTER 1997, CONTINUED

     contributed 35.1% of the increase and accounted for $94.9 million. Additionally, the previously mentioned increase in insured member months of 20.2% contributed to the increased claims expense.

     The loss ratio attributable to managed care and related products for the quarter ended March 31, 1998 increased to 80.2% compared to 78.3% for the quarter ended March 31, 1997, due partially to the additional two months of the GBO operations in 1998 versus 1997 on the Company's overall results. The acquired GBO business has traditionally experienced a higher loss ratio than the Company's managed care products. Excluding the GBO on the same basis in both periods, the loss ratio would have been 78.7% for the quarter ended March 31, 1998. The increase in loss ratio excluding the GBO is due to adverse development in the acquired MMHD business.

     The loss ratio attributable to Property/Casualty - Workers' Compensation segment for the quarter ended March 31, 1998 increased to 129.7% compared to 90.9% for the quarter ended March 31, 1997, due principally to the adverse development of prior year losses, primarily in the Company's standalone workers' compensation product.

     Selling expense consists of commissions paid to outside brokers and agents representing the Company. Selling expense for the quarter ended March 31, 1998 increased 17.4% to $70.2 million compared to $59.8 million for the quarter ended March 31, 1997, corresponding with continued overall premium revenue growth. The selling expense ratio for the quarter ended March 31, 1998 decreased to 4.4% from 4.9% for the quarter ended March 31, 1997, largely due to the acquisition of the GBO, which has a lower selling expense ratio than the Company's existing business due to use of an internal sales force. Excluding the GBO for the period prior to its acquisition for the quarter ended March 31, 1998, the selling expense ratio would have been 4.8%. The Company's growth in Medi-Cal and large employer group medical products had an impact on lowering the selling expense ratio as a result of the lower selling costs associated with these products in comparison to the Company's other products.

     General and administrative expense for the quarter ended March 31, 1998 increased 38.5%, or $69.5 million, to $250.1 million for the quarter ended March 31, 1998 from $180.6 million for the quarter ended March 31, 1997. The additional two months of the GBO operations in 1998 versus 1997 accounted for 32.5% or $22.6 million of the increase. Additional increases resulted from costs associated with increased membership growth, primarily related to medical products, including Medi-Cal business, and the Company's continuing national expansion efforts. In connection with the Company's national expansion efforts, the Company also incurred additional information systems and service costs which are anticipated to continue as the Company expands its national business.

     The administrative expense ratio increased to 15.8% for the quarter ended March 31, 1998, compared to 14.7% for the quarter ended March 31, 1997, primarily due to the increased

     COMPARISON OF RESULTS FOR THE FIRST QUARTER 1998 TO THE FIRST QUARTER 1997, CONTINUED

     administrative expense associated with the GBO acquisition. The GBO has historically had higher administrative expense ratios than the Company's California-based businesses, due to its higher percentage of management services business. The administrative expense ratio, excluding the GBO for the period prior to its acquisition for the quarter ended March 31, 1998, was 14.2% for the quarter ended March 31, 1998.

     Interest expense was $7.3 million for the quarter ended March 31, 1998 and $10.8 million for the quarter ended March 31, 1997. The decrease in interest expense related to repayment of indebtedness as the effective
     interest rate paid by the Company remained relatively stable.   The
     Company's long-term indebtedness at March 31, 1998 was $313.0 million compared to $594.0 million at March 31, 1997. The weighted average interest rate for all debt for the quarter ended March 31, 1998, including the fees associated with the borrowings and interest rate swaps, was 7.6%.

     The Company's net income for the quarter ended March 31, 1998 was $58.5 million, compared to $50.8 million for the quarter ended March 31, 1997. Earnings per share totaled $0.84 and $0.76 for the quarters ended March 31, 1998 and 1997, respectively. Earnings per share assuming full dilution totaled $0.83 and $0.76 for the quarters ended March 31, 1998 and 1997, respectively. Earnings per share for the quarter ended March 31, 1997 included nonrecurring costs of $0.06 per share. Earnings per share for all periods presented has been calculated in accordance with Statement of Financial Accounting Standards No. 128, "Earnings Per Share" ("SFAS No. 128").

     Earnings per share for the quarter ended March 31, 1998 is based upon weighted average shares outstanding of 69.9 million, excluding common stock equivalents, and 70.9 million shares, assuming full dilution. Earnings per share for the quarter ended March 31, 1997 has been calculated using 66.5 million shares for both measures. Common stock equivalents did not have a dilutive effect during the first quarter of 1997. For the quarter ended March 31, 1998, the increase in weighted average shares outstanding primarily relates to the issuance of common stock through a public offering on April 10, 1997 for the sale of 3 million shares in addition to common stock issued through the Company's stock option plans.

     FINANCIAL CONDITION

     The Company's consolidated assets increased by $109.0 million, or 2.4%, from $4,533.4 million as of December 31, 1997 to $4,642.4 million as of March 31, 1998. Cash and investments were $2.9 billion as of March 31, 1998, or 63.1% of total assets.

     As of March 31, 1998, $313.0 million was outstanding under the Company's long-term debt facilities, compared to $388.0 million at December 31 1997. Debt repayments were funded from internally generated cash flow.

     Stockholders' equity totaled $1,303.9 million as of March 31, 1998, an increase of $80.7 million from $1,223.2 million as of December 31, 1997. The increase resulted primarily from net income of $58.5 million for the quarter ended March 31, 1998, $12.4 million of stock issuances under the Company's stock option/award plan and $9.9 million change in net unrealized valuation gain adjustments on investment securities, net of tax.

     LIQUIDITY AND CAPITAL RESOURCES

     The Company's primary sources of cash are premium and management services revenues received and investment income. The primary uses of cash include health care claims and other benefits, capitation payments, income taxes, repayment of long-term debt, interest expense, broker and agent commissions, administrative expenses and capital expenditures. In addition to the foregoing, other uses of cash include costs of provider networks and systems development, and costs associated with acquisitions and the integration of acquired businesses. The Company receives premium revenue in advance of anticipated claims for related health care services and other benefits. The Company's investment policies are designed to provide liquidity, preserve capital and maximize yield. Cash and investment balances maintained by the Company are sufficient to meet applicable regulatory financial stability and net worth requirements. As of March 31, 1998, the Company's investment portfolio consisted primarily of investment grade fixed maturity securities and equity securities.

     Net cash flow provided by operating activities was $44.8 million for the quarter ended March 31, 1998, compared with $202.4 million for the quarter ended March 31, 1997. Cash flow from operations for the quarter ended March 31, 1998 is due primarily to net income of $58.5 million, adjusted for an increase in receivables of $97.1 million, which is primarily related to the timing of the collection of several large customer receivables in the normal course of business, increases in liabilities related to growth of insured members and timing of other operating liability payments. Cash flow for the quarter ended March 31, 1997 was significantly affected by the timing of collection of GBO acquired receivables and timing of certain income tax payments.

     Net cash used in investing activities for the quarter ended March 31, 1998 totaled $35.1 million, compared with net cash provided by investing activities of $89.6 million for the quarter ended March 31, 1997. The cash used in 1998 was attributable primarily to the purchase of investments for $556.1 million, partially offset by the proceeds from investments sold and matured of $532.7 million.

     Net cash used in financing activities totaled $62.6 million for the quarter ended March 31, 1998, compared to net cash used in financing activities of $27.9 million for the quarter ended March 31, 1997. Repayments on long-term debt totaled $75.0 million for the quarter ended March 31, 1998. The Company received proceeds of $12.4 million from the issuance of common stock related to its stock option plans.

     The Company has a $1.0 billion unsecured revolving credit facility. Borrowings under the credit facility bear interest at rates determined by reference to the bank's base rate or to the London Interbank Offered Rate ("LIBOR") plus a margin determined by reference to the Company's leverage ratio (as defined in the credit agreement) or the then-current rating of the Company's unsecured long-term debt by specified rating agencies. Borrowings under the credit facility are made on a committed basis or pursuant to an auction-bid process. The credit facility expires as of May 15, 2002, although it may be extended for an additional one-year period under certain circumstances. The credit agreement requires the Company to maintain certain financial ratios and contains restrictive covenants, including restrictions on the occurrence of additional indebtedness and the granting of certain liens, limitations on acquisitions and investments and limitations on changes in control. The total amount outstanding under the credit facility was $293.0 million and $368.0 million as of March 31, 1998 and December 31, 1997, respectively. The weighted average interest rate, including the Company's interest rate swap agreements, for the quarter ended March 31, 1998 was 7.6%.

     As part of a hedging strategy to limit its exposure to interest rate increases, in August 1996 the Company entered into a swap agreement for a notional amount of $100.0 million bearing a fixed interest rate of 6.45% and having a maturity date of August 17, 1999. In September 1996, the Company entered into two additional swap agreements for notional amounts of $150.0 million each, bearing fixed interest rates of 6.99% and 7.05%, respectively, and having maturity dates of October 17, 2003 and October 17, 2006, respectively.

     As a licensee of the Blue Cross Blue Shield Association (the "BCBSA"), the Company and certain subsidiaries must maintain certain capital requirements. As of March 31, 1998, the Company and its subsidiaries were in compliance with these requirements.

     Certain of the Company's subsidiaries are required to maintain minimum capital requirements prescribed by various regulatory agencies, including the California Department of Corporations, and the Departments of Insurance in various states. As of March 31, 1998, those subsidiaries of the Company were in compliance with all minimum capital requirements.

     In July 1996, the Company filed a registration statement relating to the issuance of $1.0 billion of senior or subordinated unsecured indebtedness. As of March 31, 1998, no indebtedness had been issued pursuant to this registration statement.

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

     As part of the Company's business strategy, the Company has recently acquired substantial operations in new geographic markets. These businesses, which include substantial indemnity- based insurance operations, have experienced varying profitability or losses in recent periods. Since the relevant dates of acquisition, the Company has continued to work extensively on the integration of these businesses; however, there can be no assurances regarding the ultimate success of the Company's integration efforts or regarding the ability of the Company to maintain or improve the results of operations of these businesses as the Company pursues its strategy of motivating the acquired members to select managed care products. In order to implement this strategy, the Company has and will, among other things, need to continue to incur considerable expenditures for provider networks, distribution channels and information systems in addition to the costs associated with the integration of these acquisitions. The integration of these complex businesses may result in, among other things, temporary increases in claims inventory or other service-related issues that may negatively affect the Company's relationship with its customers. The Company's results of operations could be adversely affected in the event that the Company experiences such problems or is otherwise unable to implement fully its expansion strategy.

     The Company's operations are subject to substantial regulation by Federal, state and local agencies in all jurisdictions in which the Company now operates. Many of these agencies have increased their scrutiny of managed health care companies in recent periods. The Company also provides administrative services to the California Department of Health Services for Medi-Cal in various California counties and provides similar services to the Health Care Finance Administration ("HCFA") in various capacities. There can be no assurance that acting as a government contractor in these circumstances will not increase the risk of heightened scrutiny by such government agencies. Future regulatory actions by any regulatory agencies may have a material adverse affect on the Company's business.

     The Company and certain of its subsidiaries are subject to capital requirements by the California Department of Corporations, various other state regulatory agencies and the Blue Cross Blue Shield Association. Although the Company is currently in compliance with all applicable requirements, there can be no assurances that such requirements will not be increased in the future.

     The Company's future results will depend in large part on accurately predicting health care costs and upon the Company's ability to control future health care costs through underwriting criteria, utilization management and negotiation of favorable provider contracts. Changes in utilization rates, demographic characteristics, health care practices, provider consolidation, inflation, new technologies, clusters of high-cost, the regulatory environment and numerous other factors are beyond the control of any health plan and may adversely affect the Company's ability to predict and control health care costs and claims, as well as the Company's financial condition or results of operations. Periodic renegotiation of hospital contracts coupled with continued consolidation of physician, hospital and other provider groups may result in increased health care costs, limit the Company's ability to control such costs or subject the Company to increased credit risk related to provider groups. Additionally, the Company faces competitive pressure to contain premium prices. Fiscal concerns regarding the continued viability of government-sponsored programs such as Medicare and Medicaid may cause decreasing reimbursement rates for these programs. Any limitation on the Company's ability to increase or maintain its premium levels, design products or select underwriting criteria may adversely affect the Company's financial condition or results of operations.

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

     As a result of the Company's recent acquisitions, the Company now operates on a national basis and offers a spectrum of health care and specialty products through various risk sharing arrangements. The Company's health care products include a variety of managed care offerings as well as traditional fee-for-service coverage. With respect to product type, fee-for-service products are generally less profitable than managed care products. A critical component of the Company's expansion strategy is to transition over time the traditional insurance members of the Company's acquired businesses to more managed care products. With respect to the risk-sharing nature of products, managed care products that involve greater potential risk to the Company generally tend to be more profitable than management services products and those managed care products where the Company is able to shift risks to employer groups. Individuals and small employer groups are more likely to purchase the Company's higher-risk managed care products because such purchasers are generally unable or unwilling to bear greater liability for health care expenditures. Over the past few years, the Company has experienced greater margin erosion in its higher risk managed care products than in its lower-risk managed care and management services products. This margin erosion is attributable to product mix change, competitive pressure and greater regulatory restrictions applicable to the small employer group market. During the last three fiscal quarters, the

     Company has implemented price increases in certain of its managed care businesses. While these price increases are intended to improve profitability, there can be no assurance that this will occur. Subsequent unfavorable changes in the relative profitability between the Company's various products could have a material adverse effect on the Company's results of operations and on the continued feasibility of the Company's geographic expansion strategy.

     Substantially all of the Company's investment assets are in yielding securities of varying maturities. The value of such securities are highly sensitive to fluctuations in short-and long-term interest rates, with the value decreasing as such rates increase or increasing as such rates decrease. Changes in the value of the Company's investment assets, as a result of interest rate fluctuations, can impact the Company's results of operations. There can be no assurances that interest rate fluctuations will not have a material adverse affect on the results of operations of financial condition of the Company.

     The Company is dependent on retaining existing employees and attracting additional qualified employees to meet its future needs. The Company faces intense competition for qualified personnel, especially qualified computer programmers and other information technology employees. There can be no assurances that an inability to retain existing employees or attract additional employees will not have a material adverse effect on the Company's results of operations.

PART II   OTHER INFORMATION

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K
     (a)  Exhibits
          2.01      Amended and Restated Recapitalization Agreement dated as of
                    March 31, 1995 by and among the Registrant, Blue Cross of
                    California, Western Health Partnership and Western
                    Foundation for Health Improvement, incorporated by reference to Exhibit 2.1 of Registrant's Registration Statement on
                    Form S-4 dated April 8, 1996

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

          3.02 Bylaws of the Registrant, incorporated by reference to Appendix B to the Proxy Statement on Schedule 14A of
                    WellPoint California filed on May 8, 1997, File No.
                    333-03292-01

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

          4.02      Restated Certificate of Incorporation of the Registrant
                    (included in Exhibit 3.01)

          4.03      Bylaws of the Registrant (included in Exhibit 3.02)

          10.01     Fifth Amendment dated as of May 1, 1998 to the Registrant's
                    Credit Agreement dated as of May 15, 1996.

          10.02     Amendment No. 2 dated May 1, 1998 to the Employment
                    Agreement by and between the Registrant and Leonard D.
                    Schaeffer.

          10.03     Amendment No. 1 to the Salary Deferral Savings Program of
                    WellPoint Health Networks Inc.

          27.1      Financial Data Schedule

          (b)       Reports on Form 8-K


          The Company did not file any Current Reports on Form 8-K during the quarter ended March 31, 1998.

                                    SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       WELLPOINT HEALTH NETWORKS INC.
                                       Registrant


Date: May 15, 1998                     By: \s\ LEONARD D. SCHAEFFER
                                           -------------------------
                                           Leonard D. Schaeffer
                                           Chairman of the Board of Directors
                                           and Chief Executive Officer



Date: May 15, 1998                     By: \s\ DAVID C. COLBY
                                           -------------------
                                           David C. Colby
                                           Executive Vice President
                                           and Chief Financial Officer



Date: May 15, 1998                     By: \s\ S. LOUISE MCCRARY
                                          ----------------------
                                           S. Louise McCrary
                                           Senior Vice President and
                                           Chief Accounting Officer