Form 10-Q
period 1998-06-30
WELLPOINT HEALTH NETWORKS INC /DE/
filed 1998-08-14
CIK 1013220

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q
                                  (Mark One)

             [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1998

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes  X   No
                                               ---     ---
     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

      TITLE OF EACH CLASS                        OUTSTANDING AT AUGUST 13, 1998
      -------------------                        ----------------------------
 Common Stock, $0.0l par value                         69,296,713 shares

                         WELLPOINT HEALTH NETWORKS INC.
                         SECOND QUARTER 1998 FORM 10-Q
                               TABLE OF CONTENTS

PART I.  FINANCIAL INFORMATION

                                                                            PAGE
                                                                            ----
    ITEM 1.  Financial Statements

             Consolidated Balance Sheets as of June 30, 1998 and
                December 31, 1997..........................................   1

             Consolidated Income Statements for the Three and Six Months
                Ended June 30, 1998 and 1997...............................   2

             Consolidated Statement of Changes in Stockholders' Equity
                for the Six Months Ended June 30, 1998.....................   3

             Consolidated Statements of Cash Flows for the
                Six Months Ended June 30, 1998 and 1997....................   4

             Notes to Consolidated Financial Statements....................   5

    ITEM 2.  Management's Discussion and Analysis of
                Financial Condition and Results of Operations..............  10

PART II.  OTHER INFORMATION

    ITEM 4.  Submission of Matters to a Vote of Securityholders............  26

    ITEM 6.  Exhibits and Reports on Form 8-K..............................  28

SIGNATURES.................................................................  29


                                  WELLPOINT HEALTH NETWORKS INC.
                            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                           (UNAUDITED)

                                   WELLPOINT HEALTH NETWORKS INC.
                                    Consolidated Balance Sheets


(IN THOUSANDS, EXCEPT SHARE DATA)                                     June 30,       December 31,
                                                                        1998             1997
                                                                    ------------    ------------
ASSETS                                                              (unaudited)
Current Assets:
      Cash and cash equivalents                                     $   208,644     $   269,067
      Investment securities, at market value                          2,241,231       2,188,651
      Receivables, net                                                  582,608         502,880
      Deferred tax assets                                                56,792          68,279
      Other current assets                                               60,145          50,262
                                                                    ------------    ------------
           Total Current Assets                                       3,149,420       3,079,139
Property and equipment, net                                             109,690         112,526
Intangible assets                                                       635,121         620,747
Long-term investments                                                   100,530         102,819
Deferred tax assets                                                      60,949          61,078
Other non-current assets                                                 47,418          48,592
                                                                    ------------    ------------
           Total Non-Current Assets                                     953,708         945,762
                                                                    ------------    ------------
Net assets of discontinued operations held for sale                     100,408         209,223
                                                                    ------------    ------------
                      Total Assets                                  $ 4,203,536     $ 4,234,124
                                                                    ------------    ------------
                                                                    ------------    ------------
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
      Medical claims payable                                        $   972,148     $   922,658
      Reserves for future policy benefits                                52,087          51,189
      Unearned premiums                                                 191,282         196,205
      Accounts payable and accrued expenses                             317,081         347,316
      Experience rated and other refunds                                231,742         255,495
      Income taxes payable                                               57,990         105,052
      Other current liabilities                                         356,205         302,032
                                                                    ------------    ------------
           Total Current Liabilities                                  2,178,535       2,179,947
Accrued postretirement benefits                                          66,462          63,891
Reserves for future policy benefits, non-current                        335,675         332,033
Long-term debt                                                          298,000         388,000
Other non-current liabilities                                            43,595          47,084
                                                                    ------------    ------------
           Total Liabilities                                          2,922,267       3,010,955
Stockholders' Equity:
      Preferred Stock - $0.01 par value, 50,000,000 shares
           authorized, none issued and outstanding                            -               -
      Common Stock - $0.01 par value, 300,000,000 shares
           authorized, 70,258,707 and 69,778,086 issued
           at June 30, 1998 and December 31, 1997, respectively             703             698
      Treasury stock, at cost, 9,266 and 4,571 shares at
           June 30, 1998 and December 31, 1997, respectively              (240)           (103)
      Additional paid-in capital                                        903,181         882,312
      Retained earnings                                                 356,994         345,318
      Accumulated other comprehensive income                             20,631         (5,056)
                                                                    ------------    ------------
           Total Stockholders' Equity                                 1,281,269       1,223,169
                                                                    ------------    ------------
                 Total Liabilities and Stockholders' Equity         $ 4,203,536     $ 4,234,124
                                                                    ------------    ------------
                                                                    ------------    ------------

            See the accompanying notes to the consolidated financial statements.

                                WELLPOINT HEALTH NETWORKS INC.
                                Consolidated Income Statements
                                         (Unaudited)


(IN THOUSANDS, EXCEPT EARNINGS PER SHARE)          Three Months Ended June 30,   Six Months Ended June 30,
                                                   ---------------------------   ---------------------------
                                                       1998           1997          1998            1997
                                                   -----------     -----------   -----------     -----------
 Revenues:
     Premium revenue                               $ 1,465,289     $ 1,296,065   $ 2,895,203     $ 2,419,741
     Management services revenue                       104,571         103,974       219,415         166,419
     Investment income (loss)                           (8,041)         40,677        31,417          76,176
                                                   -----------     -----------   -----------     -----------
                                                     1,561,819       1,440,716     3,146,035       2,662,336
Operating Expenses:
     Health care services and other benefits         1,180,389       1,045,273     2,326,945       1,925,096
     Selling expense                                    68,442          61,913       135,784         119,141
     General and administrative expense                244,271         229,038       488,846         404,204
     Nonrecurring costs                                      -           8,028             -          14,535
                                                   -----------     -----------   -----------     -----------
                                                     1,493,102       1,344,252     2,951,575       2,462,976
                                                   -----------     -----------   -----------     -----------
Operating Income                                        68,717          96,464       194,460         199,360
     Interest expense                                    7,284           9,845        14,608          20,613
     Other expense, net                                  7,080           4,424        13,441          11,665
                                                   -----------     -----------   -----------     -----------
Income from Continuing Operations before
     Provision for Income Taxes                         54,353          82,195       166,411         167,082
     Provision for income taxes                         21,601          33,620        66,467          68,515
                                                   -----------     -----------   -----------     -----------
Income from Continuing Operations                       32,752          48,575        99,944          98,567
Discontinued Operations:
     Income (loss) from Workers' Compensation
       Segment, net of tax benefit of $1,944,
       $65, $6,959 and $436, respectively              (3,914)             688      (12,592)           1,451
     Loss on disposal of Workers' Compensation
       Segment, net of tax benefit of $33,022         (75,676)               -      (75,676)               -
                                                   -----------     -----------   -----------     -----------
Income (Loss) from Discontinued Operations            (79,590)             688      (88,268)           1,451
                                                   -----------     -----------   -----------     -----------
Net Income (Loss)                                     (46,838)          49,263        11,676     $   100,018
                                                   -----------     -----------   -----------     -----------
                                                   -----------     -----------   -----------     -----------
Earnings Per Share:
     Income from continuing operations                    0.47            0.70          1.43     $      1.45
     Income (loss) from discontinued operations          -1.14            0.01         -1.26            0.02
                                                   -----------     -----------   -----------     -----------
     Net income (loss)                                  (0.67)            0.71          0.17     $      1.47
                                                   -----------     -----------   -----------     -----------
                                                   -----------     -----------   -----------     -----------
Earnings Per Share Assuming Full Dilution:
     Income from continuing operations                    0.45            0.69          1.40     $      1.44
     Income (loss) from discontinued operations          -1.11            0.01         -1.24            0.02
                                                   -----------     -----------   -----------     -----------
     Net income (loss)                                  (0.66)            0.70          0.16     $      1.46
                                                   -----------     -----------   -----------     -----------
                                                   -----------     -----------   -----------     -----------

            See the accompanying notes to the consolidated financial statements.

                                   WELLPOINT HEALTH NETWORKS INC.
                       Consolidated Statement of Changes in Stockholders' Equity
                                             (Unaudited)

(IN THOUSANDS)                                                Common Stock
                                                      ---------------------------                          Accumulated
                                                           Issued     In Treasury  Additional                Other
                                           Preferred  --------------  -----------   Paid-in    Retained   Comprehensive
                                            Stock     Shares  Amount    Amount      Capital    Earnings       Income       Total
                                          ---------   ------  ------  -----------  ----------  ---------  -------------  ----------
Balance as of December 31, 1997           $       -   69,778  $  698  $     (103)  $  882,312  $ 345,318  $     (5,056)  $1,223,169

Comprehensive income
  Net income                                                                                      11,676                     11,676
  Other comprehensive income, net of
    tax Change in unrealized valuation
    adjustment on investment securities,
    net of reclassification adjustment
    (see Note 4)                                                                                                25,687       25,687
                                                                                               ---------  -------------  ----------
Total comprehensive income                                                                        11,676        25,687       37,363
                                                                                               ---------  -------------  ----------
Stock repurchased, 4,695 shares at cost                                     (137)                                              (137)

Stock issued under Company's stock
  option / award plan                                    481       5                   20,869                                20,874
                                          ---------   ------  ------  -----------  ----------  ---------  -------------  ----------
Balance as of June 30, 1998               $       -   70,259     703        (240)     903,181  $ 356,994  $     20,631   $1,281,269
                                          ---------   ------  ------  -----------  ----------  ---------  -------------  ----------
                                          ---------   ------  ------  -----------  ----------  ---------  -------------  ----------

            See the accompanying notes to the consolidated financial statements.

                                         WELLPOINT HEALTH NETWORKS INC.
                                      Consolidated Statements of Cash Flows
                                                  (Unaudited)

                                                                                      Six Months Ended June 30,
                                                                                 -------------------------------
                                                                                     1998               1997
                                                                                 ------------       ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Income from continuing operations                                              $     99,944       $     98,567
  Adjustments to reconcile income from continuing operations to net cash provided by continuing operating activities:
     Depreciation and amortization, net of accretion                                   30,081             26,509
     (Gains) losses on sales of assets, net                                            42,445           (14,170)
     Benefit for deferred income taxes                                                (5,188)            (4,198)
     Amortization of deferred gain on sale of building                                (2,212)            (2,213)
     (Increase) decrease in certain assets:
        Receivables, net                                                             (79,728)           (29,648)
        Other current assets                                                          (9,883)            (6,000)
        Other non-current assets                                                        1,174                120
     Increase (decrease) in certain liabilities:
        Medical claims payable                                                         49,490           (20,765)
        Reserves for future policy benefits                                             4,540             66,435
        Unearned premiums                                                             (4,923)           (11,003)
        Accounts payable and accrued expenses                                        (30,235)             65,445
        Experience rated and other refunds                                           (23,753)              4,772
        Income taxes payable and other current liabilities                              4,406             23,200
        Accrued postretirement benefits                                                 2,571              1,714
        Other non-current liabilities                                                 (1,277)              9,378
                                                                                 ------------       ------------
            Net cash provided by continuing operating activities                       77,452            208,143
                                                                                 ------------       ------------
Income (loss) from discontinued operations                                           (12,592)              1,451
Adjustment to derive cash flows from discontinued operating activities:
        Change in net operating assets                                                 13,527             19,611
                                                                                 ------------       ------------
Net cash provided by discontinued operating activities                                    935             21,062
                                                                                 ------------       ------------
            Net cash provided by operating activities                                  78,387            229,205
                                                                                 ------------       ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Investments purchased                                                           (1,474,861)        (1,229,024)
  Proceeds from investments sold and matured                                        1,422,209            814,457
  Property and equipment purchased, net                                              (15,931)           (17,245)
  Additional investment in subsidiaries                                                     -           (17,584)
  Purchase of subsidiaries, net of cash acquired                                            -            361,977
                                                                                 ------------       ------------
            Net cash used in continuing investing activities                         (68,583)           (87,419)
                                                                                 ------------       ------------
  Net cash used in investing activities of discontinued operations                      (964)           (21,192)
                                                                                 ------------       ------------
            Net cash used in investing activities                                    (69,547)          (108,611)
                                                                                 ------------       ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from long-term debt                                                             -            150,000
   Repayment of long-term debt                                                       (90,000)          (311,000)
   Proceeds from issuance of common stock                                                   -            110,340
   Proceeds from issuance of stock under option/award plan                             20,874              3,785
   Common stock repurchased                                                             (137)                  -
                                                                                 ------------       ------------
            Net cash used in financing activities                                    (69,263)           (46,875)
                                                                                 ------------       ------------
Net increase (decrease) in cash and cash equivalents                                 (60,423)             73,719
Cash and cash equivalents at beginning of period                                      269,067            285,222
                                                                                 ------------       ------------
Cash and cash equivalents at end of period                                       $    208,644       $    358,941
                                                                                 ------------       ------------
                                                                                 ------------       ------------

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

     The Company offers a broad spectrum of quality network-based health plans, including health maintenance organizations ("HMOs"), preferred provider organizations ("PPOs"), point-of-service ("POS") plans, other hybrid plans and traditional indemnity products to large and small employers, individuals and seniors. The Company's managed care plans incorporate a full range of financial incentives and cost controls for both members and providers. In addition, the Company provides underwriting, actuarial services, network access, medical cost management, claims processing and administrative services to self-funded employers under management services contracts. The Company also provides a broad array of specialty and other products, including pharmacy, dental, utilization management, life, preventive care, disability, behavioral health, COBRA and flexible benefits account administration.

2.   BASIS OF PRESENTATION

     The accompanying unaudited consolidated financial statements of WellPoint, in the opinion of management, reflect all material adjustments (which are of a normal recurring nature) necessary for the fair presentation of its financial position as of June 30, 1998, the results of its operations for the quarter and six months ended June 30, 1998 and 1997, cash flows for the six months ended June 30, 1998 and 1997, and its changes in stockholders' equity for the six months ended June 30, 1998. The results of operations for the interim periods presented are not necessarily indicative of the operating results for the full year.

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

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)


2.   BASIS OF PRESENTATION, CONTINUED

     RECLASSIFICATIONS

     Certain amounts in the prior year consolidated financial statements have been reclassified to conform to the 1998 presentation. All amounts have been restated to exclude the discontinued Workers' Compensation segment.

3.   EARNINGS PER SHARE

     The following summarizes the dilutive effect of the Company's common stock equivalents on earnings per share. There were no antidilutive securities in all periods presented.


(In thousands, except earnings per share)                 Quarter Ended June 30,     Six Months Ended June 30,
                                                          ----------------------     -------------------------
                                                             1998          1997         1998            1997
                                                          ---------   ----------     ---------       ---------
Income from continuing operations                          $ 32,752      $48,575       $99,944        $ 98,567
Income (Loss) from discontinued operations                  (79,590)         688       (88,268)          1,451
                                                           --------      -------       -------        --------
Net Income (Loss)                                          $(46,838)     $49,263       $11,676        $100,018
                                                           --------      -------       -------        --------
                                                           --------      -------       -------        --------

Weighted average shares outstanding                          70,129       69,311        70,003          67,928
Net effect of dilutive stock options                          1,309          696         1,171             348
                                                           --------      -------       -------        --------
Fully diluted weighted average shares outstanding            71,438       70,007        71,174          68,276
                                                           --------      -------       -------        --------
                                                           --------      -------       -------        --------

EARNINGS PER SHARE:
Income from continuing operations                          $   0.47      $  0.70       $  1.43        $   1.45
Income (Loss) from discontinued operations                    (1.14)        0.01         (1.26)           0.02
                                                           --------      -------       -------        --------
Net Income (Loss)                                          $  (0.67)     $  0.71       $  0.17        $   1.47
                                                           --------      -------       -------        --------
                                                           --------      -------       -------        --------

EARNINGS PER SHARE ASSUMING FULL DILUTION:
Income from continuing operations                          $   0.45         0.69       $  1.40        $   1.44
Income (Loss) from discontinued operations                    (1.11)        0.01         (1.24)           0.02
                                                           --------      -------       -------        --------
Net Income (Loss)                                          $  (0.66)        0.70       $  0.16        $   1.46
                                                           --------      -------       -------        --------
                                                           --------      -------       -------        --------


     Subsequent to June 30, 1998, and through August 14, 1998, the Company repurchased approximately 1 million shares of its common stock.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)


4.   COMPREHENSIVE INCOME

     The following summarizes comprehensive income reclassification adjustments required under SFAS No. 130.

                                                               Six Months Ended
       (In thousands)                                            June 30, 1998
                                                               ----------------
       Holding gain on investment securities arising during
       the period (net of tax of $33,610)                       $        49,377
       Add:  reclassification adjustment for realized losses
       on investment securities (net of tax of $16,125)                 (23,690)
       Net gain recognized in other comprehensive income       ----------------
       (net of tax of $17,353)                                  $        25,687
                                                               ----------------
                                                               ----------------

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

     In June 1998, the FASB issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS No. 133"). SFAS No. 133 establishes the accounting and reporting standards for derivative instruments and for hedging activities. The new standard will be effective in the first quarter of the year 2000 and requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)


5.   NEW PRONOUNCEMENTS, CONTINUED

     The Company is presently assessing the presentation and effect of SFAS Nos. 131, 132 and 133 on the financial statements of the Company.

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

7.   DISCONTINUED OPERATIONS

     During the quarter ended June 30, 1998, the Company discontinued its workers' compensation business segment. On July 29, 1998, the Company entered into an agreement to sell the segment to Fremont Indemnity Company for approximately $100 million. The transaction is subject to regulatory approval and is expected to close in September 1998.

     Revenues for the Workers' Compensation segment totaled $25.2 million for the three months and $60.3 million for the six months ended June 30, 1998. Revenues for the prior year totaled $39.9 million and $85.1 million for the three months and six months ended June 30, 1997, respectively. The estimated loss from the measurement date to the disposal date is $25.6 million, net of tax benefit of $13.5 million.

     Summarized balance sheet data for the discontinued workers' compensation segment were classified as net assets of discontinued operations held for sale at June 30, 1998. These consist of the following (in thousands):

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)


7.   DISCONTINUED OPERATIONS, CONTINUED

          Cash and investments                              $ 367,361
          Intangible assets                                    76,269
          Other assets                                         61,522
          Loss reserves                                      (258,205)
          Other liabilities                                   (49,276)
          Reserves for estimated losses                       (97,263)
                                                            ---------
          Net assets of discontinued operations             $ 100,408
                                                            ---------
                                                            ---------

8.   SUBSEQUENT EVENTS

     On July 9, 1998, the Company entered into an Agreement and Plan of Merger (the "Merger Agreement") by and among the Company, Cerulean Companies, Inc. ("Cerulean") and Water Polo Acquisition Corp., a wholly owned subsidiary of the Company ("the Merger Sub"). Pursuant to the Merger Agreement, Cerulean will merge with and into Merger Sub (the "Merger"). Cerulean is the parent company of Blue Cross and Blue Shield of Georgia, Inc., which serves approximately 1.7 million persons in the State of Georgia. At the effective time of the Merger, the shareholders of Cerulean will receive WellPoint Common Stock with a market value of $500 million (subject to certain adjustments). Certain shareholders of Cerulean will have the option to receive cash in lieu of WellPoint Common Stock in the Merger, subject to a maximum aggregate limit of $225 million. The transaction is intended to qualify as a tax-free reorganization for Cerulean shareholders that elect to receive WellPoint Common Stock. The closing of the transaction is subject to a number of regulatory and other approvals. The Merger is currently expected to close in the fourth quarter of 1998 and will be accounted for as a purchase.

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

GENERAL

The Company is one of the nation's largest publicly traded managed health care companies with approximately 6.8 million medical members and over 23 million specialty members as of June 30, 1998. The Company offers a broad spectrum of quality network-based managed care plans, including health maintenance organizations ("HMOs"), preferred provider organizations ("PPOs"), point-of-service ("POS") plans, other hybrid plans and traditional indemnity plans to the large and small employer, individual and senior markets. In addition, WellPoint offers managed care services for self-funded employers under management services contracts, including claims processing, actuarial services, network access, medical cost management and other administrative services. The Company also provides a broad array of specialty and other products, including pharmacy, dental, utilization management, life, preventive care, disability, behavioral health, COBRA and flexible benefits account administration.

As discussed in Note 7, during the quarter the Company discontinued its Workers' Compensation segment. All financial information presented herein has been restated in both current and prior periods to exclude the Workers' Compensation segment and the discussion and analysis that follows has been modified accordingly.

NATIONAL EXPANSION AND OTHER RECENT DEVELOPMENTS

During the quarter ended June 30, 1998, the Company discontinued its Workers' Compensation business segment. WellPoint recorded a charge of $75.7 million, net of a tax benefit of $33.0 million as the estimated loss on the disposal of the discontinued workers' compensation segment. In addition, loss from operations for the discontinued segment through the measurement date was $3.9 million and $12.6 million for the three and six months ended June 30, 1998, respectively, compared to income of $0.7 million and $1.5 million for the three and six months ended June 30, 1997. The decrease in operating results for the 1998 periods is due primarily to continuing adverse loss development on policies written in prior years. See further disclosure in Note 7.

On July 29, 1998, WellPoint entered into a Stock Purchase Agreement (the "Stock Purchase Agreement") by and between WellPoint and Fremont Indemnity Company ("Fremont"). Pursuant to the Stock Purchase Agreement, Fremont will acquire all of the outstanding capital stock of UNICARE Specialty Services, Inc., a wholly owned subsidiary of WellPoint ("UNICARE Specialty"). The principal asset of UNICARE Specialty is the capital stock of UNICARE Workers' Compensation Insurance Company ("UNICARE Workers' Compensation"). The purchase price for the acquisition will be the statutory surplus (adjusted in accordance with the terms of the Purchase Agreement) of UNICARE Workers' Compensation as of the date of the closing. The statutory surplus of UNICARE Workers' Compensation as of June 30, 1998 was approximately $98.2 million. The transaction is subject to various closing conditions, including the receipt of all necessary regulatory approvals and the termination of the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act. The parties currently expect the transaction to be completed in September 1998, although no assurances can be given regarding the timing or receipt of necessary regulatory approvals. The Company and Fremont will jointly market integrated workers' compensation and medical insurance products in the small employer group market.

On July 9, 1998, the Company entered into an Agreement and Plan of Merger with Cerulean Companies Inc. (See Note 8). Cerulean, principally through its Blue Cross and Blue Shield of Georgia Subsidiary, offers insured and administrative services products primarily in the State of Georgia. Cerulean has historically experienced a higher administrative ratio than the Company's core businesses due to its higher concentration of administrative services business. Cerulean has also historically experienced a higher loss ratio than the Company's core businesses due to its higher percentage of large group business, which generally reduces the Company's overall risk and also underwriting margins. Accordingly, it is expected that Cerulean's higher loss and costs ratios will ultimately contribute to an increase in those ratios for the Company when consolidated.

On March 1, 1997, the Company completed its acquisition of certain portions of the Group Benefits Operations (the "GBO") of John Hancock Mutual Life Insurance Company. The purchase price was $89.7 million, subject to the resolution of certain items related to the post-closing audit. The purchase method of accounting has been used to account for the acquisition of the GBO. The GBO, with an associated 1.3 million acquired members, targets large employers with 5,000 or more employees and a majority of the medical members it serves are in health plans that are self-funded by employers. The GBO offers indemnity and PPO plans and also provides life, dental, pharmacy, utilization management and disability coverage to a variety of employer groups.

The Company expects to incur approximately $10 to $15 million of costs relating to the GBO acquisition during 1998, a portion of which is expected to be reflected in the Company's results of operations. To date, the Company has incurred approximately $5.0 million of these costs.

At the time that the GBO acquisition was consummated, the Company expected that it would experience material membership attrition of up to 30% as it integrated the GBO operations and implemented its strategy of motivating traditional indemnity insurance members to select managed care products through, among other things, product design and premium increases. Premium increases implemented since the time of the acquisition have not resulted in the expected membership attrition. To date the Company has experienced less than 10% attrition. The Company is currently unable to determine if and to what extent the Company may experience additional membership attrition as it continues to integrate this acquired business.

The Company has acquired certain businesses over the last two years which historically experienced a higher overall loss ratio than the Company. These acquired businesses have contributed to an increase in the Company's overall loss ratio. In order to control the respective loss ratios and reduce the financial risk of these acquired businesses, the Company has undertaken a variety of measures, including significant premium increases and changes in product design. Such businesses have historically also experienced a higher administrative expense ratio than the Company's traditional California business due to the higher percentage of management services business. These higher administrative expense ratios have contributed to an increase in the Company's overall administrative expense ratio since the respective dates of acquisition.

In order to integrate its acquired businesses and implement its regional expansion strategy, the Company will need to finish building its provider and sales networks and successfully convert some or all of these books of business to the Company's existing information systems, which will require additional expenditures by the Company.

In response to higher than anticipated utilization with respect to certain co-payment products offered to the Company's individual and small group customers in California, the Company has recently implemented or intends to implement premium increases with respect to such products. The Company will continue to evaluate the need for further price increases, plan design changes and other appropriate actions in the future in order to maintain profit margins. There can be no assurances, however, that the Company will be able to take subsequent pricing or other actions or that any actions previously taken or implemented in the future will be successful in addressing any concerns that may arise with respect to the performance of certain businesses.

LEGISLATION

A variety of health care reform measures are currently pending or have been recently enacted at the Federal, state and local levels. Federal legislation enacted during the last two years seeks, among other things, to insure the portability of health coverage and mandates minimum maternity hospital stays. These and other proposed measures may have the effect of dramatically altering the regulation of health care and of increasing the Company's loss ratio or decrease the affordability of the Company's products. In May 1997, the Texas Legislature adopted Senate Bill No. 386 ("SB 386"). Among other things, this legislation purports to make managed care organizations ("MCOs") such as the Company liable for the failure by the MCO, its employees or agents to exercise ordinary care when making "health care treatment decisions" (as defined in SB 386). The legislation was effective as of September 1, 1997. To date, this legislation has not adversely affected the Company's results of operations. However, though the Company maintains insurance covering such liabilities, to the extent that this legislation (or similar legislation that may be subsequently adopted at the Federal or state level) effectively expands the scope of liability of MCOs such as the Company, it may have a material adverse effect on the Company's results of operations and financial condition.

YEAR 2000

The Company is substantially dependent on its computer systems and applications due to the nature of its managed health care business and the increasing number of electronic transactions in the industry. Historically, some computer systems and applications were developed to recognize the year as a two-digit number, with the digits "00" being recognized as the year 1900. The year 2000 presents a number of potential problems for such systems, including potentially significant processing errors or failure. Given the Company's reliance on its computer systems, the Company's results of operations could be materially adversely affeted by any such error or failures. In order to address these problems the Company has developed and is in the midst of executing a comprehensive plan designed to address the "year 2000" issue for its computer systems and applications. During 1997, the Company completed a detailed risk assessment of its various computer systems and applications and other affected systems, formulated a plan for specific remediation efforts and began certain of such remediation efforts. During 1998 and the first quarter of 1999, the Company expects to continue and complete its remediation efforts and to undertake internal testing of its systems and applications. By the second quarter of 1999, the Company expects to undergo third-party testing of its applications and systems. The Company currently estimates that its costs related to year 2000 compliance remediation for Company-owned systems and applications will be approximately $20 million in 1998 and approximately $2.0 million in 1999. As of June 30, 1998, the Company has expended approximately $8.5 million for its year 2000 remediation efforts. Assuming the Company's pending acquisition of Cerulean is consummated (See
Note 8), similar remediation and testing efforts with respect to Cerulean-owned systems and applications may increase the Company's total expenditures. The Company expenses these costs as incurred and funds these costs through cash flow from operations. The Company is currently formulating detailed contingency plans for its specific business units in the event that its various systems and applications do not achieve year 2000 compliance in a timely fashion. The Company currently expects that this contingency planning will be completed by the end of 1998.

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

The Company's results of operations for each of the quarters ended June 30, 1998 and 1997 include a full quarter of earnings for the acquired operations of the GBO. The Company's results of operations for the six months ended June 30, 1998 also include a full period of earnings related to the acquired operations of the GBO. For the six months ended June 30, 1997, the results of operations include earnings from March 1, the effective date of acquisition.

The following table sets forth selected operating ratios. The loss ratio for health care services and other benefits is shown as a percentage of premium revenue. All other ratios are shown as a percentage of premium revenue and management services revenue combined. Prior year ratios have been restated to exclude the operations of the discontinued Workers' Compensation segment.

                                               Three Months Ended   Six Months Ended
                                                     June 30,           June 30,
                                               ------------------   ----------------
                                                 1998       1997      1998     1997
                                               -------    -------   -------- -------
        Operating Revenues:
           Premium revenue                       93.3%      92.6%     93.0%    93.6%
           Management services revenue            6.7%       7.4%      7.0%     6.4%
                                                -----      -----     -----    -----
                                                100.0%     100.0%    100.0%   100.0%
        Operating Expenses:
           Health care services and other
                benefits (loss ratio)            80.6%      80.7%     80.4%    79.6%
           Selling expense                        4.4%       4.4%      4.4%     4.6%
           General and administrative expense    15.6%      16.4%     15.7%    15.6%

MEMBERSHIP

The following table sets forth membership data and the percent change in membership:

MEDICAL MEMBERSHIP(a):

                                                     As of June 30,
                                               --------------------------
                                                                              Percent
                                                  1998            1997        Change
                                               ----------      ----------     -------
CALIFORNIA (d)
   Group Services:
      HMO                                         911,271         738,656       23.4%
      PPO and Other                             1,537,211       1,336,703       15.0%
                                                ---------       ---------
         Total                                  2,448,482       2,075,359       18.0%
                                                ---------       ---------
   Individual, Small Group and Senior:
      HMO                                         332,413         290,694       14.4%
      PPO and Other                             1,310,961       1,234,549        6.2%
                                                ---------       ---------
         Total                                  1,643,374       1,525,243        7.7%
                                                ---------       ---------
   Medi-Cal HMO Programs                          395,627         267,939       47.7%
                                                ---------       ---------
Total California Medical Membership             4,487,483       3,868,541       16.0%
                                                ---------       ---------
TEXAS
   Group Services                                 162,770         164,802       -1.2%
   Individual, Small Group and Senior              88,840          50,423       76.2%
                                                ---------       ---------
         Total                                    251,610         215,225       16.9%
                                                ---------       ---------
GEORGIA
   Group Services                                  92,083          92,960       -0.9%
   Individual, Small Group and Senior              12,217           5,437      124.7%
                                                ---------       ---------
         Total                                    104,300          98,397        6.0%
                                                ---------       ---------
OTHER STATES
   Group Services                               1,924,428       1,884,281        2.1%
   Individual, Small Group and Senior              15,403           1,522      912.0%
                                                ---------       ---------
         Total                                  1,939,831       1,885,803        2.9%
                                                ---------       ---------
Total National Medical Membership               2,295,741       2,199,425        4.4%
                                                ---------       ---------
TOTAL MEDICAL MEMBERSHIP (b)                    6,783,224       6,067,966       11.8%
                                                ---------       ---------
                                                ---------       ---------
NETWORKS (c)
   Proprietary Networks                         4,317,923       3,674,522       17.5%
   Other Networks                               1,441,500       1,315,147        9.6%
   Non-Network                                  1,023,801       1,078,297       -5.1%
                                                ---------       ---------
TOTAL MEDICAL MEMBERSHIP                        6,783,224       6,067,966       11.8%
                                                ---------       ---------
                                                ---------       ---------

(a) Membership numbers are approximate and include some estimates based upon the number of contracts at the relevant date and an actuarial estimate of the number of members represented by the contract.
(b) Medical membership includes 2,654,230 and 2,352,000 management services members as of June 30, 1998 and 1997, respectively, of which those management services members outside of California were 1,697,125 and 1,582,000 as of June 30, 1998 and 1997, respectively.
(c) Proprietary networks consist of California, Texas and other WellPoint-developed networks. Other networks consist of third-party networks and networks owned by the Company as a result of acquisitions that incorporate provider discounts and some basic managed care elements. Non-network consists of fee for service and percentage of billed charges contracts with providers.
(d) Classification of California membership versus other states based upon zip code of the covered employer or individual subscriber company. Outside California, state membership is based upon subscriber zip code.

                                           As of June 30,
                                     ---------------------------       Percent
                                        1998             1997          Change
                                     ------------   ------------       -------
SPECIALTY MEMBERSHIP:

   Pharmacy                            13,589,994     13,418,747         1.3%
   Dental                               3,128,899      3,083,854         1.5%
   Utilization Management               2,825,686      2,839,228        -0.5%
   Life                                 2,125,357      1,629,087        30.5%
   Disability                             954,210      1,147,704       -16.9%
   Behavioral Health                      727,675        664,228         9.6%

COMPARISON OF RESULTS FOR THE SECOND QUARTER 1998 TO THE SECOND QUARTER 1997

Premium revenue increased 13.1%, or $169.2 million, to $1,465.3 million for the quarter ended June 30, 1998 from $1,296.1 million for the quarter ended June 30, 1997. The increase is primarily attributable to an increase in insured member months of 10.5. Also contributing to the increased premium revenue was an increase in the per member per month premiums due to price increases in the Company's insured medical products and more growth in its large employer group business which has higher premium rates than the Company's other businesses.

Management services revenue increased approximately $0.6 million to $104.6 million for the quarter ended June 30, 1998 from $104.0 million for the quarter ended June 30, 1997.

Investment loss was $8.0 million for the quarter ended June 30, 1998 compared to investment income of $40.7 million for the quarter ended June 30, 1997, a decrease of $48.7 million. The decline was attributable to the recognition of an "other than temporary" decline in the value in accordance with SFAS No. 115 of $48.7 million relating to the Company's equity holdings in FPA Medical Management, Inc. ("FPA"), which has subsequently filed for bankruptcy. Net realized gains on equity securities decreased $4.9 million to $2.9 million for the quarter ended June 30, 1998 in comparison to $7.8 million for the quarter ended June 30, 1997, excluding the loss on FPA. The decline in net realized gains on equity securities was partially offset by net realized gains from debt securities which increased $1.6 million to $1.9 million for the quarter ended June 30, 1998. Net interest and dividend income increased $2.6 million to $36.4 million for the quarter ended June 30, 1998 in comparison to $33.8 million for the quarter ended June 30, 1997. This increase was primarily due to slightly higher yields in 1998 over 1997, partially offset by the cash used for repayment of indebtedness under the Company's senior credit facility.

Health care services and other benefits expense increased 12.9%, or $135.1 million, to $1,180.4 million for the quarter ended June 30, 1998 from $1,045.3 million for the quarter ended June 30, 1997. The previously mentioned increase in insured member months of 10.5% contributed to the increased claims expense.

COMPARISON OF RESULTS FOR THE SECOND QUARTER 1998 TO THE SECOND QUARTER 1997, CONTINUED

The loss ratio attributable to managed care and related products for the quarter ended June 30, 1998 slightly decreased to 80.6% compared to 80.7% for the quarter ended June 30, 1997.

Selling expense consists of commissions paid to outside brokers and agents representing the Company. Selling expense for the quarter ended June 30, 1998 increased 10.5% to $68.4 million compared to $61.9 million for the quarter ended June 30, 1997, corresponding with continued overall premium revenue growth. The selling expense ratio was 4.4% for each of the quarters ended June 30, 1998 and 1997.

General and administrative expense for the quarter ended June 30, 1998 increased 6.7%, or $15.3 million, to $244.3 million for the quarter ended
June 30, 1998 from $229.0 million for the quarter ended June 30, 1997. The increase resulted from costs associated with the Company's national expansion, particularly related to the integration of the acquired businesses to the Company's information systems, which have been enhanced to accommodate the more complex products offered by those businesses, and the increase in its Medi-Cal business.

The administrative expense ratio decreased to 15.6% for the quarter ended June 30, 1998, compared to 16.4% for the quarter ended June 30, 1997, primarily due to synergy savings from the consolidation of various regional offices and the integration of information system centers related to acquired businesses.

Interest expense was $7.3 million for the quarter ended June 30, 1998 and $9.8 million for the quarter ended June 30, 1997. The decrease in interest expense is related to repayment of indebtedness with the effective interest rate paid by the Company remaining relatively stable. The Company's long-term indebtedness at June 30, 1998 was $298.0 million compared to $388.0 million at June 30, 1997. The weighted average interest rate for all debt for the quarter ended June 30, 1998, including the fees associated with the borrowings and interest rate swaps, was 7.6%.

The Company's income from continuing operations for the quarter ended June
30, 1998 was $32.8 million, compared to $48.6 million for the quarter ended June 30, 1997. Earnings per share from continuing operations totaled $0.47 and $0.70 for the quarters ended June 30, 1998 and 1997, respectively. Earnings per share from continuing operations assuming full dilution totaled $0.45 and $0.69 for the quarters ended June 30, 1998 and 1997, respectively. Earnings per share from continuing operations for the quarter ended June 30, 1997 included nonrecurring costs of $0.07 per share. Earnings per share for all periods presented has been calculated in accordance with Statement of Financial Accounting Standards No. 128, "Earnings Per Share" ("SFAS No. 128").

Earnings per share for the quarter ended June 30, 1998 is based upon weighted average shares outstanding of 70.1 million, excluding common stock equivalents, and 71.4 million shares, assuming full dilution. Earnings per share for the quarter ended June 30, 1997 has been calculated using 69.3 million shares excluding common stock equivalents, and 70.0 million

COMPARISON OF RESULTS FOR THE SECOND QUARTER 1998 TO THE SECOND QUARTER 1997, CONTINUED

shares, assuming full dilution. For the quarter ended June 30, 1998, the increase in weighted average shares outstanding primarily relates to the issuance of common stock through a public offering on April 10, 1997 for the sale of 3 million shares in addition to common stock issued through the Company's stock option plans.

COMPARISON OF RESULTS FOR THE SIX MONTHS ENDED JUNE 30, 1998 TO THE SIX MONTHS ENDED JUNE 30, 1997

Premium revenue increased 19.7%, or $475.5 million, to $2,895.2 million for the six months ended June 30, 1998 from $2,419.7 million for the six months ended June 30, 1997. The additional two months of the GBO operations in 1998 compared to 1997 contributed 16.8% or $80.1 million of the premium revenue increase. Also contributing to increased premium revenue in the second quarter was an increase in insured member months of 11.7%, excluding the GBO. Additionally, there was an increase in the per member per month premiums due to price increases in the Company's insured medical products and more growth in its large employer group business which has higher premium rates than the Company's other businesses.

Management services revenue increased 31.9%, or $53.0 million, to $219.4 million for the six months ended June 30, 1998 from $166.4 million for the six months ended June 30, 1997. The increase was primarily due to $25.3 million of incremental management services revenue related to the GBO acquisition, representing 47.7% of the increase. Also contributing to increased management services revenue was a rate increase in management services fees related to the Life and Health Benefits Management Division of Massachusetts Mutual Life Insurance Company ("MMHD") acquired business.

Investment income decreased $44.8 million to $31.4 million for the six months ended June 30, 1998 compared to $76.2 million for the six months ended June 30, 1997. The decline was primarily due to FPA. Net realized gains on equity securities decreased $11.8 million to $3.2 million for the six months ended June 30, 1998 in comparison to $15.0 million for the six months ended June 30, 1997, excluding FPA. The decline in net realized gains on equity securities was partially offset by net realized gains from debt securities which increased $3.2 million to $5.6 million for the six months ended June 30, 1998. Net interest and dividend income increased $9.7 million to $72.3 million for the six months ended June 30, 1998, in comparison to $62.6 million for the six months ended June 30, 1997. This increase was primarily due to increased interest income on the investment portfolios of the acquired GBO business and slightly higher yields in 1998 over 1997, partially offset by the cash used for repayment of indebtedness under the Company's senior credit facility.

Health care services and other benefits expense increased 20.9%, or $401.8 million, to $2,326.9 million for the six months ended June 30, 1998 from $1,925.1 million for the six months ended June 30, 1997. The additional two months of the GBO operations in 1998 compared to 1997 contributed 22.7% of the increase and accounted for $91.4 million. Additionally, the previously mentioned increase in insured member months of 11.7% contributed to the increased claims expense.

COMPARISON OF RESULTS FOR THE SIX MONTHS ENDED JUNE 30, 1998 TO THE SIX MONTHS ENDED JUNE 30, 1997, CONTINUED

The loss ratio attributable to managed care and related products for the six months ended June 30, 1998 increased to 80.4% compared to 79.6% for the six months ended June 30, 1997, due partially to the additional two months of the GBO operations in 1998 compared to 1997 on the Company's overall results. The acquired GBO business has traditionally experienced a higher loss ratio than the Company's managed care products. Excluding the GBO on the same basis in both periods, the loss ratio would have been 79.4% for the six months ended June 30, 1998. The slight decline is due, in part, to continuing efforts to control costs.

Selling expense for the six months ended June 30, 1998 increased 14.0% to $135.8 million compared to $119.1 million for the six months ended June 30, 1997, corresponding with continued overall premium revenue growth. The selling expense ratio for the six months ended June 30, 1998 decreased to 4.4% from 4.6% for the six months ended June 30, 1997, largely due to the acquisition of the GBO, which has a lower selling expense ratio than the Company's existing business due to use of an internal sales force. Excluding the GBO for the period prior to its acquisition for the six months ended June 30, 1998, the selling expense ratio would have been 4.5%. The Company's growth in Medi-Cal and large employer group medical products had an impact on lowering the selling expense ratio as a result of the lower selling costs associated with these products in comparison to the Company's other products.

General and administrative expense for the six months ended June 30, 1998 increased 20.9%, or $84.6 million, to $488.8 million for the six months ended June 30, 1998 from $404.2 million for the six months ended June 30, 1997. The additional two months of the GBO operations in 1998 compared to 1997 accounted for 40.2% or $34.0 million of the increase. Additional increases resulted from costs associated with increased membership growth, primarily related to medical products, including Medi-Cal business.

The administrative expense ratio increased to 15.7% for the six months ended June 30, 1998, compared to 15.6% for the six months ended June 30, 1997, primarily due to the increased administrative expense associated with the GBO acquisition. The GBO has historically had higher administrative expense ratios than the Company's California-based businesses, due to its higher percentage of management services business. The administrative expense ratio, excluding the GBO for the period prior to its acquisition for the six months ended June 30, 1998, was 15.1% for the six months ended June 30, 1998. This decline is primarily due to synergy savings from the consolidation of various regional offices and the integration of information system centers related to acquired businesses.

Interest expense was $14.6 million for the six months ended June 30, 1998 and $20.6 million for the six months ended June 30, 1997. The decrease in interest expense was related to the repayment of indebtedness as the effective interest rate paid by the Company remained relatively stable. The Company's long-term indebtedness at June 30, 1998 was $298.0 million compared to $388.0 million at June 30, 1997. The weighted average interest rate for all

COMPARISON OF RESULTS FOR THE SIX MONTHS ENDED JUNE 30, 1998 TO THE SIX MONTHS ENDED JUNE 30, 1997, CONTINUED

debt for the six months ended June 30, 1998, including the fees associated with the borrowings and interest rate swaps, was 7.6%.

The Company's income from continuing operations for the six months ended June 30, 1998 was $99.9 million, compared to $98.6 million for the six months ended June 30, 1997. Earnings per share from continuing operations totaled $1.43 and $1.45 for the six months ended June 30, 1998 and 1997, respectively. Earnings per share from continuing operations assuming full dilution totaled $1.40 and $1.44 for the six months ended June 30, 1998 and 1997, respectively. Earnings per share from continuing operations for the six months ended June 30, 1997 included nonrecurring costs of $0.13 per share. Earnings per share for all periods presented has been calculated in accordance with SFAS No. 128.

Earnings per share for the six months ended June 30, 1998 is based upon weighted average shares outstanding of 70.0 million, excluding common stock equivalents, and 71.2 million shares, assuming full dilution. Earnings per share for the six months ended June 30, 1997 has been calculated using 67.9 million, excluding common stock equivalents, and 68.3 million shares, assuming full dilution. For the six months ended June 30, 1998, the increase in weighted average shares outstanding primarily relates to the issuance of common stock through a public offering on April 10, 1997 for the sale of 3 million shares in addition to common stock issued through the Company's stock option plans.

FINANCIAL CONDITION

The Company's consolidated assets decreased by $30.6 million, or 0.7%, from $4,234.1 million as of December 31, 1997 to $4,203.5 million as of June 30, 1998. Cash and investments were $2.6 billion as of June 30, 1998, or 60.7% of total assets.

As of June 30, 1998, $298.0 million was outstanding under the Company's long-term debt facilities, compared to $388.0 million at December 31, 1997. Debt repayments were principally funded from internally generated cash flow.

Stockholders' equity totaled $1,281.3 million as of June 30, 1998, an increase of $58.1 million from $1,223.2 million as of December 31, 1997. The increase resulted primarily from net income of $11.7 million for the six months ended June 30, 1998, $20.9 million of stock issuances under the Company's stock option/award plan and $25.7 million change in net unrealized valuation gain adjustments on investment securities, net of tax.


LIQUIDITY AND CAPITAL RESOURCES

The Company's primary sources of cash are premium and management services revenues received and investment income. The primary uses of cash include health care claims and other benefits, capitation payments, income taxes, repayment of long-term debt, interest expense, broker and agent commissions, administrative expenses and capital expenditures. In addition to the foregoing, other uses of cash include costs of provider networks and systems development, and costs associated with acquisitions and the integration of acquired businesses. The Company receives premium revenue in advance of anticipated claims for related health care services and other benefits. The Company's investment policies are designed to provide liquidity, preserve capital and maximize yield. Cash and investment balances maintained by the Company are sufficient to meet applicable regulatory financial stability and net worth requirements. As of June 30, 1998, the Company's investment portfolio consisted primarily of investment grade fixed maturity securities and equity securities.

Net cash flow provided by continuing operating activities was $77.5 million for the six months ended June 30, 1998, compared with $208.1 million for the six months ended June 30, 1997. Cash flow from continuing operations for the six months ended June 30, 1998 is due primarily to net income of $11.7 million, adjusted for an increase in receivables of $79.7 million, which is primarily related to the timing of the collection of several large customer receivables in the normal course of business, increases in liabilities related to growth of insured members and timing of other operating liability payments. Cash flow for the six months ended June 30, 1997 was significantly affected by the timing of collection of GBO acquired receivables and timing of certain income tax payments.

Net cash used in continuing investing activities for the six months ended June 30, 1998 totaled $68.6 million, compared with net cash provided by continuing investing activities of $87.4 million for the six months ended June 30, 1997. The cash used in 1998 was attributable primarily to the purchase of investments for $1.5 billion, partially offset by the proceeds from investments sold and matured of $1.4 billion.

Net cash used in financing activities totaled $69.3 million for the six months ended June 30, 1998, compared to net cash used in financing activities of $46.9 million for the six months ended June 30, 1997. Repayments on long-term debt totaled $90.0 million for the six months ended June 30, 1998. The Company received proceeds of $20.9 million from the issuance of common stock related to its stock option plans.

The Company has a $1.0 billion unsecured revolving credit facility. Borrowings under the credit facility bear interest at rates determined by reference to the bank's base rate or to the London Interbank Offered Rate ("LIBOR") plus a margin determined by reference to the Company's leverage ratio (as defined in the credit agreement) or the then-current rating of the Company's unsecured long-term debt by specified rating agencies. Borrowings under the credit facility are made on a committed basis or pursuant to an auction-bid process. The credit facility expires as of May 15, 2002, although it may be extended for an additional one-year

LIQUIDITY AND CAPITAL RESOURCES, CONTINUED period under certain circumstances. The credit agreement requires the Company to maintain certain financial ratios and contains restrictive covenants, including restrictions on the occurrence of additional indebtedness and the granting of certain liens, limitations on acquisitions and investments and limitations on changes in control. The total amount outstanding under the credit facility was $274.0 million and $368.0 million as of June 30, 1998 and December 31, 1997, respectively. The weighted average interest rate, including the Company's interest rate swap agreements, for the six months ended June 30, 1998 was 7.60%.

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

Pursuant to the Merger Agreement with Cerulean, certain shareholders of Cerulean will be able to receive either WellPoint Common Stock or cash in exchange for their Cerulean shares. The cash component of the transaction is subject to a maximum of $225 million. The Company's Board of Directors has also approved a stock repurchase program with respect to up to 8 million shares of WellPoint Common Stock. To date the Company has acquired 1,000,000 shares under such stock repurchase program. In making such repurchases, the Company will take into account, among other things, the number of shares expected to be issued in connection with the Merger. The Company currently expects that the cash component of the Merger, as well as any shares repurchased under the Company's stock repurchase program, will be funded with cash flow from operations or borrowings under the Company's existing revolving credit facility. Cerulean has multiple regulated entities which are subject to risk-based capital requirements of the Georgia Department of Insurance and various requirements of the BCBSA.

As a licensee of the Blue Cross Blue Shield Association (the "BCBSA"), the Company and certain subsidiaries must maintain certain capital requirements. As of June 30, 1998, the Company and its subsidiaries were in compliance with these requirements.

Certain of the Company's subsidiaries are required to maintain minimum capital requirements prescribed by various regulatory agencies, including the California Department of Corporations, and the Departments of Insurance in various states. As of June 30, 1998, those subsidiaries of the Company were in compliance with all minimum capital requirements.

In July 1996, the Company filed a registration statement relating to the issuance of $1.0 billion of senior or subordinated unsecured indebtedness. As of June 30, 1998, no indebtedness had been issued pursuant to this registration statement.

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

As part of the Company's business strategy, the Company has recently acquired substantial operations in new geographic markets. The Company has also recently entered into a merger agreement with Cerulean, pursuant to which Cerulean will become a wholly-owned subsidiary of the Company. These businesses, which include substantial indemnity-based insurance operations, have experienced varying profitability or losses in recent periods. Since the relevant dates of acquisition, the Company has continued to work extensively on the integration of these businesses; however, there can be no assurances regarding the ultimate success of the Company's integration efforts or regarding the ability of the Company to maintain or improve the results of operations of the businesses of completed or pending transactions as the Company pursues its strategy of motivating the acquired members to select managed care products. In order to implement this business strategy, the Company has and will, among other things, need to continue to incur considerable expenditures for provider networks, distribution channels and information systems in addition to the costs associated with the integration of these acquisitions. The integration of these complex businesses may result in, among other things, temporary increases in claims inventory or other service-related issues that may negatively affect the Company's relationship with its customers and contribute to increased attrition of such customers. The Company's results of operations could be adversely affected in the event that the Company experiences such problems or is otherwise unable to implement fully its expansion strategy.

The Company's operations are subject to substantial regulation by Federal, state and local agencies in all jurisdictions in which the Company now operates. Many of these agencies have increased their scrutiny of managed health care companies in recent periods. The Company also provides insurance products to Medi-Cal beneficiaries in various California counties under contracts with the California Department of Health Services and provides administrative services to the Health Care Finance Administration ("HCFA") in various capacities. There can be no assurance that acting as a government contractor in these circumstances will not increase the risk of heightened scrutiny by such government agencies and that profitability from this business will not be adversely impacted through inadequate premium rate increases due to governmental budgetary issues. Future actions by any regulatory agencies may have a material adverse effect on the Company's business.

FACTORS THAT MAY AFFECT FUTURE RESULTS OF OPERATIONS, CONTINUED

The Company and certain of its subsidiaries are subject to capital requirements by the California Department of Corporations, various other state regulatory agencies and the Blue Cross Blue Shield Association. Although the Company is currently in compliance with all applicable requirements, there can be no assurances that such requirements will not be increased in the future.

The Company's future results will depend in large part on accurately predicting health care costs incurred on existing business and upon the Company's ability to control future health care costs through product and benefit design, underwriting criteria, utilization management and negotiation of favorable provider contracts. Changes in mandated benefits, utilization rates, demographic characteristics, health care practices, provider consolidation, inflation, new pharmaceuticals/technologies, clusters of high-cost cases, the regulatory environment and numerous other factors are beyond the control of any health plan provider and may adversely affect the Company's ability to predict and control health care costs and claims, as well as the Company's financial condition or results of operations. Periodic renegotiation of hospital and other provider contracts coupled with continued consolidation of physician, hospital and other provider groups may result in increased health care costs, limit the Company's ability to negotiate favorable rates or subject the Company to increased credit risk related to provider groups. Additionally, the Company faces competitive pressure to contain premium prices. Fiscal concerns regarding the continued viability of government-sponsored programs such as Medicare and Medicaid may cause decreasing reimbursement rates for these programs. Any limitation on the Company's ability to increase or maintain its premium levels, design products, select underwriting criteria or negotiate competitive provider contracts, may adversely affect the Company's financial condition or results of operations.

Managed care organizations, both inside and outside California, operate in a highly competitive environment that has undergone significant change in recent years as a result of business consolidations, new strategic alliances, aggressive marketing practices by competitors and other market pressures. Additional increases in competition could adversely affect the Company's financial condition or results of operations.

As a result of the Company's recent acquisitions, the Company now operates on a national basis and offers a spectrum of health care and specialty products through various risk sharing arrangements. The Company's health care products include a variety of managed care offerings as well as traditional fee-for-service coverage. With respect to product type, fee-for-service products are generally less profitable than managed care products. A critical component of the Company's expansion strategy is to transition over time the traditional insurance members of the Company's acquired businesses to more managed care products. With respect to the risk-sharing nature of products, managed care products that involve greater potential risk to the Company generally tend to be more profitable than management services products and those managed care products where the Company is able to shift risks to employer groups. Individuals and small employer groups are more likely to purchase the Company's higher-risk managed care products because such purchasers are generally unable or

FACTORS THAT MAY AFFECT FUTURE RESULTS OF OPERATIONS, CONTINUED unwilling to bear greater liability for health care expenditures. Over the past few years, the Company has experienced greater margin erosion in its higher risk managed care products than in its lower-risk managed care and management services products. This margin erosion is attributable to product mix change, product design, competitive pressure and greater regulatory restrictions applicable to the small employer group market. During the last three fiscal quarters, the Company has implemented price increases in certain of its managed care businesses. In response to higher than anticipated utilization with respect to certain co-payment products offered to the Company's individual and small group customers in California, the Company has recently implemented or intends to implement premium increases with respect to such products. While these price increases are intended to improve profitability, there can be no assurance that this will occur. Subsequent unfavorable changes in the relative profitability between the Company's various products could have a material adverse effect on the Company's results of operations and on the continued feasibility of the Company's geographic expansion strategy.

Substantially all of the Company's investment assets are in interest-yielding debt securities of varying maturities. The value of such securities is highly sensitive to fluctuations in short-and long-term interest rates, with the value decreasing as such rates increase or increasing as such rates decrease. Changes in the value of the Company's investment assets, as a result of interest rate fluctuations, can affect the Company's results of operations and stockholders' equity. There can be no assurances that interest rate fluctuations will not have a material adverse affect on the results of operations or financial condition of the Company.

The Company is dependent on retaining existing employees and attracting additional qualified employees to meet its future needs. The Company faces intense competition for qualified personnel, especially qualified computer programmers, actuaries and other professional and technical employees. There can be no assurances that an inability to retain existing employees or attract additional employees will not have a material adverse effect on the Company's results of operations.

PART II.   OTHER INFORMATION

ITEM 4     SUBMISSION OF MATTERS TO A VOTE OF SECURITYHOLDERS

     On May 12, 1998, the annual meeting of stockholders of the Company was held. The agenda items for such meeting are shown below along with the vote of the Company's Common Stock with respect to such agenda items.

     1. Election of two Class II Directors to serve until the 2001 Annual Meeting of Stockholders or the election of their successors.

               Nominee:  David R. Banks
                         Votes FOR: 64,861,449
                         Votes WITHHELD AUTHORITY: 58,049

               Nominee:  Stephen L. Davenport
                         Votes FOR: 64,707,279
                         Votes WITHHELD AUTHORITY: 212,219

     The terms of Leonard D. Schaeffer, W. Toliver Besson, Roger E. Birk, Sheila P. Burke, Julie A. Hill and Elizabeth A. Sanders continued after the meeting.

     2. Proposal to approve an amendment to the Company's 1994 Stock Option/Award Plan.

               Votes FOR:                 45,864,568
               Votes AGAINST:             18,995,993
               Votes ABSTAIN:                 37,003
               Broker non-votes:              21,934

     3. Ratification of the selection of PricewaterhouseCoopers LLP
        (formerly known as Coopers & Lybrand L.L.P.) as the Company's independent public accountants for the fiscal year ending December 31, 1998.

               Votes FOR:                 64,884,791
               Votes AGAINST:                 12,712
               Votes ABSTAIN:                 21,703
               Broker non-votes:                 115

        Stockholder proposals submitted pursuant to Rule 14a-8 of the Securities Exchange Act of 1934 must be received by the Company on or before November 27, 1998 to be considered for inclusion in the proxy statement for the 1999 Annual Meeting of Stockholders, which is currently expected to be held on May 11, 1999. Management of the Company may exercise discretionary voting authority with respect to any stockholder proposal which is not submitted for inclusion pursuant to Rule 14a-8 in the proxy statement for the 1999 Annual Meeting of Stockholders if such proposal is received by the Company after February 14, 1999.

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

         3.02 Bylaws of the Registrant, incorporated by reference to Appendix B to the Proxy Statement on Schedule 14A of WellPoint California, filed on May 8, 1997, File No. 333-03292-01

         4.01 Specimen of common stock certificate of WellPoint Health Networks Inc., incorporated by reference to Exhibit 4.4 of Registrant's Registration Statement on Form 8-B, Registration No. 001-13083

         4.02 Restated Certificate of Incorporation of the Registrant (included in Exhibit 3.01)

         4.03     Bylaws of the Registrant (included in Exhibit 3.02)

         10.01 California Blue Cross License Addendum (Amended and Restated as of June 12, 1998) by and among the Registrant, Blue Cross of California and the Blue Cross Blue Shield Association, incorporated by reference to Exhibit 99.1 of Registrant's Current Report on Form 8-K filed on June 15, 1998.

         10.02 Amendment No. 1 dated as of June 12, 1998 to the Amended and Restated Voting Trust Agreement by and among the Registrant, the California Health Care Foundation and Wilmington Trust Company, incorporated by reference to Exhibit 99.2 of the Registrant's Current Report on Form 8-K filed on June 15, 1998.

         10.03 Amendment No. 1 dated as of June 12, 1998 to the Share Escrow Agent Agreement by and between the Registrant and U.S. Trust Company of California, N.A., incorporated by reference to
                  Exhibit 99.3 of the Registrant's Current Report on Form 8-K filed on June 15, 1998.

         Exhibit


         10.04 Promissory Note dated as of June 23, 1998 made by Joan Herman in favor of registrant.

         27.1     Financial Data Schedule

(b)      Reports on Form 8-K

On June 15, 1998, the company filed a Current Report on Form 8-K which reported that the Company and the Blue Cross Blue Shield Association (the "BCBSA") had entered into an amended and restated California Blue Cross License Addendum (the "Addendum"). The restated Addendum modified the requirements of the BCBSA imposed on the composition of the Board of Directors of the California Health Care Foundation (the "Foundation") and the requirements on the Foundation under certain circumstances to place its holdings of WellPoint Common Stock into a voting trust.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       WELLPOINT HEALTH NETWORKS INC.
                                       Registrant


Date: August 14, 1998                  By: \s\ LEONARD D. SCHAEFFER
                                           -----------------------------------
                                           Leonard D. Schaeffer
                                           Chairman of the Board of Directors
                                           and Chief Executive Officer



Date: August 14, 1998                  By: \s\ DAVID C. COLBY
                                           -----------------------------------
                                           David C. Colby
                                           Executive Vice President
                                           and Chief Financial Officer



Date: August 14, 1998                  By: \s\ S. LOUISE MCCRARY
                                           -----------------------------------
                                           S. Louise McCrary
                                           Senior Vice President and
                                           Chief Accounting Officer