Form 10-Q
period 1998-09-30
WELLPOINT HEALTH NETWORKS INC /DE/
filed 1998-11-13
CIK 1013220

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q
(Mark One)

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
     OF THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1998

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes   X    No
                                               ----      ----
     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

      Title of each class                     Outstanding at November 11, 1998
 -----------------------------                --------------------------------
 Common Stock, $0.0l par value                      66,949,912 shares

                         WELLPOINT HEALTH NETWORKS INC.
                          THIRD QUARTER 1998 FORM 10-Q
                               TABLE OF CONTENTS


PART I.  FINANCIAL INFORMATION                                            PAGE

  ITEM 1.  Financial Statements

            Consolidated Balance Sheets as of September 30, 1998 and
               December 31, 1997 . . . . . . . . . . . . . . . . . . . . . . 1

            Consolidated Income Statements for the Three and Nine Months
               Ended September 30, 1998 and 1997 . . . . . . . . . . . . . . 2

            Consolidated Statement of Changes in Stockholders' Equity
               for the Nine Months Ended September 30, 1998. . . . . . . . . 3

            Consolidated Statements of Cash Flows for the
               Nine Months Ended September 30, 1998 and 1997 . . . . . . . . 4

            Notes to Consolidated Financial Statements . . . . . . . . . . . 5

  ITEM 2.   Management's Discussion and Analysis of
               Financial Condition and Results of Operations . . . . . . . .11

PART II.  OTHER INFORMATION

  ITEM 6.   Exhibits and Reports on Form 8-K . . . . . . . . . . . . . . . .31

SIGNATURES . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .33

ITEM 1.  FINANCIAL STATEMENTS


                         WELLPOINT HEALTH NETWORKS INC.
                          Consolidated Balance Sheets

(IN THOUSANDS, EXCEPT SHARE DATA)                                  September 30,       December 31,
                                                                       1998                1997
                                                                   -------------        ------------
ASSETS                                                             (unaudited)
Current Assets:
   Cash and cash equivalents                                       $    270,206        $    269,067
   Investment securities, at market value                             2,227,192           2,188,651
   Receivables, net                                                     604,076             502,880
   Deferred tax assets                                                   63,845              68,279
   Income taxes recoverable                                             183,203                   -
   Other current assets                                                  50,616              50,262
                                                                   ------------        ------------
       Total Current Assets                                           3,399,138           3,079,139
Property and equipment, net                                             120,567             112,526
Intangible assets                                                        58,980             259,104
Goodwill                                                                376,840             361,643
Long-term investments                                                   103,883             102,819
Deferred tax assets                                                      79,582              61,078
Other non-current assets                                                 47,109              48,592
                                                                   ------------        ------------
       Total Non-Current Assets                                         786,961             945,762
                                                                   ------------        ------------
Net assets of discontinued operations held for sale                           -             209,223
                                                                   ------------        ------------
       Total Assets                                                 $ 4,186,099         $ 4,234,124
                                                                   ------------        ------------
                                                                   ------------        ------------

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
   Medical claims payable                                          $    960,059        $    922,658
   Reserves for future policy benefits                                   50,377              51,189
   Unearned premiums                                                    198,625             196,205
   Accounts payable and accrued expenses                                388,160             347,316
   Experience rated and other refunds                                   258,836             255,495
   Income taxes payable                                                       -             105,052
   Other current liabilities                                            368,082             302,032
                                                                   ------------        ------------
       Total Current Liabilities                                      2,224,139           2,179,947
Accrued postretirement benefits                                          64,537              63,891
Reserves for future policy benefits, non-current                        327,783             332,033
Long-term debt                                                          253,000             388,000
Other non-current liabilities                                            42,638              47,084
                                                                   ------------        ------------
       Total Liabilities                                              2,912,097           3,010,955
Stockholders' Equity:
   Preferred Stock - $0.01 par value, 50,000,000 shares
       authorized, none issued and outstanding                                -                   -
   Common Stock - $0.01 par value, 300,000,000 shares
       authorized, 70,339,977 and 69,778,086 issued
       at September 30, 1998 and December 31, 1997, respectively            703                 698
   Treasury stock, at cost, 2,650,856 and 4,571 shares at
       September 30, 1998 and December 31, 1997, respectively          (146,329)               (103)
   Additional paid-in capital                                           906,286             882,312
   Retained earnings                                                    509,202             345,318
   Accumulated other comprehensive income                                 4,140              (5,056)
                                                                   ------------        ------------
       Total Stockholders' Equity                                     1,274,002           1,223,169
                                                                   ------------        ------------
               Total Liabilities and Stockholders' Equity           $ 4,186,099         $ 4,234,124
                                                                   ------------        ------------
                                                                   ------------        ------------

See the accompanying notes to the consolidated financial statements.


                         WELLPOINT HEALTH NETWORKS INC.
                         Consolidated Income Statements
                                 (Unaudited)


(IN THOUSANDS, EXCEPT EARNINGS PER SHARE)         Three Months Ended September 30,   Nine Months Ended September 30,
                                                  --------------------------------   -------------------------------
                                                       1998             1997             1998             1997
                                                  --------------   ---------------   -------------   ---------------
Revenues:
   Premium revenue                                $    1,480,058   $    1,310,323    $   4,375,261   $    3,730,064
   Management services revenue                           109,587          108,311          329,002          274,730
   Investment income                                      39,094           47,287           70,511          123,463
                                                  --------------   ---------------   -------------   ---------------
                                                       1,628,739        1,465,921        4,774,774        4,128,257
Operating Expenses:
   Health care services and other benefits             1,191,848        1,078,158        3,518,793        3,003,254
   Selling expense                                        71,255           64,745          207,039          183,886
   General and administrative expense                    240,985          214,994          729,831          619,198
   Nonrecurring costs                                          -                -                -           14,535
                                                  --------------   ---------------   -------------   ---------------
                                                       1,504,088        1,357,897        4,455,663        3,820,873
                                                  --------------   ---------------   -------------   ---------------
Operating Income                                         124,651          108,024          319,111          307,384
   Interest expense                                        5,817            8,144           20,425           28,757
   Other expense, net                                      6,530            6,169           19,971           17,834
                                                  --------------   ---------------   -------------   ---------------
Income from Continuing Operations before
   Provision for Income Taxes                            112,304           93,711          278,715          260,793
   Provision (benefit) for income taxes                  (39,904)          38,029           26,563          106,544
                                                  --------------   ---------------   -------------   ---------------
Income from Continuing Operations                        152,208           55,682          252,152          154,249
Discontinued Operations:
   Income (Loss) from Workers' Compensation
     Segment, net of tax benefit of $0,
     $215, $6,959 and $651, respectively                       -             (114)         (12,592)           1,337
   Loss on disposal of Workers' Compensation
     Segment, net of tax benefit of $33,022                    -                -          (75,676)               -
                                                  --------------   ---------------   -------------   ---------------
Income (Loss) from Discontinued Operations                     -             (114)         (88,268)           1,337
                                                  --------------   ---------------   -------------   ---------------
Net Income                                        $      152,208   $       55,568   $      163,884   $      155,586
                                                  --------------   ---------------   -------------   ---------------
                                                  --------------   ---------------   -------------   ---------------

Earnings Per Share:
   Income from continuing operations              $         2.20   $         0.80   $         3.61   $         2.25
   Income (loss) from discontinued operations                  -                -            (1.26)            0.02
                                                  --------------   ---------------   -------------   ---------------
   Net income                                     $         2.20   $         0.80   $         2.35   $         2.27
                                                  --------------   ---------------   -------------   ---------------
                                                  --------------   ---------------   -------------   ---------------

Earnings Per Share Assuming Full Dilution:
   Income from continuing operations              $         2.16   $         0.79   $         3.56   $         2.23
   Income (loss) from discontinued operations                  -                -            (1.25)            0.02
                                                  --------------   ---------------   -------------   ---------------
   Net income                                     $         2.16   $         0.79   $         2.31   $         2.25
                                                  --------------   ---------------   -------------   ---------------
                                                  --------------   ---------------   -------------   ---------------

See the accompanying notes to the consolidated financial statements.

                      WELLPOINT HEALTH NETWORKS INC.
          Consolidated Statement of Changes in Stockholders' Equity
                                 (Unaudited)

(IN THOUSANDS)
                                                                            Common Stock
                                                                     ------------------------------
                                                                         Issued         In Treasury
                                                         Preferred   ------------------------------
                                                           Stock     Shares   Amount       Amount
                                                         ---------   ------   ------     ---------
Balance as of December 31, 1997                           $  -       69,778   $  698     $    (103)

Comprehensive income
  Net income
  Other comprehensive income, net of tax
    Change in unrealized valuation
    adjustment on investment securities,
    net of reclassification adjustment (see Note 4)
Total comprehensive income

Stock repurchased, 2,646,285 shares at cost                                               (146,226)

Stock issued under Company's stock option / award plan                  562       5
                                                          ----       ------   -----      ---------
Balance as of September 30, 1998                          $  -       70,340   $ 703      $(146,329)
                                                          ----       ------   -----      ---------
                                                          ----       ------   -----      ---------


(IN THOUSANDS)                                                                                Accumulated
                                                               Additional                       Other
                                                                Paid - in      Retained      Comprehensive
                                                                 Capital       Earnings         Income             Total
                                                               ----------     ---------      -------------      ----------
Balance as of December 31, 1997                                $  882,312     $ 345,318       $   (5,056)       $1,223,169

Comprehensive income
    Net income                                                                  163,884                            163,884
    Other comprehensive income, net of tax
        Change in unrealized valuation
        adjustment on investment securities,
        net of reclassification adjustment (see Note 4)                                            9,196             9,196
                                                                              ---------       ----------         ---------
Total comprehensive income                                                      163,884            9,196           173,080
                                                                              ---------       ----------         ---------

Stock repurchased, 2,646,285 shares at cost                                                                       (146,226)

Stock issued under Company's stock option / award plan             23,974                                           23,979

                                                               ----------     ---------       ----------         ---------
Balance as of September 30, 1998                               $  906,286     $ 509,202       $    4,140        $1,274,002
                                                               ----------     ---------       ----------         ---------
                                                               ----------     ---------       ----------         ---------

                         WELLPOINT HEALTH NETWORKS INC.
                      Consolidated Statements of Cash Flows
                                 (Unaudited)


(IN THOUSANDS)                                                                    Nine Months Ended September 30,
                                                                                  -------------------------------
                                                                                     1998              1997
                                                                                  -----------       -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Income from continuing operations                                               $   252,152       $   154,249
  Adjustments to reconcile income from continuing operations to net cash provided by continuing operating activities:
     Depreciation and amortization, net of accretion                                   39,152            36,191
     (Gains) losses on sales of assets, net                                            37,605           (22,119)
     Benefit for deferred income taxes                                                (19,119)           (6,112)
     Amortization of deferred gain on sale of building                                 (3,319)           (3,319)
     (Increase) decrease in certain assets:
        Receivables, net                                                             (101,196)          (72,860)
        Income taxes recoverable                                                      (71,794)            8,682
        Other current assets                                                             (354)          (19,255)
        Other non-current assets                                                        1,483               456
     Increase (decrease) in certain liabilities:
        Medical claims payable                                                         37,401           107,263
        Reserves for future policy benefits                                            (5,062)           (1,689)
        Unearned premiums                                                               2,420            (2,124)
        Accounts payable and accrued expenses                                          18,744            59,557
        Experience rated and other refunds                                              3,341            11,593
        Other current liabilities                                                      28,195            24,889
        Accrued postretirement benefits                                                   646             2,439
        Other non-current liabilities                                                  (1,127)            9,361
                                                                                  -----------       -----------
            Net cash provided by continuing operating activities                      219,168           287,202
                                                                                  -----------       -----------
Income (loss) from discontinued operations                                            (12,592)            1,337
Adjustment to derive cash flows from discontinued operating activities:
        Change in net operating assets                                                  8,233            25,367
                                                                                  -----------       -----------
Net cash provided by (used in) discontinued operating activities                       (4,359)           26,704
                                                                                  -----------       -----------
            Net cash provided by operating activities                                 214,809           313,906
                                                                                  -----------       -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Investments purchased                                                            (2,243,179)       (1,996,919)
  Proceeds from investments sold and matured                                        2,181,268         1,474,804
  Property and equipment purchased                                                    (58,473)          (32,244)
  Proceeds from property and equipment sold                                            24,571               341
  Proceeds from sale of Workers' Compensation business                                101,413                 -
  Additional investment in subsidiaries                                                     -           (17,276)
  Purchase of subsidiaries, net of cash acquired                                            -           361,977
                                                                                  -----------       -----------
            Net cash provided by (used in) continuing investing activities              5,600         (209,317)
                                                                                  -----------       -----------
  Net cash provided by (used in) investing activities of discontinued operations       15,877           (51,904)
                                                                                  -----------       -----------
            Net cash provided by (used in) investing activities                        21,477          (261,221)
                                                                                  -----------       -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Repayment of long-term debt                                                       (135,000)         (196,000)
   Proceeds from issuance of common stock                                                   -           110,340
   Proceeds from issuance of stock under option/award plan                             23,979             7,188
   Common stock repurchased                                                          (124,126)                -
                                                                                  -----------       -----------
            Net cash used in financing activities                                    (235,147)          (78,472)
                                                                                  -----------       -----------
Net increase (decrease) in cash and cash equivalents                                    1,139           (25,787)
Cash and cash equivalents at beginning of period                                      269,067           285,222
                                                                                  -----------       -----------
Cash and cash equivalents at end of period                                        $   270,206       $   259,435
                                                                                  -----------       -----------
                                                                                  -----------       -----------

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

2.   BASIS OF PRESENTATION

     The accompanying unaudited consolidated financial statements of WellPoint, in the opinion of management, reflect all material adjustments (which are of a normal recurring nature) necessary for the fair presentation of its financial position as of September 30, 1998, the results of its operations for the quarter and nine months ended September 30, 1998 and 1997, cash flows for the nine months ended September 30, 1998 and 1997, and its changes in stockholders' equity for the nine months ended September 30, 1998. The results of operations for the interim periods presented are not necessarily indicative of the operating results for the full year.

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

     RECLASSIFICATIONS

     Certain amounts in the prior year consolidated financial statements have been reclassified to conform to the 1998 presentation. Prior year amounts have been restated to exclude the discontinued Workers' Compensation segment.

                         WELLPOINT HEALTH NETWORKS INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 (UNAUDITED)

3.   EARNINGS PER SHARE

     The following summarizes the dilutive effect of the Company's common stock equivalents on earnings per share. There were no antidilutive securities in all periods presented.



     (In thousands, except earnings per share)                  Quarter Ended                  Nine Months Ended
                                                                September 30,                       September 30,
                                                           -------------------------     --------------------------
                                                               1998          1997           1998            1997
                                                           ----------     ----------     ----------      ----------
     Income from continuing operations                     $  152,208     $   55,682     $  252,152      $  154,249
     Income (Loss) from discontinued operations                   -             (114)       (88,268)          1,337
                                                           ----------     ----------     ----------      ----------
     Net Income                                            $  152,208     $   55,568     $  163,884      $  155,586
                                                           ----------     ----------     ----------      ----------
                                                           ----------     ----------     ----------      ----------

     Weighted average shares outstanding                       69,328         69,666         69,778          68,507
     Net effect of dilutive stock options                         993          1,081          1,111             592
                                                           ----------     ----------     ----------      ----------
     Fully diluted weighted average shares outstanding         70,321         70,747         70,889          69,099
                                                           ----------     ----------     ----------      ----------
                                                           ----------     ----------     ----------      ----------

     EARNINGS PER SHARE:
     Income from continuing operations                     $     2.20     $     0.80     $     3.61      $     2.25
     Income (Loss) from discontinued operations                     -              -          (1.26)           0.02
                                                           ----------     ----------     ----------      ----------
     Net Income                                            $     2.20     $     0.80     $     2.35      $     2.27
                                                           ----------     ----------     ----------      ----------
                                                           ----------     ----------     ----------      ----------

     EARNINGS PER SHARE ASSUMING FULL DILUTION:
     Income from continuing operations                     $     2.16     $     0.79     $     3.56      $     2.23
     Income (Loss) from discontinued operations                     -              -          (1.25)           0.02
                                                           ----------     ----------     ----------      ----------
     Net Income                                            $     2.16     $     0.79     $     2.31      $     2.25
                                                           ----------     ----------     ----------      ----------

     Subsequent to September 30, 1998 and through November 12, 1998, the Company repurchased approximately 0.9 million shares of its common stock.

4.   COMPREHENSIVE INCOME

     The following summarizes comprehensive income reclassification adjustments required under SFAS No. 130.

                                                                                 Nine Months Ended
     (In thousands)                                                              September 30, 1998
                                                                                 ------------------
     Holding gain on investment securities arising during the period (net
     of tax of $21,681)                                                              $  31,852
     Add:  reclassification adjustment for realized losses on investment
     securities (net of tax of $15,421)                                                (22,656)
                                                                                     ---------
     Net gain recognized in other comprehensive income (net of tax of $4,523)        $   9,196
                                                                                     ---------
                                                                                     ---------

                         WELLPOINT HEALTH NETWORKS INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 (UNAUDITED)

5.   NEW PRONOUNCEMENTS

     In September 1997, the Financial Accounting Standards Board (the "FASB") issued Statement of Financial Accounting Standards No. 131, "Disclosures About Segments of an Enterprise and Related Information" ("SFAS No. 131"). SFAS No. 131 requires that companies disclose "operating segments" based on the way management disaggregates the Company for making internal operating decisions. The new disclosures will be effective for the Company's fiscal year ending on December 31, 1998. Abbreviated quarterly disclosure will be required beginning with the period ending March 31, 1999, with comparative information required for the corresponding period in the prior fiscal year.

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

     In September 1998, the FASB issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS No. 133"). SFAS No. 133 establishes the accounting and reporting standards for derivative instruments and for hedging activities. Upon adoption of the standard, all derivatives must be recognized on the balance sheet at their fair value. Any stand-alone deferred gains and losses remaining on the balance sheet under previous hedge-accounting rules must be removed from the balance sheet and all hedging relationships must be designated anew and documented pursuant to the new accounting rules. The new standard will be effective in the first quarter of the year 2000.

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

                         WELLPOINT HEALTH NETWORKS INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 (UNAUDITED)

6.   CONTINGENCIES, CONTINUED

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

7.   DISCONTINUED OPERATIONS

     During the quarter ended June 30, 1998, the Company discontinued its workers' compensation business segment. On July 29, 1998, the Company entered into an agreement to sell the segment to Fremont Indemnity Company for approximately $110.0 million. The Company received proceeds of $101.4 million as of the close date, representing the initial purchase price as defined in the agreement. The transaction closed on September 1, 1998.

     Revenues for the workers' compensation segment totaled $24.0 million for the period beginning July 1, 1998 through the date of sale, and $94.6 million for the period beginning January 1, 1998 through the date of sale. Revenues for the prior year totaled $40.5 million and $100.8 million for the three months and nine months ended September 30, 1997, respectively. The loss from the measurement date to the disposal date was $17.8 million, net of tax benefit of $11.5 million.

8.   PENDING TRANSACTION

     On July 9, 1998, the Company entered into an Agreement and Plan of Merger (the "Merger Agreement") by and among the Company, Cerulean Companies, Inc. ("Cerulean") and Water Polo Acquisition Corp., a wholly owned subsidiary of the Company (the "Merger Sub"). Pursuant to the Merger Agreement, Cerulean will merge with and into Merger Sub (the "Merger"). Cerulean is the parent company of Blue Cross and Blue Shield of Georgia, Inc., which serves approximately 1.7 million persons in the State of Georgia. At the effective time of the Merger, the shareholders of Cerulean will receive WellPoint Common Stock with a market value of $500 million (subject to certain adjustments). Certain shareholders of Cerulean will have the option to receive cash in lieu of WellPoint Common Stock in the Merger, subject to a maximum aggregate limit of $225 million. The transaction is intended to qualify as a tax-free reorganization for Cerulean shareholders that elect to receive WellPoint Common Stock. The closing of the transaction is subject to a number of regulatory and other approvals. The Merger is currently expected to close in the fourth quarter of 1998 or the first quarter of 1999. The purchase method of accounting will be used to account for the transaction.

                         WELLPOINT HEALTH NETWORKS INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 (UNAUDITED)

9.   HEDGING ACTIVITIES

     The Company utilizes interest rate swap agreements and foreign currency contracts to manage interest rate and foreign currency exposures. The principal objective of such contracts is to minimize the risks and/or costs associated with financial and investing activities. The Company does not utilize financial instruments for trading or speculative purposes. The counterparties to these contractual arrangements are a diverse group of major financial institutions with which the Company also has other financial relationships. These counterparties expose the Company to credit loss in the event of non-performance. However, the Company does not anticipate non-performance by the other parties.

     Interest Rate Swap Agreements: The Company entered into interest rate swap agreements to reduce the impact of changes in interest rates on its floating rate debt under its revolving credit facility. The swap agreements are contracts to exchange floating rate for fixed interest payments periodically over the life of the agreements without the exchange of the underlying notional amounts. The notional amounts of the interest rate swap agreements are used to measure interest to be paid and do not represent the amount of exposure to credit loss. For interest rate instruments that effectively hedge interest rate exposures, the net cash amounts paid on the agreements are accrued and recognized as an adjustment to interest expense. If an agreement no longer qualifies as a hedge instrument, then it is marked to market and carried on the balance sheet at fair value. As of September 30, 1998, the Company recognized a charge of $5.5 million in its income from continuing operations for the market value decrease on the interest rate swap agreements not serving as a hedge. As of September 30, 1998, the notional amount of such contracts amounted to $147 million.

     As of September 30, 1998 the Company had the following interest rate swap agreements in effect (notional amount in thousands):

             Notional Amount       Strike Rate        Expiration Date
             ---------------       -----------        ---------------
                $100,000              6.45%                8/99
                $150,000              6.99%                10/03
                $150,000              7.05%                10/06

     Foreign Exchange Contracts: As part of the Company's investment strategy to diversify and obtain a higher rate of return on its investment portfolio, the Company has invested in certain fixed maturity securities denominated in foreign currencies. In order to mitigate the foreign currency risk, the Company has entered into two types of foreign currency derivative instruments. The first type of instrument is a forward exchange contract which is entered into to hedge the foreign currency risk between the

                         WELLPOINT HEALTH NETWORKS INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 (UNAUDITED)

9.   HEDGING ACTIVITIES, CONTINUED

     trade date and the settlement date of a foreign currency investment transaction. Gains and losses related to such instruments are recognized in the Company's income statement. As of September 30, 1998, the Company had no such hedges outstanding and for the three and nine months ended September 30, 1998, recognized a loss from such hedging activities of $1.7 million.

     Secondly, the Company has entered into foreign currency contracts for each of the fixed maturity securities owned as of September 30, 1998 to hedge asset positions denominated in other currencies. As of September 30, 1998, the Company had the following foreign currency contracts in effect (notional amount in thousands of U.S. dollars):


                              Notional Amount        Settlement Date
                             ----------------      -------------------
       Currency              Buy         Sell      Buy          Sell
     -----------------       ------    -------     --------   --------
     British pound                      $3,615                10/28/98
     German mark             $3,673    $39,878     10/20/98   10/20/98
     Australian dollar       $6,279     $6,393     10/23/98   10/23/98
     Danish kroner                      $7,906                11/24/98
     French franc                      $15,716                10/19/98

     The unrealized gains and losses from such forward exchange contracts are reflected in other comprehensive income. As of September 30, 1998 the unrealized losses arising from the above forward exchange contracts amounts to $2 million.

10.  INTANGIBLE ASSETS

     The intangible asset balance consists of the following components (in thousands):

                                              September 30,   December 31,
                                                   1998           1997
                                              -------------   ------------
          Trade name and service mark         $           -   $    206,683
          Customer lists                             49,152         49,152
          Provider contracts                          9,208          9,208
          Miscellaneous intangible assets             3,950          3,950
                                              -------------   ------------
          Total Intangible Assets                    62,310        268,993
          Less: Accumulated Amortization             (3,330)        (9,889)
                                              -------------   ------------
          Net Intangible Assets               $      58,980   $    259,104
                                              -------------   ------------
                                              -------------   ------------

                        WELLPOINT HEALTH NETWORKS INC.
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                (UNAUDITED)

11.  INCOME TAXES

     In September 1998, the Company received a private letter ruling from the Internal Revenue Service with respect to the treatment of certain payments in conjunction with WellPoint's 1996 Recapitalization and acquisition of the commercial operations of Blue Cross of California, the Company's former parent company ("BCC Commercial Operations"). The ruling allows the Company to deduct as an ordinary and necessary business expense an $800 million cash payment made by Blue Cross of California in May 1996 made to one of two newly formed charitable foundations. In accordance with SFAS No. 109, paragraph 30, as of September 30, 1998 the Company reduced the remaining goodwill of $194.5 million arising from the acquisition of certain assets and liabilities of BCC Commercial Operations at the time of the Recapitalization and recognized a reduction in its income tax benefit for the three months ended September 30, 1998 of $85.5 million. As a result of the ruling, the Company intends to file amended tax returns for prior years requesting a refund of approximately $200 million and anticipates that future income taxes will be reduced by approximately $80 million and has accordingly recognized an income tax recoverable and a deferred tax asset, respectively.

                        WELLPOINT HEALTH NETWORKS INC.
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

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

GENERAL

The Company is one of the nation's largest publicly traded managed health care companies with approximately 6.8 million medical members and over 24 million specialty members as of September 30, 1998. The Company offers a broad spectrum of quality network-based managed care plans, including health maintenance organizations ("HMOs"), preferred provider organizations ("PPOs"), point-of-service ("POS") plans, other hybrid plans and traditional indemnity plans to the large and small employer, individual and senior markets. In addition, WellPoint offers managed care services for self-funded employers under management services contracts, including claims processing, actuarial services, network access, medical cost management and other administrative services. The Company also provides a broad array of specialty and other products, including pharmacy, dental, utilization management, life, preventive care, disability, behavioral health, COBRA and flexible benefits account administration.

As discussed in Note 7, during the quarter ended June 30, 1998, the Company discontinued its Workers' Compensation segment. All financial information presented herein has been restated in both current and prior periods to exclude the Workers' Compensation segment and the discussion and analysis that follows has been modified accordingly.

NATIONAL EXPANSION AND OTHER RECENT DEVELOPMENTS

On July 29, 1998, WellPoint entered into a Stock Purchase Agreement (the "Stock Purchase Agreement") by and between WellPoint and Fremont Indemnity Company ("Fremont"). Pursuant to the Stock Purchase Agreement, Fremont acquired all of the outstanding capital stock of UNICARE Specialty Services, Inc., a wholly owned subsidiary of WellPoint ("UNICARE Specialty"). The transaction was completed on September 1, 1998. The principal asset of UNICARE Specialty was the capital stock of UNICARE Workers' Compensation Insurance Company ("UNICARE Workers' Compensation"). The purchase price for the acquisition was the statutory surplus (adjusted in accordance with the terms of the Purchase Agreement) of UNICARE Workers' Compensation as of the date of the closing. The purchase price based upon adjusted statutory surplus of UNICARE Workers' Compensation as of September 1, 1998, the closing date of the transaction, was approximately $110.0 million. The purchase price is subject to adjustment based upon the results of a post closing audit; which is currently being conducted.

Subsequent to September 1, 1998, the Company and Fremont are jointly marketing integrated workers' compensation and medical insurance products in the small employer group market.

On July 9, 1998, the Company entered into an Agreement and Plan of Merger with Cerulean Companies Inc. ("Cerulean") (See Note 8). Cerulean, principally through its Blue Cross and Blue Shield of Georgia subsidiary, offers insured and administrative services products primarily in the State of Georgia. Cerulean has historically experienced a higher administrative expense ratio than the Company's core businesses due to its higher concentration of administrative services business. Cerulean has also historically experienced a higher loss ratio than the Company's core businesses due to its higher percentage of large group business, which generally reduces the Company's overall risk and also underwriting margins. Accordingly, it is expected that Cerulean's higher loss and administrative expense ratios will ultimately contribute to an increase in those ratios for the Company after the transaction is completed.

On March 1, 1997, the Company completed its acquisition of certain portions of the Group Benefits Operations (the "GBO") of John Hancock Mutual Life Insurance Company. The purchase price was $89.7 million, subject to the resolution of certain items related to the post- closing audit. The purchase method of accounting has been used to account for the acquisition of the GBO. The GBO, with an associated 1.3 million acquired members, targets large employers with 5,000 or more employees and a majority of the medical members it serves are in health plans that are self-funded by employers. The GBO offers indemnity and PPO plans and also provides life, dental, pharmacy, utilization management and disability coverage to a variety of employer groups.

The Company expects to incur approximately $8 to $10 million of costs relating to the GBO acquisition during 1998, a portion of which is expected to be reflected in the Company's results of operations. These costs deal primarily with systems integration and site consolidations. As of September 30, 1998, the Company has incurred approximately $6.4 million of these costs. In addition, the Company expects to incur approximately $3 to $5 million of these and related costs during 1999.

At the time that the GBO acquisition was consummated, the Company expected that it would experience material membership attrition of up to 30% as it integrated the GBO operations and implemented its strategy of motivating traditional indemnity insurance members to select managed care products through, among other things, product design and premium increases. Premium increases implemented since the time of the acquisition have not resulted in the expected membership attrition. To date, the Company has experienced approximately 10% attrition. The Company is currently unable to determine if and to what extent the Company may experience additional membership attrition as it continues to integrate this acquired business.

The Company has acquired certain businesses over the last two and one-half years which historically experienced a higher overall loss ratio than the Company. These acquired businesses have contributed to an increase in the Company's overall loss ratio. In order to control the respective loss ratios and reduce the financial risk of these acquired businesses, the Company has undertaken a variety of measures, including significant premium increases and changes in product design. Such businesses have historically also experienced a higher administrative expense ratio than the Company's traditional California business due to the higher percentage of management services business. These higher administrative expense ratios have contributed to an increase in the Company's overall administrative expense ratio since the respective dates of acquisition.

In order to integrate its acquired businesses and implement its regional expansion strategy, the Company will need to complete building its provider and sales networks and successfully convert some or all of these books of business to the Company's existing information systems, which will require additional expenditures by the Company.

In response to higher than anticipated utilization with respect to certain co-payment products offered to the Company's individual and small group customers in California, the Company has implemented premium increases with respect to such products. The Company will continue to evaluate the need for further premium increases, plan design changes and other appropriate actions in the future in order to maintain profit margins. There can be no assurances, however, that the Company will be able to take subsequent pricing or other actions or that any actions previously taken or implemented in the future will be successful in addressing any concerns that may arise with respect to the performance of certain businesses.

LEGISLATION

A variety of health care reform measures are currently pending or have been recently enacted at the Federal, state and local levels. Federal legislation enacted during the last two years seeks, among other things, to insure the portability of health coverage and mandates minimum maternity hospital stays. These and other proposed measures may have the effect of dramatically altering the regulation of health care and of increasing the Company's loss ratio or decrease the affordability of the Company's products. In May 1997, the Texas Legislature adopted Senate Bill No. 386 ("SB 386"). Among other things, this legislation purports to make managed care organizations ("MCOs") such as the Company liable for the failure by the MCO, its employees or agents to exercise ordinary care when making "health care treatment decisions" (as defined in SB
386). The legislation was effective as of September 1, 1997. In September 1998, the United States District Court for the Southern District of Texas ruled, in part, that the MCO liability provisions of SB 386 are not preempted by the Federal Employee Retirement Income Security Act of 1974 ("ERISA"). To date, this legislation has not adversely affected the Company's results of operations. However, though the Company maintains insurance covering such liabilities, to the extent that this legislation (or similar legislation that may be subsequently adopted at the Federal or state level) effectively expands the scope of liability of MCOs such as the Company, it may have a material adverse effect on the Company's results of operations and financial condition. Even if the Company is not held to be liable under any litigation, the existence of potential MCO liability may cause the Company to incur greater costs in defending such litigation.

YEAR 2000

The Company is substantially dependent on its computer systems, business applications and other information technology systems ("IT systems"), due to the nature of its managed health care business and the increasing number of electronic transactions in the industry. Historically, many IT systems were developed to recognize the year as a two-digit number, with the digits "00" being recognized as the year 1900. The year 2000 presents a number of potential problems for such systems, including potentially significant processing errors or failure. Given the Company's reliance on its computer systems, the Company's results of operations could be materially adversely affected by any significant errors or failures. Additionally, the year 2000 presents potential problems for other systems and applications containing date-dependent embedded microprocessors ("non-IT systems"), such as elevators and heating and ventilation equipment.

The Company has developed and is in the midst of executing a comprehensive plan designed to address the "year 2000" issue for its IT and non-IT systems and applications. With respect to IT systems, during 1997 the Company completed a detailed risk assessment of its various computer systems, business applications and other affected systems, formulated a plan for specific remediation efforts and began certain of such remediation efforts. During 1998 and the first quarter of 1999, the Company expects to continue and complete its remediation efforts and to undertake internal testing of its systems and applications. By the second quarter of 1999, the Company expects to undergo third-party review of its year 2000 remediation efforts. This third party review will include an assessment of the procedures undertaken by the Company as well as a computer software test of selected portions of the Company's computer code. With respect to non-IT systems, the Company is currently in the process of completing the replacement or renovation of Company-owned systems to address year 2000 issues. The Company is also obtaining certifications from property owners that non-IT systems in leased facilities will be remediated or replaced on a timely basis. The Company currently expects that its year 2000 remediation efforts and third-party review with respect to non-IT systems will be completed by the second quarter of 1999.

The Company currently estimates that its costs related to year 2000 compliance remediation for Company-owned IT systems and applications will be approximately $20 million in 1997 and 1998 and approximately $6 to 7 million in 1999. The amounts expected to be expended during 1998 represent approximately 25% of the Company's IT systems budget. As of September 30,

1998, the Company had expended approximately $13.1 million for remediation of its IT software systems and applications and approximately $1 million for renovation or replacement of its telecommunications equipment. The Company currently estimates that its total costs in 1998 and 1999 with respect to non-IT systems and applications will be approximately $1 million. The Company's expenditures with respect to non-IT systems will include the acquisition of back-up power supplies for the Company's headquarters and data center facilities. The Company expenses year 2000 remediation costs as incurred and expects to fund these costs through cash flow from operations. While the immediacy of year 2000 compliance measures has caused the Company to defer or cancel certain IT projects, the Company does not expect such actions to have a material effect on the Company's results of operations or financial condition. Assuming the Company's pending acquisition of Cerulean is consummated (See Note 8), similar remediation and testing efforts with respect to Cerulean-owned IT and non-IT systems and applications may increase the Company's total expenditures.

The Company is currently formulating detailed contingency plans for its individual business units in the event that its various systems and applications do not achieve year 2000 compliance in a timely fashion. The contingency plans are focused on identifying potential failure scenarios for the Company's IT and non-IT systems and those of third parties with which the Company interacts and on ensuring the continuation of critical business operations. The Company currently expects that this contingency planning by each business unit will be completed by the end of 1998. During the first half of 1999, the Company expects to integrate each of these contingency plans into a Company-wide contingency plan.

The Company is in the process of assembling survey data from health care providers, health care transaction clearing houses, third party vendors and certain other parties with which the Company communicates electronically to determine the compliance efforts being undertaken by these parties and to assess the Company's potential business exposure to any non-compliant systems operated by these parties. Based on the survey data and other information compiled by the Company to date, the Company has not identified any third parties that Company expects will suffer year 2000-related problems likely to have a significant adverse effect on the Company's operations. However, many of these third parties are currently in the process of implementing the critical portions of their own year 2000 compliance measures. As a result, at the current time the Company does not have sufficient information to determine whether its external relationships will be materially adversely affected by year 2000 compliance problems.

If the Company's year 2000 issues were not completely resolved prior to the end of 1999, the Company could be subject to a number of potential consequences, including, among others, an inability to timely and accurately process health care claims, collect customers' premiums or administrative fees, verify subscriber eligibility, assess utilization trends or compile accurate financial data for use by management. In particular, the Company may experience a decrease in electronic health claims submission, which could cause the Company's claims inventory to increase on a temporary basis. An increase in claims inventory could prevent the Company from identifying emerging utilization trends quickly and taking appropriate actions to counteract such trends. The Company is attempting to limit its exposure to year 2000 issues by closely monitoring its own year
2000 remediation efforts, assessing the year 2000 compliance efforts of various third parties with which it interacts and developing contingency plans addressing potential problems that could have a material adverse effect on the Company's results of operations. Although the Company intends to put into place programs and procedures designed to mitigate the aforementioned risks, there can be no assurances that all potential problems may be mitigated by these procedures.

RESULTS OF OPERATIONS

The Company's revenues are primarily generated from premiums earned for risk-based health care and specialty services provided to its members, fees for administrative services, including claims processing and access to provider networks for self-insured employers, and investment income. Operating expenses include health care services and other benefits expenses, consisting primarily of payments for physicians, hospitals and other providers for health care and specialty products claims; selling expenses for broker and agent commissions; general and administrative expenses; interest expense; depreciation and amortization expense; and income taxes.

The Company's results of operations for each of the quarters ended September 30, 1998 and 1997 include a full quarter of earnings for the acquired operations of the GBO. The Company's results of operations for the nine months ended September 30, 1998 also include a full period of earnings related to the acquired operations of the GBO. For the nine months ended September 30, 1997, the results of operations include earnings from March 1, the effective date of acquisition.

The following table sets forth selected operating ratios. The loss ratio for health care services and other benefits is shown as a percentage of premium revenue. All other ratios are shown as a percentage of premium revenue and management services revenue combined. Prior year ratios have been restated to exclude the operations of the discontinued Workers' Compensation segment.


                                           Three Months Ended  Nine Months Ended
                                               September 30,      September 30,
                                           ------------------  -----------------
                                              1998      1997      1998     1997
                                             ------    ------    ------   ------
     Operating Revenues:
       Premium revenue                        93.1%     92.4%     93.0%    93.1%
       Management services revenue             6.9%      7.6%      7.0%     6.9%
                                             ------    ------    ------   ------
                                             100.0%    100.0%    100.0%   100.0%
     Operating Expenses:
       Health care services and other
         benefits (loss ratio)                80.5%     82.3%     80.4%    80.5%
       Selling expense                         4.5%      4.6%      4.4%     4.6%
       General and administrative expense     15.2%     15.2%     15.5%    15.5%

MEMBERSHIP

The following table sets forth membership data and the percent change in membership:


MEDICAL MEMBERSHIP(a):                          As of September 30,
                                                --------------------     Percent
                                                 1998         1997        Change
                                              ---------    ---------      ------
CALIFORNIA (b)
   Group Services:
     HMO                                        930,574      787,125      18.2%
     PPO and Other                            1,553,482    1,457,052       6.6%
                                              ---------    ---------
       Total                                  2,484,056    2,244,177      10.7%
                                              ---------    ---------
   Individual, Small Group and Senior:
     HMO                                        338,730      302,867      11.8%
     PPO and Other                            1,327,899    1,269,714       4.6%
                                              ---------    ---------
       Total                                  1,666,629    1,572,581       6.0%
                                              ---------    ---------
   Medi-Cal                                     444,403      264,218      68.2%
                                              ---------    ---------
Total California Medical Membership           4,595,088    4,080,976      12.6%
                                              ---------    ---------
TEXAS
   Group Services                               160,295      170,727      (6.1%)
   Individual, Small Group and Senior            97,951       62,914      55.7%
                                              ---------    ---------
       Total                                    258,246      233,641      10.5%
                                              ---------    ---------
GEORGIA
   Group Services                                91,607       92,651      (1.1%)
   Individual, Small Group and Senior            13,863        7,177      93.2%
                                              ---------    ---------
       Total                                    105,470       99,828       5.7%
                                              ---------    ---------
OTHER STATES
   Group Services                             1,850,303    2,054,217      (9.9%)
   Individual, Small Group and Senior            19,405        4,805     303.9%
                                              ---------    ---------
       Total                                  1,869,708    2,059,022      (9.2%)
                                              ---------    ---------
TOTAL NATIONAL MEDICAL MEMBERSHIP (b)         2,233,424    2,392,491      (6.6%)
                                              ---------    ---------
TOTAL MEDICAL MEMBERSHIP (c)                  6,828,512    6,473,467       5.5%
                                              ---------    ---------
                                              ---------    ---------
NETWORKS (d)
   Proprietary Networks                       4,451,048    3,906,529      13.9%
   Other Networks                             1,400,591    1,444,966      (3.1%)
   Non-Network                                  976,873    1,121,972     (12.9%)
                                              ---------    ---------
TOTAL MEDICAL MEMBERSHIP                      6,828,512    6,473,467       5.5%
                                              ---------    ---------
                                              ---------    ---------

(a) Membership numbers are approximate and include some estimates based upon the number of contracts at the relevant date and an actuarial estimate of the number of members represented by the contract.
(b) Classification between California and National membership for employer groups is determined by the state of the employer's corporate office. The state designation within National is determined by the zip code of the subscriber.
(c) Medical membership includes 2,603,521 and 2,675,337 management services members as of September 30, 1998 and 1997, respectively, of which those management services members outside of California were 1,635,597 and 1,781,303 as of September 30, 1998 and 1997, respectively.
(d) Proprietary networks consist of California, Texas and other WellPoint-developed networks. Other networks consist of third-party networks and networks owned by the Company as a result of acquisitions that incorporate provider discounts and some basic managed care elements. Non-network consists of fee for service and percentage-of-billed charges contracts with providers.


                                            As of September 30,
                                         -----------------------       Percent
                                            1998         1997           Change
                                         ----------   ----------        ------
  Specialty Membership:
   Pharmacy                              14,625,859   12,150,533         20.4%
   Dental                                 3,042,115    3,189,111         (4.6%)
   Utilization Management                 2,882,164    2,708,469          6.4%
   Life                                   2,151,722    1,729,228         24.4%
   Disability                               867,117    1,140,422        (24.0%)
   Behavioral Health                        731,907      691,721          5.8%

COMPARISON OF RESULTS FOR THE THIRD QUARTER 1998 TO THE THIRD QUARTER 1997

Premium revenue increased 13.0%, or $169.8 million, to $1,480.1 million for the quarter ended September 30, 1998 from $1,310.3 million for the quarter ended September 30, 1997. The increase is primarily attributable to an increase in insured member months of 10.6% and the implementation of price increases throughout the California market.

Management services revenue increased approximately $1.3 million to $109.6 million for the quarter ended September 30, 1998 from $108.3 million for the quarter ended September 30, 1997. The increase is primarily due to rate increases offset by related membership lapses in the Company's National business.

Investment income was $39.1 million for the quarter ended September 30, 1998 compared to investment income of $47.3 million for the quarter ended September 30, 1997, a decrease of $8.2 million. Net realized gains on investment securities decreased $2.2 million totaling $5.4 million for the quarter ended September 30, 1998 in comparison to $7.6 million net gain for the quarter ended September 30, 1997. Included in the aforementioned net gain was a loss of $5.5 million related to the Company's interest rate swaps (See Note 9). Income for the quarter ended September 30, 1998 also includes $1.7 million of foreign currency losses related to hedging activity (See
Note 9). Net interest and dividend income increased $0.6 million to $35.4 million for the quarter ended September 30, 1998 in comparison to $34.8 million for the quarter ended September 30, 1997. This increase was primarily due to increased average investment balances in 1998 versus 1997, partially offset by lower yields in 1998.

Health care services and other benefits expense increased 10.5%, or $113.6 million, to $1,191.8 million for the quarter ended September 30, 1998 from $1,078.2 million for the quarter ended September 30, 1997. The increase is primarily attributable to the previously mentioned increase in insured member months of 10.6%.

COMPARISON OF RESULTS FOR THE THIRD QUARTER 1998 TO THE THIRD
QUARTER 1997, CONTINUED

The loss ratio attributable to managed care and related products for the quarter ended September 30, 1998 decreased to 80.5% compared to 82.3% for the quarter ended September 30, 1997. The decline is primarily due to the implementation of price increases throughout the California market.

Selling expense consists of commissions paid to outside brokers and agents representing the Company. Selling expense for the quarter ended September 30, 1998 increased 10.2% to $71.3 million compared to $64.7 million for the quarter ended September 30, 1997, corresponding with continued overall premium revenue growth. The selling expense ratio was 4.5% and 4.6% for the quarter ended September 30, 1998 and 1997, respectively. The decline in the Company's selling expense ratio is primarily due to the increase in the mix of Medi-Cal business which has no associated selling expense.

General and administrative expense for the quarter ended September 30, 1998 increased 12.1%, or $26.0 million, to $241.0 million for the quarter ended September 30, 1998 from $215.0 million for the quarter ended September 30, 1997. The increase resulted primarily from increased member months of 10.6% and, to a lesser extent, from costs associated with the Company's national expansion, particularly related to the integration of the acquired businesses to the Company's information systems, which have been enhanced to accommodate the more complex products offered by those businesses, and costs associated with Year 2000 compliance efforts.

The administrative expense ratio remained unchanged, totaling 15.2% for each of the quarters ended September 30, 1998, and 1997, respectively. The effect of the additional costs described above were offset by the aforementioned price increases.

Interest expense was $5.8 million for the quarter ended September 30, 1998 and $8.1 million for the quarter ended September 30, 1997. The decrease in interest expense is related to repayment of indebtedness. As a result of the Company's interest rate swaps, the effective interest rate paid by the Company remained
relatively unchanged between periods.   The Company's long-term indebtedness at
September 30, 1998 was $253.0 million compared to $429.0 million at September 30, 1997. The weighted average interest rate for all debt for the quarter ended September 30, 1998, including the fees associated with the borrowings and interest rate swaps, was 7.6%.

The provision for income taxes decreased $77.9 million or 204.9%, resulting in a tax benefit of $39.9 million for the quarter ended September 30, 1998. The decline was primarily due to the effect of a private letter ruling received from the IRS in September 1998, which resulted in a decrease in income tax expense of $85.5 million (See Note 11). Excluding the ruling, the

COMPARISON OF RESULTS FOR THE THIRD QUARTER 1998 TO THE THIRD
QUARTER 1997, CONTINUED

provision for income taxes would have been $45.6 million, representing an overall tax rate consistent with the prior period.

The Company's income from continuing operations for the quarter ended September 30, 1998 was $152.2 million, compared to $55.7 million for the quarter ended September 30, 1997. Earnings per share from continuing operations totaled $2.20 and $0.80 for the quarters ended September 30, 1998 and 1997, respectively. Earnings per share from continuing operations assuming full dilution totaled $2.16 and $0.79 for the quarters ended September 30, 1998 and 1997, respectively. Earnings per share for all periods presented has been calculated in accordance with Statement of Financial Accounting Standards No. 128, "Earnings Per Share" ("SFAS No. 128").

Earnings per share for the quarter ended September 30, 1998 is based upon weighted average shares outstanding of 69.3 million, excluding common stock equivalents, and 70.3 million shares, assuming full dilution. Earnings per share for the quarter ended September 30, 1997 has been calculated using 69.7 million shares excluding common stock equivalents, and 70.7 million shares, assuming full dilution. For the quarter ended September 30, 1998, the increase in weighted average shares outstanding primarily relates to the issuance of common stock through a public offering on April 10, 1997 for the sale of 3 million shares in addition to common stock issued through the Company's stock option plans, offset by the repurchase of 2.6 million shares during the quarter ended September 30, 1998.

COMPARISON OF RESULTS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1998 TO THE NINE MONTHS ENDED SEPTEMBER 30, 1997

Premium revenue increased 17.3%, or $645.2 million, to $4,375.3 million for the nine months ended September 30, 1998 from $3,730.1 million for the nine months ended September 30, 1997. Excluding the additional two months of premium revenue from the GBO operations in 1998 compared to 1997 of $80.1 million, premium revenue during 1998 increased 15.1% due to an increase in insured member months of 11.3% and the implementation of price increases throughout the California market.

Management services revenue increased 19.8%, or $54.3 million, to $329.0 million for the nine months ended September 30, 1998 from $274.7 million for the nine months ended September 30, 1997. The increase was primarily due to $22.3 million of incremental management services revenue related to the GBO acquisition, representing 46.6% of the increase. Also contributing to increased management services revenue was a rate increase in management services fees related to the Company's mid-sized employer (250 to 3,000 employee) business outside of California, and the addition of revenues related to the Company's administrative services contract with the state of Illinois.

COMPARISON OF RESULTS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1998 TO THE NINE MONTHS ENDED SEPTEMBER 30, 1997, CONTINUED

Investment income decreased $53.0 million to $70.5 million for the nine months ended September 30, 1998 compared to $123.5 million for the nine months ended September 30, 1997. The decline was primarily attributable to the recognition of an "other than temporary" decline in the value in accordance with SFAS No. 115 of $48.7 million relating to the Company's equity holdings in FPA Medical Management, Inc. ("FPA"), which subsequently filed for bankruptcy during the second quarter of 1998. Including the loss on FPA, the net realized loss on investment securities for the nine months ended September 30, 1998 was $34.5 million, compared to a net realized gain of $22.0 million for the nine months ended September 30, 1997. Also included in the aforementioned loss was a loss of approximately $5.5 million related to the Company's interest rate swaps (See Note 9). Investment income for the nine months ended September 30, 1998 also includes $1.7 million of foreign currency losses related to hedging activity (See Note 9). Net interest and dividend income increased $10.3 million to $107.7 million for the nine months ended September 30, 1998, in comparison to $97.4 million for the nine months ended September 30, 1997. This increase was primarily due to increased interest income on the investment portfolio of the acquired GBO business partially offset by lower yields in 1998 versus 1997.

Health care services and other benefits expense increased 17.2%, or $515.5 million, to $3,518.8 million for the nine months ended September 30, 1998 from $3,003.3 million for the nine months ended September 30, 1997. The additional two months of the GBO operations in 1998 compared to 1997 contributed 17.7% of the increase and accounted for $91.4 million. Additionally, the previously mentioned increase in insured member months of 11.3% contributed to the increased claims expense.

The loss ratio attributable to managed care and related products for the nine months ended September 30, 1998 decreased to 80.4% compared to 80.5% for the nine months ended September 30, 1997. The acquired GBO business has traditionally experienced a higher loss ratio than the Company's managed care products. Excluding the GBO on the same basis in both periods, the loss ratio would have been 79.8% for the nine months ended September 30, 1998. The decline is primarily due to the implementation of price increases throughout the California market.

Selling expense for the nine months ended September 30, 1998 increased 12.6% to $207.0 million compared to $183.9 million for the nine months ended September 30, 1997, corresponding with continued overall premium revenue growth. The selling expense ratio for the nine months ended September 30, 1998 decreased to 4.4% from 4.6% for the nine months ended September 30, 1997, largely due to the acquisition of the GBO, which has a lower selling expense ratio than the Company's existing business due to use of an internal sales force. Excluding the GBO for the period prior to its acquisition for the nine months ended

COMPARISON OF RESULTS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1998 TO THE NINE MONTHS ENDED SEPTEMBER 30, 1997, CONTINUED

September 30, 1998, the selling expense ratio would have been 4.5%. The Company's growth in Medi-Cal and large employer group medical products had an impact on lowering the selling expense ratio as a result of the lower selling costs associated with these products in comparison to the Company's other products.

General and administrative expense for the nine months ended September 30, 1998 increased 17.9%, or $110.6 million, to $729.8 million for the nine months ended September 30, 1998 from $619.2 million for the nine months ended September 30, 1997. The additional two months of the GBO operations in 1998 compared to 1997 accounted for 30.7%, or $34.0 million, of the increase. The remainder of the increase was previously due to an increase in member months of 11.3% and, to a lesser extent, from costs associated with the Company's national expansion, related to the integration of the acquired businesses to the Company's information systems, which have been enhanced to accommodate the more complex products offered by those businesses, and costs associated with Year 2000 compliance efforts.

The administrative expense ratio remained relatively unchanged, at 15.5% for the nine months ended September 30, 1998 and 1997. The GBO has historically had higher administrative expense ratios than the Company's California-based businesses, due to its higher percentage of management services business. The administrative expense ratio, excluding the GBO for the period prior to its acquisition for the nine months ended September 30, 1998, was 15.1% for the nine months ended September 30, 1998. This decline is primarily due to savings from the consolidation of various regional offices and the integration of information system centers related to acquired businesses.

Interest expense was $20.4 million for the nine months ended September 30, 1998 and $28.8 million for the nine months ended September 30, 1997. The decrease in interest expense was related to the repayment of indebtedness as the effective
interest rate paid by the Company remained relatively stable.   The Company's
long-term indebtedness at September 30, 1998 was $253.0 million compared to $429.0 million at September 30, 1997. The weighted average interest rate for all debt for the nine months ended September 30, 1998, including the fees associated with the borrowings and interest rate swaps, was 7.6%.

The provision for income taxes decreased $80.0 million or 75.1%, totaling $26.6 million for the nine months ended September 30, 1998. The decline was primarily due to the effect of the private letter ruling received from the IRS in September 1998, which resulted in a decrease in income tax expense of $85.5 million (See Note 11). Excluding the ruling, the provision for income taxes would have been $112.1 million, representing an overall tax rate consistent with the prior period.

The Company's income from continuing operations for the nine months ended September 30, 1998 was $252.2 million, compared to $154.2 million for the nine months ended September

COMPARISON OF RESULTS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1998 TO THE NINE MONTHS ENDED SEPTEMBER 30, 1997, CONTINUED

30, 1997. Earnings per share from continuing operations totaled $3.61 and $2.25 for the nine months ended September 30, 1998 and 1997, respectively. Earnings per share from continuing operations assuming full dilution totaled $3.56 and $2.23 for the nine months ended September 30, 1998 and 1997, respectively. Earnings per share from continuing operations for the nine months ended September 30, 1997 included nonrecurring costs of $0.13 per share. Earnings per share for all periods presented has been calculated in accordance with SFAS No. 128.

Earnings per share for the nine months ended September 30, 1998 is based upon weighted average shares outstanding of 69.8 million, excluding common stock equivalents, and 70.9 million shares, assuming full dilution. Earnings per share for the nine months ended September 30, 1997 has been calculated using
68.5 million, excluding common stock equivalents, and 69.1 million shares, assuming full dilution. For the nine months ended September 30, 1998, the increase in weighted average shares outstanding primarily relates to the issuance of common stock through a public offering on April 10, 1997 for the sale of 3 million shares in addition to common stock issued through the Company's stock option plans, offset by the repurchase of 2.6 million shares in the quarter ended September 30, 1998.

FINANCIAL CONDITION

The Company's consolidated assets decreased by $48.0 million, or 1.1%, from $4,234.1 million as of December 31, 1997 to $4,186.1 million as of September 30, 1998. Cash and investments were $2.6 billion as of September 30, 1998, or 62.1% of total assets. The decrease in consolidated assets primarily results from the disposal of the Company's workers' compensation segment and the repurchase of the Company's common stock of $146.2 million, offset by net income for the nine months ended September 30, 1998.

As of September 30, 1998, $253.0 million was outstanding under the Company's long-term debt facility, compared to $388.0 million at December 31, 1997. Debt repayments were principally funded from internally generated cash flow.

Stockholders' equity totaled $1,274.0 million as of September 30, 1998, an increase of $50.8 million from $1,223.2 million as of December 31, 1997. The increase resulted primarily from net income of $163.9 million for the nine months ended September 30, 1998, $23.9 million of stock issuances under the Company's stock option/award plan, and a $9.2 million change in net unrealized valuation gain adjustments on investment securities, net of tax. The aforementioned increases were partially offset by stock repurchases totaling $146.2 million.

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

The Company receives premium revenue in advance of anticipated claims for related health care services and other benefits. The Company's investment policies are designed to provide the Company are sufficient to meet applicable regulatory financial stability and net worth requirements. As of September 30, 1998, the Company's investment portfolio consisted primarily of investment grade fixed maturity securities and equity securities.

Net cash flow provided by continuing operating activities was $219.2 million for the nine months ended September 30, 1998, compared with $287.2 million for the nine months ended September 30, 1997. Cash flow from continuing operations for the nine months ended September 30, 1998 is due primarily to net income of $163.9 million, adjusted for an increase in receivables of $101.2 million, which is primarily related to the timing of the collection of several large customer receivables in the normal course of business, increases in liabilities related to growth of insured members and timing of other operating liability payments. Cash flow for the nine months ended September 30, 1997 was significantly affected by the timing of collection of GBO acquired receivables and timing of certain income tax payments.

Net cash provided by continuing investing activities for the nine months ended September 30, 1998 totaled $5.6 million, compared with net cash used in continuing investing activities of $209.3 million for the nine months ended September 30, 1997. The cash used in 1998 was attributable primarily to the purchase of investments for $2.2 billion, offset by the proceeds from investments sold and matured of $2.2 billion and $101.4 million of proceeds from the sale of the workers' compensation business.

Net cash used in financing activities totaled $235.1 million for the nine months ended September 30, 1998, compared to $78.5 million for the nine months ended September 30, 1997. Repayments on long-term debt totaled $135.0 million for the nine months ended September 30, 1998. The Company received proceeds of $24.0 million from the issuance of common stock related to its stock option plans. In addition, the Company paid $124.1 million for stock repurchased during the nine months ended September 30, 1998 financed partially by the proceeds from the sale of the Company's workers' compensation business.

The Company has a $1.0 billion unsecured revolving credit facility. Borrowings under the credit facility bear interest at rates determined by reference to the bank's base rate or to the London Interbank Offered Rate ("LIBOR") plus a margin determined by reference to the Company's leverage ratio (as defined in the credit agreement) or the then-current rating of the Company's unsecured long-term debt by specified rating agencies. Borrowings under the credit facility are made on a committed basis or pursuant to an auction-bid process. The credit facility expires as of May 15, 2002, although it may be extended for an additional one-year period under certain circumstances. The credit agreement requires the Company to maintain certain financial ratios and contains restrictive covenants, including restrictions on the occurrence of additional indebtedness and the granting of certain liens, limitations on acquisitions and investments and limitations on changes in control. The total amount outstanding under the credit facility was $233.0 million and $368.0 million as of September 30, 1998 and December
31, 1997, respectively. The weighted average interest rate, including the Company's interest rate swap agreements, for the nine months ended September
30, 1998 was 7.6%.

As part of a hedging strategy to limit its exposure to interest rate increases, in August 1996 the Company entered into a swap agreement for a notional amount of $100.0 million bearing a fixed interest rate of 6.45% and having a maturity date of August 17, 1999. In September 1996, the Company entered into two additional swap agreements for notional amounts of $150.0 million each, bearing fixed interest rates of 6.99% and 7.05%, respectively, and having maturity dates of October 17, 2003 and October 17, 2006, respectively. The total notional amount of the outstanding swaps exceeds the Company's long-term debt balance at September 30, 1998. The swaps that are considered hedges for currently outstanding debt are the $150 million swap at 7.05% maturing October 17, 2006 and $103 million of the $150 million swap bearing a fixed interest rate of 6.99% which matures October 17, 2003.

As part of the Company's investment strategy to diversify and obtain a higher rate of return on its investment portfolio, the Company has invested in certain fixed maturity securities denominated in foreign currencies. In order to mitigate the foreign currency risk, the Company has entered into two types of foreign currency derivative instruments. The first type of instrument is a forward exchange contract which is entered into to hedge the foreign currency risk between the trade date and the settlement date of the purchase. Gains and losses related to such instruments are recognized in the Company's income statement. As of September 30, 1998, the Company had no such hedges outstanding and for the nine months ended September 30, 1998, recognized a loss from such hedging activities of $1.7 million.

Secondly, the Company has entered into foreign currency contracts for each of the fixed maturity securities on hand as of September 30, 1998 to hedge asset positions denominated in other currencies. The unrealized gains and losses from such forward exchange contracts are reflected in other comprehensive income.

During the quarter ended September 30, 1998, the Company received a private letter ruling from the Internal Revenue Service. The Company expects its future liquidity to be positively impacted by the anticipated receipt of a $200 million tax refund and a decrease in future income tax payments of approximately $80 million (See Note 11).

Pursuant to the Merger Agreement with Cerulean, certain shareholders of Cerulean will be able to receive either WellPoint Common Stock or cash in exchange for their Cerulean shares. The cash component of the transaction is subject to a maximum of $225 million. The Company's Board of Directors has also approved a stock repurchase program with respect to up to 8 million shares of WellPoint Common Stock. To date, the Company has acquired approximately 3,500,000 shares under such stock repurchase program. In making such repurchases, the Company will take into account, among other things, the number of shares expected to be issued in connection with the Merger. The Company currently expects that the cash component of the Merger, as well as any shares repurchased under the Company's stock repurchase program, will be funded with cash flow from operations or borrowings under the Company's existing revolving credit facility.

As a licensee of the Blue Cross Blue Shield Association (the "BCBSA"), the Company and certain subsidiaries must maintain certain capital requirements. As of September 30, 1998, the Company and its subsidiaries were in compliance with these requirements.

Certain of the Company's subsidiaries are required to maintain minimum capital requirements prescribed by various regulatory agencies, including the California Department of Corporations, and the Departments of Insurance in various states. As of September 30, 1998, those subsidiaries of the Company were in compliance with all minimum capital requirements. Cerulean has multiple regulated entities which are subject to risk- based capital requirements of the Georgia Department of Insurance and various requirements of the BCBSA. As of September 30, 1998, Cerulean and its subsidiaries are in compliance with all minimum capital requirements.

In July 1996, the Company filed a registration statement relating to the issuance of $1.0 billion of senior or subordinated unsecured indebtedness. As of September 30, 1998, no indebtedness had been issued pursuant to this registration statement.

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

FACTORS THAT MAY AFFECT FUTURE RESULTS OF OPERATIONS

Certain statements contained herein, such as statements concerning potential or future loss ratios, expected membership attrition as the Company continues to integrate its recently acquired operations and other statements regarding matters that are not historical facts, are forward-looking statements (as such term is defined in the Securities Exchange Act of 1934). Such statements involve a number of risks and uncertainties that may cause actual results to differ from those projected. Factors that can cause actual results to differ materially include, but are not limited to, those discussed below and those discussed from time to time in the Company's various filings with the Securities and Exchange Commission, including the Company's Annual Report on Form 10-K. Completion of the Company's pending transaction with Cerulean is contingent upon, among other things, receipt of necessary approvals from certain federal and state agencies. Broad latitude in administering the applicable regulations is given to the agencies from which WellPoint and Cerulean must seek these approvals. There can be no assurance that these approvals will be obtained. As a condition to approval of the transaction, regulatory agencies may impose requirements or limitations or costs on the way that the combined company conducts business after consummation of the transaction. If the Company or Cerulean were to agree to any material requirements or limitations in order to obtain any approvals required to consummate the transaction, such requirements or limitations or additional costs associated therewith could adversely affect WellPoint's ability to integrate the operations of Cerulean with those of WellPoint. A material adverse effect on WellPoint's revenues and results of operations following completion of the transaction could result.

The Company intends to incur debt to finance some or all of the cash payments to be made to Cerulean shareholders in connection with the pending acquisition. In addition, WellPoint has received authorization to, and is currently in the process of, repurchasing shares of WellPoint stock in the amount up to the number of shares expected to be issued in connection with the transaction. The Company currently expects to fund some of such repurchases with the incurrence of additional debt. Therefore, WellPoint could incur up to $500 million of additional indebtedness in connection with the Cerulean transaction and any repurchase of shares of WellPoint stock. Such additional indebtedness may require that a significant amount of the Company's cash flow be applied to the payment of interest, and there can be no assurance that the Company's operations will generate sufficient cash flow to service the indebtedness. Any additional indebtedness may adversely affect the Company's ability to finance its operations and could limit its ability to pursue business opportunities that may be in the best interests of the Company and its stockholders.

As part of the Company's business strategy, the Company has recently acquired substantial operations in new geographic markets. The Company has also recently entered into a merger agreement with Cerulean, pursuant to which Cerulean will become a wholly owned subsidiary of the Company. These businesses, which include substantial indemnity-based insurance operations, have experienced varying profitability or losses in recent periods. Since the relevant dates of acquisition, the Company has continued to work extensively on the integration of these businesses; however, there can be no assurances regarding the ultimate success of the Company's integration efforts or regarding the ability of the Company to maintain or improve the results of operations of the businesses of completed or pending transactions as the Company pursues its strategy of motivating the acquired members to select managed care products. In order to implement this business strategy, the Company has and will, among other things, need to continue to incur considerable expenditures for provider networks, distribution channels and information systems in addition to the costs associated with the integration of these acquisitions. The integration of these complex businesses may result in, among other things, temporary increases in claims inventory or other service-related issues that may negatively affect the Company's relationship with its customers and contribute to increased attrition of such customers. The Company's results of operations could be adversely affected in the event that the Company experiences such problems or is otherwise unable to implement fully its expansion strategy.

The Company's operations are subject to substantial regulation by Federal, state and local agencies in all jurisdictions in which the Company operates. Many of these agencies have increased their scrutiny of managed health care companies in recent periods. The Company also provides insurance products to Medi-Cal beneficiaries in various California counties under contracts with the California Department of Health Services and provides administrative services to the Health Care Finance Administration ("HCFA") in various capacities. There can be no assurance that acting as a government contractor in these circumstances will not increase the risk of heightened scrutiny by such government agencies and that profitability from this business will not be adversely impacted through inadequate premium rate increases due to governmental budgetary issues. Future actions by any regulatory agencies may have a material adverse effect on the Company's business.

The Company and certain of its subsidiaries are subject to capital requirements by the California Department of Corporations, various other state regulatory agencies and the Blue Cross Blue Shield Association. Although the Company is currently in compliance with all applicable requirements, there can be no assurances that such requirements will not be increased in the future.

The Company's future results will depend in large part on accurately predicting health care costs incurred on existing business and upon the Company's ability to control future health care costs through product and benefit design, underwriting criteria, utilization management and negotiation of favorable provider contracts. Changes in mandated benefits, utilization rates, demographic characteristics, health care practices, provider consolidation, inflation, new pharmaceuticals/technologies, clusters of high-cost cases, the regulatory environment and numerous other factors are beyond the control of any health plan provider and may adversely affect the Company's ability to predict and control health care costs and claims, as well as the Company's financial condition or results of operations. Periodic renegotiation of hospital and other provider contracts coupled with continued consolidation of physician, hospital and other provider groups may result in increased health care costs, limit the Company's ability to negotiate favorable rates or subject the Company to increased credit risk related to provider groups. Additionally, the Company faces competitive pressure to contain premium prices. Fiscal concerns regarding the continued viability of government-sponsored programs such as Medicare and Medicaid may cause decreasing reimbursement rates for these programs. Any limitation on the Company's ability to increase or maintain its premium levels, design products, select underwriting criteria or negotiate competitive provider contracts may adversely affect the Company's financial condition or results of operations.

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

With respect to the risk-sharing nature of products, managed care products that involve greater potential risk to the Company generally tend to be more profitable than management services products and those managed care products where the Company is able to shift risks to employer groups. Individuals and small employer groups are more likely to purchase the Company's higher-risk managed care products because such purchasers are generally unable or unwilling to bear greater liability for health care expenditures. Over the past few years, the Company has experienced greater margin erosion in its higher risk managed care products than in its lower-risk managed care and management services products. This margin erosion is attributable to product mix change, product design, competitive pressure and greater regulatory restrictions applicable to the small employer group market. In 1998, the Company has implemented price increases in certain of its managed care businesses. In response to higher than anticipated utilization with respect to certain co-payment products offered to the Company's individual and small group customers in California, the Company has recently implemented premium increases with respect to such products. While these price increases are intended to improve profitability, there can be no assurance that this will occur. Subsequent unfavorable changes in the relative profitability between the Company's various products could have a material adverse effect on the Company's results of operations and on the continued feasibility of the Company's geographic expansion strategy.

Substantially all of the Company's investment assets are in interest-yielding debt securities of varying maturities or equity securities. The value of fixed income securities is highly sensitive to fluctuations in short-and long-term interest rates, with the value decreasing as such rates increase or increasing as such rates decrease. In addition, the value of equity securities can fluctuate significantly with changes in market conditions. Changes in the value of the Company's investment assets, as a result of interest rate fluctuations, can affect the Company's results of operations and stockholders' equity. There can be no assurances that interest rate fluctuations will not have a material adverse affect on the results of operations or financial condition of the Company.

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

          2.04   Agreement and Plan of Merger dated as of July 9, 1998, by and among
                 Cerulean Companies, Inc., WellPoint and Water Polo Acquisition Corp.,
                 incorporated by reference to Exhibit 24 of Registrant's Registration
                 Statement on Form S-4 (Registration No. 333-64955).

          2.05   Stock Purchase Agreement dated as of July 29, 1998, by and between the Registrant and Freemont Indemnity Company, incorporated by reference to Exhibit 2.1 to Registrant's Current Report on Form 8-K
                 dated September 1, 1998.

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

          4.02   Restated Certificate of Incorporation of the Registrant (included in
                 Exhibit 3.01)

          4.03   Bylaws of the Registrant (included in Exhibit 3.02)

         10.01   Stock Option/Award Plan, as amended through October 27, 1998.

         10.02 WellPoint Health Networks Inc. Officer Change-in-Control Plan (as amended and restated through October 27, 1998).

         10.03   WellPoint Health Networks Inc. Officer Severance Plan (as adopted
                 October 27, 1998).

     (a)  Exhibits (continued)

          Exhibit

          10.04   Letter Agreement dated July 8, 1998 by and between the
                  Registrant and the California HealthCare Foundation.

          10.05   WellPoint Health Networks Inc. Management Bonus Plan.

          27.1    Financial Data Schedule

     (b)  Reports on Form 8-K

On September 16, 1998, the Company filed a Current Report on Form 8-K which reported that the Company had completed its sale of the outstanding capital stock of UNICARE Specialty Services, Inc. to Fremont Indemnity Company. The Current Report on Form 8-K included unaudited pro-forma financial statements for the Company as of and for the year ended December 31, 1997 and the six months ended June 30, 1998.

On October 13, 1998, the Company filed a Current Report on Form 8-K which reported that the Company had received a private letter ruling from the Internal Revenue Service with respect to the deduction as an ordinary and necessary business expense of certain payments made by the Company's former parent company, Blue Cross of California, at the time of the Company's May 1996 Recapitalization.

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        WELLPOINT HEALTH NETWORKS INC.
                                        Registrant


Date: November 13, 1998                 By:\s\ LEONARD D. SCHAEFFER
                                           ------------------------
                                        Leonard D. Schaeffer
                                        Chairman of the Board of Directors
                                        and Chief Executive Officer



Date: November 13, 1998                 By:\s\ DAVID C. COLBY
                                           ------------------
                                        David C. Colby
                                        Executive Vice President
                                        and Chief Financial Officer



Date: November 13, 1998                 By: \s\ S. LOUISE MCCRARY
                                            ---------------------
                                        S. Louise McCrary
                                        Senior Vice President and
                                        Chief Accounting Officer