Form 10-K
period 1998-12-31
WELLPOINT HEALTH NETWORKS INC /DE/
filed 1999-03-29
CIK 1013220

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

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1998

  / /    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

        FOR THE TRANSITION PERIOD FROM ______________ TO ______________

                        COMMISSION FILE NUMBER 001-13803
                            ------------------------

                         WELLPOINT HEALTH NETWORKS INC.

             (Exact name of Registrant as specified in its charter)

                  DELAWARE                             95-4635504
          (State of incorporation)           (I.R.S. Employer Identification
                                                          No.)
             ONE WELLPOINT WAY                            91362
             THOUSAND OAKS, CA                         (Zip Code)
  (Address of principal executive offices)

       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (805) 557-6110

          SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

                                         NAME OF EACH EXCHANGE ON WHICH
        TITLE OF EACH CLASS                        REGISTERED
-----------------------------------  ---------------------------------------
   Common Stock, $0.01 par value                 New York Stock Exchange

          SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:
                                      None
                            ------------------------

    Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-K or any amendment to this Form 10-K. / /

    State the aggregate market value of the voting stock held by non-affiliates of the Registrant as of March 15, 1999: $3,922,112,194 (based on the last reported sale price of $79 5/8 per share on March 19, 1999, on the New York Stock Exchange).

    Common Stock, $0.01 par value of Registrant outstanding as of March 19, 1999: 67,439,029 shares.

                      DOCUMENTS INCORPORATED BY REFERENCE

    Part III of this Annual Report on Form 10-K incorporates by reference information from the Registrant's definitive proxy statement for its 1999 Annual Meeting of Stockholders.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                         WELLPOINT HEALTH NETWORKS INC.
                            FORM 10-K ANNUAL REPORT
                               TABLE OF CONTENTS

                                                                                                                PAGE
                                                                                                                -----
                                                  PART I

Item 1.     Business.......................................................................................           1

Item 2.     Properties.....................................................................................          23

Item 3.     Legal Proceedings..............................................................................          23

Item 4.     Submission of Matters to a Vote of Security Holders............................................          23

                                                  PART II

Item 5.     Market for the Registrant's Common Equity and Related Stockholder Matters......................          24

Item 6.     Selected Financial Data........................................................................          25

Item 7.     Management's Discussion and Analysis of Financial Condition and Results of Operations..........          26

Item 8.     Financial Statements and Supplementary Data....................................................          44

Item 9.     Changes and Disagreements with Accountants on Accounting and Financial Disclosure..............          44

                                                 PART III

Item 10.    Directors and Executive Officers of the Registrant.............................................          45

Item 11.    Executive Compensation.........................................................................          45

Item 12.    Security Ownership of Certain Beneficial Owners and Management.................................          45

Item 13.    Certain Relationships and Related Transactions.................................................          45

                                                  PART IV

Item 14.    Exhibits, Financial Statements Schedules and Reports on Form 8-K...............................          45

                                                SIGNATURES

                                       INDEX TO FINANCIAL STATEMENTS

                                     PART I

ITEM 1.  BUSINESS

GENERAL

    WellPoint Health Networks Inc. (the "Company" or "WellPoint") is one of the nation's largest publicly traded managed health care companies. As of December 31, 1998, WellPoint had approximately 6.9 million medical members and approximately 25 million specialty members. The Company offers a broad spectrum of quality network-based managed care plans. WellPoint provides these plans to the large and small employer, individual and senior markets. The Company's managed care plans include preferred provider organizations ("PPOs"), health maintenance organizations ("HMOs") and point-of-service ("POS") and other hybrid plans and traditional indemnity plans. In addition, the Company offers managed care services, including underwriting, actuarial services, network access, medical cost management and claims processing. The Company offers a continuum of managed health care plans while providing incentives to members and employers to select more intensively managed plans. The Company typically offers such plans at a lower cost in exchange for additional cost-control measures, such as limited flexibility in choosing physician and hospitals that are not included in the Company's provider networks. The Company believes that it is better able to predict and control its health care costs as its members select more intensively managed health care plans. The Company also provides a broad array of specialty and other products, including pharmacy, dental, utilization management, life insurance, preventive care, disability insurance, behavioral health, COBRA and flexible benefits account administration.

    The Company markets its products in California primarily under the name Blue Cross of California and outside of California primarily under the name UNICARE. Historically, the Company's primary market for its managed care products has been California. The Company holds the exclusive right in California to market its products under the Blue Cross name and mark. The Company's California customer base is diversified, with extensive membership among large and small employer groups and individuals and a growing presence in the Medicare and Medicaid markets.

    In 1996, the Company began pursuing a nationwide expansion strategy through selective acquisitions and start-up activities in key geographic areas. With the acquisitions in March 1996 of the Life & Health Benefits Management division ("MMHD") of Massachusetts Mutual Life Insurance Company (the "MMHD Acquisition") and in March 1997 of certain portions of the health and related life group benefit operations (the "GBO") of John Hancock Mutual Life Insurance Company (the "GBO Acquisition"), the Company has significantly expanded its operations outside of California. The Company's acquisition strategy has focused on large employer group plans that offer indemnity and other health insurance products that are less intensively managed than the Company's products in California. Since 1987, the Company has transitioned substantially all of its California indemnity insurance customers to managed care products. An element of the Company's geographic expansion strategy is to replicate its experience in California in motivating traditional indemnity members to transition to the Company's broad range of managed care products. In addition, the Company focuses on acquiring businesses that provide significant concentrations of members in strategic locations outside of California. The Company believes that its current UNICARE medical membership provides its UNICARE operations with sufficient scale to begin development of proprietary provider network systems in key geographic areas, which will enable the Company over time to begin offering a broader range of managed care products. The Company has used and intends to continue to use these new networks to introduce individual, small group and senior products in these markets. The Company has developed or is actively developing proprietary networks in Texas, Georgia, Illinois, Maryland, Ohio and Virginia and has introduced new managed care products in, among other states, Texas, Georgia and Illinois.

    Prior to the MMHD and GBO Acquisitions, the Company's significant operations were primarily confined to the State of California. As a result of these acquisitions, during 1996, 1997 and 1998, the Company's operations, with the exception of stand-alone specialty products, were organized generally into two internal business units with a geographic focus. Revenues (with sales to external customers and sales or transfers to other segments shown separately), operating profit or loss and identifiable assets attributable to each of the Company's segments are set forth in Note 21 to the Consolidated Financial Statements, which are included elsewhere in this Annual Report on Form 10-K. Effective as of April 1, 1999, the Company intends to effect a modification of its internal business divisions. Upon completion of this change, the Company expects that its primary internal business divisions will be focused on large employer group business, individual and small employer group business and senior and specialty business.

RECENT DEVELOPMENTS

    PENDING TRANSACTION WITH CERULEAN

    On July 9, 1998, WellPoint entered into an Agreement and Plan of Merger (the "Merger Agreement") with Cerulean Companies, Inc. ("Cerulean"). Upon completion of this transaction (the "Merger"), Cerulean will become a wholly owned subsidiary of WellPoint. Cerulean currently holds the exclusive license to use the Blue Cross and Blue Shield names and marks in the state of Georgia. Cerulean is the parent company of Blue Cross Blue Shield of Georgia, which served approximately 1.6 million medical members in the state of Georgia as of December 31, 1998. At the effective time of the Merger, the shareholders of Cerulean will receive WellPoint Common Stock with a market value of $500 million (subject to certain adjustments provided in the Merger Agreement). Certain shareholders of Cerulean will have the option to receive cash in lieu of WellPoint Common Stock, subject to a maximum aggregate limit of $225 million. The transaction is intended to qualify as a tax-free organization for Cerulean shareholders that elect to receive WellPoint Common Stock. The closing of the transaction is subject to the approval of the shareholders of Cerulean and to a number of regulatory and other approvals. The Company currently expects the transaction to close during the second half of 1999.

    In September 1998, a class action lawsuit was filed in Richmond County, Georgia on behalf of certain current and former policyholders of Blue Cross Blue Shield of Georgia (the "Conversion Litigation"). The claims brought in the Conversion Litigation relate to the conversion of Blue Cross Blue Shield of Georgia from a non-profit entity to a for-profit entity in October 1996 (the "Conversion"). At the time of the Conversion, each eligible Blue Cross Blue Shield of Georgia subscriber was offered five shares of Cerulean Class A stock. In order to receive such shares, each eligible subscriber had to return certain election forms prepared by Cerulean. At the time of the Conversion, approximately 90,000 of the 160,000 eligible subscribers did not return their election forms. The litigation sought to compel Cerulean to issue five additional shares of its Class A Common Stock to each of the 90,000 subscribers. On December 17, 1998, the Superior Court judge in the Conversion Litigation issued an order in favor of the plaintiffs. Cerulean is pursuing an appeal of the judge's decision before the Georgia Supreme Court, which held oral arguments with respect to the matter on March 8, 1999.

    The Company intends to continue to explore opportunities to work with other Blue Cross Blue Shield entities. The Company currently provides pharmacy benefits management services to certain Blue Cross Blue Shield entities (including Blue Cross Blue Shield of Georgia) and may market additional specialty products to and pursue additional relationships with other Blue Cross Blue Shield plans in the future.

    SALE OF WORKERS' COMPENSATION BUSINESS

    On July 29, 1998, WellPoint entered into a Stock Purchase Agreement (the "Stock Purchase Agreement") with Fremont Indemnity Company ("Fremont"). Pursuant to the Stock Purchase Agreement, Fremont acquired all of the outstanding capital stock of UNICARE Specialty Services, Inc. a wholly owned subsidiary of WellPoint ("UNICARE Specialty"). The transaction was completed on September 1, 1998. The principal asset of UNICARE Specialty was the capital stock of UNICARE Workers' Compensation Insurance Company ("UNICARE Workers' Compensation"). The purchase price for the acquisition was approximately $110.0 million. Pursuant to the Stock Purchase Agreement, the purchase price for the acquisition was the statutory surplus (adjusted in accordance with the terms of the Stock Purchase Agreement) of UNICARE Workers' Compensation as of the date of closing. As part of the transaction, the Company and Fremont entered into a joint marketing agreement with respect to workers' compensation and medical insurance products in the small employer group market.

MANAGED HEALTH CARE OVERVIEW

    An increasing focus on costs by employers and consumers has spurred the growth of HMO, PPO, POS and other forms of managed care plans as alternatives to traditional indemnity health insurance. Typically, HMOs and PPOs, as well as hybrid plans incorporating features of each (such as POS plans), develop health care provider networks by entering into contracts with hospitals, physicians and other providers to deliver health care at favorable rates that incorporate health care utilization management and other cost-control measures as well as network credentialing and quality assurance. HMO, PPO and POS members generally are charged periodic, prepaid premiums, and copayments or deductibles. PPOs, POS plans and a number of HMOs allow out-of-network usage, typically at substantially higher out-of-pocket costs to members. HMO members generally select one primary care physician from a network who is responsible for coordinating health care services for the member, while PPOs and other "open access" plans generally allow members to select physicians without coordination through a primary care physician. Hybrid plans, such as POS plans, typically involve the selection of primary care physicians similar to HMOs, but allow members to choose non-network providers at higher out-of-pocket costs similar to PPOs.

    THE CALIFORNIA MARKET. The desire of California-based employers for a range of health care choices that promote effective cost controls and quality care has contributed to substantial market acceptance of managed health care in California, where the total penetration of managed health care companies is higher than the national average. Although the Company has experienced increased competition over the last several years, the Company remains a market leader in offering managed health care plans to individuals and small employer groups in California. WellPoint's large group business, which historically lagged the performance of its small group and individual business, has experienced considerable growth since 1994 with the rebound of the California economy and the enhancement of the Company's reputation for customer service and value, especially among established companies. Initial developments in California with respect to managed care were generally focused on HMOs and other tightly controlled plans. Over the last few years, this emphasis has decreased, as consumers and media scrutiny have generally criticized the reduced choice typical of HMO plans and as greater regulatory restrictions have been placed on HMO offerings. The Company believes that this movement towards PPOs and other open access plans will continue in the future.

    OTHER STATES. Outside of California, the past few years have seen significant transformations in the health care sector. Although market acceptance of the array of managed health care plans continues to grow throughout the United States, it still varies widely from state to state. In some states, especially larger population centers, members are offered health care choices focused on HMO or POS plans. In other states, members are typically offered a spectrum of health care choices which are more focused on PPOs or traditional indemnity health models than in California. Indemnity insurance usually allows members substantial freedom of choice in selecting health care providers but without significant financial incentives or cost-control measures typical of managed care plans. Indemnity insurance plans typically require annual deductible obligations of members. Upon satisfaction of the deductible, the member is reimbursed for health care expenses on a full or partial basis of the indicated charges. Health plan reimbursement is often limited to the health plan's assessment of the reasonable and customary charges prevailing in a region for the particular health care procedure. PPO coverage offered by health plans outside of California is often typified by broad-based, third-party provider networks which do not incorporate the cost-control measures or discounts typical of the Company's proprietary provider networks in California and Texas. The Company believes the higher costs generally associated with such third-party PPO networks and traditional indemnity health insurance will continue to cause employers and members to seek out managed health care solutions similar to those offered by the Company in California and Texas.

BLUE CROSS OF CALIFORNIA

    Most of the Company's California operations are conducted under the trade name Blue Cross of California.

    MARKETING

    WellPoint's Blue Cross of California products are developed and marketed in California with an emphasis on the differing needs of various customer segments. In particular, the Company's product development and marketing efforts take into account the differing characteristics between the various customer groups served by the Company, including large employers (generally with 51 or more employees), individuals and small employers, seniors and California Medicaid recipients, as well as the unique needs of educational and public entities, federal employee health and benefit programs, national employers and state-run programs servicing high-risk and under-served markets. Individual business units are responsible for enrolling, underwriting and servicing customers in specific segments. Sales representatives are generally assigned to a specific geographic region of California to allow WellPoint to tailor its marketing efforts to the particular health care needs of each regional market. Individual business units also use advertising, public relations, promotion and marketing research to support their efforts. The Company believes that one of the keys to its success in California has been its focus on distinct customer groups defined generally by employer size and geographic region, which better enables the Company to develop benefit plans and services that meet the needs of these distinct markets. For example, in 1998 the Company introduced its unique Employee Elect program, which allows small employers to offer their employees a menu of PPO and HMO options.

    WellPoint's managed health care plans to large employers in California are generally sold in conjunction with an employer's broker or consultant to develop a package of managed health care benefits specifically tailored to meet the employer's needs. Individual and small employer group products are marketed in California primarily through sales managers in both Comprehensive Integrated Marketing Services, Inc. ("CIMS"), a wholly owned indirect subsidiary of the Company, and WellPoint's sales department, who oversee independent agents and brokers.

    PRODUCTS

    PPO PLANS. The Company's PPO products, which are generally marketed under the name "Prudent Buyer," are designed to address the specific needs of different customer segments. The Company's PPO plans require periodic, prepaid premiums and may have copayment obligations for services rendered by network providers that are often similar to the copayment obligations of its HMO plans. Unlike WellPoint's HMO and other "closed-access" plans, members are not required to select a primary care physician who is responsible for coordinating their care and may be subject to annual deductible requirements. PPO members have the option to receive health care services from non-network providers, typically at substantially higher out-of-pocket costs to members. Among the Company's various PPO plans are its Prudent Buyer Co-Pay product, which replaces annual deductible obligations with HMO-like co-payments while maintaining the member choice typical of PPO plans, and high-deductible health plans intended for use with medical savings accounts ("MSAs").

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

    MEDICAID PLANS. The California Department of Health Services ("DHS") administers Medi-Cal, California's Medicaid program. WellPoint has been awarded contracts to administer Medi-Cal managed care programs in various California counties. Under these programs, WellPoint provides health care coverage to Medi-Cal program members and DHS pays WellPoint a fixed payment per member per month. As of December 31, 1998, approximately 474,000 members were enrolled in WellPoint's Medi-Cal managed care programs in Los Angeles, Sacramento, Orange, San Francisco, Alameda, Santa Clara, Fresno, Kern, Stanislaus, Contra Costa and San Diego counties and in the state-sponsored Healthy Families program. In addition, the Company has been awarded a contract to administer the Medi-Cal managed care program in Tulare County, although no enrollment had occurred as of December 31, 1998.

    SENIOR PLANS. WellPoint offers numerous Medicare supplemental plans, which typically pay the difference between health care costs incurred and amounts paid by Medicare, using existing PPO and HMO provider networks. One such product is Medicare Select, a PPO-based product that offers supplemental Medicare coverage. WellPoint also offers Medicare Select II, a hybrid product which allows seniors over the age of 65 to maintain their full Medicare benefits for any out-of-network benefits while enrolled in a supplemental plan that allows them to choose their own physician with a copayment. As of December 31, 1998, the Medicare supplemental plans served approximately 179,000 members. WellPoint also offers Blue Cross Senior Secure, an HMO plan operating in defined geographic areas, under a Medicare + Choice contract with the Health Care Financing Administration ("HCFA"). This contract entitles WellPoint to a fixed per-member premium from HCFA which is subject to adjustment annually by HCFA based on certain demographic information relating to the Medicare population and the cost of providing health care in a particular geographic area. In addition to physician care, hospitalization and other benefits covered by Medicare, the benefits under this plan (which vary by county) typically include prescription drugs, routine physical exams, hearing tests, immunizations, eye examinations, counseling and health education services. As of December 31, 1998, Blue Cross Senior Secure HMO plans served over 17,000 members.

UNICARE

    OVERVIEW

    In 1996, the Company began pursuing a nationwide expansion strategy through selective acquisitions and start-up activities in key geographic areas. The Company believes that its success in the highly competitive California managed care market is attributable to its broad range of managed care products that target the differing needs of specific market segments. The Company's acquisition strategy to date has focused on large employer group plans that offer indemnity and other health care products that are less intensively managed than the Company's current products. In addition, the Company has focused on acquiring businesses that provide significant concentrations of members in strategic locations outside of California. As of December 31, 1998, the Company had approximately 2.2 million members covered under its UNICARE health plans (including approximately 62,000 members in California). Approximately 50% of UNICARE medical membership as of such date was concentrated in six states:
Illinois, Texas, Massachusetts, Ohio, Georgia and Indiana. Most of the Company's non-California business is conducted by the Company's wholly owned subsidiary UNICARE Life & Health Insurance Company ("UL&H") under the trade name UNICARE. Upon completion of the Cerulean Merger, the Company intends to operate primarily under the Blue Cross Blue Shield name and mark in the state of Georgia.

    MARKETING AND PRODUCTS

    Similar to the Company's Blue Cross of California products, WellPoint's UNICARE products are developed and marketed outside of California with a focus on specific customer groups. The large employer group businesses that were previously part of the MMHD and GBO operations have a national focus as a result of the multi-state needs of such employers. UNICARE's individual and smaller employer group and senior products are marketed on a more regional basis as a result of the more localized nature of these customer segments and the agent and broker communities that serve them. As with the Company's Blue Cross of California products, UNICARE's individual and small employer group products are generally distributed by independent sales agents, while large group products are distributed by the Company's internal sales force or in conjunction with third-party brokers and consultants.

    Outside of California, the Company offers PPO and other open access products (using proprietary networks and third-party provider networks), as well as traditional fee-for-service products. As WellPoint continues to develop proprietary provider network systems in key geographic areas, the Company intends to offer more intensively managed products to the existing members of acquired businesses and to new individual, small group and senior customers outside of California. In 1998, UNICARE began offering in certain markets its unique Planscape product. Planscape has been designed to address the differing needs of consumers. The Planscape product allows individual family members to select different plan options based upon that particular individual's health needs. In addition, Planscape incorporates a personal needs assessment ("PNA") which is designed to help each individual family member choose the Planscape option most appropriate for that individual. In the event that an individual's health needs change (for example, due to a significant illness), Planscape also has an "opt up" feature allowing a particular individual, during certain times of the year, to transfer to a Planscape option providing greater benefits and incorporating more tightly managed care features.

    Consistent with the Company's strategy of developing open access programs that offer members greater choice, in December 1998 UNICARE's Texas HMO subsidiary, UNICARE of Texas Health Plans, Inc. ("UTHP"), made the decision to withdraw from the Texas marketplace. As of December 31, 1998, the Company had approximately 2,620 members served by its UTHP subsidiary. The Company anticipates that UTHP will cease active operations no later than the end of the second quarter of 1999. The Company expects that existing UTHP members will be offered a replacement PPO or similar plan from UL&H.

MANAGED HEALTH CARE NETWORKS AND PROVIDER RELATIONS

    BLUE CROSS OF CALIFORNIA

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

    WellPoint uses its large California membership to negotiate provider contracts at favorable rates that require utilization management and other cost-control measures. Under these contracts, physician providers are paid either a fixed per member monthly amount (known as a capitation payment) or on the basis of a fixed fee schedule. In selecting providers for its networks, WellPoint uses its credentialing programs to evaluate the applicant's professional qualifications and experience, including license status, malpractice claims history and hospital affiliations.

    The following is a more detailed description of the principal features of WellPoint's California PPO and HMO networks.

    PPO NETWORK. The California PPO network included approximately 46,000 physicians and 440 hospitals throughout California as of December 31, 1998. There were approximately 2.9 million members

(including administrative services members) enrolled in WellPoint's California PPO health care plans as of such date, approximately 41% of whom were individuals or employees of small groups.

    WellPoint endeavors to manage and control costs for its PPO plans by negotiating favorable arrangements with physicians, hospitals and other providers, which arrangements include utilization management and other cost-control measures. In addition, WellPoint manages costs through pricing and product design decisions intended to influence the behavior of both providers and members.

    WellPoint's California PPO plans provide for the delivery of specified health care services to members by contracting with physicians, hospitals and other providers. Hospital provider contracts are on a nonexclusive basis and generally provide for per diem payments (a fixed fee schedule where the daily rate is based on the type of service) that provide for rates that are below the hospitals' standard billing rates. Physician provider contracts are also on a nonexclusive basis and specify fixed fee schedules that are below standard billing rates. WellPoint is able to obtain prices for hospitals and physician services below standard billing rates because of the volume of business it offers to health care providers that are part of its network. Provider rates are generally negotiated on an annual or multi-year basis with hospitals. Provider rates for physicians in the Company's PPO network are set from time to time by the Company.

    HMO NETWORK. Membership in CaliforniaCare was approximately 1.8 million members as of December 31, 1998. As of December 31, 1998, the HMO network included approximately 30,000 primary care and specialist physicians and approximately 430 hospitals throughout California. The physician network of PMGs is comprised of both multi-specialty medical group practices and individual practice associations ("IPAs").

    Substantially all primary care physicians or PMGs in the Company's California HMO network are reimbursed on a capitated basis that incorporates financial incentives to control health care costs. These arrangements specify fixed per member per month payments to providers and may result in a marginally higher medical loss ratio than a non-capitated arrangement, but significantly reduce risk to WellPoint. Generally, HMO network hospital provider contracts are on a nonexclusive basis and provide for a per diem payment, which is below the hospitals' standard billing rates.

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

    UNICARE

    Due to the more recent development of the Company's national operations, the Company's relations with health care providers outside of California are more varied than in California. During 1998, the Company continued its significant network development efforts in various states, including Georgia, Illinois, Maryland, Ohio, Texas and Virginia. Some of these network development activities involved start-up activities, while others involved supplementing existing networks acquired in the MMHD and GBO acquisitions. As a result of the Company's extensive efforts, the Company's proprietary networks in Georgia and Texas are substantially completed. As of December 31, 1998, UNICARE's proprietary networks included approximately 53,600 primary and specialist physicians and 600 hospitals.

    As part of the MMHD Acquisition, the Company also acquired a majority ownership interest in a PPO entity, National Capital Preferred Provider Organization ("UNICARE NCPPO"), which operates in the Maryland/Virginia area and is a joint venture with local health care providers. The UNICARE NCPPO network included approximately 8,100 primary care and specialist physicians and 50 hospitals as of December 31, 1998.

    A large number of UNICARE members are currently served by third-party provider networks, which generally lack the provider selectivity and discounts typical of the Company's proprietary networks. One of the Company's strategies for the expansion of its UNICARE operations is to continue building proprietary provider network systems in certain geographies similar to the Company's networks in California and Texas, which provide a continuum of managed care products to various customer segments. As the Company expands its out-of-state operations, it intends to build or acquire such network operations and, as appropriate, to replace or supplement the current third-party network arrangements. Additionally, the Company has begun a process to consolidate its third-party network relationships in an effort to further contain its administrative expenses.

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

    UTILIZATION MANAGEMENT

    In order to better manage quality in its proprietary provider networks, WellPoint adopts utilization management systems and guidelines that are intended to reduce unnecessary procedures, admissions and other medical costs. The utilization management systems seek to provide quality care to WellPoint's members by ensuring that medical services provided are based on medical necessity and that all final decisions are made by physicians. In its California HMO, WellPoint permits PMGs to oversee most utilization management for their particular medical group under WellPoint's guidelines. Currently, substantially all of the PMGs in WellPoint's California HMO network have established committees to oversee utilization management. For its California PPO network, WellPoint uses treatment guidelines, requires pre-admission approvals of hospital stays and concurrent review of all admissions and retrospectively reviews physician practice patterns. Utilization management also includes an outpatient program, with pre-authorization and retrospective review, ongoing supervision of inpatient and outpatient care of members, case management and discharge planning capacity. Review of practice patterns may result in modifications and refinements to the PPO plan offerings, treatment guidelines and network contractual arrangements. In addition, WellPoint manages health care costs by periodically reviewing cost and utilization trends within its provider networks. Cases are reviewed in the aggregate to identify a high volume of a particular type of service to identify the most effective method of treatment while more effectively managing costs. In addition, the Company reviews high-cost procedures in an effort to provide new quality, cost-effective treatment by utilizing new technologies or by creating additional networks, such as its networks of home health agencies.

    For the Company's UNICARE managed care health plans, utilization management is provided both by UNICARE (through the Company's subsidiary CostCare, Inc. ("CCI")) and third-party provider networks. As part of the GBO Acquisition, the Company acquired CCI, which provides medical management services. The Company has integrated CCI utilization management services into UNICARE offerings. In December 1997, CCI (which operates as UNICARE/Cost Care) received a two-year accreditation from the Utilization Review Accreditation Commission ("URAC"), a private organization providing voluntary accreditation of utilization review entities.

    UNDERWRITING

    In establishing premium rates for its health care plans, WellPoint uses underwriting criteria based upon its accumulated actuarial data, with adjustments for factors such as claims experience, member mix and industry differences to evaluate anticipated health care costs. WellPoint's underwriting practices in the individual and small group market are subject to legislation in California and other states affecting the individual and small employer group market. Because UNICARE's members are in every state, the Company's underwriting practices, especially in the individual and small group market, are subject to a variety of legislative and regulatory requirements and restrictions. See "--Government Regulation."

    QUALITY MANAGEMENT

    Quality management for most of the Company's California business is overseen by the Company's Quality Management Department and is designed to ensure that necessary care is provided by qualified personnel. Quality management encompasses plan level quality performance, provider credentialing, provider and member grievance monitoring and resolution, medical group auditing, monitoring medical group compliance with Blue Cross of California standards for medical records and medical offices, physician peer review and a quality management committee.

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

    PHARMACY PRODUCTS

    WellPoint offers pharmacy services and pharmacy benefit management services to its members. WellPoint's pharmacy services incorporate features such as drug formularies (a WellPoint-developed listing of preferred, cost-effective drugs), a pharmacy network and maintenance of a prescription drug database and mail order capabilities. Moreover, pharmacy benefit management services provided by WellPoint include management of drug utilization through outpatient prescription drug formularies, retrospective review and drug education for physicians, pharmacists and members. As of December 31, 1998, WellPoint had more than 15.0 million risk and non-risk pharmacy members and approximately 52,000 participating pharmacies.

    DENTAL PLANS

    WellPoint's California dental plans include Dental Net, its California dental HMO, with a provider network of approximately 2,100 dentists reimbursed on a capitated basis, a dental PPO, with a network of approximately 11,000 dentists, and traditional indemnity plans. As of December 31, 1998, the Company's dental networks outside of California included approximately 20,000 dentists. The Company's dental products outside of California currently include a dental PPO in Texas and Georgia. As a result of the MMHD and GBO acquisitions, the Company has acquired significant additional dental membership outside of California. The Company's dental plans provide primary and specialty dental services, including orthodontic services, and as of December 31, 1998, served approximately 3.1 million dental members.

    LIFE INSURANCE

    The Company offers primarily term-life insurance to employers, generally in conjunction with the Company's health plans. The MMHD and GBO acquisitions expanded the Company's life insurance business both inside and outside of California. As of December 31, 1998, the Company provided life insurance products to approximately 2.2 million persons.

    MENTAL HEALTH PLANS

    WellPoint offers specialized mental health and substance abuse programs. The plans cover mental health and substance abuse treatment services on both an inpatient and an outpatient basis, through a network of approximately 4,200 contracting providers. In addition, approximately 388 employee assistance and behavioral managed care programs have been implemented for a wide variety of businesses throughout the United States. As of December 31, 1998, there were approximately 740,000 members covered under WellPoint's mental health plans.

    UTILIZATION MANAGEMENT

    In connection with the GBO Acquisition, the Company acquired CCI, a wholly owned subsidiary of John Hancock Mutual Life Insurance Company. CCI, which now operates under the trade name UNICARE/CostCare, provides stand-alone utilization management and other medical management services to other health plans and self-funded employers. CCI utilization management services are also integrated into UNICARE product offerings. As of December 31, 1998, the Company had approximately 2.9 million utilization management members.

    DISABILITY PLANS

    The Company offers short- and long-term disability programs, usually in conjunction with the Company's health plans. As of December 31, 1998, the Company provided long-term or short-term disability coverage to approximately 800,000 individuals.

    LONG-TERM CARE INSURANCE

    In November 1997, the Company began offering a group of long-term care insurance products to its California members through its indirect wholly owned subsidiary BC Life & Health Insurance Company ("BC Life"). These plans, which are marketed under the Advantage Blue trade name, involve six different products. The Company's long-term care products include both a skilled nursing home care plan and comprehensive policies covering skilled, intermediate and custodial long-term care, including home health care services.

    WORKERS' COMPENSATION MANAGED CARE SERVICES

    In California, the Company offers workers' compensation managed care services, including bill review, network access, medical cost management and utilization management, to employers who self-insure their workers' compensation coverage, as well as to workers' compensation carriers.

MANAGEMENT SERVICES

    WellPoint provides administrative services to large group employers that maintain self-funded health plans. In California, the Company often has been able to capitalize on this relationship by subsequently introducing WellPoint's underwritten managed care products. The Company's managed care services revenues have expanded considerably during the last three years as a result of the MMHD and GBO Acquisitions. These businesses, especially the GBO, are comprised of a higher percentage of administrative services business than the Company's traditional California business. WellPoint offers managed care services, including underwriting, actuarial services, medical cost management, claims processing and administrative services for self-funded employers. WellPoint also enables employers with self-funded health plans to use WellPoint's California PPO and HMO provider networks and to realize savings through WellPoint's favorable provider arrangements, while allowing employers the ability to design certain health benefit plans in accordance with their own requirements and objectives. As of December 31, 1998, WellPoint serviced self-insured health plans covering approximately 2.6 million medical members.

MARKET RESEARCH AND ADVERTISING

    WellPoint conducts market research and advertising programs to develop products and marketing techniques tailored specifically to customer segments. WellPoint uses print and broadcast advertising to promote its health care plans. In addition, the Company engages in promotional activities with agents, brokers and consultants. WellPoint incurred costs of approximately $43.3 million, $36.5 million and $33.7 million on advertising for the years ended December 31, 1998, 1997 and 1996, respectively.

COMPETITION

    The managed health care industry in California is competitive on both a regional and statewide basis. In addition, in recent years there has been a trend of increasing consolidation among both national and California-based health care companies, which may further increase competitive pressures. WellPoint competes with other companies that offer similar managed health care plans, some of which have greater resources than WellPoint. Currently, WellPoint is a market leader in offering managed health care plans to individuals and small employer groups in California. The medical loss ratio attributable to WellPoint's individual and small group business has historically been lower than that for its large employer group business. As a result, a larger portion of WellPoint's profitability is due to the individual and small group business. WellPoint has experienced increased competition in this market over the last several years, which could adversely affect its medical loss ratio and future financial condition, cash flows or results of operations. See "--Factors That May Affect Future Results of Operations."

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

    WellPoint believes that significant factors in the selection of a managed health care plan by employers and individual members include price, the extent and depth of provider networks, flexibility and scope of benefits, quality of services, market presence, reputation (which may be affected by public rankings or accreditation by voluntary organizations such as the National Committee for Quality Assurance ("NCQA") and the URAC) and financial stability. WellPoint believes that it competes effectively against other health care industry participants.

GOVERNMENT REGULATION

    CALIFORNIA

    DOC AND DOI REGULATION. WellPoint offers its managed health care services in California principally through its wholly owned indirect subsidiary Blue Cross of California, which is subject to regulation by the California Department of Corporations (the "DOC") under the Knox-Keene Health Care Service Plan Act of 1975 (the "Knox-Keene Act"). The insurance business conducted by BC Life is regulated by the California Department of Insurance (the "California DOI"). Each entity is subject to various minimum capital and other requirements, such as restrictions on the payment of dividends or the issuance of capital stock, established by its respective regulatory authority. Blue Cross of California's managed health care programs are also subject to extensive DOC regulation regarding benefit and coverage levels, relationships with health care providers, administrative capacity, marketing and advertising, procedures for quality assurance and subscriber and enrollee grievance resolution. Any material modifications to the organization or operations of Blue Cross of California are subject to prior review and approval by the DOC. BC Life must obtain approval from the California DOI for all of its group insurance policies and certain aspects of its individual policies prior to issuing those policies, as well as certain other material actions which BC Life may propose to take. The failure to comply with applicable regulations can subject BCC or BC Life to various penalties, including fines or the imposition of restrictions on the conduct of its operations.

    In 1997, the DOC conducted a triennial medical survey of the Company and each of its subsidiaries licensed under the Knox-Keene Act. During 1998, the Company received a preliminary report of the DOC with respect to the surveys. The Company has provided responses to the preliminary report. Based upon this preliminary report, the Company does not expect any material impact on its operations as a result of the surveys. In addition, the DOC conducted a regular triennial audit during 1998 and early 1999. To date, the Company has not received any results of this audit from the DOC.

    CALIFORNIA HEALTH CARE LEGISLATION. From time to time, new California legislation is enacted and regulatory interpretations are adopted that adversely affect WellPoint. For example, California's various small group laws require that coverage be offered to certain small groups, limit rate increases and exclusions based on pre-existing conditions, limit waivers (a temporal limitation of coverage) and impose other requirements designed to increase the availability of coverage for small groups. This legislation has resulted in increased claims expense for the Company. There can be no assurance that compliance with existing or future legislation will not adversely affect WellPoint's financial condition, cash flows or results of operations.

    In 1997, the California Legislature established the Managed Health Care Improvement Task Force to study and make recommendations regarding managed health care issues in the state of California. The task force, which was comprised of appointees chosen by then-California Governor Wilson and by the Legislature, issued a preliminary report in 1998. The task force's report included a broad range of recommendations to restructure managed health care in California, including changes in patient confidentiality requirements, quality-of-care issues, mandated benefit coverage and the restructuring of California regulatory oversight of managed health care plans. After providing its recommendations to Governor Wilson and the California Legislature, the task force disbanded in 1998. As a result of the task force's recommendations, the California Legislature did enact new laws in 1998 concerning direct access by patients to obstetrician/gynecologists, hospital length of stay for mastectomies and disclosure requirements to members in the individual and small group markets. During 1998, the California Legislature also enacted new laws, among others, mandating coverage for prostate cancer screening and certain reconstructive surgery and requiring health plans under certain circumstances to continue to cover services rendered by a provider who is not part of the health plan's provider network.

    In December 1998, BCC, along with several other managed care companies and the California Association of Health Plans, announced an intention to voluntarily adopt an independent external review program by the end of 1999. BCC is still in the process of developing the specifics of this program, but it is anticipated that it will provide members with the opportunity to appeal certain medical necessity decisions. Since July 1998, BCC has allowed independent external review of medical necessity decisions involving certain types of life-threatening illnesses or experimental treatments.

    During 1999, the Company expects that legislation may be proposed in California regarding independent external review, health plan liability and individual liability of health plan medical directors as well as additional regulation of the individual market and a variety of other topics. As a result of the November 1998 California elections, the California governor is now a member of the same political party as a majority of the members of both houses of the California Legislature, thereby increasing the likelihood of the passage of health care reform legislation. While it is still too early to determine if any additional legislation will be enacted into law, such legislation could have a material adverse effect on the Company's results of operations, cash flows or financial condition.

    FEDERAL

    RECENT FEDERAL HEALTH CARE LEGISLATION. In August 1997, the President signed into law the Balanced Budget Act of 1997 (the "Balanced Budget Act"). The Balanced Budget Act included a number of measures affecting the provision of health care. The act placed restrictions on the variation in Medicare reimbursement amounts (so-called "risk adjusters") between counties. HCFA has released proposed risk adjusters for year 2000 implementation. In addition, the Balanced Budget Act expanded the managed health plan options available to Medicare enrollees to include PPO, POS and high deductible health plans intended for MSAs. Regulations regarding these changes were adopted in June 1998. Finally, the Balanced Budget Act implemented certain changes with respect to Medicare supplement programs, including guaranteed coverage issues. Certain of the changes under the Balanced Budget Act could have the result of increasing the Company's costs.

    In November 1997, the Advisory Commission on Consumer Protection and Quality in the Health Care Industry (the "Clinton Quality Commission"), which had been appointed by President Clinton to formulate recommendations regarding health care quality and the protection of consumers, released a "Consumer Bill of Rights and Responsibilities" containing a number of general and specific recommendations regarding the provision of health care in the United States. No legislation has yet been adopted as a result of its recommendations. In February 1998, the President issued an executive order to the government administrators of each of the government-sponsored health programs directing them to take appropriate actions to insure compliance with some or all of the recommendations made in the Consumer Bill of Rights by various dates on or before December 31, 1999. Compliance with the President's executive order is likely to increase health plan costs associated with these government-sponsored programs. In 1998, the Department of Labor also issued proposed regulations regarding a mandated health plan grievance and appeal process. These regulations would apply to all plans subject to the Employee Retirement and Income Security Act of 1974 ("ERISA"), including employer-funded plans. These regulations, if adopted, could have the effect of increasing the Company's expenses.

    On August 21, 1996, the President signed into law the Health Insurance Portability and Accountability Act of 1996 (originally known in the Senate as the Kennedy-Kassebaum bill) ("HIPAA"). HIPAA and the implementing regulations that have been subsequently adopted impose new obligations for issuers of health insurance coverage and health benefit plan sponsors. HIPAA requires certain guaranteed issuance and renewability of health coverage for individuals and small groups (generally 50 or fewer employees) and limits exclusions based on preexisting conditions. Most of the insurance reform provisions of HIPAA became effective for "plan years" beginning July 1, 1997.

    Maternity length of stay and mental health parity benefits measures became effective for plan years beginning January 1, 1998. The maternity stay provision requires health plans to cover the cost of a 48-hour hospital stay (96 hours following a Caesarian section). This measure does not mandate the length of hospital stays but requires that longer stays be covered if deemed necessary by the mother or her physician (in consultation with the mother). Although many states already guarantee minimum hospital stays for mothers and newborns, these measures have further increased WellPoint's claims expense.

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

    In California, WellPoint provides a senior plan product under a Medicare + Choice contract that is subject to regulation by HCFA. Under this contract and HCFA regulations, if WellPoint's premiums received for Medicare-covered health care services provided to senior plan Medicare members are more than the Company's projected costs associated with the provision of health care services provided to senior plan members, then WellPoint must provide its senior plan members with additional benefits beyond those required by Medicare or reduce its premiums, or deductibles or co-payments, if any. HCFA has the right to audit HMOs operating under Medicare contracts to determine the quality of care being rendered and the degree of compliance with HCFA's contracts and regulations.

    FUTURE HEALTH CARE REFORM. A number of legislative proposals have been made at the Federal and state levels over the past several years. These proposals would, among other things, mandate benefits with respect to certain diseases or medical procedures, require plans to offer an independent external review of certain coverage decisions or establish health plan liability in a manner similar to the Texas legislation discussed in the following section. There have been proposals made at the Federal level to implement greater restrictions on employer-funded health plans, which are generally exempted from state regulation by ERISA.

    WellPoint is unable to evaluate what legislation may be proposed and when or whether any legislation will be enacted and implemented. However, many of the proposals, if adopted, could have a material adverse effect on WellPoint's financial condition, cash flows or results of operations, while others, if adopted, could potentially benefit WellPoint's business.

    OTHER STATES

    The Company's activities in other states are subject to state regulation applicable to the provision of managed health care services and the sale of traditional health indemnity insurance. As a result of the MMHD and GBO Acquisitions, the Company and certain of its subsidiaries are also subject to regulation by the DOI in Delaware (which is the state of incorporation and domicile of UL&H) and in all other states. As the Company expands its offering of managed care products in new geographic locations, it will be subject to additional regulation by governmental agencies applicable to the provision of health care services. The Company believes it is in compliance in all material respects with all current state regulatory requirements applicable to its business as presently conducted. However, changes in government regulations could affect the level of services which the Company is required to provide or the rates which the Company can charge for its health care products and services.

    As the Company continues to expand its operations outside of California, new legislative and regulatory developments in Delaware, Texas, Georgia (especially after the expected completion of the Cerulean transaction) and various other states will have greater potential effect on the Company's financial condition, cash flows or results of operations. Over the past few years, there has been an increase throughout the United States in proposed state legislation regarding, among other things, mandated benefits, health plan liability, third-party review of health plan coverage determinations and health plan relationships with providers. The Company expects that this trend of increased legislation will continue. In this regard, in early 1999 several bills have been introduced in the Georgia Legislature, including one that would require managed care plans to offer coverage for services rendered by out-of-network providers and one that would establish a "consumer advocate" with authority to review and comment upon matters pending before the Department of Insurance Commissioner. These laws, if passed, could have the effect of increasing the Company's claims expense, especially after the anticipated completion of the Cerulean transaction.

    In 1997, the Texas legislature adopted SB 386 which, among other things, purports to make managed care organizations ("MCOs") such as the Company liable for the failure by the MCO, its employees or agents to exercise ordinary care when making "health care treatment decisions" (as defined in the legislation). The legislation was effective as of September 1, 1997. In September 1998, the United States District Court for the Southern District of Texas ruled, in part, that the MCO liability provisions of SB 386 are not preempted by ERISA. To date, this legislation has not adversely affected the Company's results of operations. However, although the Company maintains insurance covering such liabilities, to the extent that this legislation (or similar legislation that may be subsequently adopted at the Federal or state level) effectively expands the scope of liability of MCOs, such as the Company, it may have a material adverse effect on the Company's results of operations and financial condition. Even if the Company is not held liable under any litigation, the existence of potential MCO liability may cause the Company to incur greater costs in defending such litigation.

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

SERVICE MARKS

    WellPoint and its subsidiaries have filed for registration of and maintain several service marks, trademarks and trade names at the Federal level and in California, including "Prudent Buyer Plan," "CaliforniaCare" and "UNICARE." WellPoint, Blue Cross of California and BC Life are currently parties to license agreements with the Blue Cross Blue Shield Association ("BCBSA") which allow them to use the Blue Cross name and mark in California with respect to WellPoint's HMO and PPO network-based plans. Cerulean has also been granted similar BCBSA licenses for the state of Georgia, which licenses are expected to be transferred to WellPoint at the closing of the Cerulean transaction. The BCBSA is a national trade association of Blue Cross and Blue Shield licensees, the primary function of which is to promote the Blue Cross and Blue Shield names. Each licensee is an independent legal organization and is not responsible for the obligations of other BCBSA member organizations. A Blue Cross or Blue Shield license requires payment of a fee to the BCBSA and compliance with various requirements established by the BCBSA, including the maintenance of specified capital. The failure to meet such capital requirements can subject the Company to certain corrective action, while the failure to meet a lower specified level of capital can result in termination of the Company's license agreement with the BCBSA. WellPoint considers the licensed Blue Cross name and its registered service marks, trademarks and trade names important in the operation of its business.

EMPLOYEES

    At December 31, 1998, WellPoint and its subsidiaries employed approximately 10,600 people. Approximately 140 of the Company's employees are presently covered by a collective bargaining agreement with the Office and Professional Employees International Union, Local 29. As a result of the GBO Acquisition, approximately 209 of the Company's office clerical employees in the greater Detroit area are presently covered by a collective bargaining agreement with the International Brotherhood of Teamsters, Chauffeurs, Warehousemen and Helpers of America, Local No. 614. WellPoint believes that its relations with its employees are good, and it has not experienced any work stoppages.

EXECUTIVE OFFICERS

    Leonard D. Schaeffer, age 53, has been Chairman of the Board of Directors and Chief Executive Officer of the Company since August 1992. From 1989 until May 1996, Mr. Schaeffer was also Chairman of the Board of Directors and, from 1986, Chief Executive Officer of BCC. From 1982 to 1986, Mr. Schaeffer served as President of Group Health, Inc., an HMO in the midwestern United States. Prior to joining Group Health, Inc., Mr. Schaeffer was the Executive Vice President and Chief Operating Officer of the Student Loan Marketing Association ("Sallie Mae"), a financial institution that provides a secondary market for student loans, from 1980 to 1981. From 1978 to 1980, Mr. Schaeffer was the Administrator of HCFA. HCFA administers the Federal Medicare, Medicaid and Peer Review Organization programs. Mr. Schaeffer serves as a director of Allergan, Inc.

    D. Mark Weinberg, age 46, has been appointed Executive Vice President, Individual and Small Group Businesses of the Company to be effective April 1999. From October 1995 until March 1999, he has served as Executive Vice President, UNICARE Businesses of the Company. From August 1992 until May 1996, Mr. Weinberg served as a director of the Company. From February 1993 to October 1995, Mr. Weinberg was Executive Vice President, Consumer and Specialty Services of the Company. Prior to February 1993, Mr. Weinberg was Executive Vice President of BCC's Consumer Services Group from December 1989 to February 1993 and was Senior Vice President of Individual and Senior Services of BCC from April 1987 to December 1989. From 1981 to 1987, Mr. Weinberg held a variety of positions at Touche Ross & Co. From 1976 to 1981, Mr. Weinberg was general manager for the CTX Products Division of PET, Inc.

    Ronald A. Williams, age 49, has been appointed Executive Vice President, Large Group Businesses of the Company to be effective April 1999. From October 1995 until March 1999, he has served as Executive Vice President, Blue Cross of California Businesses of the Company. From August 1992 until May 1996, Mr. Williams served as a director of the Company. From February 1993 to October 1995, Mr. Williams was

Executive Vice President, Group and Network Services of the Company. Prior to February 1993, Mr. Williams was Executive Vice President of BCC's Group Services from May 1992 to February 1993. Prior to that time, Mr. Williams served as Executive Vice President of BCC's Health Services and Products Group from December 1989 to May 1992 and as BCC's Senior Vice President of Marketing and Related Products from November 1988 to December 1989. From May 1987 to November 1988 he was Vice President of Corporate Services of BCC. From July 1984 to May 1987 he was Senior Vice President of Vista Health Corporation, an alternative delivery system for outpatient psychological and substance abuse services of which he was also a co-founder. Mr. Williams also serves as a director of Syncor International Corporation.

    Joan E. Herman, age 45, joined the Company in June 1998 as Executive Vice President, Specialty Businesses. Effective April 1999, Ms. Herman is Executive Vice President, Senior and Specialty Businesses. From 1982 until joining the Company, Ms. Herman was with Phoenix Home Life Mutual Insurance Company, a mutual insurance company, most recently serving as Senior Vice President. Ms. Herman is a member of the Society of Actuaries and American Academy of Actuaries.

    Clifton R. Gaus, age 56, joined the Company in March 1999 as Executive Vice President and Chief Administrative Officer. From March 1997 until joining the Company, Mr. Gaus was Senior Vice President, Research and Development of Kaiser Permanente, a managed health care firm. Mr. Gaus was the owner and president of a privately owned company, Potomac Valley Landscaping, Inc., from March 1997 to 1998. From February 1992 until March 1997, Mr. Gaus worked in the United States Department of Health and Human Services, where he served in various positions, including the Administrator of the Agency for Health Care Policy and Research and senior advisor for the Office of Assistant Secretary. Mr. Gaus was the founder and initial President of the Association for Health Services Research.

    David C. Colby, age 45, joined the Company in September 1997 as Executive Vice President and Chief Financial Officer. From April 1996 until joining the Company, Mr. Colby was Executive Vice President, Chief Financial Officer and Director of American Medical Response, Inc., a health care services company focusing on ambulance services and emergency physician practice management. From July 1988 until March 1996, Mr. Colby was with Columbia/HCA Healthcare Corporation, most recently serving as Senior Vice President and Treasurer. From September 1983 until July 1988, Mr. Colby was Senior Vice President and Chief Financial Officer of The Methodist Hospital in Houston, Texas.

    Thomas C. Geiser, age 48, has been Executive Vice President, General Counsel and Secretary of the Company since May 1996. From July 1993 until May 1996, Mr. Geiser held the position of Senior Vice President, General Counsel and Secretary. Prior to joining the Company, he was a partner in the law firm of Brobeck, Phleger & Harrison from June 1990 to June 1993 and a partner in the law firm of Epstein Becker Stromberg & Green from May 1985 to May 1990. Mr. Geiser joined the law firm of Hanson, Bridgett, Marcus, Vlahos & Stromberg as an associate in March 1979 and became a partner in the firm, leaving in May 1985.

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

    The License Agreement required that the Foundation enter into a voting trust agreement (the "Voting Trust Agreement"), pursuant to which the Foundation deposited into a voting trust (the "Voting Trust") the number of shares of the Company's Common Stock sufficient to reduce the Foundation's holdings outside such Voting Trust to a level not in excess of 50% of the voting power of the outstanding shares of the Company's Common Stock. The shares held by the trustee under the Voting Trust Agreement (the "Voting Trust Shares") generally must be voted (i) with respect to elections of directors, where the nominees have been selected by the Nominating Committee (or, in certain instances, subsets of the Board) in conformity with procedures set forth in the Company's Bylaws, to support the position of the Board of Directors, (ii) with certain exceptions, on matters requiring a vote of at least an absolute majority of all outstanding shares of Common Stock, as the majority of non-Voting Trust Shares vote, and
(iii) on all other matters, in the identical proportion in favor of or in opposition to such matters as non-Voting Trust Shares vote. With respect to the removal of directors, calling of stockholder meetings and amendments of the Company's Certificate of Incorporation and Bylaws, where such actions are opposed by the Board of Directors, the Foundation has also agreed under the Voting Trust Agreement to support the position of the Board of Directors. In addition, the Voting Trust Agreement requires that the Foundation, through sales (which may involve exercises of its registration rights discussed below) or additional deposits into the Voting Trust, reduce its holdings outside the Voting Trust to 20% and 5% of the outstanding Common Stock on and after June 12, 1998 and June 12, 1999, respectively. As of March 15, 1999, approximately 4,426,818 shares held by the Foundation were subject to the provisions of the Voting Trust Agreement. As of March 15, 1999, the Foundation owned 17,910,000 shares of WellPoint Common Stock, or approximately 26.6% of the outstanding Common Stock.

    With respect to those shares held by the Foundation in excess of the "Ownership Limit" (as defined in the Company's Certificate of Incorporation and discussed further in the following paragraph) that are not subject to the Voting Trust Agreement, the Foundation has also entered into a voting agreement (the "Voting Agreement"). The Voting Agreement provides among other things, that the Foundation, during the period that it continues to own in excess of the Ownership Limit, will vote all shares of the Company's Common Stock owned by it in excess of 5% of the outstanding shares (except those shares held pursuant to the Voting Trust Agreement) in favor of each nominee to the Board of Directors of the Company who has been nominated by the Nominating Committee of the Board of Directors, or under certain circumstances, other subsets of the board, all as set forth in the Company's Bylaws. With respect to the removal of directors, calling of shareholder meetings and amendment of the Company's Articles of Incorporation and Bylaws, where such actions are opposed by the Board of Directors, the Foundation has also agreed under the Voting Agreement to support the position of the Board of Directors. As of March 15, 1999, approximately 10,112,384 shares held by the Foundation were subject to the Voting Agreement.

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

FACTORS THAT MAY AFFECT FUTURE RESULTS OF OPERATION

    Certain statements contained in "Item 1. Business," such as statements concerning the Company's geographic expansion and other business strategies, the effect of recent health care reform legislation and small group membership growth and other statements contained herein regarding matters that are not historical facts, are forward-looking statements (as such term is defined in the Exchange Act). Such statements involve a number of risks and uncertainties that may cause actual results to differ from those projected. Factors that can cause actual results to differ materially include, but are not limited to, those discussed below. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof.

    FEDERAL AND STATE HEALTH CARE REGULATION; LEGISLATIVE REFORM; ACTIVITIES AS
     GOVERNMENT CONTRACTOR

    WellPoint's operations are subject to substantial regulation by Federal, state and local agencies. As a result of the MMHD and GBO Acquisitions, WellPoint is now subject to the authority of state regulatory agencies in all 50 states. Such regulation may either relate to the Company's business operations or to the financial condition of regulated subsidiaries. With regard to the former, regulation typically covers prescribed benefits, relationships with providers, marketing, advertising, quality assurance and member grievance resolution. With regard to the latter, regulation typically governs the amount of capital required to be retained in regulated subsidiaries and the ability of such subsidiaries to pay dividends. There can be no assurance that any future regulatory action by any such agencies will not have a material adverse effect on the profitability or marketability of WellPoint's health plans, the Company's ability to access capital from the operations of its regulated subsidiaries or on its financial condition, cash flows or result of operations.

    In addition to capital requirements imposed by the California Department of Corporations and Department of Insurance, the Company and its BCBSA-licensed affiliates are required to maintain certain levels of capital to satisfy BCBSA requirements. During 1998, the National Association of Insurance Commissioners (the "NAIC"), the trade association representing state insurance regulators, adopted a risk-based capital formula for licensed managed care organizations called Managed Care Organization Risk-Based Capital ("MCORBC"). The NAIC also approved an accompanying Risk-Based Capital for Health Organizations Model Act (the "Model Act"), which will serve as a model for states considering enacting new legislation. The BCBSA is expected to transition to the MCORBC formula effective as of December 31, 1999. If adopted by states, the minimum capital requirements under the Model Act are not expected to have a material impact on the Company, although there can be no assurances that new minimum capital requirements will not increase the Company's capital requirements in the future.

    The health care industry has become the subject of greater legislative and media scrutiny in recent years. In 1996, the President signed HIPAA into law as well as maternity length of stay and mental health parity measures. The maternity length of stay and mental health parity measures took effect as of January 1, 1998. See "--Government Regulation." Various states have passed similar legislation, some providing for more extensive benefits than those required by HIPAA. An increasing number of proposals are being considered by the United States Congress and state legislature relating to health care reform and the Company expects that some of such proposals will be enacted. There can be no assurance that compliance with recently enacted or future legislation will not have a material adverse impact on WellPoint's claims expense, its financial condition, cash flows or results of operations.

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

HEALTH CARE COSTS AND PREMIUM PRICING PRESSURES

    WellPoint's future profitability will depend in part on accurately predicting health care costs and on its ability to control future health care costs through underwriting criteria, utilization management, product design and negotiation of favorable provider and hospital contracts. Changes in utilization rates, demographic characteristics, health care practices, inflation, new technologies, clusters of high-cost cases, continued consolidation of physician, hospital and other provider groups, the regulatory environment and numerous other factors affecting health care costs may adversely affect WellPoint's ability to predict and control health care costs as well as WellPoint's financial condition or results of operations. Periodic renegotiation of hospital and other provider contracts, coupled with continued consolidation of physician, hospital and other provider groups, may result in increased health care costs or limit the Company's ability to negotiate favorable rates. Recently, large physician practice management companies have experienced extreme financial difficulties (including bankruptcy), which may subject the Company to increased credit risk related to provider groups.

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

PENDING TRANSACTION WITH CERULEAN

    WellPoint has entered into the Merger Agreement with Cerulean pursuant to which Cerulean will become a wholly owned subsidiary of the Company. (See "--Recent Developments--Pending Transaction with Cerulean.") Completion of the Merger is subject to the satisfaction of a number of conditions, including approval by the Georgia Department of Insurance. There can be no assurances that the required approvals will be obtained. In addition, the timing of the resolution of the Conversion Litigation could delay the closing. If all conditions to closing are not met on or before July 8, 1999, each of WellPoint and Cerulean will have the right to terminate the Merger Agreement. As a result, there can be no assurances that the transaction will be consummated.

    As a condition to approval of the transaction, regulatory agencies may impose requirements or limitations on the way that the combined company conducts its business. If WellPoint or Cerulean were to agree to any material requirements or limitations in order to obtain approvals, such requirements or limitations or additional costs associated therewith could adversely affect WellPoint's ability to intergrate the operations of Cerulean with those of WellPoint. Accordingly, a material adverse effect on WellPoint's revenues and results of operations following the merger could result.

INTEGRATION OF ACQUISITIONS; GEOGRAPHIC EXPANSION STRATEGY; FUTURE ACQUISITIONS

    One component of the Company's business strategy has been to diversify into new geographic markets, particularly through strategic acquisitions. The Company completed the MMHD acquisition in March 1996 and the GBO acquisition in March 1997. During 1997 and 1998, the Company worked extensively on the integration of these acquired businesses, including consolidating existing operations sites and converting certain accounts to the Company's information systems. The Company is continuing the consolidation of these recently acquired operations into its operations, which will require considerable expenditures and a significant amount of management time. Assuming the acquisition of Cerulean is consummated, WellPoint will then undertake similar integration efforts for this acquired business. Due to the complex nature of the merger integration process, particularly the information systems designed to serve these businesses, the Company may temporarily experience increases in claims inventory or other service-related issues that may negatively affect the Company's relationship with its customers and contribute to increased attrition of such customers. The success of these acquisitions will, among other things, also require the integration of a significant number of the employees into the Company's existing operations and the completion of the integration of separate information systems. No assurances can be given regarding the ultimate success of the integration of these acquisitions into the Company's business.

    Both the acquired MMHD operations and the GBO have some indemnity-based insurance operations, with a significant number of members outside of California. Each of these operations experienced varying profitability or losses in recent periods. As anticipated at the time of acquisition, the Company has experienced material membership attrition related to these businesses in 1998 and the early part of 1999 and expects to continue to experience membership attrition during 1999 as it pursues its strategy of motivating traditional indemnity health insurance members to select managed care products. There can be no assurances that a sufficient number of these members will accept managed care health plans or that the Company will be able to continue existing relationships with provider networks currently serving those members or develop satisfactory proprietary provider networks in these geographic areas. The development of such networks will require considerable expenditures by the Company.

    As the Company pursues its geographic expansion strategy, the Company's market share in new markets will not be as significant, and its provider networks not as extensive, as in California, and the Company will not have the benefit of the Blue Cross mark (except in Georgia after completion of the Cerulean transaction), which are important components of its success in California. After an initial transition period, the Company will also no longer have the benefit of the MassMutual or John Hancock trade names under which these acquired operations were previously conducted. There can be no assurance that the absence of one or more of these elements will not adversely affect the success of the Company's geographic expansion strategy.

    The Company actively considers acquisition opportunities on a regular basis, both in connection with its geographic expansion strategy and its California operations. Except with respect to Cerulean, the Company currently has no existing agreements or commitments to effect any material acquisition. Accordingly, there can be no assurance that the Company will be able to identify additional acquisition candidates available for sale at reasonable prices or consummate any acquisition or that any discussions will result in an acquisition. Any such acquisitions may require significant additional capital resources and there can be no assurance that the Company will have access to adequate capital resources to effect such future acquisitions. To the extent that the Company consummates acquisitions, there can be no assurance that such acquisitions will be successfully integrated into the Company or that such acquisitions will not adversely affect the Company's results of operations, cash flows and financial condition.

    COMPETITION

    Managed health care organizations operate in a highly competitive environment that is subject to significant change from business consolidations, new strategic alliances, legislative reform, aggressive marketing practices by other managed health care organizations and other market pressures. A significant portion of the Company's operations are in California, where the managed health care industry is especially competitive. In addition, the managed health care industry in California has undergone significant changes in recent years, including substantial consolidation. Outside of California, the Company faces competition from other regional and national companies, many of which have (or due to future consolidation, may have) significantly greater financial and other resources and market share than the Company. If competition were to further increase in any of its markets, WellPoint's financial condition, cash flows or results of operations could be materially adversely affected.

    A substantial portion of WellPoint's California business is in the individual and small employer group market, where the loss ratio is significantly lower than in the large employer group market. The individual and small employer group business constituted approximately 34% of WellPoint's total premium revenue for the year ended December 31, 1998. WellPoint has experienced increasing competition in the individual and small employer group market over the past several years, which could adversely affect WellPoint's loss ratio and future financial condition or results of operations. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations."

    EVOLVING THEORIES OF RECOVERY

    WellPoint, like health insurers generally, excludes certain health care services from coverage under its HMO, PPO and other plans. In the ordinary course of business, WellPoint is subject to the claims of its members from decisions to restrict reimbursement for certain treatments. The loss of even one such claim, if it were to result in a significant punitive damage award, could have a material adverse effect on WellPoint's financial condition or results of operations. In addition, the risk of potential liability under punitive damage theories may significantly increase the difficulty of obtaining reasonable settlements of coverage claims. The financial and operational impact that such evolving theories of recovery may have on the managed care industry generally, or WellPoint in particular, is presently unknown. See "--Government Regulation."

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

    EMPLOYEE MATTERS

    The Company is dependent on retaining existing employees and attracting and retaining additional qualified employees to meet its future needs. The Company faces intense competition for qualified employees, particularly during the present economic environment of low unemployment, and there can be no assurance that the Company will be able to attract and retain such employees or that such competition among potential employers will not result in increasing salaries. There can be no assurance that an inability to retain existing employees or attract additional employees will not have a material adverse effect on the results of operations of the Company. The Company is especially dependent on attracting and retaining qualified computer programmers and other information technology personnel. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations--Year 2000."

    EFFECT OF YEAR 2000 ON COMPUTER SYSTEMS AND APPLICATIONS

    The Company has developed and is in the midst of executing a comprehensive plan designed to address the year 2000 issue for its information technology ("IT") and non-information technology systems and applications ("non-IT systems"). With respect to IT systems, during 1997 the Company completed a detailed risk assessment of its various computer systems, business applications and other affected systems, formulated a plan for specific remediation efforts and began certain of such remediation efforts. During 1998 and the first quarter of 1999, the Company completed its remediation efforts and undertook internal testing of its systems and applications. In the second quarter of 1999, the Company expects to undergo third-party review of certain of its year 2000 remediation efforts. This third party review will include an assessment of certain procedures undertaken by the Company as well as a computer software test of select portions of the Company's computer code. With respect to non-IT systems, the Company is currently in the process of completing the replacement or renovation of Company-owned systems to address year 2000 issues. The Company is also completing an assessment and, where appropriate, obtaining certifications, from property owners that non-IT systems in leased facilities will be remediated or replaced on a timely basis. The Company currently expects that its year 2000 remediation efforts and third-party review with respect to non-IT systems will be completed in the second quarter of 1999. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations--Year 2000" for a more comprehensive discussion of the year 2000 issue, the steps being taken by the Company to address it and the potential effects on the Company's results of operations, cash flows and financial condition of this issue.

    TAX ISSUES RELATING TO THE RECAPITALIZATION

    In connection with the Recapitalization, BCC received a ruling from the IRS that, among other things, the BCC Conversion qualified as a tax-free transaction and that no gain or loss was recognized by BCC for Federal income tax purposes. If the ruling were subsequently revoked, modified or not honored by the IRS (due to a change in law or for any other reason), WellPoint, as the successor to BCC, could be subject to Federal income tax on the difference between the value of BCC at the time of the BCC Conversion and BCC's tax basis in its assets at the time of the BCC Conversion. The potential tax liability to WellPoint if the BCC Conversion is treated as a taxable transaction is currently estimated to be approximately $696 million, plus interest (and possibly penalties). BCC and the Foundation entered into an Indemnification Agreement that provides, with certain exceptions, that the Foundation will indemnify WellPoint against the net tax liability as a result of a revocation or modification, in whole or in part, of the ruling by the IRS or a determination by the IRS that the BCC Conversion constitutes a taxable transaction for Federal income tax purposes. In the event a tax liability should arise against which the Foundation has agreed to indemnify WellPoint, there can be no assurance that the Foundation will have sufficient assets to satisfy the liability in full, in which case WellPoint would bear all or a portion of the cost of the liability, which could have a material adverse effect on WellPoint's financial condition.

ITEM 2.  PROPERTIES.

    Effective as of January 1, 1996, the Company entered into a lease for Blue Cross of California's Woodland Hills, California headquarters facility, which provides for a term expiring in December 2019 with two options to extend the term for up to two additional five-year terms. Rent expense under the lease was approximately $8.4 million during 1998. In 1997, the Company entered into a lease, which expires in December 2019, for its new headquarters facility located in Thousand Oaks, California. This facility was completed in January 1999. The Company and its subsidiaries have additional offices in the greater Los Angeles and Ventura County area. As a result of the MMHD and GBO acquisitions and the Company's continuing national expansion efforts, the Company maintains offices in various other locations, including Springfield, Massachusetts; Charlestown, Massachusetts; Schaumburg, Illinois; Dearborn, Michigan; and Plano, Texas.

ITEM 3.  LEGAL PROCEEDINGS.

    WellPoint and certain of its subsidiaries are parties to various legal proceedings, many of which involve claims for coverage encountered in the ordinary course of its business. WellPoint, like health plans generally, excludes certain health care services from coverage under its HMO, PPO and other plans. In the ordinary course of its business, WellPoint is subject to the claims of its enrollees arising out of decisions to restrict reimbursement for certain treatments. The loss of even one such claim, if it resulted in a significant punitive damage award, could have a material adverse effect on WellPoint. In addition, the risk of potential liability under punitive damage theories may increase significantly the difficulty of obtaining reasonable settlements of coverage claims. Further, legislation that would establish the liability of health plans for medical decisions is pending in various states. See "Item 1. Business--Government Regulation." The financial and operational impact that such evolving theories of recovery will have on the managed care industry generally, or WellPoint in particular, is at present unknown. Certain of such legal proceedings are or may be covered under insurance policies or indemnification agreements. Based upon information presently available, the Company believes that the final outcome of all such proceedings should not have a material adverse effect upon WellPoint's results of operations, cash flows or financial condition.

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

                                                                                HIGH        LOW
                                                                               -------    -------
Year Ended December 31, 1997
  First Quarter............................................................... $45 7/8    $32 7/8
  Second Quarter..............................................................  51         37 3/4
  Third Quarter...............................................................  60 1/2     46 1/4
  Fourth Quarter..............................................................  58 13/16   38 13/16

Year Ended December 31, 1998
  First Quarter...............................................................  70 1/16    42 1/4
  Second Quarter..............................................................  74         61 15/16
  Third Quarter...............................................................  74 11/16   51 1/4
  Fourth Quarter..............................................................  87         51 7/16

    On March 15, 1999 the closing price on the New York Stock Exchange for the Company's Common Stock was $73 13/16 per share. As of March 15, 1999, there were approximately 209 holders of record of Common Stock.

    The Company did not pay any dividends on its Common Stock in 1997 or 1998. Management currently expects that all of WellPoint's future income will be used to expand and develop its business. The Board of Directors currently intends to retain the Company's net earnings during 1999.

ITEM 6.  SELECTED FINANCIAL DATA.

                                                                       YEAR ENDED DECEMBER 31,
(IN THOUSANDS, EXCEPT PER SHARE DATA, MEMBERSHIP   ---------------------------------------------------------------
DATA AND OPERATING STATISTICS)                        1998         1997         1996         1995         1994
                                                   -----------  -----------  -----------  -----------  -----------
CONSOLIDATED INCOME STATEMENTS(A)
  Revenues:
    Premium revenue..............................  $ 5,934,812  $ 5,068,947  $ 3,699,337  $ 2,776,760  $ 2,564,371
    Management services revenue..................      433,960      377,138      147,911       61,151       36,253
    Investment income............................      109,578      196,153      123,584      120,913       92,188
                                                   -----------  -----------  -----------  -----------  -----------
                                                     6,478,350    5,642,238    3,970,832    2,958,824    2,692,812
  Operating Expenses:
    Health care services and other benefits......    4,776,345    4,087,420    2,825,914    2,090,036    1,865,887
    Selling expense..............................      280,078      249,389      202,318      177,058      161,596
    General and administrative expense...........      975,099      836,581      543,541      327,951      320,417
    Nonrecurring costs...........................           --       14,535           --       57,074           --
                                                   -----------  -----------  -----------  -----------  -----------
                                                     6,031,522    5,187,925    3,571,773    2,652,119    2,347,900
                                                   -----------  -----------  -----------  -----------  -----------
  Operating Income...............................      446,828      454,313      399,059      306,705      344,912
    Interest expense.............................       26,903       36,658       36,628           --           --
    Other expense, net...........................       27,939       31,301       25,195        9,718        5,504
                                                   -----------  -----------  -----------  -----------  -----------
  Income from Continuing Operations before
    Provision for Income Taxes...................      391,986      386,354      337,236      296,987      339,408
    Provision for Income Taxes...................       72,438      156,917      138,718      122,232      137,149
                                                   -----------  -----------  -----------  -----------  -----------
  Income from Continuing Operations                    319,548      229,437      198,518      174,755      202,259
    Income (Loss) from Discontinued Operations...      (88,268)      (2,028)       3,484        5,234       10,911
                                                   -----------  -----------  -----------  -----------  -----------
  Net Income.....................................  $   231,280  $   227,409  $   202,002  $   179,989  $   213,170
                                                   -----------  -----------  -----------  -----------  -----------
                                                   -----------  -----------  -----------  -----------  -----------
  Per Share Data(A)(B)(C):
    Income from Continuing Operations:
      Earnings Per Share.........................  $      4.63  $      3.33  $      2.99  $      2.63  $      3.05
      Earnings Per Share Assuming Full
        Dilution.................................  $      4.55  $      3.30  $      2.99  $      2.63  $      3.05
    Income (Loss) from Discontinued Operations:
      Earnings Per Share.........................  $     (1.28) $     (0.03) $      0.05  $      0.08  $      0.16
      Earnings Per Share Assuming Full
        Dilution.................................  $     (1.26) $     (0.03) $      0.05  $      0.08  $      0.16
    Net Income:
      Earnings Per Share.........................  $      3.35  $      3.30  $      3.04  $      2.71  $      3.21
      Earnings Per Share Assuming Full
        Dilution.................................  $      3.29  $      3.27  $      3.04  $      2.71  $      3.21
OPERATING STATISTICS (A)(D):
  Loss ratio.....................................        80.5%        80.6%        76.4%        75.3%        72.8%
  Selling expense ratio..........................         4.4%         4.6%         5.3%         6.2%         6.2%
  General and administrative expense ratio.......        15.3%        15.4%        14.1%        11.6%        12.3%
  Net income ratio...............................         3.6%         4.2%         5.3%         6.3%         8.2%

                                                                            DECEMBER 31,
                                                   ---------------------------------------------------------------
                                                      1998         1997         1996         1995         1994
                                                   -----------  -----------  -----------  -----------  -----------
BALANCE SHEET DATA(A):
  Cash and investments...........................  $ 2,764,302  $ 2,560,537  $ 1,849,814  $ 1,981,532  $ 1,724,026
  Total assets...................................  $ 4,225,834  $ 4,234,124  $ 3,149,378  $ 2,471,360  $ 2,185,950
  Long-term debt.................................  $   300,000  $   388,000  $   625,000           --           --
  Total equity...................................  $ 1,315,223  $ 1,223,169  $   870,459  $ 1,670,226  $ 1,418,919
  Cash dividends declared per common share(E)....           --           --  $     10.00           --           --
MEDICAL MEMBERSHIP(F)............................    6,892,000    6,638,000    4,485,000    2,797,000    2,617,000

--------------------------

(A) Financial information prior to 1998 has been restated to present the workers' compensation business as a discontinued operation.

(B) Per share data for all periods presented prior to 1996 have been recomputed using 66,366,500 shares, the number of shares outstanding immediately following completion of the Recapitalization. Per share data for the year ended December 31, 1996 has been calculated using such 66,366,500 shares, plus the weighted average number of shares issued since the Recapitalization.

(C) Per share data includes nonrecurring costs of $0.13 per share and $0.52 per share for 1997 and 1995, respectively.

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

GENERAL

    The Company is one of the nation's largest publicly traded managed health care companies. As of December 31, 1998, WellPoint had approximately 6.9 million medical members and approximately 25 million specialty members. The Company offers a broad spectrum of network-based managed care plans. WellPoint provides these plans to the large and small employer, individual and senior markets. The Company's managed care plans include HMOs, PPOs, POS plans, other hybrid plans and traditional indemnity plans. In addition, WellPoint offers managed care services, including underwriting, claims processing, actuarial services, network access and medical cost management. The Company also provides a broad array of specialty and other products, including pharmacy, dental, utilization management, life insurance, preventive care, disability insurance, behavioral health, COBRA and flexible benefits account administration.

    As discussed in Note 11 to the Consolidated Financial Statements, during 1998, the Company discontinued its workers' compensation operations. All financial information presented herein has been restated in both current and prior periods to exclude the workers' compensation operations and the discussion and analysis that follows has been modified accordingly.

    In accordance with Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of a Business Enterprise," the Company was organized into two primary segments, the California and National business segments, during the year ended December 31, 1998. Effective April 1, 1999, the Company intends to modify its internal business operations. It is anticipated that the impact of this internal change will also affect the disclosures of the Company's segments from that presented as of December 31, 1998. The Company is currently evaluating the effect of this proposed change and expects that future filings under the Securities Exchange Act of 1934 on or after the effective date of this reorganization will reflect such modified segments.

    SALE OF WORKERS' COMPENSATION SEGMENT

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

    NATIONAL EXPANSION AND OTHER RECENT DEVELOPMENTS

    In an effort to pursue the expansion of the Company's National business segment, during the past three years the Company has completed the acquisition of two businesses outside the state of California, the Life and Health Benefits Management Division ("MMHD") of Massachusetts Mutual Life Insurance Company and the Group Benefits Operations (the "GBO") of John Hancock Mutual Life Insurance Company. The purchase method of accounting has been used to account for both of the aforementioned transactions. The excess purchase price over net assets acquired was approximately $172.5 million for the GBO and $251.0 million for MMHD. During the fourth quarter of 1998, the Company re-evaluated the useful life of the intangible assets and goodwill related to these acquisitions and reduced such composite lives from 35 to 20 years. The Company's pending transaction with Cerulean Companies, Inc. is also a component of this expansion.

    On March 1, 1997, the Company completed its acquisition of the GBO. The purchase price was $89.7 million, subject to the resolution of certain items related to the post-closing audit. The purchase method of accounting has been used to account for the acquisition of the GBO. The GBO, with an associated 1.3 million acquired members, targets large employers with 5,000 or more employees and a majority of the medical members it serves are in health plans that are self-funded by employers.

    As a result of the GBO and MMHD acquisitions, the Company has significantly expanded its operations outside of California. In order to integrate its acquired businesses and implement the Company's regional expansion strategy, the Company will need to develop satisfactory provider and sales networks and successfully convert these books of business to the Company's existing information systems, which will require additional expenditures by the Company.

    On May 20, 1996, the Company completed the Recapitalization, including the acquisition of the commercial operations of BCC (the "BCC Commercial Operations") for $235.0 million in cash. The Recapitalization included the payment of a $995.0 million special dividend funded by $775.0 million in revolving debt and the remainder in cash. In September 1998, the Company received a private letter ruling from the Internal Revenue Service with respect to the treatment of certain payments in conjunction with the Recapitalization and acquisition of the BCC Commercial Operations. The ruling allows the Company to deduct as an ordinary and necessary business expense an $800 million cash payment made by Blue Cross of California in May 1996 to one of two newly formed charitable foundations. As a result of such private letter ruling, the Company reduced the remaining intangible asset related to its acquisition of the BCC Commercial Operations to zero. (See Note 8 to the Consolidated Financial Statements.)

    The Company has acquired certain businesses over the last three years which historically experienced a higher overall loss ratio than the Company. These acquired businesses have contributed to an increase in the Company's overall loss ratio. In order to control the respective loss ratios and reduce the financial risk of these acquired businesses, the Company has undertaken a variety of measures, including significant premium increases and changes in product design. The GBO and MMHD businesses have historically also experienced a higher administrative expense ratio than the Company's traditional California business due to the higher percentage of management services business. These higher administrative expense ratios have contributed to an increase in the Company's overall administrative expense ratio since the respective dates of acquisition.

    PENDING ACQUISITION OF CERULEAN

    On July 9, 1998, the Company entered into an Agreement and Plan of Merger with Cerulean Companies Inc. ("Cerulean") (See Note 23 to the Consolidated Financial Statements). Cerulean, principally through its Blue Cross Blue Shield of Georgia subsidiary, offers insured and administrative services products primarily in the State of Georgia. Cerulean has historically experienced a higher administrative expense ratio than the Company's core businesses due to its higher concentration of administrative services business. Cerulean has also historically experienced a higher loss ratio than the Company's core businesses due to its higher percentage of large group business, which generally reduces the Company's overall risk and also underwriting margins. Accordingly, it is expected that Cerulean's higher loss and administrative expense ratios will ultimately contribute to an increase in those ratios for the Company after the transaction is completed. This transaction is expected to be completed in the second half of 1999.

    LEGISLATION

    A variety of health care reform measures are currently pending or have been recently enacted at the Federal, state and local levels. Federal legislation enacted during the last two years seeks, among other things, to insure the portability of health coverage and mandates minimum maternity hospital stays. These and other proposed measures may have the effect of dramatically altering the regulation of health care and of increasing the Company's loss ratio or decreasing the affordability of the Company's products. In May 1997, the Texas Legislature adopted Senate Bill No. 386 ("SB 386"). Among other things, this legislation purports to make managed care organizations ("MCOs") such as the Company liable for the failure by the MCO, its employees or agents to exercise ordinary care when making "health care treatment decisions" (as defined in SB
386). The legislation was effective as of September 1, 1997. In September 1998, the United States District Court for the Southern District of Texas ruled, in part, that the MCO liability provisions of SB 386 are not preempted by the Federal Employee Retirement Income Security Act of 1974 ("ERISA"). To date, this legislation has not adversely affected the Company's results of operations. Similar legislation is currently pending in both the California and Georgia legislatures. Although the Company maintains insurance covering such liabilities, to the extent that this legislation (or similar legislation that may be subsequently adopted at the Federal or state level) effectively expands the scope of liability of MCOs such as the Company, it may have a material adverse effect on the Company's results of operations, financial condition or cash flows. Even if the Company is not held to be liable under any litigation, the existence of potential MCO liability may cause the Company to incur greater costs in defending such litigation.

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

    The Company has developed and is in the midst of executing a comprehensive plan designed to address the "year 2000" issue for its IT and non-IT systems and applications. With respect to IT systems, during 1997 the Company completed a detailed risk assessment of its various computer systems, business applications and other affected systems, formulated a plan for specific remediation efforts and began certain of such remediation efforts. During 1998 and the first quarter of 1999, the Company completed its remediation efforts and undertook internal testing of its systems and applications. In the second quarter of 1999, the Company expects to undergo third-party review of certain of its year 2000 remediation efforts. This third party review will include an assessment of the procedures undertaken by the Company as well as a computer software test of selected portions of the Company's computer code. With respect to non-IT systems, the Company is currently in the process of completing the replacement or renovation of Company-owned systems to address year 2000 issues. The Company is also undertaking a review of non-IT systems in leased facilities and, where appropriate, obtaining certifications from the property owners that non-IT systems in leased facilities will be remediated or replaced on a timely basis. The Company currently expects that its year 2000 remediation efforts and third-party review with respect to non-IT systems will be completed by the second quarter of 1999.

    The Company currently estimates that its costs related to year 2000 compliance remediation for Company-owned IT systems and applications will be approximately $6 to $7 million in 1999. The amounts expected to be expended during 1999 represent less than 5% of the Company's IT systems budget. During the year ended December 31, 1998, the Company expended approximately $16.9 million and $1.3 million for remediation of its IT software systems and applications and for renovation or replacement of its telecommunications equipment, respectively. The Company currently estimates that its total costs in 1999 with respect to non-IT systems and applications will be approximately $1.0 million. The Company's expenditures with respect to non-IT systems will include the acquisition of back-up power supplies for the Company's headquarters and data center facilities. The Company expenses year 2000 remediation costs as incurred and expects to fund these costs through cash flow from operations. While the immediacy of year 2000 compliance measures has caused the Company to defer or cancel certain IT projects, the Company does not expect such actions to have a material effect on the Company's results of operations, cash flows or financial condition. Assuming the Company's pending acquisition of Cerulean is consummated (see Note 23 to the Consolidated Financial Statements), similar remediation and testing efforts with respect to Cerulean-owned IT and non-IT systems and applications may increase the Company's total expenditures.

    The Company is currently formulating detailed contingency plans in the event that its various systems and applications do not achieve year 2000 compliance in a timely fashion. The contingency plans are focused on identifying potential failure scenarios for the Company's IT and non-IT systems and those of third parties with which the Company interacts and on ensuring the continuation of critical business operations. During the first half of 1999, the Company expects to integrate each of these contingency plans into a Company-wide contingency plan.

    The Company continues to assemble survey data from health care transaction clearing houses, third party vendors and certain other parties with which the Company communicates electronically to determine the compliance efforts being undertaken by these parties and to assess the Company's potential business exposure to any non-compliant systems operated by these parties. Health care claims submitted electronically to the Company are usually submitted through clearing houses on behalf of health care providers. Based on the survey data and other information compiled by the Company to date, the Company has not identified any third parties that the Company expects will suffer year 2000-related problems which are likely to have a significant adverse effect on the Company's operations. However, many of these third parties are currently in the process of implementing the critical portions of their own year 2000 compliance measures. As a result, at the current time the Company does not have sufficient information to determine whether its external relationships will be materially adversely affected by year 2000 compliance problems.

    If the Company's year 2000 issues were not completely resolved prior to the end of 1999, the Company could be subject to a number of potential consequences, including, among other things, an inability to timely and accurately process health care claims, collect customers' premiums or administrative fees, verify subscriber eligibility, assess utilization trends or compile accurate financial data for use by management. In particular, the Company may experience a decrease in electronic health claims submission, which could cause the Company's claims inventory to increase on a temporary basis. An increase in claims inventory could prevent the Company from identifying emerging utilization trends quickly and taking appropriate actions to mitigate such trends through pricing actions, benefit redesign or other actions. The Company is attempting to limit its exposure to year 2000 issues by closely monitoring its own year 2000 remediation efforts, assessing the year 2000 compliance efforts of various third parties with which it interacts and developing contingency plans addressing potential problems that could have a material adverse effect on the Company's results of operations. Although the Company intends to put into place programs and procedures designed to mitigate the aforementioned risks, there can be no assurances that all potential problems may be mitigated by these procedures.

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

    The Company's consolidated results of operations for the year ended December 31, 1998 include a full year of earnings for each of its acquired businesses. The results of operations for the year ended December 31, 1997 include ten months of earnings for the GBO, from the date of its acquisition. The results of operations for the year ended December 31, 1996 include the results of MMHD for the period from April 1, 1996 (its date of acquisition) to December 31, 1996 and BCC Commercial Operations for the period from May 20, 1996 (its date of acquisition) to December 31, 1996.

    The following table sets forth selected operating ratios. The loss ratio for health care services and other benefits is shown as a percentage of premium revenue. All other ratios are shown as a percentage of premium revenue and management services revenue combined.

                                                                         YEAR ENDED DECEMBER 31,
                                                                     -------------------------------
                                                                       1998       1997       1996
                                                                     ---------  ---------  ---------
Operating Revenues:
  Premium revenue..................................................       93.2%      93.1%      96.2%
  Management services revenue......................................        6.8        6.9        3.8
                                                                     ---------  ---------  ---------
                                                                         100.0      100.0      100.0

Operating Expenses:
  Health care services and other benefits loss.....................       80.5       80.6       76.4
  Selling expense..................................................        4.4        4.6        5.3
  General and administrative expense...............................       15.3       15.4       14.1

MEMBERSHIP

    The following table sets forth membership data and the percent change in membership:

                                              AS OF DECEMBER 31,
                                          ---------------------------    PERCENT
                                              1998           1997        CHANGE
                                          ------------   ------------   ---------
MEDICAL MEMBERSHIP (A):
CALIFORNIA (B)
  Group Services:
    HMO.................................       947,797        812,180      16.7%
    PPO and Other.......................     1,589,506      1,475,360       7.7%
                                          ------------   ------------
      Total.............................     2,537,303      2,287,540      10.9%
                                          ------------   ------------
  Individual, Small Group and Senior:
    HMO.................................       350,939        316,350      10.9%
    PPO and Other.......................     1,324,193      1,282,511       3.3%
                                          ------------   ------------
      Total.............................     1,675,132      1,598,861       4.8%
                                          ------------   ------------
  Medi-Cal HMO Programs.................       474,429        284,281      66.9%
                                          ------------   ------------
Total California Medical Membership.....     4,686,864      4,170,682      12.4%
                                          ------------   ------------

TEXAS
  Group Services........................       162,880        202,239     (19.5)%
  Individual, Small Group and Senior....       114,254         74,261      53.9%
                                          ------------   ------------
      Total.............................       277,134        276,500       0.2%
                                          ------------   ------------

GEORGIA
  Group Services........................        88,533         91,070      (2.8)%
  Individual, Small Group and Senior....        16,739          8,139     105.7%
                                          ------------   ------------
      Total.............................       105,272         99,209       6.1%
                                          ------------   ------------

OTHER STATES
  Group Services........................     1,798,697      2,083,122     (13.7)%
  Individual, Small Group and Senior....        23,636          8,644     173.4%
                                          ------------   ------------
      Total.............................     1,822,333      2,091,766     (12.9)%
                                          ------------   ------------
Total National Medical Membership (b)...     2,204,739      2,467,475     (10.6)%
                                          ------------   ------------
TOTAL MEDICAL MEMBERSHIP (C)............     6,891,603      6,638,157       3.8%
                                          ------------   ------------
                                          ------------   ------------

NETWORKS (D)
  Proprietary Networks..................     4,537,000      3,941,220      15.1%
  Other Networks........................     1,411,097      1,560,276      (9.6)%
  Non-Network...........................       943,506      1,136,661     (17.0)%
                                          ------------   ------------
TOTAL MEDICAL MEMBERSHIP................     6,891,603      6,638,157       3.8%
                                          ------------   ------------
                                          ------------   ------------

------------------------

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

(c) Medical membership includes 2,580,119 and 2,765,856 management services members as of December 31, 1998 and 1997, respectively, of which management services members outside of California were 1,600,616 and 1,792,151 as of December 31, 1998 and 1997, respectively.

(d) Proprietary networks consist of California, Texas and other
    WellPoint-developed networks. Other networks consist of third-party networks and networks owned by the Company as a result of acquisitions that incorporate provider discounts and some basic managed care elements. Non-network consists of fee for service and percentage-of-billed-charges contracts with providers.

                                               AS OF DECEMBER 31,
                                          -----------------------------    PERCENT
SPECIALTY MEMBERSHIP:                         1998            1997         CHANGE
                                          -------------   -------------   ---------
  Pharmacy..............................     15,003,377      12,290,221       22.1%
  Dental................................      3,148,528       3,183,477       (1.1)%
  Utilization Management................      2,908,383       2,750,767        5.7%
  Life..................................      2,155,805       1,757,881       22.6%
  Disability............................        778,860       1,125,571      (30.8)%
  Behavioral Health.....................        743,507         721,350        3.1%

COMPARISON OF RESULTS FOR THE YEAR ENDED DECEMBER 31, 1998 TO THE YEAR ENDED
  DECEMBER 31, 1997

    Premium revenue increased 17.1%, or $865.9 million, to $5,934.8 million for the year ended December 31, 1998 from $5,068.9 million for the year ended December 31, 1997. The overall increase was primarily due to an increase in insured member months of 12.1%, primarily in the Company's California business segment, and the implementation of price increases throughout the California market. Excluding the impact of the additional two months of premium revenue in 1998 related to the GBO of $80.1 million, the National business segment experienced a decline in overall premium revenue due to attrition on acquired MMHD membership and, to a lesser extent, the GBO membership, a portion of which was the result of recently instituted premium increases with respect to certain under-priced customer accounts. The Company expects that it will experience some level of further membership attrition of its acquired MMHD and GBO members during the first half of 1999 as it continues to increase prices and pursues its strategy of motivating members to select managed care products.

    Management services revenue increased 15.1%, or $56.9 million, to $434.0 million for the year ended December 31, 1998 from $377.1 million for the year ended December 31, 1997. The increase was primarily due to a 14.7% increase in management services member months, primarily in the California business segment's large employer group business. Also contributing to the increase was the incremental impact of the addition of a management services contract in the National business segment with the State of Illinois effective as of July 1, 1997. Excluding the impact of the additional two months of management services revenue in 1998 related to the GBO operations of $22.3 million, the National business segment experienced a decline in overall management services revenue due to attrition on acquired MMHD membership and, to a lesser extent, the GBO membership.

    Investment income decreased $86.6 million to $109.6 million for the year ended December 31, 1998, compared to $196.2 million for the year ended December 31, 1997. The decline was primarily attributable to recognition in 1998 of an "other than temporary" decline in value of $48.7 million relating to the Company's equity holdings in FPA Medical Management, Inc. ("FPA"), which subsequently filed for bankruptcy. Further contributing to the decrease between years was the initial gain of $30.3 million recognized in 1997 related to the exchange of Health Partners Inc. ("HPI") stock for FPA. Excluding the effects of both the "other than temporary" decline in value in 1998 and the gain related to the stock-for-stock merger with FPA in 1997, investment income would have been $158.3 million and $165.9 million, for 1998 and 1997, respectively. Including the loss on FPA in 1998, and the gain on HPI in 1997, the net realized loss on investment securities for the year ended December 31, 1998 was $32.0 million compared to a net realized gain of $64.3 million for the year ended December 31, 1997. Net interest and dividend income increased $11.3 million to $145.2 million for the year ended December 31, 1998 in comparison to $133.9 million for the year ended December 31, 1997, primarily due to increased interest income resulting from the investment portfolios of the acquired GBO businesses partially offset by lower yields on invested assets in 1998 versus 1997. Net investment income also included a loss of approximately $4.5 million in 1998 related to the Company's interest rate swap agreements.

    Health care services and other benefits expense increased 16.9%, or $688.9 million, to $4,776.3 million for the year ended December 31, 1998 from $4,087.4 million for the year ended December 31, 1997. The overall increase was primarily due to the aforementioned increase in insured member months of 12.1%, primarily in the Company's California business segment. Excluding the impact of the additional two months in 1998 related to the GBO of $91.4 million, the National business segment experienced a decline in overall claims expense due to attrition on acquired MMHD membership and, to a lesser extent, the acquired GBO membership.

    The loss ratio attributable to managed care and related products for the year ended December 31, 1998 decreased slightly to 80.5% compared to 80.6% for the year ended December 31, 1997. Excluding the GBO for the period prior to its acquisition for the year ended December 31, 1998, the loss ratio would have been 80.0%. The decline is primarily due to the aforementioned membership attrition related to underperforming MMHD and GBO acquired accounts in the Company's National business segment combined with the growth in the Company's Medi-Cal business that experienced a lower loss ratio, partially offset by increases in California large group business.

    Selling expense consists of commissions paid to outside brokers and agents representing the Company. Selling expense for the year ended December 31, 1998 increased 12.3% to $280.1 million, compared to $249.4 million for the year ended December 31, 1997, generally corresponding with continued overall premium revenue growth. The selling expense ratio for the year ended December 31, 1998 decreased to 4.4% from 4.6% for the year ended December 31, 1997, largely due to the acquisition of the GBO in the Company's National business segment, which has a lower selling expense ratio than the Company's existing business due to the use of an internal sales force. Excluding the GBO for the period prior to its acquisition for the year ended December 31, 1998, the selling expense ratio would have been 4.5%. The California business segment's growth in Medi-Cal and large employer group medical products had a further impact on lowering the selling expense ratio as a result of the lower selling costs associated with these products in comparison to the Company's other products.

    General and administrative expense for the year ended December 31, 1998 increased 16.6%, or $138.5 million, to $975.1 million from $836.6 million for the year ended December 31, 1997. The additional two months of the GBO in 1998 compared to 1997 in the National business segment accounted for 24.5%, or $34.0 million, of the overall increase. The remainder of the increase was primarily due to an increase in California member months of 15.9%, including management services members, and to costs associated with the Company's national expansion related to the integration of the acquired businesses to the Company's information systems. The Company's systems have been enhanced to accommodate the more complex products offered by those businesses. Costs associated with year 2000 compliance efforts also contributed to the increase. The Company incurred approximately $26.0 million of costs relating to the integration of acquired businesses during 1998.

    The administrative expense ratio decreased slightly to 15.3% for 1998 compared to 15.4% for 1997. The GBO has historically experienced a higher administrative expense ratio than the Company's traditional California-based businesses due to the GBO's higher percentage of management services business. The administrative expense ratio, excluding the GBO for the period prior to its acquisition for the year ended December 31, 1998, was 15.0%. This decline in comparison to the previous year is primarily due to savings from the consolidation of various National regional offices and the integration of information system centers related to acquired businesses onto the Company's information systems platform, in addition to economies of scale associated with premium revenue growth in relation to fixed corporate administrative expenses.

    Interest expense decreased for the year ended December 31, 1998 to $26.9 million, from $36.7 million for the year ended December 31, 1997. The decrease is primarily related to the repayment of indebtedness as the effective interest rate paid by the Company remained relatively stable as a result of its interest rate swaps. The Company's long-term indebtedness at December 31, 1998 was $300.0 million compared to $388.0 million at December 31, 1997. The weighted average interest rate for all debt for the year ended December 31, 1998, including the cost associated with the fee on the Company's credit agreements and its interest rate swaps was 7.6%. See "--Liquidity and Capital Resources."

    The provision for income taxes decreased $84.5 million or 53.9%, to $72.4 million for the year ended December 31, 1998. The decline was primarily due to the effect of the private letter ruling received from the IRS in September 1998, which resulted in a decrease in income tax expense of $85.5 million. (See Note 8 to the Consolidated Financial Statements.) Excluding the ruling, the provision for income taxes would have been $157.9 million, representing an overall tax rate consistent with the prior period.

    The Company's income from continuing operations for the year ended December 31, 1998 was $319.5 million, compared to $229.4 million for the year ended December 31, 1997. Earnings per share from continuing operations totaled $4.63 and $3.33 for the years ended December 31, 1998 and 1997, respectively. Earnings per share from continuing operations assuming full dilution totaled $4.55 and $3.30 for the years ended December 31, 1998 and 1997, respectively. Earnings per share from continuing operations for the year ended December 31, 1997 included non-recurring costs of $0.13 per share (See Note 18 to the Consolidated Financial Statements).

    Earnings per share for the year ended December 31, 1998 is based upon weighted average shares outstanding of 69.1 million, excluding common stock equivalents, and 70.3 million shares assuming full dilution. Earnings per share for the year ended December 31, 1997 has been calculated using 68.8 million, excluding common stock equivalents, and 69.5 million shares, assuming full dilution. For the year ended December 31, 1998, the increase in weighted average shares outstanding primarily relates to common stock issued through the Company's stock option plans and the incremental impact in 1998 of the public offering of 3.0 million shares of the Company's common stock in April 1997, partially offset by the repurchase of 3.5 million shares during the latter part of 1998.

COMPARISON OF RESULTS FOR THE YEAR ENDED DECEMBER 31, 1997 TO THE YEAR ENDED
  DECEMBER 31, 1996

    Premium revenue increased 37.0%, or $1,369.6 million, to $5,068.9 million for the year ended December 31, 1997 from $3,699.3 million for the year ended December 31, 1996. The 1997 acquisition of the GBO contributed $419.4 million, or 30.6% of this increase. The 1996 acquisitions of MMHD and the BCC Commercial Operations contributed an incremental increase in 1997 premium revenue of $163.0 million and $147.7 million, respectively, or an aggregate of 22.7% of the total increase. Also, contributing to increased premium revenue in 1997 was an increase in insured member months of 12.9% primarily in the Company's California business segment, excluding the GBO from both periods and excluding MMHD and BCC Commercial Operations from the periods prior to their respective dates of acquisition in both periods. Additionally, there was an increase in the per member per month revenues as a result of premium increases associated with several of the Company's medical products.

    Management services revenue increased 155.0%, or $229.2 million, to $377.1 million for the year ended December 31, 1997 from $147.9 million for the year ended December 31, 1996. The increase was primarily due to $189.9 million of management services revenue related to the 1997 acquisition of the GBO and $18.9 million and $3.9 million, respectively, of incremental increase in management services revenue related to the acquisitions of MMHD and the BCC Commercial Operations in 1996, which together represented 92.8% of the increase. Also contributing to the increase was an increase in the California large group management services membership and the addition of a management services contract in the Company's National business segment with the state of Illinois on July 1, 1997.

    Investment income increased $72.6 million to $196.2 million for the year ended December 31, 1997, compared to $123.6 million for the year ended December 31, 1996. Net realized gains from equity securities increased $45.5 million to $62.0 million for the year ended December 31, 1997 in comparison to $16.5 million for the year ended December 31, 1996. The year ended December 31, 1997 included a gain of $30.3 million related to the stock-for-stock exchange of the Company's interest in HPI for the common stock of FPA. Net interest and dividend income increased $24.0 million to $133.9 million for the year ended December 31, 1997 in comparison to $109.9 million for the year ended December 31, 1996, primarily due to increased interest income resulting from the investment portfolios of GBO and MMHD acquired businesses and slightly higher yields in 1997 over 1996, partially offset by the foregone interest from cash and investments used to finance the GBO, MMHD and BCC Commercial Operations acquisitions, the Recapitalization and cash used for repayment of indebtedness under the Company's senior credit facility.

    Health care services and other benefits expense increased 44.6%, or $1,261.5 million, to $4,087.4 million for the year ended December 31, 1997 from $2,825.9 million for the year ended December 31, 1996. The acquisition of the GBO accounted for 32.4% of the increase, or $408.2 million. The inclusion of MMHD and the BCC Commercial Operations for a full twelve months in 1997 accounted for an aggregate of 21.6% of the increase and resulted in increased health care expense of $133.9 million and $139.1 million, respectively. Additionally, the Company's health care benefits and other expenses for the year ended December 31, 1997 increased in comparison to the prior year as a result of the aforementioned increase in insured member months of 12.9%, primarily in the Company's California business segment.

    The loss ratio for 1997 increased to 80.6% compared to 76.4% in 1996. The acquired MMHD operations, the GBO and the BCC Commercial Operations have traditionally experienced a higher loss ratio than the Company. Additionally, the MMHD operations experienced an increase in loss ratio for the year ended December 31, 1997 in comparison to 1996 due to higher actual claims incurred as a result of higher cost trends. Excluding the effects of the acquired businesses, the loss ratio in 1997 would have been 78.5%. The increase in loss ratio excluding acquired operations was due to a loss ratio increase in the Company's California business segment, primarily due to slightly higher medical utilization for certain managed care products and increased pharmacy costs.

    Selling expense for the year ended December 31, 1997 increased 23.3% to $249.4 million, compared to $202.3 million for the year ended December 31, 1996, corresponding with continued overall premium revenue growth and an additional $7.2 million in selling expense attributable to the GBO and the incremental impact in 1997 of the MMHD acquisition. The selling expense ratio for the year ended December 31, 1997 decreased to 4.6% from 5.3% for the year ended December 31, 1996, largely due to the acquisition of the GBO and MMHD, which have lower selling expense ratios than the Company's existing business, and the BCC Commercial Operations, which has no selling expense. Excluding the effects of the acquisitions for the years ended December 31, 1997 and 1996, the selling expense ratio would have been 5.4% and 5.3%, respectively.

    General and administrative expense for the year ended December 31, 1997 increased 53.9%, or $293.1 million, to $836.6 million from $543.5 million for the same period in 1996. The increase was primarily due to $196.9 million of general and administrative expense related to the Company's acquisition of the GBO in 1997 and $46.0 million and $8.0 million, of incremental increase in general and administrative expense related to the Company's acquisitions of MMHD and the BCC Commercial Operations, respectively in 1996.

    The administrative expense ratio increased to 15.4% for 1997 compared to 14.1% for 1996, primarily due to the increased administrative expense associated with the Company's continued investment in national expansion and the acquisition of the GBO. The GBO has historically experienced a higher administrative expense ratio than the Company's traditional California-based businesses due to the GBO's higher percentage of management services business. The increase was partially offset by the BCC Commercial Operations' lower administrative expense ratio. The administrative expense ratio for the year ended December 31, 1997, excluding the effect of the GBO acquisition in 1997 and the incremental effect in 1997 of MMHD and BCC Commercial Operations, was 13.1%.

    The Company recorded $14.5 million of nonrecurring costs for the year ended December 31, 1997, of which $8.0 million recorded in the second quarter of 1997 related primarily to the write-down of the California business segment's dental practice management operations and discontinuance of the California business segment's medical practice management operations. In addition, the Company incurred $6.5 million in the first quarter related to severance and retention payments associated with the GBO acquisition.

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

    The Company's income from continuing operations for the year ended December 31, 1997 was $229.4 million, compared to $198.5 million for the year ended December 31, 1996. Earnings per share from continuing operations totaled $3.33 and $2.99 for the years ended December 31, 1997 and 1996, respectively. Earnings per share from continuing operations assuming full dilution totaled $3.30 and $2.99 for the years ended December 31, 1997 and 1996, respectively. Earnings per share for 1996 has been calculated in accordance with Statement of Financial Accounting Standards No. 128, Earning Per Share ("SFAS No. 128").

    Earnings per share for the year ended December 31, 1997 is based upon weighted average shares outstanding, excluding common stock equivalents, of 68.8 million and 69.5 million shares, assuming full dilution. Earnings per share for the year ended December 31, 1996 has been calculated using 66.4 million shares for both measures. Common stock equivalents did not have a dilutive effect on earnings per share in 1996. The 1996 weighted average reflects the number of shares outstanding immediately following the Recapitalization, plus the weighted average number of shares issued in 1996 subsequent to the Recapitalization. For the year ended December 31, 1997, the increase in weighted average shares outstanding primarily relates to the public offering of 3,000,000 shares of the Company's common stock in April 1997 and, on a diluted basis, the inclusion of 651,000 common stock equivalents related to the Company's stock option plans.

FINANCIAL CONDITION

    The Company's consolidated assets decreased by $8.3 million from $4,234.1 million as of December 31, 1997 to $4,225.8 million as of December 31, 1998. This represents a 0.2% decrease which resulted from the net impact of a number of offsetting factors such as: the sale of the workers' compensation business, which held net assets at December 31, 1997 of $209.2 million partially offset by proceeds from its sale of $101.4 million; the purchase of $193.3 million of treasury stock from available cash; the effect of the tax benefit related to the BCC tax ruling which resulted in an income tax recoverable of $95.9 million, offset by a related decrease in intangible assets of $194.5 million; and cash flow from continuing operating activities of $394.6 million. Cash and investments were $2.8 billion as of December 31, 1998, or 65.4% of total assets.

    Overall claims liabilities increased $14.7 million, or 1.1%, from $1,305.9 million at December 31, 1997 to $1,320.6 million at December 31, 1998. This increase is due to the increase in membership offset by several factors. In 1998, the Company reduced its medical claims payable as it continued to reduce claims inventory related to its acquired MMHD business that was converted to the Company's information systems platform. The timing of pharmacy payments made at the end of 1998 further contributed to the reduction in overall claims liability. Finally, the Company experienced membership attrition in its acquired MMHD and GBO membership in its National business segment, which had higher average per member reserves compared to the average per member reserves for its California business, which experienced significant membership growth.

    As of December 31, 1998, $300.0 million was outstanding under the Company's long-term debt facilities, compared to $388.0 million at December 31, 1997. Debt repayments during 1998 were primarily funded from cash flow from continuing operating activities.

    Stockholders' equity totaled $1,315.2 million as of December 31, 1998, an increase of $92.0 million from $1,223.2 million as of December 31, 1997. The increase resulted primarily from the net income of $231.3 million for the year ended December 31, 1998, $39.4 million in stock issuances under the Company's stock option and stock purchase plans, a $14.6 million increase in net unrealized valuation adjustments on investment securities, net of tax, offset by treasury stock repurchases totaling $193.3 million.

    During the year ended December 31, 1998, the Company's Board of Directors approved a stock repurchase plan of up to eight million shares. At December 31, 1998, approximately 4.5 million shares remained available for repurchase under that plan.

LIQUIDITY AND CAPITAL RESOURCES

    The Company's primary sources of cash are premium and management services revenues received and investment income. The primary uses of cash include health care claims and other benefits, capitation payments, income taxes, repayment of long-term debt, interest expense, broker and agent commissions, administrative expenses, common stock repurchases and capital expenditures. In addition, to the foregoing, other uses of cash include costs of provider networks and systems development, and costs associated with the integration of acquired businesses.

    The Company receives premium revenue in advance of anticipated claims for related health care services and other benefits. The Company's investment policies are designed to provide liquidity, preserve capital and maximize total return on invested assets. Cash and investment balances maintained by the Company are sufficient to meet applicable regulatory financial stability and net worth requirements. As of December 31, 1998, the Company's investment portfolio consisted primarily of fixed-maturity securities and equity securities.

    Net cash flow provided by continuing operating activities was $394.6 million for the year ended December 31, 1998, compared with $496.1 million in 1997. Cash flow from continuing operations for the year ended December 31, 1998 is due primarily to income from continuing operations of $319.5 million, increased medical claims payable of $23.8 million and increased other current liabilities of $35.4 million, offset by an increase in other current assets of $20.1 million.

    Net cash used in continuing investing activities in 1998 totaled $21.6 million, compared with $376.4 million in 1997. The cash used in 1998 was attributable primarily to the purchase of investments for $2,843.1 million and net purchases of property and equipment totaling $52.7 million, offset by the proceeds from investments sold and matured of $2,772.8 million, and proceeds from the sale of the workers' compensation business totaling $101.4 million.

    Net cash used in financing activities totaled $241.9 million in 1998, compared to $116.6 million in 1997. The net cash used in financing activities in 1998 was primarily due to the repurchase of stock during the year totaling $193.3 million, which was financed partially by the proceeds from the sale of the Company's workers' compensation business, and repayments of long-term debt totaling $88.0 million, partially offset by proceeds of $39.4 million from the issuance of common stock through the Company's employee stock purchase and option plans.

    The Company has a $1.0 billion unsecured revolving credit facility. Borrowings under the credit facility bear interest at rates determined by reference to the bank's base rate or to the London Interbank Offered Rate ("LIBOR") plus a margin determined by reference to the Company's leverage ratio (as defined in the credit agreement) or the then-current rating of the Company's unsecured long-term debt by specified rating agencies. Borrowings under the credit facility are made on a committed basis or pursuant to an auction-bid process. The credit facility expires as of May 15, 2002, although it may be extended for an additional one-year period under certain circumstances. The credit agreement requires the Company to maintain certain financial ratios and contains restrictive covenants, including restrictions on the occurrence of additional indebtedness and the granting of certain liens, limitations on acquisitions and investments and limitations on changes in control. The total amount outstanding under the credit facility was $280.0 million and $368.0 million as of December 31, 1998 and 1997, respectively. The weighted average interest rate for the year ended December 31, 1998, including the facility and other fees and the effect of the interest rate swaps discussed in the following paragraph, was 7.6%.

    As a part of a hedging strategy to limit its exposure to interest rate increases, in August 1996 the Company entered into a swap agreement for a notional amount of $100.0 million bearing a fixed interest rate of 6.45% and having a maturity date of August 17, 1999. In September 1996, the Company entered into two additional swap agreements for notional amounts of $150.0 million each, bearing fixed interest rates of 6.99% and 7.05%, respectively, and having maturity dates of October 17, 2003 and October 17, 2006, respectively. The total notional amount of the outstanding swaps exceeded the Company's long-term debt balance at December 31, 1998. The swaps that are considered hedges for currently outstanding debt are the $150 million swap at 7.05% maturing October 17, 2006 and the $150 million swap which bears a fixed interest rate of 6.99% and matures October 17, 2003.

    The Company has entered into foreign currency forward exchange contracts for each of the fixed maturity securities on hand as of December 31, 1998 denominated in foreign currencies in order to hedge asset positions with respect to these securities. The unrealized gains and losses from such forward exchange contracts are reflected in other comprehensive income. In addition, the Company has entered into forward exchange contracts to hedge the foreign currency risk between the trade date and the settlement date. Gains and losses from these contracts are recognized in income.

    During the quarter ended September 30, 1998, the Company received a private letter ruling from the Internal Revenue Service. The Company expects its future liquidity to be positively affected by the anticipated receipt of a $200 million tax refund and a decrease in future income tax payments of approximately $80 million (See Note 8 to the Consolidated Financial Statements).

    Certain of the Company's subsidiaries are required to maintain minimum capital requirements prescribed by various regulatory agencies, including the California Department of Corporations and Departments of Insurance in various states. See Note 19 to the Consolidated Financial Statements. As of December 31, 1998, those subsidiaries of the Company were in compliance with all minimum capital requirements.

    In July 1996, the Company filed a registration statement relating to the issuance of $1.0 billion of senior or subordinated unsecured indebtedness. As of December 31, 1998, no indebtedness had been issued pursuant to this registration statement.

    The Company believes that cash flow generated by operations and its cash and investment balances, supplemented by the Company's ability to borrow under its existing revolving credit facility or to conduct a public offering under its debt registration statement, will be sufficient to fund continuing operations and expected capital requirements for the foreseeable future.

NEW ACCOUNTING PRONOUNCEMENTS

    In April 1998, the AICPA issued Statement of Position ("SOP") No. 98-5, "Reporting on the Costs of Start-Up Activities." SOP No. 98-5 provides guidance on the accounting for start-up costs and organization costs. It requires these costs to be expensed as incurred and, with certain exceptions, requires the initial application to be reported as a cumulative effect of a change in accounting principle. This SOP is effective for fiscal years beginning after December 15, 1998. During the first quarter of 1999, the Company expects to recognize an after-tax charge of approximately $20.4 million related to the cumulative effect of the implementation of this pronouncement.

    In June 1998, the FASB issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS No. 133"). SFAS No. 133 establishes the accounting and reporting standards for derivative instruments and for hedging activities. Upon adoption of SFAS No. 133, all derivatives must be recognized on the balance sheet at their then fair value. Any stand-alone deferred gains and losses remaining on the balance sheet under previous hedge accounting rules must be removed from the balance sheet and all hedging relationships must be designated anew and documented pursuant to the new accounting rules. The new standard will be effective in the first quarter of 2000. The Company is presently assessing the effect of SFAS No. 133 on the financial statements of the Company.

RISK MANAGEMENT AND MARKET-SENSITIVE INSTRUMENTS

    The Company regularly evaluates its asset and liability interest rate risks as well as the appropriateness of investments relative to its internal investment guidelines. The Company operates within these guidelines by maintaining a well-diversified portfolio, both across and within asset classes. The Company has retained an independent consultant to advise the Company on the appropriateness of its investment policy and the compliance therewith.

    Asset interest rate risk is managed within a duration band tied to the Company's liability interest rate risk. Credit risk is managed by maintaining high average quality ratings and a well-diversified portfolio.

    The Company's use of derivative instruments is generally limited to hedging purposes and has principally consisted of forward exchange contracts intended to minimize the portfolio's exposure to currency volatility associated with certain foreign bond holdings. The Company's investment policy prohibits the use of derivatives for leveraging purposes as well as the creation of risk exposures not otherwise allowed within the policy.

    In 1996, the Company entered into interest rate swap agreements by exchanging the floating debt payments due under its outstanding indebtedness for fixed rate payments. The Company believes that this allows it to better anticipate its interest payments while helping to manage the asset-liability relationship.

    INTEREST RATE RISK

    As of December 31, 1998, approximately 80% of the Company's investment portfolio consisted of fixed income securities (maturing in more than one year), the value of which generally varies inversely with changes in interest rates. However, the Company's risk of fluctuation in the value of its fixed income portfolio due to changes in interest rates is partially mitigated by the Company's existing interest rate swap agreements.

    The Company has evaluated the net impact to the fair value of its fixed income investments and interest rate swap agreements resulting from a hypothetical change in all interest rates of 100, 200 and 300 basis points ("bp"). In doing so, optionality was addressed through Monte Carlo simulation of the price behavior of securities with embedded options. Changes in the fair value of the investment portfolio are reflected in the balance sheet through stockholders' equity. Changes in the fair value of the interest rate swap agreements, to the extent they serve as effective hedges, are not currently reflected on the balance sheet. Under the requirements of SFAS No. 133, effective January 1, 2000, all derivative financial instruments will be reflected on the balance sheet at fair value. The terms of the Company's interest rate swap agreements are discussed in greater detail in Note 16 to the Consolidated Financial Statements. The results of this analysis as of December 31, 1998 are reflected in the table below.

                                                                                     INCREASE (DECREASE) IN FAIR
                                                                                     VALUE GIVEN AN INTEREST RATE
                                                                                             INCREASE OF:
                                                                                   --------------------------------
                                                                                    100 BP     200 BP      300 BP
                                                                                   ---------  ---------  ----------
(In millions)

Fixed Income Portfolio...........................................................  ($   80.4) ($  161.4) ($   240.2)
Valuation of Interest Rate Swap Agreements.......................................       16.3       31.6        46.0
                                                                                   ---------  ---------  ----------
                                                                                   ($   64.1) ($  129.8) ($   194.2)
                                                                                   ---------  ---------  ----------
                                                                                   ---------  ---------  ----------

    The Company believes that an interest rate shift in a 12-month period of 100 bp represents a moderately adverse outcome, while a 200 bp shift is significantly adverse and a 300 bp shift is unlikely given historical precedents. Although the Company holds its bonds as "available for sale" for purposes of SFAS No. 115, the Company's cash flows and the short duration of its investment portfolio should allow it to hold securities to maturity, thereby avoiding the recognition of losses, should interest rates rise significantly.

    INTEREST RATE SWAP AGREEMENTS

    The Company has entered into interest rate swap agreements in order to reduce the volatility of interest expense resulting from changes in interest rates. As of December 31, 1998, the Company had entered into $400 million of floating to fixed rate swap agreements and also had $300 million of LIBOR-based floating rate debt outstanding. The Company also receives a LIBOR-based payment as a result of its swap arrangements, thereby eliminating the payment exposure to changes in interest rates on that $300 million of outstanding debt. The marginal $100 million of interest rate swaps in which the Company has agreed to pay a fixed rate in exchange for receiving a LIBOR-based floating interest rate does expose the Company to receiving a lower interest payment in the event of declining interest rates. Should LIBOR decline by 100 bp, the Company would receive $1 million less in annual pre-tax interest income as a result of its swap arrangement. Rate declines of 200 bp and 300 bp would result in lower annual pre-tax interest income of approximately $2 million and $3 million, respectively.

    EQUITY PRICE RISK

    The Company's equity securities are comprised primarily of domestic stocks as well as certain foreign holdings. Assuming an immediate decrease of 10% in equity prices, as of December 31, 1998, the hypothetical loss in fair value of stockholders' equity is estimated to be approximately $27.4 million.

    FOREIGN EXCHANGE RISK

    The Company has generally hedged the foreign exchange risk associated with its fixed income portfolio. The Company generally uses short-term foreign exchange contracts to hedge the risk associated with certain fixed income securities denominated in foreign currencies. Therefore, the Company believes that there is minimal risk to the fixed-income portfolio due to currency exchange rate fluctuations. The Company's hedging program related to its foreign currency denominated investments is described in Note 16 to the Consolidated Financial Statements.

    The Company does not hedge its foreign exchange risk arising from equity investments denominated in foreign currencies. Assuming a foreign exchange loss of 10% across all foreign equity investments, the net hypothetical pre-tax loss in fair value as of December 31, 1998 is estimated to be $5.5 million.

FACTORS THAT MAY AFFECT FUTURE RESULTS OF OPERATIONS

    Certain statements contained herein, such as statements concerning potential or future loss ratios, expected membership attrition as the Company continues to integrate its recently acquired operations, the pending transaction with Cerulean and other statements regarding matters that are not historical facts, are forward-looking statements (as such term is defined in the Securities Exchange Act of 1934). Such statements involve a number of risks and uncertainties that may cause actual results to differ from those projected. Factors that can cause actual results to differ materially include, but are not limited to, those discussed below and those discussed from time to time in the Company's various filings with the Securities and Exchange Commission.

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

    The Company intends to incur debt to finance some or all of the cash payments to be made to Cerulean shareholders in connection with the pending acquisition. In addition, WellPoint has received authorization to, and is currently in the process of, repurchasing shares of WellPoint stock to offset shares that are expected to be issued in connection with the transaction. The Company has made significant purchases of treasury stock for this purpose utilizing excess cash as well as the incurrence of additional debt. Upon completion of the Cerulean transaction, WellPoint could incur significant additional indebtedness to fund not only the cash portion of the transaction but to fund any further repurchase of shares of WellPoint stock. Such additional indebtedness may require that a significant amount of the Company's cash flow be applied to the payment of interest, and there can be no assurance that the Company's operations will generate sufficient cash flow to service the indebtedness. Any additional indebtedness may adversely affect the Company's ability to finance its operations and could limit its ability to pursue business opportunities that may be in the best interests of the Company and its stockholders.

    As part of the Company's business strategy, over the past three years the Company has acquired substantial operations in new geographic markets. The Company has also recently entered into a merger agreement with Cerulean, pursuant to which Cerulean will become a wholly owned subsidiary of the Company. These businesses, which include substantial indemnity-based insurance operations, have experienced varying profitability or losses in recent periods. Since the relevant dates of acquisition of MMHD and GBO, the Company has continued to work extensively on the integration of these businesses; however, there can be no assurances regarding the ultimate success of the Company's integration efforts or regarding the ability of the Company to maintain or improve the results of operations of the businesses of completed or pending transactions as the Company pursues its strategy of motivating the acquired members to select managed care products. In order to implement this business strategy, the Company has and will, among other things, need to continue to incur considerable expenditures for provider networks, distribution channels and information systems in addition to the costs associated with the integration of these acquisitions. The integration of these complex businesses may result in, among other things, temporary increases in claims inventory or other service-related issues that may negatively affect the Company's relationship with its customers and contribute to increased attrition of such customers. The Company's results of operations could be adversely affected in the event that the Company experiences such problems or is otherwise unable to implement fully its expansion strategy.

    The Company's operations are subject to substantial regulation by Federal, state and local agencies in all jurisdictions in which the Company operates. Many of these agencies have increased their scrutiny of managed health care companies in recent periods. The Company also provides insurance products to Medi-Cal beneficiaries in various California counties under contracts with the California Department of Health Services and provides administrative services to the Health Care Finance Administration ("HCFA") in various capacities. There can be no assurance that acting as a government contractor in these circumstances will not increase the risk of heightened scrutiny by such government agencies and that profitability from this business will not be adversely affected through inadequate premium rate increases due to governmental budgetary issues. Future actions by any regulatory agencies may have a material adverse effect on the Company's business.

    The Company and certain of its subsidiaries are subject to capital requirements by the California Department of Corporations, various other state departments of insurance and the Blue Cross Blue Shield Association. Although the Company is currently in compliance with all applicable requirements, there can be no assurances that such requirements will not be increased in the future.

    The Company's future results will depend in large part on accurately predicting health care costs incurred on existing business and upon the Company's ability to control future health care costs through product and benefit design, underwriting criteria, utilization management and negotiation of favorable provider contracts. Changes in mandated benefits, utilization rates, demographic characteristics, health care practices, provider consolidation, inflation, new pharmaceuticals/technologies, clusters of high-cost cases, the regulatory environment and numerous other factors are beyond the control of any health plan provider and may adversely affect the Company's ability to predict and control health care costs and claims, as well as the Company's financial condition, cash flows or results of operations. Periodic renegotiation of hospital and other provider contracts, coupled with continued consolidation of physician, hospital and other provider groups, may result in increased health care costs and limit the Company's ability to negotiate favorable rates. Recently, large physician practice management companies have experienced extreme financial difficulties (including bankruptcy), which may subject the Company to increased credit risk related to provider groups. Additionally, the Company faces competitive pressure to contain premium prices. Fiscal concerns regarding the continued viability of government-sponsored programs such as Medicare and Medicaid may cause decreasing reimbursement rates for these programs. Any limitation on the Company's ability to increase or maintain its premium levels, design products, select underwriting criteria or negotiate competitive provider contracts may adversely affect the Company's financial condition, cash flows or results of operations.

    Managed care organizations, both inside and outside California, operate in a highly competitive environment that has undergone significant change in recent years as a result of business consolidations, new strategic alliances, aggressive marketing practices by competitors and other market pressures. Additional increases in competition could adversely affect the Company's financial condition, cash flows or results of operations.

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

    With respect to the risk-sharing nature of products, managed care products that involve greater potential risk to the Company generally tend to be more profitable than management services products and those managed care products where the Company is able to shift risks to employer groups. Individuals and small employer groups are more likely to purchase the Company's higher-risk managed care products because such purchasers are generally unable or unwilling to bear greater liability for health care expenditures. Typically, government-sponsored programs involve the Company's higher-risk managed care products. Over the past few years, the Company has experienced greater margin erosion in its higher-risk managed care products than in its lower-risk managed care and management services products. This margin erosion is attributable to product mix change, product design, competitive pressure and greater regulatory restrictions applicable to the small employer group market. In 1998, the Company implemented price increases in certain of its managed care businesses. In response to higher than anticipated utilization with respect to certain co-payment products offered to the Company's individual and small group customers in California, the Company has recently implemented premium increases with respect to such products. While these price increases are intended to improve profitability, there can be no assurance that this will occur. Subsequent unfavorable changes in the relative profitability between the Company's various products could have a material adverse effect on the Company's results of operations and on the continued feasibility of the Company's geographic expansion strategy.

    Substantially all of the Company's investment assets are in interest-yielding debt securities of varying maturities or equity securities. The value of fixed income securities is highly sensitive to fluctuations in short- and long-term interest rates, with the value decreasing as such rates increase or increasing as such rates decrease. In addition, the value of equity securities can fluctuate significantly with changes in market conditions. Changes in the value of the Company's investment assets, as a result of interest rate fluctuations, can affect the Company's stockholders' equity. There can be no assurances that interest rate fluctuations will not have a material adverse effect on the financial condition of the Company.

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

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

    The location in this Form 10-K of the Company's Consolidated Financial Statements is set forth in the "Index" on page 53 hereof.

                                                                      FOR THE QUARTER ENDED
                                                      -----------------------------------------------------
(IN THOUSANDS, EXCEPT PER SHARE DATA AND               MARCH 31,    JUNE 30,    SEPTEMBER 30,  DECEMBER 31,
MEMBERSHIP DATA)                                        1998(A)       1998          1998           1998
                                                      -----------  -----------  -------------  ------------
Total revenues......................................  $ 1,584,216  $ 1,561,819(B)  $ 1,628,739  $1,703,576
Operating income....................................      125,743       68,717(B)      124,651     127,717
Income before provision for income taxes............      112,058       54,353(B)      112,304     113,271
Income from continuing operations...................       67,192       32,752(B)      152,208(C)      67,396
Loss from discontinued operations...................       (8,678)     (79,590)           --            --
                                                      -----------  -----------  -------------  ------------
Net income (loss)...................................  $    58,514  $   (46,838)  $   152,208    $   67,396
                                                      -----------  -----------  -------------  ------------
                                                      -----------  -----------  -------------  ------------
Per Share Data:
  Earnings Per Share................................  $      0.96  $      0.47(B)  $      2.20(C)  $     1.01
                                                      -----------  -----------  -------------  ------------
                                                      -----------  -----------  -------------  ------------
  Earnings Per Share Assuming Full Dilution.........  $      0.95  $      0.45(B)  $      2.16(C)  $     0.99
                                                      -----------  -----------  -------------  ------------
                                                      -----------  -----------  -------------  ------------
Medical membership..................................    6,727,586    6,783,224     6,828,512     6,891,603
                                                      -----------  -----------  -------------  ------------
                                                      -----------  -----------  -------------  ------------

                                                                      FOR THE QUARTER ENDED
                                                      -----------------------------------------------------
(IN THOUSANDS, EXCEPT PER SHARE DATA AND               MARCH 31,    JUNE 30,    SEPTEMBER 30,  DECEMBER 31,
MEMBERSHIP DATA)                                        1997(A)      1997(A)       1997(A)       1997(A)
                                                      -----------  -----------  -------------  ------------
Total revenues......................................  $ 1,221,620  $ 1,440,716   $ 1,465,921    $1,513,981
Operating income....................................      102,896(D)      96,464(D)      108,024     146,929
Income before provision for income taxes............       84,887(D)      82,195(D)       93,711     125,561
Income from continuing operations...................       49,992(D)      48,575(D)       55,682      75,188
Income (loss) from discontinued operations..........          763          688          (114)       (3,365)
                                                      -----------  -----------  -------------  ------------
Net income..........................................  $    50,755  $    49,263   $    55,568    $   71,823
                                                      -----------  -----------  -------------  ------------
                                                      -----------  -----------  -------------  ------------
Per Share Data:
  Earnings Per Share................................  $      0.75(D) $      0.70(D)  $      0.80  $     1.08
                                                      -----------  -----------  -------------  ------------
                                                      -----------  -----------  -------------  ------------
  Earnings Per Share Assuming Full Dilution.........  $      0.75(D) $      0.69(D)  $      0.79  $     1.07
                                                      -----------  -----------  -------------  ------------
                                                      -----------  -----------  -------------  ------------
Medical membership..................................    5,914,726    6,067,966     6,473,467     6,638,157
                                                      -----------  -----------  -------------  ------------
                                                      -----------  -----------  -------------  ------------

--------------------------

(A) Financial information for quarters prior to June 30, 1998 has been restated to include the workers' compensation business as a discontinued operation.

(B) The second quarter of 1998 includes a charge of $48.7 million, before tax, $29.0 million, after tax, or $0.26 per basic and diluted share related to the write off of the Company's investment in FPA Holdings, Inc.

(C) The third quarter of 1998 includes a tax benefit of $85.5 million, or $1.24 per basic and $1.21 per diluted share related to a favorable IRS ruling regarding the deductibility of a cash payment made by the Company's former parent company at the time of its May 20, 1996 Recapitalization.

(D) The first and second quarters of 1997 include nonrecurring costs of $6.5 million and $8.0 million, before tax, $3.8 million and $4.8 million, after tax, or $0.06 per share and $0.07 per basic and diluted share, respectively.

ITEM 9. CHANGES AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

A.  Directors of the Company.

    Information regarding the directors of the Company is contained in the Company's proxy statement for its 1999 Annual Meeting of Stockholders and is incorporated herein by reference.

B.  Executive Officers of the Company

    Information regarding the Company's executive officers is contained in Part I above under the caption "Item 1. Business."

ITEM 11.  EXECUTIVE COMPENSATION

    The information required by Item 11 is contained in the Company's proxy statement for its 1999 Annual Meeting of Stockholders and is incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    The information required by Item 12 is contained in the Company's proxy statement for its 1999 Annual Meeting of Stockholders and is incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    The information required by Item 13 is contained in the Company's proxy statement for its 1999 Annual Meeting of Stockholders and is incorporated herein by reference.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENTS SCHEDULES AND REPORTS ON FORM 8-K.

A.  1)  FINANCIAL STATEMENTS

    The consolidated financial statements are contained herein as listed on the "Index" on page 53 hereof.

   2)  FINANCIAL STATEMENT SCHEDULES

    All of the financial statement schedules for which provision is made in the applicable accounting regulations of the Commission are not required under the applicable instructions or are not applicable and therefore have been omitted.

B.  REPORTS ON FORM 8-K

    There were no Current Reports on Form 8-K filed by the Company during the quarter ended December 31, 1998 that have not been previously reported in the Company's Quarterly Reports on Form 10-Q.

C.  EXHIBITS

 EXHIBIT
 NUMBER                                                    EXHIBIT
---------  --------------------------------------------------------------------------------------------------------
    2.01   Amended and Restated Recapitalization Agreement dated as of March 31, 1995, by and among the Registrant,
           Blue Cross of California, Western Health Partnerships and Western Foundation for Health Improvement
           incorporated by reference to Exhibit 2.1 of Registrant's Registration Statement on Form S-4 dated April
           8, 1996

    2.02   Agreement and Plan of Reorganization dated as of July 22, 1997 by and among the Registrant, WellPoint
           Health Networks Inc., a California corporation ("WellPoint California"), and WLP Acquisition Corp.,
           incorporated by reference to Exhibit 99.1 of Registrant's Current Report on Form 8-K filed on August 5,
           1997

    2.03   Agreement and Plan of Merger dated as of July 9, 1998, by and among Cerulean Companies, Inc., the
           Registrant and Water Polo Acquisition Corp., incorporated by reference to Exhibit 2.4 to the
           Registrant's Registration Statement on Form S-4 (Registration No. 333-64955)

    2.04   Stock Purchase Agreement dated as of July 29, 1998, by and between the Registrant and Fremont Indemnity
           Company, incorporated by reference to Exhibit 2.1 to the Registrant's Current Report on Form 8-K dated
           September 1, 1998

    2.05   First Amendment to the Stock Purchase Agreement dated as of November 5, 1998, by and between the
           Registrant and Fremont Indemnity Company

    2.06   Second Amendment to the Stock Purchase Agreement dated as of February 1, 1999, by and between the
           Registrant and Fremont Indemnity Company

    3.01   Restated Certificate of Incorporation of the Registrant, incorporated by reference to Exhibit 3.1 of the
           Registrant's Current Report on Form 8-K filed on August 5, 1997.

    3.02   Bylaws of the Registrant

    4.01   Specimen of Common Stock certificate of WellPoint Health Networks Inc., incorporated by reference to
           Exhibit 4.4 of Registrant's Registration Statement on Form 8-B, Registration No. 001-13083

    4.02   Restated Certificate of Incorporation of the Registrant (included in Exhibit 3.01)

    4.03   Bylaws of the Registrant (included in Exhibit 3.02)

    9.01   Amended and Restated Voting Trust Agreement dated as of August 4, 1997, by and between the California
           HealthCare Foundation (the "Foundation") and Wilmington Trust Company, incorporated by reference to
           Exhibit 99.2 of Registrant's Current Report on Form 8-K filed on August 5, 1997

    9.02   Amendment No. 1 dated as of June 12, 1998 to the Amended and Restated Voting Trust Agreement by and
           among the Foundation, the Registrant and Wilmington Trust Company, incorporated by reference to Exhibit
           99.2 of the Registrant's Current Report on Form 8-K filed on June 15, 1998

   10.01   Undertakings dated January 7, 1993, by the Registrant, Blue Cross of California and certain subsidiaries to the California Department of Corporations, incorporated by reference to Exhibit 10.24 of the
           Registrant's Form S-1 Registration Statement No. 33-54898

   10.02*  Supplemental Pension Plan of Blue Cross of California, incorporated by reference to Exhibit 10.15 of the
           Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1992

   10.03*  Form of Supplemental Life and Disability Insurance Policy, incorporated by reference to Exhibit 10.14 of the Registrant's Form S-1 Registration Statement No. 33-54898

 EXHIBIT
 NUMBER                                                    EXHIBIT
---------  --------------------------------------------------------------------------------------------------------
   10.04*  Form of Indemnification Agreement between the Registrant and its Directors and Officers, incorporated by reference to Exhibit 10.17 of the Registrant's Form S-1 Registration Statement No. 33-54898

   10.05*  Officer Severance Agreement, dated as of July 1, 1993, between the Registrant and Thomas C. Geiser, incorporated by reference to Exhibit 10.24 of the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1993

   10.06*  Form of Officer Severance Agreement of the Registrant, incorporated by reference to Exhibit 10.32 of the
           Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1994

   10.07   Orders Approving Notice of Material Modification and Undertakings dated September 7, 1995, by BCC, the
           Registrant and the Registrant's subsidiaries to the California Department of Corporations, incorporated by reference to Exhibit 10.47 of Registrant's Quarterly Report on Form 10-Q for the quarter ended
           September 30, 1995

   10.08   Lease Agreement, dated as of January 1, 1996, by and between TA/Warner Center Associates II, L.P., and the Registrant, incorporated by reference to Exhibit 10.46 of Registrant's Annual Report on Form 10-K
           for the fiscal year ended December 31, 1995

   10.09*  Letter, dated November 13, 1995, from the Registrant to Ronald A. Williams regarding severance benefits, together with underlying Officer Severance Agreement, incorporated by reference to Exhibit 10.47 of
           Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1995

   10.10*  Letter, dated November 13, 1995, from the Registrant to D. Mark Weinberg regarding severance benefits, together with underlying Officer Severance Agreement, incorporated by reference to Exhibit 10.48 of
           Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1995

   10.11*  Letter, dated November 13, 1995, from the Registrant to Thomas C. Geiser regarding severance benefits, incorporated by reference to Exhibit 10.49 of Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1995

   10.12   Amended and Restated Undertakings dated March 5, 1996, by BCC, the Registrant and the Registrant's
           subsidiaries to the California Department of Corporations, incorporated by reference to Exhibit 99.1 of the Registrant's Current Report on Form 8-K dated March 5, 1996

   10.13   Indemnification Agreement dated as of May 17, 1996, by and among the Registrant, WellPoint Health
           Networks Inc., a Delaware corporation, and Western Health Partnerships, incorporated by reference to
           Exhibit 99.9 of Registrant's Current Report on Form 8-K dated May 20, 1996

   10.14   Credit Agreement dated as of May 15, 1996, by and among the Registrant, Bank of America National Trust and Savings Association ("Bank of America"), as Administrative Agent, NationsBank of Texas, N.A., as
           Syndication Agent, Chemical Bank, as Documentation Agent, and the other financial institutions named therein, incorporated by reference to Exhibit 99.10 of Registrant's Current Report on Form 8-K dated May
           20, 1996

   10.15   Amendment No. 1 dated as of June 28, 1996, to the Registrant's Credit Agreement dated as of May 15,
           1996, incorporated by reference to Exhibit 10.65 of Registrant's Quarterly Report on Form 10-Q for the
           quarter ended September 30, 1996

   10.16*  Employment Agreement dated as of January 22, 1997, by and between the Registrant and Leonard D.
           Schaeffer, incorporated by reference to Exhibit 10.50 to Registrant's Annual Report on Form 10-K for the
           year ended December 31, 1996

 EXHIBIT
 NUMBER                                                    EXHIBIT
---------  --------------------------------------------------------------------------------------------------------
   10.17   Modification Agreement dated as of November 26, 1996 by and between the Registrant and California
           HealthCare Foundation, incorporated by reference to Exhibit 10.51 to Registrant's Annual Report on Form
           10-K for the year ended December 31, 1996

   10.18   Coinsurance Agreement dated as of March 1, 1997 between John Hancock and UNICARE Life & Health Insurance
           Company ("UNICARE"), incorporated by reference to Exhibit 99.2 of Registrant's Current Report on Form
           8-K filed March 14, 1997

   10.19   Administration Agreement dated as of March 1, 1997 between John Hancock and UNICARE, incorporated by reference to Exhibit 99.3 of Registrant's Current Report on Form 8-K filed March 14, 1997

   10.20   Second Amendment dated as of April 21, 1997 to Registrant's Credit Agreement dated as of May 15, 1996, incorporated by reference to Exhibit 10.55 of Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 1997

   10.21   Third Amendment dated as of April 21, 1997 to Registrant's Credit Agreement dated as of May 15, 1996, incorporated by reference to Exhibit 10.56 of Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 1997

   10.22   Amended and Restated Voting Agreement dated as of August 4, 1997 by and among the Registrant, WellPoint
           California and the Foundation, incorporated by reference to Exhibit 99.3 of the Registrant's Current
           Report on Form 8-K filed on August 5, 1997

   10.23   Amended and Restated Share Escrow Agent Agreement dated as of August 4, 1997 by and between the
           Registrant and U.S. Trust Company of California, N.A., incorporated by reference to Exhibit 99.4 of the
           Registrant's Current Report on Form 8-K filed on August 5, 1997

   10.24   Amended and Restated Registration Rights Agreement dated as of August 4, 1997 by and among the
           Registrant, WellPoint California and the Foundation incorporated by reference to Exhibit 99.5 of
           Registrant's Form 8-K filed on August 5, 1997

   10.25   Blue Cross License Agreement Effective as of August 4, 1997 by and among the Registrant and the Blue
           Cross Blue Shield Association (the "BCBSA"), incorporated by reference to Exhibit 99.6 of Registrant's
           Form 8-K filed on August 5, 1997

   10.26   Blue Cross Controlled Affiliate License Agreement effective as of August 4, 1997 by and between the
           BCBSA and Blue Cross of California, incorporated by reference to Exhibit 99.8 of Registrant's Form 8-K filed on August 5, 1997

   10.27   Blue Cross Affiliate License Agreement effective as of August 4, 1997 by and between the BCBSA and BC
           Life & Health Insurance Company, incorporated by reference to Exhibit 99.9 of Registrant's Form 8-K filed on August 5, 1997

   10.28   Blue Cross Controlled Affiliate License Agreement Applicable to Life Insurance Companies effective as of
           August 4, 1997 by and between the BCBSA and BC Life & Health Insurance Company, incorporated by reference to Exhibit 99.10 of Registrant's Form 8-K filed on August 5, 1997

   10.29   Fourth Amendment to Credit Agreement and Consent dated as of July 21, 1997 by and among the Registrant,
           WellPoint California, Bank of America National Trust and Savings Association, as Administrative Agent,
           NationsBank of Texas, N.A., as Syndication Agent, and Chase Manhattan Bank, as Documentation Agent, and
           the other financial institutions named therein, incorporated by reference to Exhibit 99.11 to
           Registrant's Current Report on Form 8-K filed on August 5, 1997.

 EXHIBIT
 NUMBER                                                    EXHIBIT
---------  --------------------------------------------------------------------------------------------------------
   10.30   Undertakings dated July 31, 1997 by the Registrant, WellPoint California and WellPoint California
           Services, Inc. to the California Department of Corporations, incorporated by reference to Exhibit 99.12 to Registrant's Current Report on Form 8-K filed on August 5, 1997

   10.31*  WellPoint Health Networks Inc. Employee Stock Purchase Plan (as amended and restated effective January
           1, 1998), incorporated by reference to Exhibit 10.71 of Registrant's Form 10-Q for the quarter ended
           June 30, 1997

   10.32*  Amendment No. 1 to Employment Agreement by and between the Registrant and Leonard D. Schaeffer, incorporated by reference to Exhibit 10.72 to the Registrant's Quarterly Report on Form 10-Q for the
           quarter ended September 30, 1997

   10.33*  Amended and Restated Special Executive Retirement Plan effective as of September 1, 1997 by and between the Registrant and Leonard D. Schaeffer, incorporated by reference to Exhibit 10.73 to Registrant's
           Quarterly Report on Form 10-Q for the quarter ended September 30, 1997

   10.34*  Salary Deferral Savings Program of WellPoint Health Networks Inc., as amended through October 1, 1997, incorporated by reference to Exhibit 10.74 to Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1997

   10.35*  WellPoint Health Networks Inc. Comprehensive Executive Non-Qualified Retirement Plan, incorporated by reference to Exhibit 4.6 to the Registrant's Registration Statement on S-8 (File No. 333-42073).

   10.36*  WellPoint Health Networks Inc. Employee Stock Option Plan, as amended through February 24, 1999

   10.37*  WellPoint Officer Benefit Enrollment Guide Brochure

   10.38   Office Lease dated as of December 2, 1997 by and among the Registrant and Westlake Business Park, Ltd., incorporated by reference to Exhibit 10.48 to Registrant's Annual Report on Form 10-K for the year ended
           December 31, 1997

   10.39   Fifth Amendment dated as of May 1, 1998 to the Registrant's Credit Agreement dated as of May 15, 1996, incorporated by reference to Exhibit 10.01 to the Registrant's Quarterly Report on Form 10-Q for the
           quarter ended March 31, 1998

   10.40*  Amendment No. 2 dated May 1, 1998 to the Employment Agreement by and between the Registrant and Leonard
           D. Schaeffer incorporated by reference to Exhibit 10.02 to the Registrant's Quarterly Report on Form
           10-Q for the quarter ended March 31, 1998

   10.41*  Amendment No. 1 to the Salary Deferral Savings Program of WellPoint Health Networks Inc., incorporated by reference to Exhibit 10.03 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended
           March 31, 1998

   10.42   California Blue Cross License Addendum (amended and restated as of June 12, 1998), by and among the
           Registrant, Blue Cross of California and the Blue Cross Blue Shield Association, incorporated by reference to Exhibit 99.1 to the Registrant's Current Report on Form 8-K filed on June 15, 1998

   10.43   Amendment No. 1 dated as of June 12, 1998 to the Amended and Restated Share Escrow Agent Agreement by
           and between the Registrant and U.S. Trust Company of California, N.A., incorporated by reference to
           Exhibit 99.3 to the Registrant's Current Report on Form 8-K filed on June 15, 1998

   10.44*  Promissory Note dated as of June 23, 1998 made by Joan Herman in favor of the Registrant, incorporated by reference to Exhibit 10.04 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended
           June 30, 1998

 EXHIBIT
 NUMBER                                                    EXHIBIT
---------  --------------------------------------------------------------------------------------------------------
   10.45*  Stock Option/Award Plan, as amended through October 27, 1998, incorporated by reference to Exhibit 10.01 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1998

   10.46*  WellPoint Health Networks Inc. Officer Change-in-Control Plan (as amended and restated through October
           27, 1998), incorporated to the Registrant's Quarterly Report on Form 10-Q for the quarter ended
           September 30, 1998

   10.47*  WellPoint Health Networks Inc. Officer Severance Plan (as adopted October 27, 1998), incorporated by reference to Exhibit 10.03 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended
           September 30, 1998

   10.48   Letter Agreement dated July 8, 1998 by and between the Registrant and the Foundation, incorporated by reference to Exhibit 10.04 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended
           September 30, 1998

   10.49*  WellPoint Health Networks Inc. Management Bonus Plan, incorporated by reference to Exhibit 10.05 to the
           Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1998

   10.50*  Amendment No. 3 dated as of October 27, 1998 to the Employment Agreement by and between the Registrant and Leonard D. Schaeffer

   10.51*  Amendment No. 2 to the Salary Deferral Savings Program of WellPoint Health Networks Inc.

   10.52*  Board of Directors Deferred Compensation Plan of WellPoint Health Networks Inc.

   10.53   Stock Purchase Agreement dated as of November 20, 1998 by and between the Registrant and the Foundation

   10.54*  Amendment No. 3 to the Salary Deferral Savings Program of WellPoint Health Networks Inc.

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

Date: March 26, 1999            WELLPOINT HEALTH NETWORKS INC.

                                By:           /s/ LEONARD D. SCHAEFFER
                                     -----------------------------------------
                                                Leonard D. Schaeffer
                                       CHAIRMAN OF THE BOARD OF DIRECTORS AND
                                              CHIEF EXECUTIVE OFFICER

                               POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS:

    That the undersigned officers and directors of WellPoint Health Networks Inc. do hereby constitute and appoint Leonard D. Schaeffer and Thomas C. Geiser, and each of them, the lawful attorney and agent or attorneys and agents with power and authority to do any and all acts and things and to execute any and all instruments which said attorneys and agents, or either of them, determine may be necessary or advisable or required to enable WellPoint Health Networks Inc. to comply with the Securities Exchange Act of 1934, as amended, and any rules or regulations or requirements of the Securities and Exchange Commission in connection with this Annual Report on Form 10-K. Without limiting the generality of the foregoing power and authority, the powers granted include the power and authority to sign the names of the undersigned officers and directors in the capacities indicated below to this Annual Report on Form 10-K or amendment or supplements thereto, and each of the undersigned hereby ratifies and confirms all that said attorneys and agent, or either of them, shall do or cause to be done by virtue hereof. This Power of Attorney may be signed in several counterparts.

    IN WITNESS WHEREOF, each of the undersigned has executed this Power of Attorney as of the date indicated opposite his or her name.

    Pursuant to the requirements of the Securities Exchange Act of 1934, the Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

          SIGNATURE                       TITLE                    DATE
------------------------------  --------------------------  -------------------

                                Chairman of the Board of
   /s/ LEONARD D. SCHAEFFER       Directors and Chief
------------------------------    Executive Officer           March 26, 1999
     Leonard D. Schaeffer         (Principal Executive
                                  Officer)

                                Executive Vice President
      /s/ DAVID C. COLBY          and Chief Financial
------------------------------    Officer (Principal          March 26, 1999
        David C. Colby            Financial Officer)

          SIGNATURE                       TITLE                    DATE
------------------------------  --------------------------  -------------------

                                Senior Vice President,
    /s/ S. LOUISE MCCRARY         Controller and Chief
------------------------------    Accounting Officer          March 26, 1999
      S. Louise McCrary           (Principal Accounting
                                  Officer)

    /s/ W. TOLIVER BESSON
------------------------------  Director                      March 26, 1999
      W. Toliver Besson

      /s/ ROGER E. BIRK
------------------------------  Director                      March 26, 1999
        Roger E. Birk

     /s/ SHEILA P. BURKE
------------------------------  Director                      March 26, 1999
       Sheila P. Burke

   /s/ STEPHEN L. DAVENPORT
------------------------------  Director                      March 26, 1999
     Stephen L. Davenport

      /s/ JULIE A. HILL
------------------------------  Director                      March 26, 1999
        Julie A. Hill

   /s/ ELIZABETH A. SANDERS
------------------------------  Director                      March 26, 1999
     Elizabeth A. Sanders

                         INDEX TO FINANCIAL STATEMENTS
                         WELLPOINT HEALTH NETWORKS INC.

                                                                                                                PAGE
                                                                                                                -----
Report of Independent Accountants..........................................................................         F-1

Consolidated Balance Sheets as of December 31, 1998 and 1997...............................................         F-2

Consolidated Income Statements for the Three Years Ended December 31, 1998.................................         F-3

Consolidated Statements of Changes in Stockholders' Equity for the Three Years Ended December 31, 1998.....         F-4

Consolidated Statements of Cash Flows for the Three Years Ended December 31, 1998..........................         F-5

Notes to Consolidated Financial Statements.................................................................         F-6

                       REPORT OF INDEPENDENT ACCOUNTANTS

February 11, 1999

To the Stockholders and Board of Directors
WellPoint Health Networks Inc.

    In our opinion, the accompanying consolidated balance sheets and the related consolidated income statements and consolidated statements of changes in stockholders' equity and cash flows present fairly, in all material respects, the financial position of WellPoint Health Networks Inc. and its subsidiaries (the "Company") at December 31, 1998 and 1997, and the results of their operations and cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these financial statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

PricewaterhouseCoopers LLP
Los Angeles, California

                         WELLPOINT HEALTH NETWORKS INC.

                          CONSOLIDATED BALANCE SHEETS
                                     ASSETS

                                                           DECEMBER 31,
                                                    ---------------------------
(IN THOUSANDS, EXCEPT SHARE DATA)                       1998           1997
                                                    ------------   ------------
Current Assets:
  Cash and cash equivalents.......................  $    410,875   $    269,067
  Investment securities, at market value..........     2,250,174      2,188,651
  Receivables, net................................       485,259        502,880
  Deferred tax assets.............................       121,881         68,279
  Income taxes recoverable........................        95,902             --
  Other current assets............................        70,349         50,262
                                                    ------------   ------------
    Total Current Assets..........................     3,434,440      3,079,139
Property and equipment, net.......................       131,459        112,526
Intangible assets, net............................        93,937        295,680
Goodwill, net.....................................       336,155        325,067
Long-term investments, at market value............       103,253        102,819
Deferred tax assets...............................        79,976         61,078
Other non-current assets..........................        46,614         48,592
                                                    ------------   ------------
    Total Non-Current Assets......................       791,394        945,762
                                                    ------------   ------------
Net assets of discontinued operations held for
  sale............................................            --        209,223
                                                    ------------   ------------
      Total Assets................................  $  4,225,834   $  4,234,124
                                                    ------------   ------------
                                                    ------------   ------------

                     LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
  Medical claims payable..........................  $    946,502   $    922,658
  Reserves for future policy benefits.............        55,024         51,189
  Unearned premiums...............................       215,058        196,205
  Accounts payable and accrued expenses...........       342,713        347,316
  Experience rated and other refunds..............       249,685        255,495
  Income taxes payable............................            --        105,052
  Other current liabilities.......................       373,882        302,032
                                                    ------------   ------------
    Total Current Liabilities.....................     2,182,864      2,179,947
Accrued postretirement benefits...................        67,058         63,891
Reserves for future policy benefits,
  non-current.....................................       319,056        332,033
Long-term debt....................................       300,000        388,000
Other non-current liabilities.....................        41,633         47,084
                                                    ------------   ------------
    Total Liabilities.............................     2,910,611      3,010,955
Stockholders' Equity:
  Preferred Stock--$0.01 par value, 50,000,000
    shares authorized, none issued and
    outstanding...................................            --             --
  Common Stock--$0.01 par value, 300,000,000
    shares authorized, 70,620,657 and 69,778,086
    issued in 1998 and 1997, respectively.........           706            698
  Treasury stock, at cost, 3,501,556 and 4,571
    shares in 1998 and 1997, respectively.........      (193,435)          (103)
  Additional paid-in capital......................       921,747        882,312
  Retained earnings...............................       576,598        345,318
  Accumulated other comprehensive income..........         9,607         (5,056)
                                                    ------------   ------------
    Total Stockholders' Equity....................     1,315,223      1,223,169
                                                    ------------   ------------
      Total Liabilities and Stockholders'
       Equity.....................................  $  4,225,834   $  4,234,124
                                                    ------------   ------------
                                                    ------------   ------------

      See the accompanying notes to the consolidated financial statements.

                         WELLPOINT HEALTH NETWORKS INC.

                         CONSOLIDATED INCOME STATEMENTS

                                                        YEAR ENDED DECEMBER 31,
                                               ------------------------------------------
                                                   1998           1997           1996
                                               ------------   ------------   ------------
                                               (IN THOUSANDS, EXCEPT EARNINGS PER SHARE)
Revenues:
  Premium revenue............................  $  5,934,812   $  5,068,947   $  3,699,337
  Management services revenue................       433,960        377,138        147,911
  Investment income..........................       109,578        196,153        123,584
                                               ------------   ------------   ------------
                                                  6,478,350      5,642,238      3,970,832
Operating Expenses:
  Health care services and other benefits....     4,776,345      4,087,420      2,825,914
  Selling expense............................       280,078        249,389        202,318
  General and administrative expense.........       975,099        836,581        543,541
  Nonrecurring costs.........................            --         14,535             --
                                               ------------   ------------   ------------
                                                  6,031,522      5,187,925      3,571,773
                                               ------------   ------------   ------------
Operating Income.............................       446,828        454,313        399,059
  Interest expense...........................        26,903         36,658         36,628
  Other expense, net.........................        27,939         31,301         25,195
                                               ------------   ------------   ------------
Income from Continuting Operations before
  Provision for Income Taxes.................       391,986        386,354        337,236
  Provision for income taxes.................        72,438        156,917        138,718
                                               ------------   ------------   ------------
Income from Continuing Operations............       319,548        229,437        198,518
Discontinued Operations:
  Income (Loss) from Workers' Compensation
    Segment, net of tax benefit of $6,959,
    $2,126 and $1,212, respectively..........       (12,592)        (2,028)         3,484
  Loss on disposal of Workers' Compensation
    Segment, net of tax benefit of $33,022...       (75,676)            --             --
                                               ------------   ------------   ------------
Income (Loss) from Discontinued Operations...       (88,268)        (2,028)         3,484
                                               ------------   ------------   ------------
Net Income...................................  $    231,280   $    227,409   $    202,002
                                               ------------   ------------   ------------
                                               ------------   ------------   ------------
Earnings Per Share:
  Income from continuing operations..........  $       4.63   $       3.33   $       2.99
  Income (loss) from discontinued
    operations...............................         (1.28)         (0.03)          0.05
                                               ------------   ------------   ------------
  Net income.................................  $       3.35   $       3.30   $       3.04
                                               ------------   ------------   ------------
                                               ------------   ------------   ------------
Earnings Per Share Assuming Full Dilution:
  Income from continuing operations..........  $       4.55   $       3.30   $       2.99
  Income (loss) from discontinued
    operations...............................         (1.26)         (0.03)          0.05
                                               ------------   ------------   ------------
  Net income.................................  $       3.29   $       3.27   $       3.04
                                               ------------   ------------   ------------
                                               ------------   ------------   ------------

      See the accompanying notes to the consolidated financial statements.

                         WELLPOINT HEALTH NETWORKS INC.

           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

                                                                 COMMON STOCK
                                                      -----------------------------------
                                                                                             CLASS A COMMON STOCK
                                                              ISSUED          IN TREASURY
                                          PREFERRED   ----------------------  -----------   ----------------------
(IN THOUSANDS)                              STOCK       SHARES      AMOUNT      AMOUNT        SHARES      AMOUNT
                                          ----------  ----------  ----------  -----------   ----------  ----------
BALANCE AS OF JANUARY 1, 1996...........  $       --          --  $       --  $       --        19,500  $      195
Recapitalization
  Dividends.............................
  Share exchange........................                  66,367         664                   (19,500)       (195)
Stock grants to employees and
  directors.............................                     117           1
Stock issued for employee stock purchase
  plan..................................                      43
Comprehensive income
  Net income............................
  Other comprehensive income, net of tax
    Change in unrealized valuation
      adjustment on investment
      securities, net of
      reclassification adjustment.......
Total comprehensive income..............
                                          ----------  ----------  ----------  -----------   ----------  ----------
BALANCE AS OF DECEMBER 31, 1996.........          --      66,527         665          --            --          --
Net proceeds from common stock
  offering..............................                   3,000          30
Stock grants to employees and
  directors.............................                       6
Stock issued for employee stock option
  and stock purchase plans..............                     245           3
Stock repurchased, 4,571 shares at
  cost..................................                                            (103)
Comprehensive income
  Net income............................
  Other comprehensive income, net of tax
    Change in unrealized valuation
      adjustment on investment
      securities, net of
      reclassification adjustment.......
Total comprehensive income..............
                                          ----------  ----------  ----------  -----------   ----------  ----------
BALANCE AS OF DECEMBER 31, 1997.........          --      69,778         698        (103)           --          --
Stock grants to employees and
  directors.............................                       6
Stock issued for employee stock option
  and stock purchase plans..............                     837           8
Stock repurchased, 3,496,985 shares at
  cost..................................                                        (193,332)
Comprehensive income
  Net income............................
  Other comprehensive income, net of tax
    Change in unrealized valuation
      adjustment on investment
      securities, net of
      reclassification adjustment.......
Total comprehensive income..............
                                          ----------  ----------  ----------  -----------   ----------  ----------
BALANCE AS OF DECEMBER 31, 1998.........  $       --      70,621  $      706  $ (193,435)           --  $       --
                                          ----------  ----------  ----------  -----------   ----------  ----------
                                          ----------  ----------  ----------  -----------   ----------  ----------


                                           CLASS B COMMON STOCK                            ACCUMULATED
                                                                  ADDITIONAL                  OTHER
                                          ----------------------   PAID-IN     RETAINED   COMPREHENSIVE
(IN THOUSANDS)                              SHARES      AMOUNT     CAPITAL     EARNINGS      INCOME         TOTAL
                                          ----------  ----------  ----------  ----------  -------------   ----------
BALANCE AS OF JANUARY 1, 1996...........      80,000  $      800  $1,100,288  $  567,123   $    1,820     $1,670,226
Recapitalization
  Dividends.............................                           (343,784 )   (651,216)                   (995,000)
  Share exchange........................     (80,000)       (800)       331                                       --
Stock grants to employees and
  directors.............................                              4,082                                    4,083
Stock issued for employee stock purchase
  plan..................................                                962                                      962
Comprehensive income
  Net income............................                                         202,002                     202,002
  Other comprehensive income, net of tax
    Change in unrealized valuation
      adjustment on investment
      securities, net of
      reclassification adjustment.......                                                      (11,814)       (11,814)
                                                                              ----------  -------------   ----------
Total comprehensive income..............                                         202,002      (11,814)       190,188
                                                                              ----------  -------------   ----------
                                          ----------  ----------  ----------
                                                                              ----------  -------------   ----------
BALANCE AS OF DECEMBER 31, 1996.........          --          --    761,879      117,909       (9,994)       870,459
Net proceeds from common stock
  offering..............................                            110,310                                  110,340
Stock grants to employees and
  directors.............................                                270                                      270
Stock issued for employee stock option
  and stock purchase plans..............                              9,853                                    9,856
Stock repurchased, 4,571 shares at
  cost..................................                                                                        (103)
Comprehensive income
  Net income............................                                         227,409                     227,409
  Other comprehensive income, net of tax
    Change in unrealized valuation
      adjustment on investment
      securities, net of
      reclassification adjustment.......                                                        4,938          4,938
                                                                              ----------  -------------   ----------
Total comprehensive income..............                                         227,409        4,938        232,347
                                                                              ----------  -------------   ----------
                                          ----------  ----------  ----------
                                                                              ----------  -------------   ----------
BALANCE AS OF DECEMBER 31, 1997.........          --          --    882,312      345,318       (5,056)     1,223,169
Stock grants to employees and
  directors.............................                                399                                      399
Stock issued for employee stock option
  and stock purchase plans..............                             39,036                                   39,044
Stock repurchased, 3,496,985 shares at
  cost..................................                                                                    (193,332)
Comprehensive income
  Net income............................                                         231,280                     231,280
  Other comprehensive income, net of tax
    Change in unrealized valuation
      adjustment on investment
      securities, net of
      reclassification adjustment.......                                                       14,663         14,663
                                                                              ----------  -------------   ----------
Total comprehensive income..............                                         231,280       14,663        245,943
                                                                              ----------  -------------   ----------
                                          ----------  ----------  ----------
                                                                              ----------  -------------   ----------
BALANCE AS OF DECEMBER 31, 1998.........          --  $       --  $ 921,747   $  576,598   $    9,607     $1,315,223
                                          ----------  ----------  ----------  ----------  -------------   ----------
                                          ----------  ----------  ----------  ----------  -------------   ----------

        See accompanying notes to the consolidated financial statements.

                         WELLPOINT HEALTH NETWORKS INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                   YEAR ENDED DECEMBER 31,
                                                                              ----------------------------------
(IN THOUSANDS)                                                                   1998        1997        1996
                                                                              ----------  ----------  ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
Income from continuing operations...........................................  $  319,548  $  229,437  $  198,518
Adjustments to reconcile income from continuing operations to net cash provided by continuing operating activities:
  Depreciation and amortization, net of accretion...........................      54,590      51,239      31,971
  (Gains) losses on sales of assets, net....................................      34,679     (59,168)    (16,270)
  Provision (benefit) for deferred income taxes.............................     (83,261)     20,699     (21,261)
  Amortization of deferred gain on sale of building.........................      (4,425)     (4,426)     (2,582)
  (Increase) decrease in certain assets:
    Receivables, net........................................................      17,621     (11,315)     19,053
    Income taxes recoverable................................................      15,099          --          --
    Other current assets....................................................     (20,087)    (30,536)     46,119
    Other non-current assets................................................       1,978       1,719     (47,552)
  Increase (decrease) in certain liabilities:
    Medical claims payable..................................................      23,844     170,728      (9,585)
    Reserves for future policy benefits.....................................      (9,142)        407        (492)
    Unearned premiums.......................................................      18,853      14,072      24,113
    Accounts payable and accrued expenses...................................      (6,415)    102,662      68,563
    Experience rated and other refunds......................................      (5,810)     17,726      12,029
    Other current liabilities...............................................      35,398       3,745      52,480
    Accrued postretirement benefits.........................................       3,167       2,805      (1,600)
    Other non-current liabilities...........................................      (1,027)    (13,698)      3,795
                                                                              ----------  ----------  ----------
      Net cash provided by continuing operating activities..................     394,610     496,096     357,299
                                                                              ----------  ----------  ----------
Income (loss) from discontinued operations..................................     (12,592)     (2,028)      3,484
Adjustment to derive cash flows from discontinued operating activities:
  Change in net operating assets............................................       7,410      59,012      43,806
                                                                              ----------  ----------  ----------
Net cash provided by (used in) discontinued operating activities............      (5,182)     56,984      47,290
                                                                              ----------  ----------  ----------
      Net cash provided by operating activities.............................     389,428     553,080     404,589
                                                                              ----------  ----------  ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Investments purchased.....................................................  (2,843,102) (2,641,752) (1,089,838)
  Proceeds from investments sold............................................   2,666,355   1,836,541     812,402
  Proceeds from investments matured.........................................     106,436     143,218      75,018
  Property and equipment purchased..........................................     (78,431)    (58,619)    (44,150)
  Proceeds from property and equipment sold.................................      25,721         503         291
  Proceeds from sale of Workers' Compensation business......................     101,413          --          --
  Additional investment in subsidiaries.....................................          --     (18,317)         --
  Purchase of subsidiaries, net of cash acquired............................          --     361,977    (453,068)
                                                                              ----------  ----------  ----------
      Net cash used in continuing investing activities......................     (21,608)   (376,449)   (699,345)
                                                                              ----------  ----------  ----------
Net cash provided by (used in) discontinued investing activities............      15,877     (76,149)    (36,892)
                                                                              ----------  ----------  ----------
      Net cash used in investing activities.................................      (5,731)   (452,598)   (736,237)
                                                                              ----------  ----------  ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from long-term debt..............................................          --     150,000     825,000
  Repayment of long-term debt...............................................     (88,000)   (387,000)   (262,000)
  Net proceeds from common stock offering...................................          --     110,340          --
  Proceeds from the issuance of common stock................................      39,443      10,126         962
  Common stock repurchased..................................................    (193,332)       (103)         --
  Dividends paid in connection with the Recapitalization....................          --          --    (995,000)
                                                                              ----------  ----------  ----------
      Net cash used in financing activities.................................    (241,889)   (116,637)   (431,038)
                                                                              ----------  ----------  ----------
Net increase (decrease) in cash and cash equivalents........................     141,808     (16,155)   (762,686)
Cash and cash equivalents at beginning of year..............................     269,067     285,222   1,047,908
                                                                              ----------  ----------  ----------
Cash and cash equivalents at end of year....................................  $  410,875  $  269,067  $  285,222
                                                                              ----------  ----------  ----------
                                                                              ----------  ----------  ----------

        See accompanying notes to the consolidated financial statements.

                         WELLPOINT HEALTH NETWORKS INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. ORGANIZATION

    WellPoint Health Networks Inc. (the "Company" or "WellPoint"), is one of the nation's largest publicly traded managed health care companies. As of December 31, 1998, WellPoint had approximately 6.9 million medical members and approximately 25 million specialty members. The Company offers a broad spectrum of network-based managed care plans. WellPoint provides these plans to the large and small employer, individual and senior markets. The Company's managed care plans include preferred provider organizations ("PPOs"), health maintenance organizations ("HMOs"), point-of-service ("POS") plans, other hybrid plans and traditional indemnity plans. In addition, the Company offers managed care services, including underwriting, actuarial service, network access, medical cost management and claims processing. The Company offers a continuum of managed health care plans while providing incentives to members and employers to select more intensively managed plans. The Company typically offers such plans at a lower cost in exchange for additional cost-control measures, such as limited flexibility in choosing physicians and hospitals that are not included in the Company's provider networks. The Company believes that it is better able to predict and control its health care costs as its members select more intensively managed health care plans. The Company also provides a broad array of specialty and other products and services including pharmacy, dental, utilization management, life insurance, preventive care, disability, behavioral health, COBRA and flexible benefits account administration.

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

                         WELLPOINT HEALTH NETWORKS INC.

1. ORGANIZATION (CONTINUED)
    The purchase method of accounting has been used to account for the acquisition of the BCC Commercial Operations. The Company paid $206.7 million for the Blue Cross trademark and was amortizing this intangible asset on a straight-line basis over 40 years. The entire intangible asset balance related to the BCC Commercial Operations purchase was written-off during 1998 (See Note 8 to the Consolidated Financial Statements).

    By virtue of the Merger and the exchange of shares of Old WellPoint for those of the Company, as of May 20, 1996 (the effective date of the Merger), there were a total of 66,366,500 shares of the Company's Common Stock outstanding, of which 53,360,000 shares (or approximately 80.4%) were held beneficially by the Foundation. On November 21, 1996, April 10, 1997 and April 16, 1998 the Foundation sold approximately 15.0, 8.5 and 12.0 million shares, respectively, of the Company's Common Stock through public offerings. Upon completion of the April 1998 offering, the Foundation owned 17.9 million shares (or approximately 26.7%) of the Company's outstanding shares.

    As more fully described in Note 11, on September 1, 1998, the Company completed the sale of its workers' compensation segment. Such sale was accounted for as a discontinued operation, with prior period results restated to exclude the workers' compensation segment from continuing operations.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    As a managed health care organization, the Company derives the majority of its revenues from premiums received for providing prepaid health services and prepares its financial statements in accordance with the AICPA Audit and Accounting Guide for "Health Care Organizations." The following is a summary of significant accounting policies used in the preparation of the accompanying consolidated financial statements. Such policies are in accordance with generally accepted accounting principles and have been consistently applied. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses for each reporting period. The significant estimates made in the preparation of the Company's consolidated financial statements relate to the assessment of the carrying value of the goodwill and intangible assets, medical claims payable, reserves for future policy benefits, experience rated refunds and contingent liabilities. While management believes that the carrying value of such assets and liabilities are adequate as of December 31, 1998 and 1997, actual results could differ from the estimates upon which the carrying values were based.

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

                         WELLPOINT HEALTH NETWORKS INC.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
    CONCENTRATION OF CREDIT RISK

    Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of cash investments, investment securities, foreign currency denominated forward exchange contracts and interest rate swaps. The Company invests its excess cash primarily in commercial paper and money market funds. Although a majority of the cash accounts exceed the federally insured deposit amount, management does not anticipate nonperformance by financial institutions and reviews the financial viability of these institutions on a periodic basis. The Company attempts to limit its risk in investment securities by maintaining a diversified portfolio. The components of investment securities are shown in Note 3.

    INVESTMENTS

    Investment securities consist primarily of U.S. Treasury and agency securities, foreign currency denominated bonds, mortgage-backed securities, investment grade corporate bonds and equity securities. The Company has determined that its investment securities are available for use in current operations and, accordingly, has classified such investment securities as current without regard to contractual maturity dates.

    Long-term investments consist primarily of restricted assets, equity and other investments. Restricted assets, at market value, included in long-term investments at December 31, 1998 and 1997 were $96.6 million and $94.2 million, respectively, and consisted of investments on deposit with the DOC. These deposits consisted primarily of U.S. Treasury bonds and notes. Due to their restricted nature, such investments are classified as long-term without regard to contractual maturity.

    The Company has determined that its debt and equity securities are available for sale. Debt and equity securities are carried at estimated fair value based on quoted market prices for the same or similar instruments. Unrealized gains and losses are computed on the basis of specific identification and are included in other comprehensive income, net of applicable deferred income taxes. Realized gains and losses on the disposition of investments are included in investment income. The specific identification method is used in determining the cost of debt and equity securities sold.

    The Company participates in a securities lending program whereby marketable securities in the Company's portfolio are transferred to an independent broker or dealer in exchange for collateral equal to at least 102% of the market value of securities on loan.

    In order to mitigate foreign currency risk for certain investments on the foreign currency denominated bonds within the Company's investment portfolio, the Company has entered into two types of foreign currency derivative instruments. The first type is a forward exchange contract which is entered into to hedge the foreign currency risk between the trade date and the settlement date of a foreign currency investment transaction. Gains and losses related to such instruments are recognized in the Company's income statement. The Company has also entered into foreign currency contracts for each of the fixed maturity securities owned as of December 31, 1998 to hedge asset positions denominated in other currencies. The unrealized gains and losses, net of deferred taxes, from such forward contracts and the related hedged investments are reflected in other comprehensive income.

                         WELLPOINT HEALTH NETWORKS INC.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
    PREMIUMS RECEIVABLE

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

    Computer software costs that are incurred in the preliminary project stage are expensed as incurred. Direct consulting costs, payroll and payroll related cost for employees who are directly associated with each project are capitalized and amortized over a five-year period when placed into production.

    INTANGIBLE ASSETS AND GOODWILL

    Intangible assets and goodwill represent the cost in excess of fair value of the net assets, net of the related tax impact, acquired in purchase transactions. Intangible assets and goodwill are being amortized, utilizing a composite useful life, on a straight-line basis over periods ranging from 20 to 25 years. (See Note 6 for a more complete discussion of the Company's intangible assets and goodwill.)

    The Company periodically evaluates whether events or circumstances have occurred that may affect the estimated useful life or the recoverability of the remaining balance of goodwill and other identifiable intangible assets. Impairment of an intangible asset is triggered when the estimated future undiscounted cash flows (excluding interest charges) do not exceed the carrying amount of the intangible asset and related goodwill. If the events or circumstances indicate that the remaining balance of the intangible asset and goodwill may be permanently impaired, such potential impairment will be measured based upon the difference between the carrying amount of the intangible asset and goodwill and the fair value of such asset determined using the estimated future discounted cash flows (excluding interest charges) generated from the use and ultimate disposition of the respective acquired entity.

    MEDICAL CLAIMS PAYABLE

    The liability for medical claims payable includes claims in process and a provision for incurred but not reported claims, which is actuarially determined based on historical claims payment experience and other statistics. Claim processing expenses are also accrued based on an estimate of expenses necessary to process such claims. Such reserves are continually monitored and reviewed with any adjustments reflected in current operations. Capitation costs represent monthly fees paid one month in advance to physicians, certain other medical service providers and hospitals in the Company's HMO networks as retainers for providing continuing medical care. The Company maintains various programs that provide incentives to physicians, certain other medical service providers and hospitals participating in its HMO networks through the use of risk-sharing agreements and other programs. Payments under such agreements are made based on the providers' performance in controlling health care costs while providing quality health care. Expenses related to these programs, which are based in part on estimates, are recorded in the period in which the related services are rendered.

                         WELLPOINT HEALTH NETWORKS INC.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
    RESERVES FOR FUTURE POLICY BENEFITS

    The estimated reserves for future policy benefits relate to life and disability policies written in connection with health care contracts. Reserves for future extended benefit coverage are based on projections of past experience. Reserves for future policy and contract benefits for certain long-term disability products and group paid-up life products are based upon interest, mortality and morbidity assumptions from published actuarial tables, modified based upon the Company's experience. Reserves are continually monitored and reviewed, and as settlements are made or reserves adjusted, differences are reflected in current operations. The current portion of reserves for future policy benefits relates to the portion of such reserves which management expects to pay within one year.

    POSTRETIREMENT BENEFITS

    The Company currently provides certain health care and life insurance benefits to eligible retirees and their dependents under plans administered by the Company. The Company accrues the estimated costs of retiree health and other postretirement benefits during the periods in which eligible employees render service to earn the benefits.

    INTEREST RATE SWAP AGREEMENTS

    The Company utilizes interest rate swap agreements to manage interest rate exposures. The principal objective of such contracts is to minimize the risks and/or costs associated with financial activities. The counterparties to these contractual arrangements are major financial institutions with which the Company also has other financial relationships. These counterparties expose the Company to credit loss in the event of nonperformance. However, the Company does not anticipate nonperformance by the counterparties.

    The Company entered into interest rate swap agreements to reduce the impact of changes in interest rates on its floating rate debt under its revolving credit facility. The swap agreements are contracts to exchange floating interest rate payments for fixed interest rate payments periodically over the life of the agreements without the exchange of the underlying notional amounts. The notional amounts of the interest rate swap agreements are used to measure interest to be paid. For interest rate instruments that effectively hedge interest rate exposures, the net cash amounts paid on the agreements are accrued and recognized as an adjustment to interest expense. If an agreement no longer qualifies as a hedge instrument, then it is marked to market and carried on the balance sheet at fair value. The change in fair value of these instruments are included in investment income.

    INCOME TAXES

    The Company files a consolidated income tax return with its subsidiaries. The Company's provision for income taxes reflects the current and future tax consequences of all events that have been recognized in the financial statements as measured by the provision of currently enacted tax laws and rates applicable to future periods.

    RECOGNITION OF PREMIUM REVENUE AND MANAGEMENT SERVICES REVENUE

    For most health care and life insurance contracts, premiums are billed in advance of coverage periods and are recognized as revenue over the period in which services or benefits are obligated to be provided. Premiums include revenue from other contracts, which principally relate to minimum premium contracts,

                         WELLPOINT HEALTH NETWORKS INC.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED) where revenue is recognized based upon the ultimate loss experience of the contract. These contracts obligate the Company to arrange for the provision of health care for the members covered by the related contract and expose the Company to financial risk based upon its ability to manage health care costs below a contractual fixed attachment point. Premium revenue includes an adjustment for experience rated refunds based on an estimate of incurred claims. Experience rated refunds are paid based on contractual requirements.

    The Company's group life and disability insurance contracts are traditional insurance contracts which are typically issued only in conjunction with a health care contract. Additionally, WellPoint has a limited number of indemnity health insurance contracts principally acquired from the Life and Health Benefits Management Division of the Massachusetts Mutual Life Insurance Company ("MMHD") and the Group Benefits Operations of the John Hancock Mutual Life Insurance Company ("GBO"). All of these contracts provide insurance protection for a fixed period ranging from one month to a year. The Company has the ability at a minimum to cancel the contract or adjust the provisions of the contract at the end of the contract period. As a result, the Company's insurance contracts are considered short-duration contracts.

    Premiums applicable to the unexpired contractual coverage periods are reflected in the accompanying consolidated balance sheet as unearned premiums.

    Management services revenue is earned as services are performed and consists of administrative fees for services provided to third parties, including management of medical services, claims processing and access to provider networks. Under administrative service contracts, self-funded employers retain the full risk of financing benefits. Funds received from employers are equal to amounts required to fund benefit expenses and pay earned administrative fees. Because benefits expenses are not the obligation of the Company, premium revenue and benefits expense for these contracts are not included in the Company's financial statements. Administrative service fees received from employer groups are included in the Company's revenues.

    LOSS CONTRACTS

    The Company monitors its contracts for the provision of medical care and recognizes losses on those contracts when it is probable that expected future health care and maintenance costs, under a group of existing contracts, will exceed anticipated future premiums on those contracts. The estimation of future health care medical costs includes all costs related to the provision of health care to members covered by the related group of contracts. In determining whether a loss has been incurred, the Company reviews contracts either individually or collectively, depending upon the Company's method of establishing premium rates for such contracts.

    The Company further monitors its life insurance contracts and recognizes losses on those contracts for which estimated future claims costs and maintenance costs exceed the related unearned premium.

    HEALTH CARE SERVICES AND OTHER BENEFITS

    Health care services and other benefits expense includes the costs of health care services, capitation expenses and expenses related to risk sharing agreements with participating physicians, medical groups and hospitals and incurred losses on the disability and life products. The costs of health care services are accrued as services are rendered, including an estimate for claims incurred but not yet reported.

                         WELLPOINT HEALTH NETWORKS INC.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
    ADVERTISING COSTS

    The Company uses print and broadcast advertising to promote its products. The cost of advertising is expensed as incurred and totaled approximately $43.3 million, $36.5 million and $33.7 million for the years ended December 31, 1998, 1997 and 1996, respectively.

    EARNINGS PER SHARE

    Earnings per share is computed both including and excluding the impact of common stock equivalents.

    STOCK-BASED COMPENSATION

    Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation," encourages, but does not require, companies to record compensation cost for stock-based employee compensation plans at fair value. The Company has chosen to continue to account for stock-based compensation using the intrinsic method prescribed in Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations. Accordingly, compensation cost for stock options, under existing plans is measured as the excess, if any, of the quoted market price of the Company's stock at the date of the grant over the amount an employee must pay to acquire the stock.

    COMPREHENSIVE INCOME

    Effective January 1, 1998, the Company adopted the provisions of Statement of Financial Accounting Standards No. 130, "Comprehensive Income" ("SFAS No. 130"). Comprehensive income encompasses all changes in stockholders' equity (except those arising from transactions with stockholders) and includes net income and net unrealized gains or losses on available-for-sale securities. Comprehensive income is net of reclassification adjustments to adjust for items currently included in net income, such as realized gains on investment securities. The 1997 and 1996 consolidated financial statements have been reclassified to reflect the provisions of this statement.

    RECLASSIFICATIONS

    Certain amounts in the prior year consolidated financial statements have been reclassified to conform to the 1998 presentation. All amounts have been restated from the original 1997 and 1996 presentations to exclude the discontinued workers' compensation segment from continuing operations, and from assets and cash flows as discussed in Note 11.

    NEW ACCOUNTING PRONOUNCEMENTS

    In April 1998, the AICPA issued Statement of Position ("SOP") No. 98-5, "Reporting on the Costs of Start-Up Activities." SOP No. 98-5 provides guidance on the accounting for start-up costs and organization costs. It requires these costs to be expensed as incurred and, with certain exceptions, requires the initial application to be reported as a cumulative effect of a change in accounting principle. This SOP is effective for fiscal years beginning after December 15, 1998. During the first quarter of 1999, the Company expects to recognize an after-tax charge of approximately $20.4 million related to the cumulative effect of the implementation of this pronouncement.

                         WELLPOINT HEALTH NETWORKS INC.

    In June 1998, the FASB issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS No. 133"). SFAS No. 133 establishes the accounting and reporting standards for derivative instruments and for hedging activities. Upon adoption of SFAS No. 133, all derivatives must be recognized on the balance sheet at their then fair value. Any stand-alone deferred gains and losses remaining on the balance sheet under previous hedge accounting rules must be removed from the balance sheet and all hedging relationships must be designated anew and documented pursuant to the new accounting rules. The new standard will be effective in the first quarter of 2000. The Company is presently assessing the effect of SFAS No. 133 on the financial statements of the Company.

3. INVESTMENTS

    INVESTMENT SECURITIES

    The Company's investment securities consist of the following (in thousands):

                                                                                 DECEMBER 31, 1998
                                                                  ------------------------------------------------
                                                                                  GROSS UNREALIZED
                                                                   AMORTIZED    --------------------   ESTIMATED
                                                                      COST        GAINS     LOSSES     FAIR VALUE
                                                                  ------------  ---------  ---------  ------------
U.S. Treasury and agency........................................  $    274,004  $   4,546  $     894  $    277,656
Foreign government securities...................................        88,332      2,413      1,046        89,699
Mortgage-backed securities......................................       598,529      8,517        688       606,358
Corporate and other securities..................................       995,596     17,810     10,661     1,002,745
                                                                  ------------  ---------  ---------  ------------
  Total debt securities.........................................     1,956,461     33,286     13,289     1,976,458
Equity and other investments....................................       278,229     20,705     25,218       273,716
                                                                  ------------  ---------  ---------  ------------
    Total investment securities.................................  $  2,234,690  $  53,991  $  38,507  $  2,250,174
                                                                  ------------  ---------  ---------  ------------
                                                                  ------------  ---------  ---------  ------------

                                                                                 DECEMBER 31, 1997
                                                                  ------------------------------------------------
                                                                                  GROSS UNREALIZED
                                                                   AMORTIZED    --------------------   ESTIMATED
                                                                      COST        GAINS     LOSSES     FAIR VALUE
                                                                  ------------  ---------  ---------  ------------
U.S. Treasury and agency........................................  $    359,016  $   2,168  $     299  $    360,885
Mortgage-backed securities......................................       721,816      8,370      2,229       727,957
Corporate and other securities..................................       911,589     11,657      4,064       919,182
                                                                  ------------  ---------  ---------  ------------
  Total debt securities.........................................     1,992,421     22,195      6,592     2,008,024
Equity and other investments....................................       206,616      8,411     34,400       180,627
                                                                  ------------  ---------  ---------  ------------
    Total investment securities.................................  $  2,199,037  $  30,606  $  40,992  $  2,188,651
                                                                  ------------  ---------  ---------  ------------
                                                                  ------------  ---------  ---------  ------------

    The amortized cost and estimated fair value of debt securities as of December 31, 1998, based on contractual maturity dates are summarized below (in thousands). Expected maturities for mortgage-

                         WELLPOINT HEALTH NETWORKS INC.

3. INVESTMENTS (CONTINUED)
backed securities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

                                                                     AMORTIZED     ESTIMATED
                                                                        COST       FAIR VALUE
                                                                    ------------  ------------
Due in one year or less...........................................  $    146,152  $    144,408
Due after one year through five years.............................       564,138       565,335
Due after five years through ten years............................       653,285       663,107
Due after ten years...............................................       592,886       603,608
                                                                    ------------  ------------
Total debt securities.............................................  $  1,956,461  $  1,976,458
                                                                    ------------  ------------
                                                                    ------------  ------------

    For the years ended December 31, 1998, 1997 and 1996, proceeds from the sales and maturities of debt securities were $2,569.1 million, $1,566.1 million and $554.4 million, respectively. Gross gains of $28.2 million and gross losses of $10.8 million were realized on the sales of debt securities for the year ended December 31, 1998. For 1997, gross realized gains and gross realized losses from sales of debt securities were $9.5 million and $7.2 million, respectively. In 1996, gross realized gains and gross realized losses from sales of debt securities were $1.2 million and $2.9 million, respectively.

    For the years ended December 31, 1998, 1997 and 1996, proceeds from the sales of equity securities were $203.7 million, $413.7 million and $333.0 million, respectively. Gross gains of $15.5 million and gross losses of $64.9 million were realized on the sales of equity securities in 1998. For 1997, gross realized gains and gross realized losses on the sales of equity securities were $68.5 million and $6.5 million, respectively. In 1996, gross realized gains and gross realized losses on the sales of equity securities were $19.1 million and $2.5 million, respectively.

    Securities on loan under the Company's securities lending program are included in its cash and investment portfolio shown on the accompanying consolidated balance sheets. Under this program, broker/ dealers are required to deliver substantially the same security to the Company upon completion of the transaction. The balance of securities on loan as of December 31, 1998 and 1997 was $262.8 million and $499.3 million, respectively, and income earned on security lending transactions for the years ended December 31, 1998, 1997 and 1996 was $1.0 million, $2.0 million and $2.2 million, respectively.

    LONG-TERM INVESTMENTS

    The Company's long-term investments consist of the following (in thousands):

                                                                                          DECEMBER 31, 1998
                                                                           ------------------------------------------------
                                                                                           GROSS UNREALIZED
                                                                           AMORTIZED   ------------------------  ESTIMATED
                                                                              COST        GAINS       LOSSES     FAIR VALUE
                                                                           ----------  -----------  -----------  ----------
U.S. Treasury and agency securities......................................  $   94,131   $     408    $      29   $   94,510
Equity and other investments.............................................       8,743          --           --        8,743
                                                                           ----------       -----          ---   ----------
  Total long-term investments............................................  $  102,874   $     408    $      29   $  103,253
                                                                           ----------       -----          ---   ----------
                                                                           ----------       -----          ---   ----------

                         WELLPOINT HEALTH NETWORKS INC.

3. INVESTMENTS (CONTINUED)

                                                                                          DECEMBER 31, 1997
                                                                           ------------------------------------------------
                                                                                           GROSS UNREALIZED
                                                                           AMORTIZED   ------------------------  ESTIMATED
                                                                              COST        GAINS       LOSSES     FAIR VALUE
                                                                           ----------  -----------  -----------  ----------
U.S. Treasury and agency securities......................................  $   92,957   $     214    $      --   $   93,171
Equity and other investments.............................................       9,648          --           --        9,648
                                                                           ----------       -----          ---   ----------
  Total long-term investments............................................  $  102,605   $     214    $      --   $  102,819
                                                                           ----------       -----          ---   ----------
                                                                           ----------       -----          ---   ----------

    At December 31, 1998, the Company's debt securities had contractual maturity dates: due in one year or less, amortized cost of $94.1 million and market value of $94.5 million.

    In 1997, the Company owned an interest in the stock of Health Partners Inc. ("HPI") which was accounted for under the equity method. In October 1997, HPI entered into a business combination with FPA Medical Management Inc. ("FPA"), a publicly traded company, which was accounted for as a pooling of interests. As a result of the transaction, the Company exchanged its HPI stock for FPA stock and recognized a pre-tax gain of $30.3 million at the date of the transaction. At December 31, 1997, the Company's investment in FPA was held in its investment portfolio at estimated fair value.

    In 1998, the Company's investment in FPA experienced an "other than temporary" decline in market value. As a result, the Company recognized a pre-tax loss of $48.7 million. This investment was sold in 1998 for an amount that approximated its written down value.

4. RECEIVABLES, NET

    Receivables consist of the following (in thousands):

                                                                             DECEMBER 31,
                                                                        ----------------------
                                                                           1998        1997
                                                                        ----------  ----------
Premiums receivable...................................................  $  362,225  $  339,618
Investment income and other receivables...............................     168,614     193,720
                                                                        ----------  ----------
                                                                           530,839     533,338
Less allowance for doubtful accounts..................................      45,580      30,458
                                                                        ----------  ----------
Receivables, net......................................................  $  485,259  $  502,880
                                                                        ----------  ----------
                                                                        ----------  ----------

                         WELLPOINT HEALTH NETWORKS INC.

5. PROPERTY AND EQUIPMENT, NET

    Property and equipment, at cost, consist of the following (in thousands):

                                                                             DECEMBER 31,
                                                                        ----------------------
                                                                           1998        1997
                                                                        ----------  ----------
Furniture and fixtures................................................  $   50,412  $   44,079
Software..............................................................      44,747      21,934
Equipment.............................................................     117,762     128,123
Leasehold improvements................................................      41,543      32,125
                                                                        ----------  ----------
                                                                           254,464     226,261
Less accumulated depreciation and amortization........................     123,005     113,735
                                                                        ----------  ----------
Property and equipment, net...........................................  $  131,459  $  112,526
                                                                        ----------  ----------
                                                                        ----------  ----------

    Depreciation and amortization expense for the years ended December 31, 1998, 1997 and 1996 was $36.8 million, $32.6 million and $19.5 million, respectively.

6. INTANGIBLE ASSETS AND GOODWILL

    The intangible asset balance consists of the following components (in thousands):

                                                                             DECEMBER 31,
                                                                        ----------------------
                                                                           1998        1997
                                                                        ----------  ----------
Tradename and service mark............................................  $       --  $  206,683
Employer group relationships..........................................      77,991      77,991
Self-developed software...............................................       7,280       7,280
Provider contracts....................................................       9,208       9,208
Miscellaneous intangible assets.......................................       5,728       5,728
                                                                        ----------  ----------
                                                                           100,207     306,890
Less accumulated amortization.........................................       6,270      11,210
                                                                        ----------  ----------
Intangible assets, net................................................  $   93,937  $  295,680
                                                                        ----------  ----------
                                                                        ----------  ----------

    The goodwill balance consists of the following components (in thousands):

                                                                             DECEMBER 31,
                                                                        ----------------------
                                                                           1998        1997
                                                                        ----------  ----------
Goodwill..............................................................  $  368,310  $  349,478
Less accumulated amortization.........................................      32,155      24,411
                                                                        ----------  ----------
Goodwill, net.........................................................  $  336,155  $  325,067
                                                                        ----------  ----------
                                                                        ----------  ----------

    During the fourth quarter of 1998, the Company re-evaluated the useful life of the intangible assets and goodwill related to its acquisitions of the GBO and MMHD and reduced such composite lives from 35 to 20 years.

                         WELLPOINT HEALTH NETWORKS INC.

6. INTANGIBLE ASSETS AND GOODWILL (CONTINUED)
    Amortization charged to operations was $19.9 million, $17.9 million and $9.8 million for the years ended December 31, 1998, 1997 and 1996, respectively.

    As discussed in Note 8, in 1998 the Company received from the Internal Revenue Service a favorable private letter ruling concerning the deductibility of an $800 million payment made during the Company's May 1996 Recapitalization. As a result of such private letter ruling in the third quarter of 1998, the Company reduced the remaining intangible assets of $194.5 million related to its acquisition of the BCC Commercial Operations to zero.

7. LONG-TERM DEBT

    NOTES PAYABLE

    In connection with the MMHD acquisition, the Company issued a Series A term note for $62.0 million on March 31, 1996. At December 31, 1998 and 1997, $20 million was outstanding under this note. The Series A note will mature on March 31, 1999 and is expected to be refinanced utilizing the Company's revolving credit facility. Interest is paid quarterly and the interest rate is equal to the Company's average cost on the revolving credit facility, as described below.

    REVOLVING CREDIT FACILITY

    In May 1996, the Company entered into an agreement with a consortium of financial institutions for a five-year revolving credit facility to provide a line of credit up to $1.25 billion. In May 1996, $775.0 million was drawn on this facility for the payment of a special dividend to the stockholders of Old WellPoint in connection with the Recapitalization. In April 1997, the Company amended this facility to decrease the maximum amount which could be borrowed to $1.0 billion. The facility expires as of May 15, 2002, although it may be extended for an additional one-year period under certain circumstances. At December 31, 1998 and 1997, $280.0 million and $368.0 million, respectively, was outstanding under this facility.

    The agreement provides for interest on committed advances at rates determined by reference to the bank's base rate or to the London Interbank Offered Rate ("LIBOR") plus a margin determined by reference to the Company's leverage ratio (as defined in the credit agreement) or the then-current rating of the Company's unsecured long-term debt by specified rating agencies. Interest is determined using whichever of these methods is the most favorable to the Company (5.6% at December 31, 1998). Borrowings under the credit facility are made on a committed basis or pursuant to an auction-bid process. A facility fee based on the facility amount, regardless of utilization, is payable quarterly. The facility fee rate is also determined by the unsecured debt ratings or the leverage ratio of the Company.

    SHELF REGISTRATION STATEMENT

    In July 1996, the Company filed a registration statement relating to the issuance of $1.0 billion of senior or subordinated unsecured indebtedness. As of December 31, 1998, no indebtedness had been issued pursuant to this registration statement.

    MATURITIES

    At December 31, 1998, the Company's long-term debt maturities are as follows: 1999--$20 million; 2000--zero; 2001--zero; 2002--$280 million.

                         WELLPOINT HEALTH NETWORKS INC.

7. LONG-TERM DEBT (CONTINUED)
    DEBT COVENANTS

    The Company's revolving credit facility requires the maintenance of certain financial ratios and contains other restrictive covenants, including restrictions on the occurrence of additional indebtedness and the granting of certain liens, limitations on acquisitions and investments and limitations on changes in control. As of December 31, 1998, the Company was in compliance with the requirements outlined in these agreements.

    INTEREST RATE SWAPS

    As described in Note 16, the Company is a party to three separate interest rate swap agreements which convert underlying variable-rate debt into fixed-rate debt.

    INTEREST PAID

    Interest paid on long-term debt for the years ended December 31, 1998, 1997 and 1996 was $25.9 million, $38.9 million and $30.3 million, respectively.

8. INCOME TAXES

    The components of the provision (benefit) for income taxes are as follows (in thousands):

                                                    YEAR ENDED DECEMBER 31,
                                                -------------------------------
                                                  1998       1997       1996
                                                ---------  ---------  ---------
Current:
  Federal.....................................  $  97,231  $ 107,695  $ 129,413
  State.......................................     30,929     28,523     30,566
                                                ---------  ---------  ---------
                                                  128,160    136,218    159,979
                                                ---------  ---------  ---------
Deferred:
  Federal.....................................    (51,398)    19,041    (16,733)
  State.......................................     (4,324)     1,658     (4,528)
                                                ---------  ---------  ---------
                                                  (55,722)    20,699    (21,261)
                                                ---------  ---------  ---------
Provision for income taxes from continuing
  operations..................................  $  72,438  $ 156,917  $ 138,718
                                                ---------  ---------  ---------
                                                ---------  ---------  ---------

                         WELLPOINT HEALTH NETWORKS INC.

8. INCOME TAXES (CONTINUED)
    The overall effective tax rate differs from the statutory federal tax rate as follows (percent of pretax income from continuing operations):

                                                              YEAR ENDED DECEMBER 31,
                                                          -------------------------------
                                                            1998       1997       1996
                                                          ---------  ---------  ---------
Tax provision based on the federal statutory rate.......       35.0%      35.0%      35.0%
State income taxes, net of federal benefit..............        4.4        5.1        5.0
Non-deductible expenses.................................        0.9        0.1        0.7
Tax benefit from IRS ruling in excess of noncurrent
  intangible assets related to business combination.....      (21.8)        --         --
Other, net..............................................         --        0.4        0.4
                                                          ---------        ---        ---
Effective tax rate......................................       18.5%      40.6%      41.1%
                                                          ---------        ---        ---
                                                          ---------        ---        ---

    Net deferred tax assets are comprised of the following (in thousands):

                                                              DECEMBER 31,
                                                          --------------------
                                                            1998       1997
                                                          ---------  ---------
Gross deferred tax assets:
  Market valuation on investment securities.............  $      --  $   5,530
  Vacation and holiday accruals.........................      8,521      7,388
  Incurred claim reserve discounting....................     10,726     11,451
  Provision for doubtful accounts.......................     16,619     14,987
  Unearned premium reserve..............................     15,852     13,499
  State income taxes....................................     10,707      9,904
  Postretirement benefits...............................     27,332     26,033
  Deferred gain on building.............................      7,063      8,867
  Deferred compensation.................................     11,349      8,553
  Expenses not currently deductible.....................     44,791     44,615
  Intangible asset impairment...........................      7,940      8,189
  Capital loss carryover................................     11,247         --
  Alternative Minimum Tax credit carryover..............     46,616         --
  Other, net............................................      8,599      6,119
                                                          ---------  ---------
    Total gross deferred tax assets.....................    227,362    165,135
                                                          ---------  ---------
Gross deferred tax liabilities:
  Market valuation on investment securities.............     (5,757)        --
  Depreciation and amortization.........................    (11,313)   (11,267)
  Bond discount and basis differences...................     (6,682)   (21,240)
  Other, net............................................     (1,753)    (3,271)
                                                          ---------  ---------
    Total gross deferred tax liabilities................    (25,505)   (35,778)
                                                          ---------  ---------
Net deferred tax assets.................................  $ 201,857  $ 129,357
                                                          ---------  ---------
                                                          ---------  ---------

                         WELLPOINT HEALTH NETWORKS INC.

8. INCOME TAXES (CONTINUED)
    Management believes that the deferred tax assets listed above are fully recoverable and, accordingly, no valuation allowance has been recorded. Expenses not currently deductible include various financial statement charges and expenses that will be deductible for income tax purposes in future periods.

    Income taxes paid for the years ended December 31, 1998, 1997 and 1996 were $103.0 million, $121.2 million and $90.0 million, respectively.

    INCOME TAXES

    In September 1998, the Company received a private letter ruling from the Internal Revenue Service with respect to the treatment of certain payments made at the time of WellPoint's 1996 Recapitalization and acquisition of the BCC Commercial Operations. The ruling allows the Company to deduct as an ordinary and necessary business expense an $800 million cash payment made by BCC in May 1996 to one of two newly formed charitable foundations. As a result of the ruling in 1998, the Company reduced the remaining intangible asset of $194.5 million arising from the acquisition of certain assets and liabilities of BCC Commercial Operations at the time of the Recapitalization and recognized a reduction in its income tax expense of $85.5 million. As a result, the Company filed amended tax returns for prior years requesting a refund of approximately $200 million and anticipates that current and future income tax payments will be reduced by approximately $80 million and has, therefore, recognized an income tax recoverable and a deferred tax asset, respectively, in its financial statements for the year ended December 31, 1998.

    As the result of the sale of its workers' compensation segment and its investment in FPA, the Company has a Federal capital loss carryforward of $14.0 million and a California capital loss carryforward of $111.2 million. The carryforward amounts expire on December 31, 2003. The federal alternative minimum tax credit is available to offset future regular tax payments, on an indefinite basis.

9. PENSION AND POSTRETIREMENT BENEFITS

    The BCC pension and postretirement plans were assumed by the Company as a result of the Recapitalization in 1996.

    In 1998, the Company adopted SFAS No. 132, "Employers Disclosures about Pensions and Other Postretirement Benefits." This statement requires the disclosure of reconciliations of beginning and ending balances of plan benefit obligations as well as the fair value of plan assets. It also requires the disclosure of the effect a one percentage-point change (increase and decrease) in the rate change of health care costs on the service and interest costs components of net periodic postretirement health care benefit costs and on the accumulated postretirement benefit obligation for health care benefits. It eliminates the disclosures for plan descriptions, types of benefit formulas and funding policies. The Company has restated prior period information to conform to the required disclosures.

    PENSION BENEFITS

    The Company covers substantially all employees through two non-contributory defined benefit pension plans. One plan covers employees of a bargaining unit, bargaining unit employees, while the second plan, which was established on January 1, 1987, covers all other eligible exempt and administrative employees meeting certain age and employment requirements. Plan assets are invested primarily in pooled income funds. The Company's policy is to fund its plans according to the applicable Employee Retirement Income Security Act of 1974 and income tax regulations. The Company uses the unit credit method of cost determination.

                         WELLPOINT HEALTH NETWORKS INC.

9. PENSION AND POSTRETIREMENT BENEFITS (CONTINUED)

    The funded status of the plans is as follows:

                                                                            DECEMBER 31,
                                                                       ----------------------
                                                                          1998        1997
                                                                       ----------  ----------
CHANGE IN BENEFIT OBLIGATION
Benefit obligation at beginning of year..............................  $   63,554  $   48,632
Service cost.........................................................       8,045       6,510
Interest cost........................................................       5,183       4,353
Amendments...........................................................          --         714
Actuarial loss.......................................................       4,736       5,742
Benefits paid........................................................      (4,015)     (2,397)
                                                                       ----------  ----------
Benefit obligation at end of year....................................  $   77,503  $   63,554
                                                                       ----------  ----------
                                                                       ----------  ----------

CHANGE IN PLAN ASSETS
Fair value at beginning of year......................................  $   55,173  $   45,239
Actual return on fair value..........................................       5,024       7,681
Employer contributions...............................................       9,617       4,650
Benefits paid........................................................      (4,015)     (2,397)
                                                                       ----------  ----------
Fair value at end of year............................................  $   65,799  $   55,173
                                                                       ----------  ----------
                                                                       ----------  ----------

Funded status........................................................  $  (11,703) $   (8,381)
Unrecognized prior service cost......................................         401         410
Unrecognized actuarial loss..........................................      11,668       7,244
                                                                       ----------  ----------
Net amount recognized................................................  $      366  $     (727)
                                                                       ----------  ----------
                                                                       ----------  ----------
Amounts recognized in the Balance Sheet consist of:
  Prepaid benefit cost...............................................  $    1,146  $    1,240
  Accrued benefit liability..........................................        (780)     (1,967)
                                                                       ----------  ----------
Net amount recognized................................................  $      366  $     (727)
                                                                       ----------  ----------
                                                                       ----------  ----------

WEIGHTED AVERAGE ASSUMPTIONS
Discount rate........................................................        7.00%       7.25%
Expected return on plan assets.......................................        8.50%       8.50%
Rate of compensation increases.......................................        5.00%       5.50%

                         WELLPOINT HEALTH NETWORKS INC.

9. PENSION AND POSTRETIREMENT BENEFITS (CONTINUED)
    Net periodic pension expense for the Company's defined benefit pension plans includes the following components:

                                                        YEAR ENDED DECEMBER 31,
                                                    -------------------------------
(IN THOUSANDS)                                        1998       1997       1996
                                                    ---------  ---------  ---------
Service cost--benefits earned during the year.....  $   8,045  $   6,510  $   4,251
Interest cost on projected benefits obligations...      5,183      4,353      3,538
Expected return on plan assets....................     (4,908)    (3,992)    (3,255)
Amortization of prior service cost................          9          9        (62)
Amortization of transition obligation.............         --        (15)       (26)
Recognized net actuarial loss.....................        196        191        684
                                                    ---------  ---------  ---------
Net periodic pension expense......................  $   8,525  $   7,056  $   5,130
                                                    ---------  ---------  ---------
                                                    ---------  ---------  ---------

    For the years ended December 31, 1998 and 1997, the pension expense was $8.5 million and $7.1 million, respectively. Prior to the Recapitalization in 1996, BCC allocated pension expense to Old WellPoint based on the number of employees. Management believed this to be a reasonable and appropriate method of allocation. For the year ended December 31, 1996, the pension expense was $5.1 million.

    The Company sponsors The WellPoint (401(k)) Retirement Savings Plan (the "401(k) Plan"). Employees over 18 years of age are eligible to participate in the Plan if they meet certain length of service requirements. Under this plan, employees may contribute a percentage of their pre-tax earnings to the 401(k) Plan. After one year of service, employee contributions up to 6% are matched by an employer contribution equal to 75% on the employee's contribution. Matching contributions are immediately vested. Effective January 1, 1998, 33.3% of the employer contribution was in the Company's common stock for all plan participants. The employer contribution is 85% for only those employees with ten to nineteen years of service as of January 1, 1997 and 100% for only those employees with twenty years or more of service as of such date. Company expense related to the 401(k) Plan totaled $13.0 million, $11.8 million and $8.2 million for the years ended December 31, 1998, 1997 and 1996, respectively.

    POSTRETIREMENT BENEFITS

    The Company provides certain health care and life insurance benefits to eligible retirees and their dependents. Certain employees acquired as a result of the MMHD acquisition and all employees hired after January 1, 1997 are not covered under the Company's postretirement benefit plan. All other Company employees are fully eligible for retiree benefits upon attaining 10 years of service and a minimum age of 55. The plan in effect for those retiring prior to September 1, 1994 provides for Company-paid life insurance for all retirees based on age and a percent of salary. In addition, the majority of retirees from age 62 or greater currently receive fully paid health benefit coverage for themselves and their dependents. For employees retiring on or after September 1, 1994, the Company currently subsidizes health benefit coverage based on the retiree's years of service at retirement and date of hire. Life insurance benefits for retirees hired on or after May 1, 1992 are set at $10,000 upon retirement and are reduced to $5,000 at age 70.

                         WELLPOINT HEALTH NETWORKS INC.

9. PENSION AND POSTRETIREMENT BENEFITS (CONTINUED)
    The accumulated postretirement benefit obligation ("APBO") and the accrued postretirement benefits as of December 31, 1998 and 1997 are as follows (in thousands):

                                                                DECEMBER 31,
                                                            --------------------
                                                              1998       1997
                                                            ---------  ---------
Benefit obligation at the beginning of the year...........  $  54,687  $  47,866
Service cost..............................................      1,780      1,980
Interest cost.............................................      3,843      3,783
Actuarial loss (gain).....................................     (2,080)     3,395
Benefits paid.............................................     (1,906)    (2,337)
                                                            ---------  ---------
Accumulated postretirement benefits obligation............     56,324     54,687
Unrecognized net gain from accrued postretirement benefit
  cost....................................................     10,734      9,204
                                                            ---------  ---------
Accrued postretirement benefits...........................  $  67,058  $  63,891
                                                            ---------  ---------
                                                            ---------  ---------

    The Company currently pays for its postretirement benefit obligations as they are incurred. As such, there are no plan assets.

    The above actuarially determined APBO was calculated using discount rates of 7.00% and 7.25% as of December 31, 1998 and 1997, respectively. The medical trend rate is assumed to decline gradually from 11% (under age 65) and 9% (age 65 and over) to 6% by the year 2002. These estimated trend rates are subject to change in the future. The medical trend rate assumption has a significant effect on the amounts reported. For example, an increase in the assumed health care trend rates of one percent in each year would increase the APBO as of December 31, 1998 by $8.3 million and would increase service and interest costs by $1.0 million. Conversely, a decrease in the assumed health care trend rate of one percent in each year would decrease the APBO as of December 31, 1998 by $7.2 million and would decrease service and interest costs by $0.9 million. For life insurance benefit calculations, a compensation increase of 5.0% was assumed.

    Net periodic postretirement benefit cost includes the following components (in thousands):

                                                          YEAR ENDED DECEMBER 31,
                                                      -------------------------------
                                                        1998       1997       1996
                                                      ---------  ---------  ---------
Service cost........................................  $   1,780  $   1,980  $   2,047
Interest cost.......................................      3,843      3,783      3,490
Net amortization and deferral.......................       (550)      (621)      (438)
                                                      ---------  ---------  ---------
Net periodic postretirement benefit cost............  $   5,073  $   5,142  $   5,099
                                                      ---------  ---------  ---------
                                                      ---------  ---------  ---------

10. COMMON STOCK

    STOCK OPTION PLANS

    In 1996, the Company adopted an Employee Stock Option Plan (the "Employee Option Plan"). In May 1996, all eligible employees were granted options to purchase common stock under the Employee Option Plan. The exercise price of options granted under the Employee Option Plan is the fair market value of the Common Stock on the date of the grant. Each option granted has a maximum term of

                         WELLPOINT HEALTH NETWORKS INC.

10. COMMON STOCK (CONTINUED)
10 years. The options granted in 1998, 1997 and 1996 vest ratably over a three-year period. The maximum number of shares of Common Stock issuable under the Employee Option Plan is 2.3 million shares, subject to adjustment for certain changes in the Company's capital structure.

    In 1996, the Company also implemented a Stock Option/Award Plan (the "Stock Option/Award Plan") for key employees, officers and directors. The exercise price per share is fixed by the committee appointed by the Board of Directors to administer the Stock Option/Award Plan, but for any incentive stock option, the exercise price will not be less than the fair market value on the date of grant. The number of shares that may be issued under the Stock Option/Award Plan will not exceed 5.0 million shares, subject to adjustment in accordance with the terms of the plan. The maximum term for an option is ten years. Options granted will vest in accordance with the terms of each grant. The Stock Option/Award Plan also allows the grant or award of restricted stock, performance units and phantom stock.

    The following summarizes activity in the Company's stock option plans for the years ended December 31, 1998, 1997 and 1996:

                                                                             WEIGHTED AVERAGE
                                                                              EXERCISE PRICE
                                                                   SHARES        PER SHARE
                                                                 ----------  -----------------
Outstanding at January 1, 1996.................................          --      $      --
Granted........................................................   3,273,089          39.27
Canceled.......................................................    (108,093)         39.68
Exercised......................................................          --             --
                                                                 ----------
Outstanding at December 31, 1996...............................   3,164,996          39.26
                                                                 ----------
Granted........................................................   1,698,327          36.13
Canceled.......................................................    (572,511)         37.76
Exercised......................................................    (192,089)         39.61
                                                                 ----------
Outstanding at December 31, 1997...............................   4,098,723          38.12
                                                                 ----------
Granted........................................................   1,533,908          56.86
Canceled.......................................................    (296,993)         43.66
Exercised......................................................    (836,400)         37.67
                                                                 ----------
Outstanding at December 31, 1998...............................   4,499,238          44.23
                                                                 ----------
                                                                 ----------

Exercisable at:
December 31, 1996..............................................     135,548          39.68
December 31, 1997..............................................   1,077,221          39.32
December 31, 1998..............................................   1,801,311          40.65

                         WELLPOINT HEALTH NETWORKS INC.

10. COMMON STOCK (CONTINUED)
    The options outstanding at December 31, 1998 have exercise prices ranging from $26.85 to $82.25 per share.

                                             OPTIONS OUTSTANDING                  OPTIONS EXERCISABLE
                                ---------------------------------------------  --------------------------
                                                                  WEIGHTED                    WEIGHTED
                                  NUMBER     WEIGHTED AVERAGE      AVERAGE       NUMBER        AVERAGE
ACTUAL RANGE                    OUTSTANDING      REMAINING        EXERCISE     OUTSTANDING    EXERCISE
OF EXERCISE PRICES              AT 12/31/98  CONTRACTUAL LIFE       PRICE      AT 12/31/98      PRICE
------------------------------  -----------  -----------------  -------------  -----------  -------------
$26.85-39.68..................   2,810,612             7.3        $   37.17     1,603,718     $   38.61
$42.31-62.19..................   1,630,908             9.0        $   55.28       159,415     $   52.28
$65.00-82.25..................      57,718             8.7        $   75.51        38,178     $   77.53
                                -----------                                    -----------
                                 4,499,238             7.9        $   44.23     1,801,311     $   40.65
                                -----------                                    -----------
                                -----------                                    -----------

    STOCK PURCHASE PLAN

    On May 18, 1996, the Company's stockholders approved the Company's Employee Stock Purchase Plan (the "ESPP"). The ESPP allows eligible employees to purchase Common Stock at the lower of 85% of the market price of the stock at the beginning or end of each offering period. The aggregate amount of common stock that may be issued pursuant to the ESPP shall not exceed 400,000 shares, subject to adjustment pursuant to the terms of the ESPP. During the years ended December 31, 1998, 1997 and 1996, approximately 99,300, 50,700 and 43,000 shares of common stock were purchased under the ESPP. Beginning in 1998, there are two offering periods for the first half and second half of the year, and accordingly, two purchase prices of $35.91 and $57.35 per share. For the years ended December 31, 1997 and 1996, purchase prices totaled $29.22 and $22.53 per share, respectively.

    SFAS 123 DISCLOSURE

    In accordance with the provisions of SFAS No. 123, the Company applies APB Opinion No. 25 and related interpretations in accounting for its stock option plans and, accordingly, does not recognize compensation cost. If the Company had elected to recognize the compensation cost based on the fair value of the options granted at grant date as prescribed by SFAS No. 123, net income and earnings per share for the years ended December 31, 1998, 1997 and 1996 would have been reduced to the pro forma amounts indicated in the table which follows:

(IN MILLIONS, EXCEPT PER SHARE AMOUNTS)                                                  1998       1997       1996
                                                                                       ---------  ---------  ---------
Net income--as reported..............................................................  $   231.3  $   227.4  $   202.0
Net income--pro forma................................................................  $   218.6  $   218.2  $   190.9
Earnings per share--as reported......................................................  $    3.35  $    3.30  $    3.04
Earnings per share--pro forma........................................................  $    3.16  $    3.17  $    2.87
Earnings per share assuming full dilution--as reported...............................  $    3.29  $    3.27  $    3.04
Earnings per share assuming full dilution--pro forma.................................  $    3.11  $    3.14  $    2.87

                         WELLPOINT HEALTH NETWORKS INC.

10. COMMON STOCK (CONTINUED)

1998
ASSUMPTIONS                                 OFFICERS     EMPLOYEES
                                          ------------  ------------
Expected dividend yield.................       --            --
Risk-free interest rate.................     5.38%         5.35%
Expected stock price volatility.........     37.00%        37.00%
Expected life of options................   four years   three years


1997
ASSUMPTIONS                                 OFFICERS     EMPLOYEES
                                          ------------  ------------
Expected dividend yield.................       --            --
Risk-free interest rate.................     6.26%         6.13%
Expected stock price volatility.........     37.00%        37.00%
Expected life of options................   five years   three years

1996
ASSUMPTIONS                                 OFFICERS     EMPLOYEES
                                          ------------  ------------
Expected dividend yield.................       --            --
Risk-free interest rate.................     6.40%         6.21%
Expected stock price volatility.........     35.68%        37.16%
Expected life of options................   five years   three years

    The above pro forma disclosures may not be representative of the effects on reported pro forma net income for future years. The weighted average fair value of options granted during 1998, 1997 and 1996 is $18.72, $13.72 and $15.74 per share, respectively.

    During the year ended December 31, 1998, the Company was authorized to repurchase eight million shares of its common stock. This treasury stock acquisition was executed in anticipation of the pending Cerulean transaction in which Cerulean stockholders will receive cash and WellPoint Common Stock with an aggregate market value of $500 million. As of December 31, 1998, 3.5 million shares of common stock were repurchased pursuant to this authorization.

11. DISCONTINUED OPERATIONS

    During 1998, the Company discontinued its workers' compensation business segment. On July 29, 1998, the Company entered into an agreement to sell its workers' compensation business to Fremont Indemnity Company for approximately $110.0 million. The Company received proceeds of $101.4 million as of the closing date, representing the initial purchase price as defined in the agreement. The transaction closed on September 1, 1998. Accordingly, the consolidated financial statements for all periods presented have been restated.

    Revenues for the workers' compensation segment totaled $24.0 million for the period beginning July 1, 1998, the measurement date, through the date of sale, and $94.6 million for the period beginning January 1, 1998 through the date of sale. Revenues totaled $184.2 million and $199.0 million for the years ended December 31, 1997, and 1996, respectively.

                         WELLPOINT HEALTH NETWORKS INC.

12. EARNINGS PER SHARE

    In accordance with Statement of Financial Accounting Standards No. 128, the following is an illustration of the dilutive effect of the Company's common stock equivalents on earning per share ("EPS"). There were no antidilutive securities in any of the three periods presented.

                                                                                    YEAR ENDED DECEMBER 31,
                                                                               ----------------------------------
(IN THOUSANDS, EXCEPT EARNINGS PER SHARE)                                         1998        1997        1996
                                                                               ----------  ----------  ----------
Income from continuing operations............................................  $  319,548  $  229,437  $  198,518
Income (loss) from discontinued operations...................................     (88,268)     (2,028)      3,484
                                                                               ----------  ----------  ----------
Net Income...................................................................  $  231,280  $  227,409  $  202,002
                                                                               ----------  ----------  ----------
                                                                               ----------  ----------  ----------
Weighted average shares outstanding..........................................      69,099      68,811      66,433
Net effect of dilutive stock options.........................................       1,160         651          --
                                                                               ----------  ----------  ----------
Fully diluted weighted average shares outstanding............................      70,259      69,462      66,433
                                                                               ----------  ----------  ----------
                                                                               ----------  ----------  ----------

EARNINGS PER SHARE:
Income from continuing operations............................................  $     4.63  $     3.33  $     2.99
Income (loss) from discontinued operations...................................       (1.28)      (0.03)       0.05
                                                                               ----------  ----------  ----------
Net Income...................................................................  $     3.35  $     3.30  $     3.04
                                                                               ----------  ----------  ----------
                                                                               ----------  ----------  ----------

EARNINGS PER SHARE ASSUMING FULL DILUTION:
Income from continuing operations............................................  $     4.55  $     3.30  $     2.99
Income (loss) from discontinued operations...................................       (1.26)      (0.03)       0.05
                                                                               ----------  ----------  ----------
Net Income...................................................................  $     3.29  $     3.27  $     3.04
                                                                               ----------  ----------  ----------
                                                                               ----------  ----------  ----------

    The number of shares outstanding for the year ended December 31, 1996 has been calculated using 66.4 million shares, the number of shares outstanding immediately following the Recapitalization, to give effect to the two-for-three share exchange that occurred as part of the Recapitalization, plus the weighted average number of shares issued during 1996 after completion of the Recapitalization.

13. LEASES

    Effective January 1, 1996, the Company entered into a new lease agreement for a 24-year period for Blue Cross of California's Woodland Hills, California Headquarters facility, expiring in December 2019, with two options to extend the term for up to two additional five-year terms. In addition to base rent, beginning in January 1997, the Company must pay a contingent amount based upon annual changes in the consumer price index. In 1996, the Company paid $30 million to the owner of the building in connection with the new lease agreement. This prepayment is being amortized on a straight-line basis over the life of the new lease.

    The Company's other lease terms range from one to 22 years with certain options to renew. Certain lease agreements provide for escalation of payments which are based on fluctuations in certain published cost-of-living indices. Future minimum rental payments under operating leases utilized by the Company

                         WELLPOINT HEALTH NETWORKS INC.

13. LEASES (CONTINUED)
having initial or remaining noncancellable lease terms in excess of one year at December 31, 1998 are as follows:

(IN THOUSANDS)
YEAR ENDING DECEMBER 31,
----------------------------------------------------------------------------------
1999..............................................................................  $   42,528
2000..............................................................................      39,891
2001..............................................................................      33,953
2002..............................................................................      18,803
2003..............................................................................      14,615
Thereafter........................................................................     240,347
                                                                                    ----------
  Total payments required.........................................................  $  390,137
                                                                                    ----------
                                                                                    ----------

    Rental expense for the years ended December 31, 1998, 1997 and 1996 for all operating leases was $43.4 million, $33.3 million and $16.1 million, respectively. Contingent rentals included in the above rental expense for the years ended December 31, 1998 and 1997 were $0.6 million and $0.3 million, respectively. There were no contingent rentals for the year ended December 31, 1996.

14. RELATED PARTY TRANSACTIONS

    Prior to the Recapitalization in May 1996, and pursuant to the Administrative Services and Product Marketing Agreement between BCC and Old WellPoint, BCC provided office space and certain administrative and support services, including computerized data processing and management information systems, telecommunications systems and other management services to the Company. These expenses were allocated to and paid by the Company in an amount equal to the direct and indirect costs and expenses incurred in furnishing these services. In addition, the Company provided services to BCC which included health plan services, claims processing related to such plans, other financial management services and provider contracting (excluding hospitals and other institutional health care providers) which were reimbursed on a basis that approximated cost. Management of both the Company and BCC considered the allocation methodologies and cost approximations reasonable and appropriate.

    Intercompany charges between the Company and BCC for the respective period prior to the Recapitalization were as follows:

                                                                                   JANUARY 1,
                                                                                       TO
(IN THOUSANDS)                                                                    MAY 20, 1996
                                                                                  ------------
Services provided by BCC........................................................   $   13,601
Services provided to BCC........................................................       (3,931)
                                                                                  ------------
Net intercompany charges included in general and administrative expense.........   $    9,670
                                                                                  ------------
                                                                                  ------------

    As required by the DOC prior to the Recapitalization, non-contract provider services under the Company and BCC's jointly marketed Prudent Buyer and Medicare supplement products were required to be provided by BCC, and revenues attributable to such non-contract provider services were, therefore, not included in the Company's consolidated financial statements prior to May 20, 1996. BCC recorded a

                         WELLPOINT HEALTH NETWORKS INC.

14. RELATED PARTY TRANSACTIONS (CONTINUED) portion of premium revenue for these products based on the estimated cost of providing these non-contract provider health care services, plus an underwriting margin equal to the greater of 2.0% or the average percentage of underwriting gain among member plans of the Blue Cross Blue Shield Association ("BCBSA") (which included BCC). For the period January 1, 1996 through May 20, 1996, the underwriting margin was estimated at 2.0%. Such aggregate premium revenue recognized by BCC related to the non-contract provider services for these products for the period from January 1, 1996 through May 20, 1996 was $59.3 million.

    Operating income recognized by BCC on such non-contract provider services for the period from January 1, 1996 through May 20, 1996 was $1.2 million. In conjunction with the Recapitalization of May 20, 1996, the DOC approved the Company to offer non-contract provider services and, therefore, revenues attributable to such services are included in the Company's 1998, 1997 and 1996 consolidated financial statements subsequent to the Recapitalization date.

15. FAIR VALUE OF FINANCIAL INSTRUMENTS

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

        INTEREST RATE SWAPS. The fair value of the interest rate swaps is based on quoted market prices by the financial institutions which are the counterparties to the swaps.

        FOREIGN CURRENCY CONTRACTS. The fair value of the foreign currency contracts is based on quoted market prices by the financial institutions which are the counterparties to the contracts.

    The carrying amounts and estimated fair values of the Company's financial instruments as of December 31, 1998 are summarized below:

                                                                      CARRYING     ESTIMATED
(IN THOUSANDS)                                                         AMOUNT      FAIR VALUE
                                                                    ------------  ------------
Cash and cash equivalents.........................................  $    410,875  $    410,875
Investment securities.............................................     2,250,174     2,250,174
Long-term investments.............................................       103,253       103,253
Long-term debt....................................................       300,000       300,000
Interest rate swaps...............................................        (4,477)      (29,128)
Foreign currency contracts........................................         1,052         1,052

                         WELLPOINT HEALTH NETWORKS INC.

16. HEDGING ACTIVITIES

    The Company utilizes interest rate swap agreements and foreign currency contracts to manage interest rate and foreign currency exposures. The principal objective of such contracts is to minimize the risks and/or costs associated with financial and investing activities. The Company does not utilize financial instruments for trading or speculative purposes. The counterparties to these contractual arrangements are major financial institutions with which the Company also has other financial relationships. These counterparties expose the Company to credit loss in the event of non-performance. However, the Company does not anticipate non-performance by the other parties.

    INTEREST RATE SWAP AGREEMENTS: In 1996, the Company entered into three interest rate swap agreements to reduce the impact of changes in interest rates on its floating rate debt under its revolving credit facility. The swap agreements are contracts to exchange variable-rate (weighted average rate for 1998 of 5.8%) for fixed-rate interest payments (weighted average rate for 1998 of 7.1%) without the exchange of the underlying notional amounts. The agreements mature at various dates through 2006.

    The notional amounts of the interest rate swap agreements are used to measure interest to be paid and do not represent the amount of exposure to credit loss. For interest rate instruments that effectively hedge interest rate exposures, the net cash amounts paid on the agreements are accrued and recognized as an adjustment to interest expense. If an agreement no longer qualifies as a hedge instrument, then it is marked to market and carried on the balance sheet at fair value. For the year ended December 31, 1998, the Company recognized a charge of $4.5 million for the market value decrease on the interest rate swap agreements not serving as a hedge. As of December 31, 1998, the notional amount of such contracts was $100 million.

    As of December 31, 1998 the Company had the following interest rate swap agreements in effect (notional amount in thousands):

NOTIONAL AMOUNT                                                                    STRIKE RATE     EXPIRATION DATE
--------------------------------------------------------------------------------  -------------  -------------------
$100,000........................................................................         6.45%     August 17, 1999
$150,000........................................................................         6.99%    October 17, 2003
$150,000........................................................................         7.05%    October 17, 2006

    FOREIGN EXCHANGE CONTRACTS: As part of the Company's investment strategy to diversify and obtain a higher rate of return on its investment portfolio, the Company has invested in certain fixed maturity securities denominated in foreign currencies. In order to mitigate the foreign currency risk, the Company has entered into two types of foreign currency derivative instruments. The first type of instrument is a forward exchange contract which is entered into to hedge the currency risk of a foreign currency investment transaction between the trade date and the settlement date. Gains and losses related to such instruments are recognized in the Company's income statement. For the year ended December 31, 1998, recognized a gain from such hedging activities of $0.5 million. No such hedging activity occurred during the years ended December 31, 1997 and 1996.

    The Company has also entered into foreign currency contracts for each of the fixed maturity securities owned as of December 31, 1998 to hedge asset positions denominated in other currencies. As of

                         WELLPOINT HEALTH NETWORKS INC.

16. HEDGING ACTIVITIES (CONTINUED)
December 31, 1998, the Company had the following foreign currency contracts in effect (notional amount in thousands of U. S. dollars):

                                                      NOTIONAL AMOUNT       SETTLEMENT DATE
                                                    --------------------  --------------------
CURRENCY                                               BUY       SELL        BUY       SELL
--------------------------------------------------  ---------  ---------  ---------  ---------
British pound.....................................             $   3,843             02/01/99
German mark.......................................  $   8,130  $  37,904  02/22/99   02/22/99
Danish kroner.....................................             $   7,932             02/19/99
French franc......................................  $     108  $  15,879  02/19/99   02/19/99

    The unrealized gains and losses from effective forward exchange contracts are reflected in other comprehensive income. As of December 31, 1998, the unrealized losses arising from the above forward exchange contracts amounted to $1.7 million. As of December 31, 1997, the Company had no such hedges outstanding. The unrealized gains and losses from ineffective foreign currency contracts are reflected in the Company's income statement. For the year ended December 31, 1998, the Company recognized a gain from such hedging activities of $2.7 million. No such hedging activity occurred during the years ended December 31, 1997 and 1996.

17. CONTINGENCIES

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

    Certain of such legal proceedings are or may be covered under insurance policies or indemnification agreements. Based upon information presently available, management of the Company believes that the final outcome of all such proceedings should not have a material adverse effect on the Company's results of operations, cash flows or financial condition.

18. NONRECURRING COSTS

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

                         WELLPOINT HEALTH NETWORKS INC.

19. REGULATORY REQUIREMENTS

    Certain of the Company's regulated subsidiaries must comply with certain minimum capital or tangible net equity requirements in each of the states in which they operate. As of December 31, 1998, the Company and its regulated subsidiaries were in compliance with these requirements.

    The ability of the Company's licensed insurance company subsidiaries to pay dividends is limited by the department of insurance in their respective states of domicile. Generally, dividends in any 12-month period are limited to the greater of the prior year's statutory net income or 10% of statutory surplus. Larger dividends, classified as extraordinary, require a special request of the respective department of insurance. The maximum dividend payable in 1999 without prior approval by WellPoint's licensed insurance company subsidiaries is $74.9 million.

20. FISCAL INTERMEDIARY FUNCTION

    Under an agreement with the BCBSA, the Company has contracted to administer Part A of Title XVIII of the Social Security Act (Medicare) in certain regions or for certain health care providers. The agreement is renewable annually unless terminated by the parties involved. As fiscal intermediary under the agreement, the Company makes disbursements to providers for medical care from funds provided by the Federal Government and is reimbursed for these expenses incurred under the agreement. The Company disbursed approximately $8.5 billion, $8.4 billion and $4.6 billion and received administrative fees of approximately $34.3 million, $29.9 million and $16.4 million for the years ended December 31, 1998, 1997 and 1996, respectively. The reimbursement is treated as a direct recovery of general and administrative expenses.

21. BUSINESS SEGMENT INFORMATION

    The Company adopted SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information" in the fourth quarter of 1998.

    The Company has two reportable segments: the California business segment and the National business segment. The California and National business segments both provide a broad spectrum of network-based health plans, including health maintenance organizations, preferred provider organizations, point of service plans, other hybrid plans and traditional indemnity products to large and small employers, individuals and seniors.

    The accounting policies of the segments are the same as those described in the summary of significant accounting policies and are consistent with generally accepted accounting principles with the exception of the exclusion of allocated corporate overhead to the reportable segments.

    The Company's management identified its reportable segments based upon the following factors: (1) The Company's organizational structure contains Division Presidents that oversee each of these segments, (2) The Company's Chief Operating Decision Maker (Chief Executive Officer) reviews the results of operations for each of the following segments and holds each Division President accountable for results, and (3) A Division President's overall compensation is based upon the related segment's results.

                         WELLPOINT HEALTH NETWORKS INC.

21. BUSINESS SEGMENT INFORMATION (CONTINUED)
    The following tables present segment information for the California and National Divisions as of and for the years ended December 31, 1998, 1997 and 1996:

1998
                                                                            CORPORATE &
(IN THOUSANDS)                             CALIFORNIA       NATIONAL           OTHER            CONSOLIDATED
                                          -------------   -------------   ----------------   ------------------
Premium revenue.........................  $   4,832,704   $   1,102,108     $           --      $  5,934,812
Managment services revenue..............        113,204         293,020             27,736           433,960
                                          -------------   -------------   ----------------   ------------------
Total revenue from external customers...      4,945,908       1,395,128             27,736         6,368,772
Intercompany revenue....................         13,922              --            (13,922)               --
Investment income.......................         76,451          65,913            (32,786)          109,578
Interest expense........................             --          26,838                 65            26,903
Depreciation and amortization expense...         25,451          23,876              7,354            56,681
Income tax expense (benefit)............        209,481          15,531           (152,574)           72,438
Loss from discontinued operations.......        (83,410)           (942)            (3,916)          (88,268)
Segment net income (loss)...............        229,588          19,369            (17,677)          231,280
                                          -------------   -------------   ----------------   ------------------
                                          -------------   -------------   ----------------   ------------------
Segment assets..........................  $   1,663,343   $   1,563,318     $      999,173      $  4,225,834
                                          -------------   -------------   ----------------   ------------------
                                          -------------   -------------   ----------------   ------------------


1997
                                                                            CORPORATE &
(IN THOUSANDS)                             CALIFORNIA       NATIONAL           OTHER            CONSOLIDATED
                                          -------------   -------------   ----------------   ------------------
Premium revenue.........................  $   4,000,241   $   1,068,706     $           --      $  5,068,947
Managment services revenue..............         75,779         277,308             24,051           377,138
                                          -------------   -------------   ----------------   ------------------
Total revenue from external customers...      4,076,020       1,346,014             24,051         5,446,085
Intercompany revenue....................         39,510              --            (39,510)               --
Investment income.......................         70,259          59,254             66,640           196,153
Interest expense........................          1,099          34,322              1,237            36,658
Depreciation and amortization expense...         22,843          21,568              6,199            50,610
Income tax expense (benefit)............        181,918           4,918            (29,919)          156,917
Income (loss) on discontinued
  operations............................         (8,203)         (2,414)             8,589            (2,028)
Segment net income (loss)...............        255,969           8,485            (37,045)          227,409
                                          -------------   -------------   ----------------   ------------------
                                          -------------   -------------   ----------------   ------------------
Segment assets..........................  $   1,473,811   $   1,708,038     $    1,052,275      $  4,234,124
                                          -------------   -------------   ----------------   ------------------
                                          -------------   -------------   ----------------   ------------------

                         WELLPOINT HEALTH NETWORKS INC.

21. BUSINESS SEGMENT INFORMATION (CONTINUED)

1996
                                                                            CORPORATE &
(IN THOUSANDS)                             CALIFORNIA       NATIONAL           OTHER            CONSOLIDATED
                                          -------------   -------------   ----------------   ------------------
Premium revenue.........................  $   3,169,662   $     529,675     $           --      $  3,699,337
Managment services revenue..............         54,724          93,187                 --           147,911
                                          -------------   -------------   ----------------   ------------------
Total revenue from external customers...      3,224,386         622,862                 --         3,847,248
Intercompany revenue....................         16,894              --            (16,894)               --
Investment income.......................         66,322          24,251             33,011           123,584
Interest expense........................             --          19,407             17,221            36,628
Depreciation and amortization expense...         17,410           9,688              2,223            29,321
Income tax expense (benefit)............        168,437             908            (30,627)          138,718
Income (loss) on discontinued
  operations............................         (9,493)         (1,677)            14,654             3,484
Segment net income (loss)...............        191,803             499              9,700           202,002
                                          -------------   -------------   ----------------   ------------------
                                          -------------   -------------   ----------------   ------------------

    RECONCILIATIONS
    (IN THOUSANDS)

                                                                               DECEMBER 31,
                                                                        --------------------------
ASSETS (1)                                                                  1998          1997
----------------------------------------------------------------------  ------------  ------------
Total assets from reportable segments.................................  $  3,226,661  $  3,181,849
Corporate and other assets............................................       999,173       853,863
Goodwill not allocated to segments (corporate)........................            --       198,412
                                                                        ------------  ------------
  Consolidated total..................................................  $  4,225,834  $  4,234,124
                                                                        ------------  ------------
                                                                        ------------  ------------

------------------------

(1) Segment balance sheet data for 1996 is not presented as it is impracticable to do so.

22. COMPREHENSIVE INCOME

    The following summarizes comprehensive income reclassification adjustments included in the statements of changes in stockholders' equity:

                                                                                           DECEMBER 31,
                                                                                ----------------------------------
                                                                                   1998        1997        1996
                                                                                ----------  ----------  ----------
Holding gain (loss) on investment securities arising during the period (net of tax expense of $24,218, and tax benefit of $20,581, and $14,519,
  respectively)...............................................................  $   35,579  $  (30,236) $  (21,330)
Add: reclassification adjustment for realized gains (losses) on investment securities (net of tax benefit of $14,237, and tax expense of $23,942 and
  $6,478, respectively).......................................................     (20,916)     35,174       9,516
                                                                                ----------  ----------  ----------
Net gain recognized in other comprehensive income (net of tax expense of
  $9,981, $3,361, and a tax benefit of $8,041, respectively)..................  $   14,663  $    4,938  $  (11,814)
                                                                                ----------  ----------  ----------
                                                                                ----------  ----------  ----------

                         WELLPOINT HEALTH NETWORKS INC.

23. PENDING TRANSACTIONS

    On July 9, 1998, the Company entered into an Agreement and Plan of Merger (the "Merger Agreement") with Cerulean Companies, Inc. ("Cerulean"). Upon completion of this transaction (the "Merger"), Cerulean will become a wholly owned subsidiary of WellPoint. Cerulean currently holds the exclusive license to use the Blue Cross and Blue Shield names and marks in the state of Georgia. Cerulean is the parent company of Blue Cross and Blue Shield of Georgia, Inc., which serves approximately 1.6 million members in the State of Georgia as of December 31, 1998. At the effective time of the Merger, the shareholders of Cerulean will receive WellPoint Common Stock with a market value of $500 million (subject to certain adjustments provided in the merger agreement). Certain shareholders of Cerulean will have the option to receive cash in lieu of WellPoint Common Stock in the Merger, subject to a maximum aggregate limit of $225 million. The transaction is intended to qualify as a tax-free reorganization for Cerulean shareholders that elect to receive WellPoint Common Stock.