Form 10-Q
period 1999-03-31
WELLPOINT HEALTH NETWORKS INC /DE/
filed 1999-05-14
CIK 1013220

                                   UNITED STATES
                        SECURITIES AND EXCHANGE COMMISSION
                               Washington, D.C. 20549

                                     FORM 10-Q
         (Mark One)

            [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                      OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1999

                                        OR

            [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                      OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the transition period from ______ to _______

                         COMMISSION FILE NUMBER  001-13803

                           WELLPOINT HEALTH NETWORKS INC.
               (Exact name of registrant as specified in its charter)

                  DELAWARE                               95-4635504
       (State or other jurisdiction of        (IRS Employer Identification No.)
       incorporation or organization)

 1 WELLPOINT WAY, THOUSAND OAKS, CALIFORNIA                 91362
  (Address of principal executive offices)                (Zip Code)


     Registrant's telephone number, including area code     (818) 703-4000

                                   Not Applicable
                 (Former name, former address and former fiscal year,
                           if changed since last report)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.  Yes X    No
                                                   ---     ---

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:


         TITLE OF EACH CLASS                OUTSTANDING AT MAY 12, 1999
         -------------------                ---------------------------
    Common Stock, $0.01 par value                67,493,878 shares

                           WELLPOINT HEALTH NETWORKS INC.
                            FIRST QUARTER 1999 FORM 10-Q
                                 TABLE OF CONTENTS



PART I.  FINANCIAL INFORMATION                                                     PAGE
  ITEM 1.   Financial Statements

          Consolidated Balance Sheets as of March 31, 1999 and
               December 31, 1998 . . . . . . . . . . . . . . . . . . . . . . . . .  1

          Consolidated Income Statements for the Three  Months
               Ended March 31, 1999 and 1998 . . . . . . . . . . . . . . . . . . .  2
          Consolidated Statement of Changes in Stockholders' Equity
               for the Three Months Ended March 31, 1999 . . . . . . . . . . . . .  3
          Consolidated Statements of Cash Flows for the
               Three Months Ended March 31, 1999 and 1998 . . . . . . . . . . . . . 4
          Notes to Consolidated Financial Statements  . . . . . . . . . . . . . . . 5

  ITEM 2.   Management's Discussion and Analysis of
            Financial Condition and Results of Operations . . . . . . . . . . . . .13

PART II. OTHER INFORMATION

  ITEM 6. Exhibits and Reports on Form 8-K  . . . . . . . . . . . . . . . . . . . .28

SIGNATURES  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .30


ITEM 1.  FINANCIAL STATEMENTS

                         WELLPOINT HEALTH NETWORKS INC.
                          Consolidated Balance Sheets


(IN THOUSANDS, EXCEPT SHARE DATA)                                                          March 31,              December 31,
                                                                                             1999                    1998
                                                                                       -----------------       -----------------
ASSETS                                                                                    (Unaudited)
Current Assets:
      Cash and cash equivalents                                                           $   365,185             $   410,875
      Investment securities, at market value                                                2,343,691               2,250,174
      Receivables, net                                                                        576,455                 485,259
      Deferred tax assets                                                                     138,303                 121,881
      Income taxes recoverable                                                                 71,986                  95,902
      Other current assets                                                                     44,763                  70,349
                                                                                       ---------------         ---------------
          Total Current Assets                                                              3,540,383               3,434,440
Property and equipment, net                                                                   133,158                 131,459
Intangible assets, net                                                                         92,684                  93,937
Goodwill, net                                                                                 331,383                 336,155
Long-term investments, at market value                                                        105,071                 103,253
Deferred tax assets                                                                            79,976                  79,976
Other non-current assets                                                                       46,306                  46,614
                                                                                       ---------------         ---------------
                  Total Assets                                                            $ 4,328,961             $ 4,225,834
                                                                                       ===============         ===============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
      Medical claims payable                                                              $   999,312             $   946,502
      Reserves for future policy benefits                                                      59,122                  55,024
      Unearned premiums                                                                       214,994                 215,058
      Accounts payable and accrued expenses                                                   352,326                 342,713
      Experience rated and other refunds                                                      230,442                 249,685
      Other current liabilities                                                               400,231                 373,882
                                                                                       ---------------         ---------------
          Total Current Liabilities                                                         2,256,427               2,182,864
Accrued postretirement benefits                                                                68,333                  67,058
Reserves for future policy benefits, non-current                                              307,501                 319,056
Long-term debt                                                                                300,000                 300,000
Other non-current liabilities                                                                  40,076                  41,633
                                                                                       ---------------         ---------------
          Total Liabilities                                                                 2,972,337               2,910,611
Stockholders' Equity:
      Preferred Stock - $0.01 par value, 50,000,000 shares
          authorized, none issued and outstanding                                                   -                       -
      Common Stock - $0.01 par value, 300,000,000 shares
          authorized, 71,008,772 and 70,620,657 issued
          at March 31, 1999 and December 31, 1998, respectively                                   710                     706
      Treasury stock, at cost, 3,501,556 shares at March 31, 1999
          and December 31, 1998                                                              (193,435)               (193,435)
      Additional paid-in capital                                                              938,083                 921,747
      Retained earnings                                                                       627,150                 576,598
      Accumulated other comprehensive income                                                  (15,884)                  9,607
                                                                                       ---------------         ---------------
          Total Stockholders' Equity                                                        1,356,624               1,315,223
                                                                                       ---------------         ---------------
                  Total Liabilities and Stockholders' Equity                              $ 4,328,961             $ 4,225,834
                                                                                       ===============         ===============


      See the accompanying notes to the consolidated financial statements.

                         WELLPOINT HEALTH NETWORKS INC.
                         Consolidated Income Statements
                                   (Unaudited)

(IN THOUSANDS, EXCEPT EARNINGS PER SHARE)                                                       Three Months Ended March 31,
                                                                                         -----------------------------------------
                                                                                                 1999                    1998
                                                                                         -----------------       -----------------
Revenues:
    Premium revenue                                                                           $ 1,616,729             $ 1,429,914
    Management services revenue                                                                   114,438                 114,844
    Investment income                                                                              40,078                  39,458
                                                                                         -----------------       -----------------
                                                                                                1,771,245               1,584,216
Operating Expenses:
    Health care services and other benefits                                                     1,308,580               1,146,556
    Selling expense                                                                                76,767                  67,342
    General and administrative expense                                                            255,142                 244,575
    Nonrecurring costs                                                                                  -                       -
                                                                                         -----------------       -----------------
                                                                                                1,640,489               1,458,473
                                                                                         -----------------       -----------------
Operating Income                                                                                  130,756                 125,743
    Interest expense                                                                                6,100                   7,324
    Other expense, net                                                                              8,085                   6,361
                                                                                         -----------------       -----------------
Income from Continuing Operations before Provision for
    Income Taxes and Cumulative Effect of Accounting Change                                       116,571                 112,058
    Provision for income taxes                                                                     45,461                  44,866
                                                                                         -----------------       -----------------
Income from Continuing Operations before Cumulative
    Effect of Accounting Change                                                                    71,110                  67,192
Loss from Workers' Compensation Segment, net of tax                                                     -                  (8,678)
Loss on disposal of Workers' Compensation Segment                                                       -                       -
                                                                                         -----------------       -----------------
Loss from Discontinued Operations                                                                       -                  (8,678)
Cumulative Effect of Accounting Change, net of tax                                                (20,558)                      -
                                                                                         -----------------       -----------------
Net Income                                                                                    $    50,552             $    58,514
                                                                                         =================       =================


Earnings Per Share
    Income from continuing operations before cumulative
      effect of accounting change                                                             $      1.06             $      0.96
    Loss from discontinued operations                                                                   -                   (0.12)
    Cumulative effect of accounting change                                                          (0.31)                      -
                                                                                         -----------------       -----------------
    Net Income                                                                                $      0.75             $      0.84
                                                                                         =================       =================

Earnings Per Share Assuming Full Dilution
    Income from continuing operations before cumulative
      effect of accounting change                                                             $      1.04             $      0.95
    Loss from discontinued operations                                                                   -                   (0.12)
    Cumulative effect of accounting change                                                          (0.30)                      -
                                                                                         -----------------       -----------------
    Net Income                                                                                $      0.74             $      0.83
                                                                                         =================       =================

      See the accompanying notes to the consolidated financial statements.

                         WELLPOINT HEALTH NETWORKS INC.
            Consolidated Statement of Changes in Stockholders' Equity
                                   (Unaudited)

(IN THOUSANDS)

                                                                                             Common Stock
                                                                           -------------------------------------------------
                                                                                        Issued                In Treasury
                                                               Preferred   --------------------------------- ---------------
                                                                Stock          Shares           Amount           Amount
                                                            -------------- ---------------- ---------------- ---------------
Balance as of December 31, 1998                                $     -         70,621            $ 706         $ (193,435)

Comprehensive income
    Net income
    Other comprehensive income, net of tax
      Change in unrealized valuation
      adjustment on investment securities,
      net of reclassification adjustment (see Note 4)
      Foreign currency adjustments, net of deferred tax  of $

Total comprehensive income


Stock issued under Company's stock option / award plan                            388                4
                                                            -------------- ---------------- ---------------- ---------------
Balance as of March 31, 1999                                   $     -         71,009            $ 710         $ (193,435)
                                                            ============== ================ ================ ===============


(IN THOUSANDS)


                                                                                                  Accumulated
                                                                    Additional                       Other
                                                                    Paid - in        Retained     Comprehensive
                                                                     Capital         Earnings        Income              Total
                                                                  --------------- -------------- ----------------  ---------------
Balance as of December 31, 1998                                      $ 921,747      $ 576,598        $   9,607      $ 1,315,223

Comprehensive income
    Net income                                                                         50,552                            50,552
    Other comprehensive income, net of tax
        Change in unrealized valuation
        adjustment on investment securities,
        net of reclassification adjustment (see Note 4)                                                (28,817)         (28,817)
        Foreign currency adjustments, net of deferred tax  of $2,092                                     3,326            3,326
                                                                                -------------- ----------------  ---------------
Total comprehensive income                                                             50,552          (25,491)          25,061
                                                                                -------------- ----------------  ---------------

Stock issued under Company's stock option / award plan                  16,336                                           16,340
                                                                --------------- -------------- ----------------  ---------------
Balance as of March 31, 1999                                         $ 938,083      $ 627,150        $ (15,884)     $ 1,356,624
                                                                =============== ============== ================  ===============



      See the accompanying notes to the consolidated financial statements.

                         WELLPOINT HEALTH NETWORKS INC.
                      Consolidated Statements of Cash Flows
                                   (Unaudited)


(IN THOUSANDS)                                                                       Three Months Ended March 31,
                                                                             ---------------------------------------------
                                                                                     1999                    1998
                                                                             ---------------------    --------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Income from continuing operations                                               $  71,110               $  67,192
  Adjustments to reconcile income from continuing operations to net cash provided by continuing operating activities:
     Depreciation and amortization, net of accretion                                 21,862                  14,756
     (Gains) losses on sales of assets, net                                           2,192                  (4,027)
     Provision for deferred income taxes                                                  -                      46
     Amortization of deferred gain on sale of building                               (1,107)                 (1,106)
     (Increase) decrease in certain assets:
        Receivables, net                                                            (91,196)                (96,757)
        Income taxes recoverable                                                     38,573                       -
        Other current assets                                                         (9,629)                 (8,223)
        Other non-current assets                                                        308                     865
     Increase (decrease) in certain liabilities:
        Medical claims payable                                                       52,810                  58,175
        Reserves for future policy benefits                                          (7,457)                  3,562
        Unearned premiums                                                               (64)                  4,012
        Accounts payable and accrued expenses                                         9,613                 (31,355)
        Experience rated and other refunds                                          (19,243)                 (8,871)
        Income taxes payable                                                              -                  43,589
        Other current liabilities                                                    34,656                   1,360
        Accrued postretirement benefits                                               1,275                   1,286
        Other non-current liabilities                                                  (450)                    380
                                                                           -----------------    --------------------
            Net cash provided by continuing operating activities                    103,253                  44,884
                                                                           -----------------    --------------------
Loss from discontinued operations                                                         -                  (8,678)
Adjustment to derive cash flows from discontinued operating activities:
        Change in net operating assets                                                    -                  15,172
                                                                           -----------------    --------------------
Net cash provided by discontinued operating activities                                    -                   6,494
                                                                           -----------------    --------------------
            Net cash provided by operating activities                               103,253                  51,378
                                                                           -----------------    --------------------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Investments purchased                                                            (762,259)               (523,925)
  Proceeds from investments sold and matured                                        616,280                 506,797
  Property and equipment purchased                                                  (11,025)                (11,611)
  Proceeds from property and equipment sold                                             258                      32
  Settlement of sales price for sale of Workers' Compensation business               (8,537)                      -
                                                                           -----------------    --------------------
            Net cash used in continuing investing activities                       (165,283)                (28,707)
                                                                           -----------------    --------------------
  Net cash used in discontinued investing activities                                      -                  (6,347)
                                                                           -----------------    --------------------
            Net cash used in investing activities                                  (165,283)                (35,054)
                                                                           -----------------    --------------------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Repayment of long-term debt                                                            -                 (75,000)
   Proceeds from issuance of common stock                                            16,340                  12,431
   Common stock repurchased                                                               -                     (40)
                                                                           -----------------    --------------------
            Net cash provided by (used in) financing activities                      16,340                 (62,609)
                                                                           -----------------    --------------------
Net decrease in cash and cash equivalents                                           (45,690)                (46,285)
Cash and cash equivalents at beginning of period                                    410,875                 269,067
                                                                           -----------------    --------------------
Cash and cash equivalents at end of period                                        $ 365,185               $ 222,782
                                                                           =================    ====================

      See the accompanying notes to the consolidated financial statements.

                           WELLPOINT HEALTH NETWORKS INC.
                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                    (UNAUDITED)

1.   ORGANIZATION

     WellPoint Health Networks Inc. (the "Company" or "WellPoint") is one of the nation's largest publicly traded managed health care companies. As of March 31, 1999, WellPoint had approximately 6.9 million medical members and approximately 30 million specialty members. The Company offers a broad spectrum of network-based managed care plans. WellPoint provides these plans to the large and small employer, individual and senior markets. The Company's managed care plans include preferred provider organizations ("PPOs"), health maintenance organizations ("HMOs"), point-of-service ("POS") plans, other hybrid plans and traditional indemnity plans. In addition, the Company offers managed care services, including underwriting, actuarial services, network access, medical cost management and claims processing. The Company offers a continuum of managed health care plans while providing incentives to members and employers to select more intensively managed plans. The Company typically offers such plans at a lower cost in exchange for additional cost-control measures, such as limited flexibility in choosing physicians and hospitals that are not included in the Company's provider networks. The Company believes that it is better able to predict and control its health care costs as its members select more intensively managed health care plans. The Company also provides a broad array of specialty and other products and services, including pharmacy, dental, utilization management, life insurance, preventive care, disability, behavioral health, COBRA and flexible benefits account administration.

2.   BASIS OF PRESENTATION

     The accompanying unaudited consolidated financial statements of WellPoint, in the opinion of management, reflect all material adjustments (which are of a normal recurring nature) necessary for the fair presentation of its financial position as of March 31, 1999, the results of its operations for the quarter ended March 31, 1999 and 1998, cash flows for the quarter ended March 31, 1999 and 1998 and its changes in stockholders' equity for the quarter ended March 31, 1999. The results of operations for the interim periods presented are not necessarily indicative of the operating results for the full year.

     RECLASSIFICATIONS

     Certain amounts in the prior year consolidated financial statements have been reclassified to conform to the 1999 presentation. Prior year amounts have been restated to exclude the discontinued Workers' Compensation business.

                           WELLPOINT HEALTH NETWORKS INC.
                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                    (UNAUDITED)


3.   EARNINGS PER SHARE

     The following summarizes the dilutive effect of the Company's common stock equivalents on earnings per share. There were no antidilutive securities in any of the periods presented.



(In thousands, except earnings per share)                               Quarter Ended
                                                                          March 31,
                                                                  --------------------------
                                                                       1999          1998
                                                                  ------------  ------------
Income from continuing operations before cumulative
  effect of accounting change                                       $  71,110      $ 67,192
Loss from discontinued operations                                           -        (8,678)
Cumulative effect of accounting change                                (20,558)            -
                                                                  ------------  ------------
Net Income                                                          $  50,552      $ 58,514
                                                                  ============  ============

Weighted average shares outstanding                                    67,259        69,875
Net effect of dilutive stock options                                    1,302         1,033
                                                                  ------------  ------------
Fully diluted weighted average shares outstanding                      68,561        70,908
                                                                  ============  ============

EARNINGS PER SHARE:
Income from continuing operations before cumulative
  effect of accounting change                                       $    1.06      $   0.96
Loss from discontinued operations                                           -         (0.12)
Cumulative effect of accounting change                                  (0.31)            -
                                                                  ------------  ------------
Net Income                                                          $    0.75      $   0.84
                                                                  ============  ============

EARNINGS PER SHARE ASSUMING FULL DILUTION:
Income from continuing operations before cumulative
  effect of accounting change                                       $    1.04      $   0.95
Loss from discontinued operations                                           -         (0.12)
Cumulative effect of accounting change                                  (0.30)            -
                                                                  ------------  ------------
Net Income                                                          $    0.74      $   0.83
                                                                  ============  ============

                        WELLPOINT HEALTH NETWORKS INC.
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)


4.   COMPREHENSIVE INCOME

     The following summarizes comprehensive income reclassification adjustments required under SFAS No. 130.

                                                                                    Quarter Ended
      (In thousands)                                                                 March 31, 1999
                                                                                  -------------------
      Holding losses arising during the period (net of tax benefit of $15,476)         $ (24,205)
      Add:
       Reclassification adjustment       related to foreign exchange gains
        (net of tax expense of $85)                                                          132
       Reclassification adjustment for realized losses on investment
        securities (net of tax benefit of $906)                                           (1,418)
                                                                                  ---------------
      Net loss recognized in other comprehensive income (net of tax benefit of
      $16,297)                                                                         $ (25,491)
                                                                                  ---------------
                                                                                  ---------------

5.   NEW PRONOUNCEMENTS

     In June 1998, the FASB issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS No. 133"). SFAS No. 133 establishes the accounting and reporting standards for derivative instruments and for hedging activities. Upon adoption of the Standard, all derivatives must be recognized on the balance sheet at their then fair value. Any stand-alone deferred gains and losses remaining on the balance sheet under previous hedge-accounting rules must be removed from the balance sheet and all hedging relationships must be designated anew and documented pursuant to the new accounting rules. The new standard will be effective in the first quarter of the year 2000. The Company is presently assessing the presentation and effect of SFAS No. 133 on the financial statements of the Company.

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

7.   BUSINESS SEGMENT INFORMATION

     The Company has two reportable segments: the California business segment and the National business segment. The California and National business segments both provide a broad spectrum of network-based health plans, including HMOs, PPOs, POS plans, other hybrid plans and traditional indemnity products to large and small employers, individuals and seniors.

     The following tables present segment information for the California and National Divisions for the quarters ended March 31, 1999, and 1998, respectively:


     QUARTER ENDED MARCH 31, 1999


                                                                                                Corporate &
                                                           California          National            Other         Consolidated
                                                         --------------      ------------      -------------    ---------------
     (IN THOUSANDS)
     Premium revenue                                      $ 1,344,299         $ 272,430         $       -        $ 1,616,729
     Management services revenue                               35,332            69,016            10,090            114,438
                                                         --------------      ------------      -------------    ---------------
     Total revenue from external customers                  1,379,631           341,446            10,090          1,731,167
     Intercompany revenues                                      3,704             3,169            (6,873)                 -
     Segment income from continuing
       operations                                         $    87,833         $   1,483         $ (18,206)       $    71,110
                                                         --------------      ------------      -------------    ---------------
                                                         --------------      ------------      -------------    ---------------

     QUARTER ENDED MARCH 31, 1998

                                                                                                Corporate &
                                                           California          National            Other         Consolidated
                                                         --------------      ------------      -------------   ---------------
     (IN THOUSANDS)
     Premium revenue                                      $ 1,137,866         $ 292,048         $       -        $ 1,429,914
     Management services revenue                               26,844            81,845             6,155            114,844
                                                         --------------      ------------      -------------   ---------------
     Total revenue from external customers                  1,164,710           373,893             6,155          1,544,758
     Intercompany revenues                                      3,596                 -            (3,596)                 -
     Segment income from continuing
       operations                                         $    81,887         $  (3,663)        $ (11,032)       $    67,192
                                                         --------------      ------------      -------------   ---------------
                                                         --------------      ------------      -------------    ---------------

                        WELLPOINT HEALTH NETWORKS INC.
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)




7.  BUSINESS SEGMENT INFORMATION, CONTINUED

    Effective April 1, 1999, the Company effected a modification of its internal business operations. It is anticipated that this modification will change the disclosures of the Company's segments from that presented above. The Company currently anticipates that future filings under the Securities Exchange Act of 1934 will reflect the following reportable segments: large employer group business ("large group") and individual and small employer group business ("individual and small group"). The following tables depict the Company's new reportable segments as though such modification had occurred during each of the quarters ended March 31, 1999 and 1998 and the years ended December 31, 1998 and 1997.


    QUARTER ENDED MARCH 31, 1999

                                                            Large          Individual &      Corporate &
                                                            Group          Small Group          Other           Consolidated
                                                      ----------------- ----------------- -----------------  -----------------
    (IN THOUSANDS)
    Premium revenue                                       $  926,439         $ 586,958         $ 103,332        $ 1,616,729
    Management services revenue                               99,339             1,873            13,226            114,438
                                                      ----------------- ----------------- -----------------  -----------------
    Total revenue from external customers                  1,025,778           588,831           116,558          1,731,167
    Intercompany revenues                                      3,703             3,169            (6,872)                 -
    Segment income from continuing
      operations                                          $   55,653         $  30,869         $ (15,412)       $    71,110
                                                      ================= ================= =================  =================

    QUARTER ENDED MARCH 31, 1998

                                                            Large          Individual &      Corporate &
                                                            Group          Small Group          Other           Consolidated
                                                      ----------------- ----------------- -----------------  -----------------
    (IN THOUSANDS)
    Premium revenue                                       $  848,380         $ 499,304         $  82,230        $ 1,429,914
    Management services revenue                              103,700             1,092            10,052            114,844
                                                      ----------------- ----------------- -----------------  -----------------
    Total revenue from external customers                    952,080           500,396            92,282          1,544,758
    Intercompany revenues                                      3,596                 -            (3,596)                 -
    Segment income from continuing
      operations                                          $   27,338         $  44,821         $  (4,967)       $    67,192
                                                      ================= ================= =================  =================

                        WELLPOINT HEALTH NETWORKS INC.
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)



7.  BUSINESS SEGMENT INFORMATION, CONTINUED


FOR THE YEAR ENDED DECEMBER 31, 1998

                                                         Large           Individual &          Corporate &
                                                         Group            Small Group             Other         Consolidated
                                                  ------------------ ------------------- ------------------- -----------------
(IN THOUSANDS)
Premium revenue                                       $ 3,467,742         $ 2,114,094         $   352,976       $ 5,934,812
Management services revenue                               388,301               4,627              41,032           433,960
                                                  ------------------ ------------------- ------------------- -----------------
Total revenue from external customers                   3,856,043           2,118,721             394,008         6,368,772
Intercompany revenues                                      13,922                   -             (13,922)                -
Segment income from continuing operations             $   183,040         $   131,076         $     5,432       $   319,548
                                                  ================== =================== =================== =================

FOR THE YEAR ENDED DECEMBER 31, 1997

                                                         Large         Individual &        Corporate &
                                                         Group          Small Group           Other         Consolidated
                                                  ------------------ ------------------- --------------- -----------------
(IN THOUSANDS)
Premium revenue                                       $ 2,999,422       $ 1,785,096         $ 284,429       $ 5,068,947
Management services revenue                               327,753             3,613            45,772           377,138
                                                  ------------------ ------------------- --------------- -----------------
Total revenue from external customers                   3,327,175         1,788,709           330,201         5,446,085
Intercompany revenues                                      39,510                 -           (39,510)                -
Segment income (loss) from continuing operations      $   144,684       $   105,185         $ (20,432)      $   229,437
                                                  ================= =================== ================ =================

                        WELLPOINT HEALTH NETWORKS INC.
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)


8.   PENDING TRANSACTION

     On July 9, 1998, the Company entered into an Agreement and Plan of Merger (the "Merger Agreement") by and among the Company, Cerulean Companies, Inc. ("Cerulean") and Water Polo Acquisition Corp., a wholly owned subsidiary of the Company (the "Merger Sub"). Pursuant to the Merger Agreement, Cerulean will merge with and into Merger Sub (the "Merger"). Cerulean is the parent company of Blue Cross and Blue Shield of Georgia, Inc., which served approximately 1.6 million persons in the State of Georgia as of December 31, 1998. At the effective time of the Merger, the shareholders of Cerulean will receive WellPoint Common Stock with a market value of $500 million (subject to certain adjustments). Certain shareholders of Cerulean will have the option to receive cash in lieu of WellPoint Common Stock in the Merger, subject to a maximum aggregate limit of $225 million. The transaction is intended to qualify as a tax-free reorganization for Cerulean shareholders that elect to receive WellPoint Common Stock.

                        WELLPOINT HEALTH NETWORKS INC.
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)


9.   ACCOUNTING CHANGE

     Effective January 1, 1999, the Company changed its method of accounting for start-up costs related to the Company's provider and sales network development to comply with AICPA Statement of Position No. 98-5, "Reporting on the Costs of Start-Up Activities." The change involved expensing these costs as incurred, rather than capitalizing and subsequently amortizing such costs.

     The change in accounting principle resulted in the write-off of the costs capitalized as of January 1, 1999. The cumulative effect of the write-off, which totals $20.6 million, net of tax, has been expensed and reflected in the included results of operations.

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

GENERAL

The Company is one of the nation's largest publicly traded managed health care companies. As of March 31, 1999, WellPoint had approximately 6.9 million medical members and approximately 30 million specialty members. The Company offers a broad spectrum of network-based managed care plans. WellPoint provides these plans to the large and small employer, individual and senior markets. The Company's managed care plans include HMOs, PPOs, POS plans, other hybrid plans and traditional indemnity plans. In addition, WellPoint offers managed care services, including underwriting, claims processing, actuarial services, network access, and medical cost management. The Company also provides a broad array of specialty and other products, including pharmacy, dental, utilization management, life insurance, preventive care, disability insurance, behavioral health, COBRA and flexible benefits account administration.

During the quarter ended June 30, 1998, the Company discontinued its workers' compensation segment. All prior period financial information presented herein has been restated to exclude the workers' compensation segment and the discussion and analysis that follows has been modified accordingly.

During the quarters ended March 31, 1999 and 1998, the Company was organized into two primary segments, the California and National business segments. Effective April 1, 1999, the Company modified its internal business operations. The impact of this internal reorganization will change the disclosures of the Company's segments, beginning in the second quarter of 1999. (See Note 7 to the Consolidated Financial Statements)

NATIONAL EXPANSION AND OTHER RECENT DEVELOPMENTS

In an effort to pursue the expansion of the Company's National business segment, the Company previously acquired two businesses outside the state of California, the Life and Health Benefits Management Division ("MMHD") of Massachusetts Mutual Life Insurance Company and the Group Benefits Operations (the "GBO") of John Hancock Mutual Life Insurance Company. The Company's pending transaction with Cerulean is also a component of this expansion.

As a result of the GBO and MMHD acquisitions, the Company has significantly expanded its operations outside of California. In order to integrate its acquired businesses and implement the Company's regional expansion strategy, the Company will need to develop satisfactory provider and sales networks and successfully convert acquired books of business to the Company's existing information systems, which will require additional expenditures by the Company.

PENDING ACQUISITION OF CERULEAN

On July 9, 1998, the Company entered into an Agreement and Plan of Merger with Cerulean (See Note 8 to the Consolidated Financial Statements). Cerulean, principally through its Blue Cross and Blue Shield of Georgia subsidiary, offers insured and administrative services products primarily in the State of Georgia. Cerulean has historically experienced a higher administrative expense ratio than the Company's core businesses due to its higher concentration of administrative services business. Cerulean has also historically experienced a higher loss ratio than the Company's core businesses due to its higher percentage of large group business, which generally reduces the Company's overall risk and also underwriting margins. Accordingly, it is expected that Cerulean's higher loss and administrative expense ratios will ultimately contribute to an increase in those ratios for the Company after the transaction is completed. This transaction is expected to be completed in the second half of 1999.

In September 1998, a class action lawsuit was filed in Richmond County, Georgia on behalf of certain current and former policyholders of Blue Cross Blue Shield of Georgia (the "Conversion Litigation"). The claims brought in the Conversion Litigation relate to the conversion of Blue Cross Blue Shield of Georgia from a non-profit entity to a for-profit entity in October 1996 (the "Conversion"). At the time of the Conversion, each eligible Blue Cross Blue Shield of Georgia subscriber was offered five shares of Cerulean Class A stock. In order to receive such shares, each eligible subscriber had to return certain election forms prepared by Cerulean. At the time of the Conversion, approximately 90,000 of the 160,000 eligible subscribers did not return their election forms. The litigation sought to compel Cerulean to issue five additional shares of its Class A Common Stock to each of the 90,000 subscribers. On December 17, 1998, the Superior Court judge in the Conversion Litigation issued an order in favor of the plaintiffs. Cerulean filed an appeal with the Georgia Supreme Court, which accepted jurisdiction and granted expedited treatment to the appeal. On May 3, 1999, the Georgia Supreme Court reversed the ruling of the Superior Court, holding that the Superior Court erred in considering and ruling upon the plaintiffs' claims. The ruling confirms that only those eligible subscribers who returned the necessary election form in connection with the Conversion are properly holders of Cerulean Class A Stock. The Georgia Supreme Court's ruling does not affect pending derivative and fraud claims brought by the plaintiffs, as to which Cerulean has filed a motion to dismiss.

LEGISLATION

A variety of health care reform measures are currently pending or have been recently enacted at the Federal, state and local levels. Federal legislation enacted during the last two years seeks, among other things, to insure the portability of health coverage and mandates minimum maternity hospital stays. These and other proposed measures may have the effect of dramatically altering the regulation of health care and of increasing the Company's loss ratio or decreasing the affordability of the Company's products. In May 1997, the Texas Legislature adopted Senate Bill No. 386 ("SB 386"). Among other things, this legislation purports to make managed care organizations ("MCOs") such as the Company liable for the failure by the MCO, its employees or agents to exercise ordinary care when making "health care treatment decisions" (as defined in SB 386). The legislation was effective as of September 1, 1997. In September 1998, the United States District Court for the Southern District of Texas ruled, in part, that the MCO liability provisions of SB 386 are not preempted by the Federal Employee Retirement Income Security Act of 1974 ("ERISA"). To date, this legislation has not adversely affected the Company's results of operations. Similar legislation was recently enacted in Georgia and is currently pending in the California legislature. Although the Company maintains insurance covering such liabilities, to the extent that this legislation (or similar legislation that may be subsequently adopted at the Federal or state level) effectively expands the scope of liability of MCOs such as the Company, it may have a material adverse effect on the Company's results of operations, financial condition or cash flows. Even if the Company is not held to be liable under any litigation, the existence of potential MCO liability may cause the Company to incur greater costs in defending such litigation.

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

The Company has developed and is in the midst of executing a comprehensive plan designed to address the "year 2000" issue for its IT and non-IT systems and applications. With respect to IT systems, during 1997 the Company completed a detailed risk assessment of its various computer systems, business applications and other affected systems, formulated a plan for specific remediation efforts and began certain of such remediation efforts. During the quarter ended March 31, 1999, the Company completed its remediation efforts and began internal testing of its systems and applications. During the second quarter of 1999, the Company expects to undergo third-party review of certain of its year 2000 remediation efforts. This third party review will include an assessment of the procedures undertaken by the Company as well as a computer software test of selected portions of the Company's computer code. With respect to non-IT systems, the Company is currently in the process of completing the replacement or renovation of Company-owned systems to address year 2000 issues. The Company is also obtaining certifications from property owners that non-IT systems in leased facilities will be remediated or replaced on a timely basis. The Company currently expects that its year 2000 remediation efforts and third-party review with respect to non-IT systems will be completed by the second quarter of 1999.

The Company currently estimates that its costs related to year 2000 compliance remediation for Company-owned IT systems and applications will be approximately $6 to $7 million in 1999. As of March 31, 1999, the Company had expended approximately $2.9 million for remediation of its IT software systems and applications and approximately $0.4 million for renovation or replacement of its telecommunications equipment. The Company currently estimates that its total costs in 1999 with respect to non-IT systems and applications will be approximately $1 million. The Company's expenditures with respect to non-IT systems will include the acquisition of back-up power supplies for the Company's headquarters and data center facilities. The Company expenses year 2000 remediation costs as incurred and expects to fund these costs through cash flow from operations. While the immediacy of year 2000 compliance measures has caused the Company to defer or cancel certain IT projects, the Company does not expect such actions to have a material effect on the Company's results of operations or financial condition. Assuming the Company's pending acquisition of Cerulean is consummated (See Note 8 to the Consolidated Financial Statements), similar remediation and testing efforts with respect to Cerulean-owned IT and non-IT systems and applications may increase the Company's total expenditures.

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

                                                         Three Months Ended
                                                             March 31,
                                                     --------------------------
                                                        1999           1998
                                                     -----------    -----------
   Operating Revenues:
    Premium revenue                                     93.4%          92.6%
    Management services revenue                          6.6%           7.4%
                                                     ---------      ---------
                                                       100.0%         100.0%
   Operating Expenses:
    Health care services and other
      benefits (loss ratio)                             80.9%          80.2%
    Selling expense                                      4.4%           4.4%
    General and administrative expense                  14.7%          15.8%


MEMBERSHIP

The following table sets forth membership data and the percent change in membership:


MEDICAL MEMBERSHIP(a):                                          As of March 31,
                                                          --------------------------
                                                                                          Percent
                                                             1999           1998           Change
                                                          -----------    -----------     ---------
CALIFORNIA (b)
 Group Services:
  HMO                                                        979,295        894,022         9.5%
  PPO and Other                                            1,783,723      1,530,676        16.5%
                                                          -----------    -----------
   Total                                                   2,763,018      2,424,698        14.0%
                                                          -----------    -----------

 Individual, Small Group and Senior:
  HMO                                                        373,025        324,364        15.0%
  PPO and Other                                            1,349,489      1,289,988         4.6%
                                                          -----------    -----------
   Total                                                   1,722,514      1,614,352         6.7%
                                                          -----------    -----------

 Medi-Cal                                                    510,239        320,573        59.2%
                                                          -----------    -----------

Total California Medical Membership                        4,995,771      4,359,623        14.6%
                                                          -----------    -----------

TEXAS
 Group Services                                              159,787        175,668        -9.0%
 Individual, Small Group and Senior                          131,578         80,441        63.6%
                                                          -----------    -----------
   Total                                                     291,365        256,109        13.8%
                                                          -----------    -----------

GEORGIA
 Group Services                                               56,346         97,189       -42.0%
 Individual, Small Group and Senior                           20,270          9,906       104.6%
                                                          -----------    -----------
   Total                                                      76,616        107,095       -28.5%
                                                          -----------    -----------

OTHER STATES
 Group Services                                            1,519,705      1,992,954       -23.7%
 Individual, Small Group and Senior                           29,650         11,805       151.2%
                                                          -----------    -----------
   Total                                                   1,549,355      2,004,759       -22.7%
                                                          -----------    -----------
Total National Medical Membership (b)                      1,917,336      2,367,963       -19.0%
                                                          -----------    -----------
TOTAL MEDICAL MEMBERSHIP (c)                               6,913,107      6,727,586         2.8%
                                                          ===========    ===========
MEMBERSHIP BY NETWORK (d)
 Proprietary Networks                                      4,835,633      4,172,563        15.9%
 Other Networks                                            1,248,350      1,464,463       -14.8%
 Non-Network                                                 829,124      1,090,560       -24.0%
                                                          -----------    -----------
TOTAL MEDICAL MEMBERSHIP                                   6,913,107      6,727,586         2.8%
                                                          ===========    ===========

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

(c) Medical membership includes 2,498,674 and 2,717,103 management services members as of March 31, 1999 and 1998, respectively, of which those management services members outside of California were 1,335,544 and 1,768,338 as of March 31, 1999 and 1998, respectively.

(d) Proprietary networks consist of California, Texas and other
    WellPoint-developed networks. Other networks consist of third-party networks and networks owned by the Company as a result of acquisitions that incorporate provider discounts and some basic managed care elements. Non-network consists of fee for service and percentage-of-billed charges contracts with providers.

                                                                    As of March 31,
                                                           -----------------------------------          Percent
                                                                1999                1998                Change
                                                           ---------------     ---------------      --------------
SPECIALTY MEMBERSHIP:
   Pharmacy (a)                                               19,838,226          12,912,648             53.6%
   Dental                                                      2,542,917           3,178,866            -20.0%
   Utilization Management                                      2,715,234           2,942,120             -7.7%
   Life                                                        1,937,495           1,720,577             12.6%
   Disability                                                    679,582           1,069,833            -36.5%
   Behavioral Health (b)                                       2,027,698             740,111            174.0%


(a) Effective January 1, 1999, WellPoint revised its methodology of counting pharmacy members. As a result of this revision, pharmacy members for whom WellPoint provides claims processing services are now counted separately from pharmacy members for whom WellPoint provides clinical management services. As of March 31, 1999, WellPoint provided both claims processing services and clinical management services to approximately 4.0 million members.

(b) The increase in behavioral health membership is primarily due to approximately 1.3 million additional California large employer group and certain state-sponsored program medical members whose behavioral health benefits were formerly not counted separately from medical benefits.

COMPARISON OF RESULTS FOR THE FIRST QUARTER 1999, TO THE FIRST QUARTER 1998

Premium revenue increased 13.1%, or $186.8 million, to $1,616.7 million for the quarter ended March 31, 1999 from $1,429.9 million for the quarter ended March 31, 1998. The overall increase was primarily due to the implementation of price increases throughout the California and National markets in addition to an increase in insured member months of 2.6%, primarily in the Company's California business segment. The National business segment experienced a decline in overall insured member months due to attrition on acquired MMHD membership, and to a lesser extent, the GBO membership. A portion of the aforementioned attrition was the result of recently instituted premium increases with respect to certain under-priced accounts. The Company expects that it will experience some level of further membership attrition of its acquired MMHD and GBO members during the remainder of 1999 as it continues to increase prices and pursues its strategy of motivating members to select more managed care products.

Management services revenue decreased approximately $0.4 million to $114.4 million for the quarter ended March 31, 1999 from $114.8 million for the quarter ended March 31, 1998. The decline is primarily due to an 8.4% decrease in management services member months, primarily in the National business segment, offset by rate increases in both the California and National business segments. The decrease in management services member months was primarily related to attrition on acquired MMHD membership and, to a lesser extent, the GBO membership.

Investment income was $40.1 million for the quarter ended March 31, 1999 compared to $39.5 million for the quarter ended March 31, 1998, an increase of $0.6 million. Net realized gains on investment securities decreased $2.9 million totaling $1.1 million for the quarter ended March 31, 1999 in comparison to $4.0 million for the quarter ended March 31, 1998. Net interest and dividend income increased $4.4 million to $40.5 million for the quarter ended March 31, 1999 in comparison to $36.1 million for the quarter ended March 31, 1998. This increase was primarily due to increased average investment balances in 1999 versus 1998, partially offset by lower yields in 1999.

COMPARISON OF RESULTS FOR THE FIRST QUARTER 1999, TO THE FIRST QUARTER 1998, CONTINUED

Health care services and other benefits expense increased 14.1%, or $162.0 million, to $1,308.6 million for the quarter ended March 31, 1999 from $1,146.6 million for the quarter ended March 31, 1998. The increase is due to an increase in insured member months of 2.6% as well as several other factors related to rising medical and pharmacy costs in the Company's individual and small employer group business. Price increases with respect to certain of the Company's products in this business have been implemented subsequent to March 31, 1999. Also contributing to the increase were certain one-time payments made during the quarter ended March 31, 1999 related to the MedPartners Provider Network's bankruptcy filing.

The loss ratio attributable to managed care and related products for the quarter ended March 31, 1999 increased to 80.9% compared to 80.2% for the quarter ended March 31, 1998. The increase is due to: the timing of price increases in the Company's individual and small employer group business for the quarter ended March 31, 1999 versus the same period in 1998 in response to rising medical and pharmacy costs; the one-time payments noted above related to Med Partners; higher proportional growth in small employer group business which has traditionally experienced a higher loss ratio than individual business; and a shift from deductible plans to copayment plans which impacts the seasonality of claim costs.

Selling expense consists of commissions paid to outside brokers and agents representing the Company. Selling expense for the quarter ended March 31, 1999 increased 14.1% to $76.8 million compared to $67.3 million for the quarter ended March 31, 1998, corresponding with continued overall premium revenue growth primarily in the Company's California business segment. The selling expense ratio was 4.4% for each of the quarters ended March 31, 1999 and 1998.

General and administrative expense for the quarter ended March 31, 1999 increased 4.3%, or $10.5 million, to $255.1 million from $244.6 million for the quarter ended March 31, 1998. The increase resulted primarily from increased member months of 2.6%, primarily in the Company's California business and, to a lesser extent, from costs associated with the Company's national expansion, particularly related to the integration of the acquired businesses to the Company's information systems, which have been enhanced to accommodate the more complex products offered by those businesses, and costs associated with Year 2000 compliance efforts.

The administrative expense ratio decreased to 14.7% for the quarter ended March 31, 1999 from 15.8% for the quarter ended March 31, 1998. The overall decline is primarily attributable to savings from the consolidation of various National regional offices and the integration of information systems centers related to acquired businesses on the Company's information system platform, in addition to economies of scale associated with premium revenue growth in relation to fixed corporate administrative expenses.

Interest expense was $6.1 million for the quarter ended March 31, 1999 and $7.3 million for the quarter ended March 31, 1998. The decrease in interest expense is related to the lower average debt balance in 1999 compared to 1998 as the effective interest rate paid by the Company remained relatively
unchanged between periods.   The Company's long-term indebtedness at March
31, 1999 was $300.0 million compared to $313.0 million at March 31,

COMPARISON OF RESULTS FOR THE FIRST QUARTER 1999, TO THE FIRST QUARTER 1998, CONTINUED

1998. The weighted average interest rate for all debt for the quarter ended March 31, 1999, including the fees associated with the borrowings and interest rate swaps, was 7.6%.

Effective January 1, 1999, the Company changed its method of accounting for start-up costs related to the Company's provider network development. The cumulative effect of this change of $20.6 million, after tax, is reflected in the results of operations for the quarter ended March 31, 1999. (See Note 10 to the Consolidated Financial Statements) The Company's income from continuing operations excluding the cumulative effect for the quarter ended March 31, 1999 was $71.1 million, compared to $67.2 million for the quarter ended March 31, 1998. Earnings per share from continuing operations excluding the cumulative effect of accounting change totaled $1.06 and $0.96 for the quarters ended March 31, 1999 and 1998, respectively. Earnings per share from continuing operations assuming full dilution totaled $1.04 and $0.95 for the quarters ended March 31, 1999 and 1998, respectively.

Earnings per share for the quarter ended March 31, 1999 is based upon weighted average shares outstanding of 67.3 million, excluding common stock equivalents, and 68.6 million shares, assuming full dilution. Earnings per share for the quarter ended March 31, 1998 is based on 69.9 million shares excluding common stock equivalents, and 70.9 million shares, assuming full dilution. For the quarter ended March 31, 1999, the decrease in weighted average shares outstanding primarily relates to the effect of the repurchase of 3.5 million treasury shares during the year ended December 31, 1998.

FINANCIAL CONDITION

The Company's consolidated assets increased by $103.2 million, or 2.4%, from $4,225.8 million as of December 31, 1998 to $4,329.0 million as of March 31, 1999. Cash and investments were $2.8 billion as of March 31, 1999, or 65.0% of total assets. Receivables net increased $91.2 million, from $485.3 million at December 31, 1998 to $576 million at March 31, 1999. This seasonal increase is due to certain large employer groups that accelerate the timing of first quarter payments for tax purposes.

Overall claims liabilities increased $45.3 million, or 3.4%, from $1,320.6 million as December 31, 1998 to $1,365.9 million as of March 31, 1999. This increase is due to the increase in insured membership from December 31, 1998 to March 31, 1999 of approximately 3% primarily in the Company's California business segment in addition to the timing of pharmacy and capitation payments.

Stockholders' equity totaled $1,356.6 million as of March 31, 1999, an increase of $41.4 million from $1,315.2 million as of December 31, 1998. The increase resulted primarily from net income of $50.5 million for the quarter ended March 31, 1999 and $16.3 million of stock issuances under the Company's stock option plans, offset by a $25.5 million decrease in net unrealized valuation adjustment on investment securities, net of tax.

LIQUIDITY AND CAPITAL RESOURCES

The Company's primary sources of cash are premium and management services revenues received and investment income. The primary uses of cash include health care claims and other benefits, capitation payments, income taxes, repayments of long-term debt, interest expense, broker and agent commissions, administrative expenses and capital expenditures. In addition to the foregoing, other uses of cash include costs of provider networks and systems development, and costs associated with acquisitions and the integration of acquired businesses.

The Company receives premium revenue in advance of anticipated claims for related health care services and other benefits. The Company's investment policies are designed to provide the Company are sufficient to meet applicable regulatory financial stability and net worth requirements. As of March 31, 1999, the Company's investment portfolio consisted primarily of investment grade fixed maturity securities and equity securities.

Net cash flow provided by continuing operating activities was $103.3 million for the quarter ended March 31, 1999, compared with $44.9 million for the quarter ended March 31, 1998. Cash flow from continuing operations for the quarter ended March 31, 1999 is due primarily to net income of $50.5 million, adjusted for an increase in receivables of $91.2 million, which is primarily related to the timing of the collection of large customer receivables in the normal course of business, increases in medical claims payable of $52.8 million, and increases in other current liabilities of $34.7 million related to the growth of insured members and the timing of other operating liability payments.

Net cash used in continuing investing activities for the quarter ended March 31, 1999 totaled $165.3 million, compared with net cash used in continuing investing activities of $28.7 million for the quarter ended March 31, 1998. The cash used in 1999 was attributable primarily to the purchase of investments and property, plant and equipment, net for $762.3 million and $10.8 million, respectively, in addition to the settlement of the sales price of $8.5 million for the sale of the Company's workers' compensation business in 1998, offset by the proceeds from investments sold and matured of $616.3 million.

Net cash provided by financing activities totaled $16.3 million for the quarter ended March 31, 1999, compared to net cash used in financing activities of $62.6 million for the quarter ended March 31, 1998. The Company received proceeds of $16.3 million from the issuance of common stock related to its stock option plans.

The Company has a $1.0 billion unsecured revolving credit facility. Borrowings under the credit facility bear interest at rates determined by reference to the bank's base rate or to the London Interbank Offered Rate ("LIBOR") plus a margin determined by reference to the Company's leverage ratio (as defined in the credit agreement) or the then-current rating of the Company's unsecured long-term debt by specified rating agencies. Borrowings under the credit facility are made on a committed basis or pursuant to an auction-bid process. The credit facility expires as of May 15, 2002, although it may be extended for an additional one-year period under certain circumstances. The credit agreement requires the Company to maintain certain financial ratios and contains restrictive covenants, including restrictions on the occurrence of additional indebtedness and the granting of certain liens, limitations on acquisitions and investments and limitations on changes in control. The total amount outstanding under the credit facility was $300 million as of March 31, 1999 and $280 million as of December 31, 1998, respectively. The weighted average interest rate, including associated fees and the Company's interest rate swap agreements, for the quarter ended March 31, 1999 was 7.6%.

As part of a hedging strategy to limit its exposure to interest rate increases, in August 1996 the Company entered into a swap agreement for a notional amount of $100.0 million bearing a fixed interest rate of 6.45% and having a maturity date of August 17, 1999. In September 1996, the Company entered into two additional swap agreements for notional amounts of $150.0 million each, bearing fixed interest rates of 6.99% and 7.05%, respectively, and having maturity dates of October 17, 2003 and October 17, 2006, respectively. The total notional amount of the outstanding swaps exceeded the Company's long-term debt balance at March 31, 1999. The swaps that are considered hedges for currently outstanding debt are the $150 million swap at 7.05% maturing October 17, 2006, the $150 million swap bearing a fixed interest rate of 6.99% which matures October 17, 2003.

The Company has entered into foreign currency forward exchange contracts for each of the fixed maturity securities on hand as of March 31, 1999 denominated in foreign currencies in order to hedge asset positions with respect to these securities. The unrealized gains and losses from such forward exchange contracts are reflected in other comprehensive income. In addition, the Company has entered into forward exchange contracts to hedge the foreign currency risk between the trade date and the settlement date. Gains and losses from these contracts are recognized in income.

During the quarter ended September 30, 1998, the Company received a private letter ruling from the Internal Revenue Service with respect to the treatment of certain payments made at the time of WellPoint's 1996 Recapitalization and the acquisition of the commercial operations of its former majority stockholder. The ruling allows the Company to deduct as an ordinary and necessary business expense the $800 million cash payment made by such stockholder in May 1996 to one of two newly formed charitable foundations. The Company expects its future liquidity to be positively impacted by the anticipated receipt of a $200 million tax refund and a decrease in future income tax payments of approximately $80 million.

Certain of the Company's subsidiaries are required to maintain minimum capital requirements prescribed by various regulatory agencies, including the California Department of Corporations, and the Departments of Insurance in various states. As of March 31, 1999, those subsidiaries of the Company were in compliance with all minimum capital requirements.

In July 1996, the Company filed a registration statement relating to the issuance of $1.0 billion of senior or subordinated unsecured indebtedness. As of March 31, 1999, no indebtedness had been issued pursuant to this registration statement.

LIQUIDITY AND CAPITAL RESOURCES CONTINUED

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

FACTORS THAT MAY AFFECT FUTURE RESULTS OF OPERATIONS

Certain statements contained herein, such as statements concerning potential or future loss ratios, expected membership attrition as the Company continues to integrate its recently acquired operations, pending acquisitions and other statements regarding matters that are not historical facts, are forward-looking statements (as such term is defined in the Securities Exchange Act of 1934). Such statements involve a number of risks and uncertainties that may cause actual results to differ from those projected. Factors that can cause actual results to differ materially include, but are not limited to, those discussed below and those discussed from time to time in the Company's various filings with the Securities and Exchange Commission, including the Company's Annual Report on Form 10-K.

Completion of the Company's pending transaction with Cerulean is contingent upon, among other things, receipt of necessary approvals from certain federal and state agencies on or before July 9, 1999. Broad latitude in administering the applicable regulations is given to the agencies from which WellPoint and Cerulean must seek these approvals. There can be no assurance that these approvals will be obtained. As a condition to approval of the transaction, regulatory agencies may impose requirements or limitations or costs on the way that the combined company conducts business after consummation of the transaction. If the Company or Cerulean were to agree to any material requirements or limitations in order to obtain any approvals required to consummate the transaction, such requirements or limitations or additional costs associated therewith could adversely affect WellPoint's ability to integrate the operations of Cerulean with those of WellPoint, and a material adverse effect on WellPoint's revenues and results of operations following completion of the transaction could result.

The Company intends to incur debt to finance some or all of the cash payments to be made to Cerulean shareholders in connection with the pending acquisition. In addition, WellPoint has received authorization to, and is currently in the process of, repurchasing shares of WellPoint stock to offset shares that are expected to be issued in connection with the transaction. WellPoint has made significant purchases of treasury stock for this purpose, using excess cash as well as the issuance of additional indebtedness. WellPoint has also entered into an agreement with its largest stockholder, the California HealthCare Foundation (the ""Foundation''), which holds approximately 25% of the outstanding WellPoint stock, to repurchase 1,000,000 shares of WellPoint stock held by the Foundation. These shares will be repurchased at a price per share equal to the price at which shares are issued in the merger as soon as practicable after the closing date of the merger. This agreement may be terminated at any time by either party. Upon completion of the Cerulean transaction, WellPoint could incur significant additional indebtedness to fund not only the cash portion of the transaction but also any further repurchases of shares of WellPoint stock. Such additional indebtedness may require that a significant amount of the Company's cash flow be applied to the payment of interest, and there can be no assurance that the Company's operations will generate sufficient cash flow to service the indebtedness. Any additional indebtedness may adversely affect the Company's ability to finance its operations and could limit its ability to pursue business opportunities that may be in the best interests of the Company and its stockholders.

As part of the Company's business strategy, the Company has acquired substantial operations in new geographic markets during the last three years.
 The Company has also recently entered into a merger agreement with Cerulean, pursuant to which Cerulean will become a wholly owned subsidiary of the Company. These businesses, which include substantial indemnity-based insurance operations, have experienced varying profitability or losses in recent periods. Since the relevant dates of acquisition, the Company has continued to work extensively on the integration of these businesses; however, there can be no assurances regarding the ultimate success of the Company's integration efforts or regarding the ability of the Company to maintain or improve the results of operations of the businesses of completed or pending transactions as the Company pursues its strategy of motivating the acquired members to select managed care products. In order to implement this business strategy, the Company has incurred and will, among other things, need to continue to incur considerable expenditures for provider networks, distribution channels and information systems in addition to the costs associated with the integration of these acquisitions. The integration of these complex businesses may result in, among other things, temporary increases in claims inventory or other service-related issues that may negatively affect the Company's relationship with its customers and contribute to increased attrition of such customers. The Company's results of operations could be adversely affected in the event that the Company experiences such problems or is otherwise unable to implement fully its expansion strategy.

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

The Company's future results will depend in large part on accurately predicting health care costs incurred on existing business and upon the Company's ability to control future health care costs through product and benefit design, underwriting criteria, utilization management and negotiation of favorable provider contracts. Changes in mandated benefits, utilization rates, demographic characteristics, health care practices, provider consolidation, inflation, new pharmaceuticals/technologies, clusters of high-cost cases, the regulatory environment and numerous other factors are beyond the control of any health plan provider and may adversely affect the Company's ability to predict and control health care costs and claims, as well as the Company's financial condition or results of operations. Periodic renegotiation of hospital and other provider contracts coupled with continued consolidation of physician, hospital and other provider groups may result in increased health care costs and limit the Company's ability to negotiate favorable rates. Recently, large physician practice management companies have experienced extreme financial difficulties, including bankruptcy, which may subject the Company to increased credit risk related to provider groups and cause the Company to incur duplicative claims expense. Additionally, the Company faces competitive pressure to contain premium prices. Fiscal concerns regarding the continued viability of government-sponsored programs such as Medicare and Medicaid may cause decreasing reimbursement rates for these programs. Any limitation on the Company's ability to increase or maintain its premium levels, design products, select underwriting criteria or negotiate competitive provider contracts may adversely affect the Company's financial condition or results of operations.

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

With respect to the risk-sharing nature of products, managed care products that involve greater potential risk to the Company generally tend to be more profitable than management services products and those managed care products where the Company is able to shift risks to employer groups. Individuals and small employer groups are more likely to purchase the Company's higher-risk managed care products because such purchasers are generally unable or unwilling to bear greater liability for health care expenditures. Typically, government-sponsored programs involve the Company's higher-risk managed care products. Over the past few years, the Company has experienced greater margin erosion in its higher risk managed care products than in its lower-risk managed care and management services products. This margin erosion is primarily attributable to product mix change, product design, competitive pressure and greater regulatory restrictions applicable to the small employer group market. In 1998 and again in early 1999, the Company implemented price increases in certain of its managed care businesses. While these price increases are intended to improve profitability, there can be no assurance that this will occur. Subsequent unfavorable changes in the relative profitability between the Company's various products could have a material adverse effect on the Company's results of operations and on the continued merits of the Company's geographic expansion strategy.

Substantially all of the Company's investment assets are in interest-yielding debt securities of varying maturities or equity securities. The value of fixed income securities is highly sensitive to fluctuations in short and long-term interest rates, with the value decreasing as such rates increase and increasing as such rates decrease. In addition, the value of equity securities can fluctuate significantly with changes in market conditions. Changes in the value of the Company's investment assets, as a result of interest rate fluctuations, can affect the Company's results of operations and stockholders' equity. There can be no assurances that interest rate fluctuations will not have a material adverse effect on the results of operations or financial condition of the Company.

The Company is dependent on retaining existing employees, attracting additional qualified employees and achieving productivity gains from the Company's investment in technology to meet its future profit objectives. The Company faces intense competition for qualified personnel, especially qualified computer programmers, actuaries and other professional and technical employees. There can be no assurances that an inability to retain existing employees or attract additional employees will not have a material adverse effect on the Company's results of operations.

                          PART II  OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
     (a) Exhibits

         2.01 Amended and Restated Recapitalization Agreement dated as of March 31, 1995 by and among the Registrant, Blue Cross of California, Western Health Partnership and Western Foundation for Health Improvement, incorporated by reference to Exhibit 2.1 of Registrant's Registration Statement on Form S-4 dated April 8, 1996

         2.02 Agreement and Plan of Reorganization dated as of July 22, 1997 by and among the Registrant, WellPoint Health Networks Inc., a California corporation ("WellPoint California"), and WLP Acquisition Corp., incorporated by reference to Exhibit 99.1 of Registrant's Current Report on Form 8-K filed on August 5, 1997

         2.03 Agreement and Plan of Merger dated as of July 9, 1998, by and among Cerulean Companies, Inc., WellPoint and Water Polo Acquisition Corp., incorporated by reference to
                      Exhibit 2.4 of Registrant's Registration Statement on Form S-4 (Registration No. 333-64955).

         2.04 Stock Purchase Agreement dated as of July 29, 1998, by and between the Registrant and Fremont Indemnity Company, incorporated by reference to Exhibit 2.1 to Registrant's Current Report on Form 8-K dated September 1, 1998.

         2.05 First Amendment to the Stock Purchase Agreement dated as of November 5, 1998, by and between the registrant and Fremont Indemnity Company, incorporated by reference to
                      Exhibit 2.05 to the Registrant's Annual Report on
                      Form 10-K for the year ended December 31, 1998.

         2.06 Second Amendment to the Stock Purchase Agreement dated as of February 1, 1999, by and between the registrant and Fremont Indemnity Company, incorporated by reference to
                      Exhibit 2.06 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1998.

         3.01 Restated Certificate of Incorporation of the Registrant, incorporated by reference to Exhibit 3.1 of Registrant's Current Report on Form 8-K filed on August 5, 1997.

         3.02         Bylaws of the Registrant,  incorporated  by reference to
                      Exhibit 3.02 of Registrant's Annual Report on Form 10-K for the year ended December 31, 1998.

         4.01 Specimen of common stock certificate of WellPoint Health Networks Inc., incorporated by reference to Exhibit 4.4 of Registrant's Registration Statement on Form 8-B, Registration No. 001-13083

         4.02 Restated Certificate of Incorporation of the Registrant (included in Exhibit 3.01)

         4.03         Bylaws of the Registrant (included in Exhibit 3.02)

         10.01 Employment Agreement dated as of February 10, 1999 by and between the Registrant and Leonard D. Schaeffer.

         10.02 Promissory Note dated as of February 10, 1999 made by Leonard D. Schaeffer in favor of the Registrant.

         10.03 Special Executive Retirement Plan dated as of February 10, 1999 by and between the Registrant and Leonard D. Schaeffer.

         10.04        Officer Severance Plan.

         27.1         Financial Data Schedule

     (b) Reports on Form 8-K

     No Current Reports on Form 8-K were filed by the Company during the period covered by this Quarterly Report on Form 10-Q.

                                    SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       WELLPOINT HEALTH NETWORKS INC.
                                       Registrant


Date: May 14, 1999                     By: \s\ LEONARD D. SCHAEFFER
                                           ----------------------------------
                                           Leonard D. Schaeffer
                                           Chairman of the Board of Directors
                                           and Chief Executive Officer



Date:  May 14, 1999                    By: \s\ DAVID C. COLBY
                                           ----------------------------------
                                           David C. Colby
                                           Executive Vice President
                                           and Chief Financial Officer



Date: May 14, 1999                     By: \s\ S. LOUISE MCCRARY
                                           ----------------------------------
                                           S. Louise McCrary
                                           Senior Vice President and
                                           Chief Accounting Officer