Form 10-Q
period 1999-06-30
WELLPOINT HEALTH NETWORKS INC /DE/
filed 1999-08-16
CIK 1013220

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q
          (Mark One)

          [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1999

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

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes  X    No
                                              ---      ---

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

              TITLE OF EACH CLASS              OUTSTANDING AT AUGUST 12, 1999
              -------------------              ------------------------------
         Common Stock, $0.01 par value                65,781,358 shares

                       WELLPOINT HEALTH NETWORKS INC.
                       SECOND QUARTER 1999 FORM 10-Q
                             TABLE OF CONTENTS

PART I.  FINANCIAL INFORMATION                                                       PAGE
                                                                                     ----
   ITEM 1.   Financial Statements

             Consolidated Balance Sheets as of June 30, 1999 and
                December 31, 1998...................................................  1

             Consolidated Income Statements for the Three and Six Months
                Ended June 30, 1999 and 1998........................................  2

             Consolidated Statement of Changes in Stockholders' Equity
                for the Six Months Ended June 30, 1999..............................  3

             Consolidated Statements of Cash Flows for the
                Six Months Ended June 30, 1999 and 1998.............................  4

             Notes to Consolidated Financial Statements.............................  5

    ITEM 2.  Management's Discussion and Analysis of
                Financial Condition and Results of Operations....................... 12

PART II.  OTHER INFORMATION

    ITEM 4.  Submission of Matters to a Vote of Securityholders..................... 32

    ITEM 5.  Other Information...................................................... 33

    ITEM 6.  Exhibits and Reports on Form 8-K....................................... 34

SIGNATURES ......................................................................... 36


ITEM 1.   FINANCIAL STATEMENTS

                         WELLPOINT HEALTH NETWORKS INC.
                           Consolidated Balance Sheets


(IN THOUSANDS, EXCEPT SHARE DATA)                                           June 30,            December 31,
                                                                              1999                  1998
                                                                          -----------           -----------
ASSETS                                                                    (Unaudited)
Current Assets:
      Cash and cash equivalents                                           $   345,846           $   410,875
      Investment securities, at market value                                2,480,631             2,250,174
      Receivables, net                                                        530,628               485,259
      Deferred tax assets                                                     127,932               121,881
      Income taxes recoverable                                                 95,367                95,902
      Other current assets                                                     41,395                70,349
                                                                          -----------           -----------
          Total Current Assets                                              3,621,799             3,434,440
Property and equipment, net                                                   130,496               131,459
Intangible assets, net                                                         91,467                93,937
Goodwill, net                                                                 331,304               336,155
Long-term investments, at market value                                        104,498               103,253
Deferred tax assets                                                            91,692                79,976
Other non-current assets                                                       45,996                46,614
                                                                          -----------           -----------
                  Total Assets                                            $ 4,417,252           $ 4,225,834
                                                                          -----------           -----------
                                                                          -----------           -----------

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
      Medical claims payable                                              $ 1,029,286           $   946,502
      Reserves for future policy benefits                                      58,107                55,024
      Unearned premiums                                                       218,282               215,058
      Accounts payable and accrued expenses                                   375,852               342,713
      Experience rated and other refunds                                      227,077               249,685
      Other current liabilities                                               365,084               373,882
                                                                          -----------           -----------
          Total Current Liabilities                                         2,273,688             2,182,864
Accrued postretirement benefits                                                69,708                67,058
Reserves for future policy benefits, non-current                              301,641               319,056
Long-term debt                                                                300,000               300,000
Other non-current liabilities                                                  39,112                41,633
                                                                          -----------           -----------
          Total Liabilities                                                 2,984,149             2,910,611
Stockholders' Equity:
      Preferred Stock - $0.01 par value, 50,000,000 shares
          authorized, none issued and outstanding                                   -                     -
      Common Stock - $0.01 par value, 300,000,000 shares
          authorized, 71,268,324 and 70,620,657 issued
          at June 30, 1999 and December 31, 1998, respectively                    713                   706
      Treasury stock, at cost, 3,501,556 shares at June 30, 1999
          and December 31, 1998                                              (193,435)             (193,435)
      Additional paid-in capital                                              951,346               921,747
      Retained earnings                                                       698,229               576,598
      Accumulated other comprehensive income                                  (23,750)                9,607
                                                                          -----------           -----------
          Total Stockholders' Equity                                        1,433,103             1,315,223
                                                                          -----------           -----------
                  Total Liabilities and Stockholders' Equity              $ 4,417,252           $ 4,225,834
                                                                          -----------           -----------
                                                                          -----------           -----------

     See the accompanying notes to the consolidated financial statements.

                         WELLPOINT HEALTH NETWORKS INC.
                         Consolidated Income Statements
                                   (Unaudited)


(IN THOUSANDS, EXCEPT EARNINGS PER SHARE)                        Three Months Ended June 30,           Six Months Ended June 30,
                                                               -----------------------------        ------------------------------
                                                                   1999              1998               1999               1998
                                                               -----------       -----------        -----------        -----------
Revenues:
    Premium revenue                                            $ 1,708,755       $ 1,465,289        $ 3,325,484        $ 2,895,203
    Management services revenue                                    104,761           104,571            219,199            219,415
    Investment income                                               43,257            (8,041)            83,335             31,417
                                                               -----------       -----------        -----------        -----------
                                                                 1,856,773         1,561,819          3,628,018          3,146,035
Operating Expenses:
    Health care services and other benefits                      1,383,068         1,180,389          2,691,648          2,326,945
    Selling expense                                                 78,852            68,442            155,619            135,784
    General and administrative expense                             262,133           244,271            517,275            488,846
                                                               -----------       -----------        -----------        -----------
                                                                 1,724,053         1,493,102          3,364,542          2,951,575
                                                               -----------       -----------        -----------        -----------
Operating Income                                                   132,720            68,717            263,476            194,460
    Interest expense                                                 5,907             7,284             12,007             14,608
    Other expense, net                                              10,250             7,080             18,335             13,441
                                                               -----------       -----------        -----------        -----------

Income from Continuing Operations before Provision for
    Income Taxes and Cumulative Effect of Accounting Change        116,563            54,353            233,134            166,411
    Provision for income taxes                                      45,484            21,601             90,945             66,467
                                                               -----------       -----------        -----------        -----------
Income from Continuing Operations before Cumulative
    Effect of Accounting Change                                     71,079            32,752            142,189             99,944
Loss from Workers' Compensation Segment, net of tax                      -            (3,914)                 -            (12,592)
Loss on disposal of Workers' Compensation Segment                        -           (75,676)                 -            (75,676)
                                                               -----------       -----------        -----------        -----------
Loss from Discontinued Operations                                        -           (79,590)                 -            (88,268)
Cumulative Effect of Accounting Change, net of tax                       -                 -            (20,558)                 -
                                                               -----------       -----------        -----------        -----------
Net Income (Loss)                                              $    71,079       $   (46,838)       $   121,631        $    11,676
                                                               -----------       -----------        -----------        -----------
                                                               -----------       -----------        -----------        -----------

Earnings Per Share
    Income from continuing operations before cumulative
      effect of accounting change                              $      1.05       $      0.47        $      2.11        $      1.43
    Loss from discontinued operations                                    -             (1.14)                 -              (1.26)
    Cumulative effect of accounting change                               -                 -              (0.31)                 -
                                                               -----------       -----------        -----------        -----------
    Net Income (Loss)                                          $      1.05       $     (0.67)       $      1.80        $      0.17
                                                               -----------       -----------        -----------        -----------
                                                               -----------       -----------        -----------        -----------
Earnings Per Share Assuming Full Dilution
    Income from continuing operations before cumulative
      effect of accounting change                              $      1.03       $      0.45        $      2.07        $      1.40
    Loss from discontinued operations                                    -             (1.11)                 -              (1.24)
    Cumulative effect of accounting change                               -                 -              (0.30)                 -
                                                               -----------       -----------        -----------        -----------
    Net Income (Loss)                                          $      1.03       $     (0.66)       $      1.77        $      0.16
                                                               -----------       -----------        -----------        -----------
                                                               -----------       -----------        -----------        -----------




      See the accompanying notes to the consolidated financial statements.

                         WELLPOINT HEALTH NETWORKS INC.
            Consolidated Statement of Changes in Stockholders' Equity
                                   (Unaudited)


                                                                                               Common Stock
(IN THOUSANDS)                                                                      ------------------------------------
                                                                                          Issued             In Treasury
                                                                     Preferred      -------------------     ------------
                                                                       Stock        Shares       Amount        Amount
                                                                     ----------     ------       ------     ------------
Balance as of December 31, 1998                                       $     -       70,621       $ 706      $ (193,435)

Comprehensive income
    Net income
    Other comprehensive income, net of tax (see Note 4)
        Change in unrealized valuation
          adjustment on investment securities,
          net of reclassification adjustment
        Foreign currency adjustments, net of
           deferred tax of $2,092
Total comprehensive income

Stock issued under Company's stock option / award plan                                 647           7
                                                                     ----------     ------       ------     ------------
Balance as of June 30, 1999                                           $     -       71,268       $ 713      $ (193,435)
                                                                     ----------     ------       ------     ------------
                                                                     ----------     ------       ------     ------------

                                                                                                      Accumulated
                                                                     Additional                         Other
                                                                     Paid - in       Retained        Comprehensive
                                                                      Capital        Earnings           Income          Total
                                                                     ----------     ----------       -------------  ------------
Balance as of December 31, 1998                                       $ 921,747      $ 576,598          $ 9,607      $ 1,315,223

Comprehensive income
    Net income                                                                         121,631                           121,631
    Other comprehensive income, net of tax (see Note 4)
        Change in unrealized valuation
          adjustment on investment securities,
          net of reclassification adjustment                                                            (36,827)         (36,827)
        Foreign currency adjustments, net of
           deferred tax of $2,092                                                                         3,470            3,470
                                                                                     ---------        ---------      -----------
Total comprehensive income                                                             121,631          (33,357)          88,274
                                                                                     ---------        ---------      -----------
Stock issued under Company's stock option / award plan                   29,599                                           29,606
                                                                      ---------      ---------        ---------      -----------
Balance as of June 30, 1999                                           $ 951,346      $ 698,229        $ (23,750)     $ 1,433,103
                                                                      ---------      ---------        ---------      -----------
                                                                      ---------      ---------        ---------      -----------


     See the accompanying notes to the consolidated financial statements.

                                 WELLPOINT HEALTH NETWORKS INC.
                             Consolidated Statements of Cash Flows
                                          (Unaudited)

(IN THOUSANDS)                                                              Six Months Ended June 30,
                                                                           ----------------------------
                                                                               1999            1998
                                                                           ------------    ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Income from continuing operations before cumulative effect of
    accounting change                                                      $   142,189     $   99,944
  Adjustments to reconcile income from continuing operations to net cash provided by continuing operating activities:
     Depreciation and amortization, net of accretion                            42,493         30,081
     Losses on sales of assets, net                                              3,341         42,445
     Provision (Benefit) for deferred income taxes                               1,988         (5,188)
     Amortization of deferred gain on sale of building                          (2,213)        (2,212)
     (Increase) decrease in certain assets:
        Receivables, net                                                       (46,815)       (79,728)
        Income taxes recoverable                                                15,192              -
        Other current assets                                                    (6,261)        (9,883)
        Other non-current assets                                                   618          1,174
     Increase (decrease) in certain liabilities:
        Medical claims payable                                                  82,784         49,490
        Reserves for future policy benefits                                    (14,332)         4,540
        Unearned premiums                                                        3,224         (4,923)
        Accounts payable and accrued expenses                                   30,124        (30,235)
        Experience rated and other refunds                                     (22,608)       (23,753)
        Income taxes payable                                                         -        (25,475)
        Other current liabilities                                               (7,998)        29,881
        Accrued postretirement benefits                                          2,650          2,571
        Other non-current liabilities                                             (308)        (1,277)
                                                                            -----------    -----------
            Net cash provided by continuing operating activities               224,068         77,452
                                                                            -----------    -----------
Loss from discontinued operations                                                    -        (12,592)
Adjustment to derive cash flows from discontinued operating activities:
        Change in net operating assets                                               -         13,527
                                                                            -----------    -----------
Net cash provided by discontinued operating activities                               -            935
                                                                            -----------    -----------
            Net cash provided by operating activities                          224,068         78,387
                                                                            -----------    -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Investments purchased                                                     (1,706,000)    (1,474,861)
  Proceeds from investments sold and matured                                 1,410,735      1,422,209
  Property and equipment purchased                                             (16,961)       (35,494)
  Proceeds from property and equipment sold                                        256         19,563
  Settlement of sales price for sale of Workers' Compensation business          (6,733)             -
                                                                            -----------    -----------
            Net cash used in continuing investing activities                  (318,703)       (68,583)
                                                                            -----------    -----------
  Net cash used in discontinued investing activities                                 -           (964)
                                                                            -----------    -----------
            Net cash used in investing activities                             (318,703)       (69,547)
                                                                            -----------    -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Repayment of long-term debt from Mass Mutual note                           (20,000)             -
   Net borrowing (repayment) of long-term debt
     under the revolving credit facility                                        20,000        (90,000)
   Proceeds from issuance of common stock                                       29,606         20,874
   Common stock repurchased                                                          -           (137)
                                                                            -----------    -----------
            Net cash provided by (used in) financing activities                 29,606        (69,263)
                                                                            -----------    -----------
Net decrease in cash and cash equivalents                                      (65,029)       (60,423)
Cash and cash equivalents at beginning of period                               410,875        269,067
                                                                            -----------    -----------
Cash and cash equivalents at end of period                                   $ 345,846      $ 208,644
                                                                            ===========    ===========

            See the accompanying notes to the consolidated financial statements.

                         WELLPOINT HEALTH NETWORKS INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

1.   ORGANIZATION

     WellPoint Health Networks Inc. (the "Company" or "WellPoint") is one of the nation's largest publicly traded managed health care companies. As of June 30, 1999, WellPoint had approximately 7.0 million medical members and over 30 million specialty members. The Company offers a broad spectrum of network-based managed care plans. WellPoint provides these plans to the large and small employer, individual and senior markets. The Company's managed care plans include preferred provider organizations ("PPOs"), health maintenance organizations ("HMOs"), point-of-service ("POS") plans, other hybrid medical plans and traditional indemnity plans. In addition, the Company offers managed care services, including underwriting, actuarial services, network access, medical cost management and claims processing. The Company offers a continuum of managed health care plans while providing incentives to members and employers to select more intensively managed plans. The Company typically offers such plans at a lower cost in exchange for additional cost-control measures, such as limited flexibility in choosing physicians and hospitals that are not included in the Company's provider networks. The Company believes that it is better able to predict and control its health care costs as its members select more intensively managed health care plans. The Company also provides a broad array of specialty and other products and services, including pharmacy, dental, utilization management, life insurance, preventive care, disability, behavioral health, COBRA and flexible benefits account administration.

2.   BASIS OF PRESENTATION

     The accompanying unaudited consolidated financial statements of WellPoint, in the opinion of management, reflect all material adjustments (which are of a normal recurring nature) necessary for the fair presentation of its financial position as of June 30, 1999, the results of its operations for the quarter and six months ended June 30, 1999 and 1998, cash flows for the six months ended June 30, 1999 and 1998 and its changes in stockholders' equity for the six months ended June 30, 1999. The results of operations for the interim periods presented are not necessarily indicative of the operating results for the full year.

     RECLASSIFICATIONS

     Certain amounts in the prior year consolidated financial statements have been reclassified to conform to the 1999 presentation.

3.   EARNINGS PER SHARE

     The following summarizes the dilutive effect of the Company's common stock equivalents on earnings per share. There were no antidilutive securities in any of the periods presented.

                                                       Three Months Ended      Six Months Ended
                                                            June 30,                June 30,
                                                      --------------------    --------------------
                                                        1999        1998        1999        1998
                                                      --------    --------    ---------   --------
Income from continuing operations before
  cumulative effect of accounting change              $ 71,079    $ 32,752    $ 142,189   $ 99,944
Loss from discontinued operations                            -     (79,590)           -    (88,268)
Cumulative effect of accounting change                       -          -       (20,558)         -
                                                      --------    --------    ---------   --------
Net Income (Loss)                                     $ 71,079     (46,838)   $ 121,631   $ 11,676
                                                      ========    ========    =========   ========

Weighted average shares outstanding                     67,606      70,129       67,433     70,003
Net effect of dilutive stock options                     1,248       1,309        1,274      1,171
                                                      --------    --------    ---------   --------
Fully diluted weighted average shares outstanding       68,854      71,438       68,707     71,174
                                                      ========    ========    =========   ========
EARNINGS PER SHARE:
Income from continuing operations before cumulative
  effect of accounting change                         $   1.05    $   0.47    $    2.11   $   1.43
Loss from discontinued operations                            -       (1.14)           -      (1.26)
Cumulative effect of accounting change                       -           -        (0.31)         -
                                                      --------    --------    ---------   --------
Net Income (Loss)                                     $   1.05    $  (0.67)   $    1.80   $   0.17
                                                      ========    ========    =========   ========
EARNINGS PER SHARE ASSUMING FULL DILUTION:
Income from continuing operations before cumulative
  effect of accounting change                         $   1.03    $   0.45    $    2.07   $   1.40
Loss from discontinued operations                            -       (1.11)           -      (1.24)
Cumulative effect of accounting change                       -           -        (0.30)         -
                                                      --------    --------    ---------   --------
Net Income (Loss)                                     $   1.03    $  (0.66)   $    1.77   $   0.16
                                                      ========    ========    =========   ========

4.   COMPREHENSIVE INCOME

     The following summarizes comprehensive income reclassification adjustments required under SFAS No. 130.

         (In thousands)                                                                Six Months Ended
                                                                                        June 30, 1999
                                                                                       ----------------
         Holding losses arising during the period (net of tax benefit of $20,185)      $       (31,571)
         Add:
           Reclassification adjustment related to foreign exchange gains
             (net of tax expense of $211)                                                          330
           Reclassification adjustment for realized losses on investment
             securities (net of tax benefit of $1,353)                                          (2,116)
                                                                                       ----------------
         Net loss recognized in other comprehensive income (net of tax benefit of
             $21,327)                                                                  $       (33,357)
                                                                                       ================

5.   NEW PRONOUNCEMENTS

     In June 1998, the Financial Accounting Standards Board (the "FASB") issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS No. 133"). SFAS No. 133 establishes the accounting and reporting standards for derivative instruments and for hedging activities. Upon adoption of SFAS No. 133, all derivatives must be recognized on the balance sheet at their then fair value. Any deferred gains and losses remaining on the balance sheet under previous hedge-accounting rules must be removed from the balance sheet and all hedging relationships must be designated anew and documented pursuant to the rules set forth in SFAS No. 133. The new standard will be effective in the first quarter of the year 2001. The Company is presently assessing the presentation and effect of SFAS No. 133 on the financial statements of the Company.

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

7.   BUSINESS SEGMENT INFORMATION

     Effective April 1, 1999, the Company effected a modification of its internal business operations. As a result of this modification, the Company has two reportable segments: the Large Employer Group business segment and the Individual and Small Employer Group business segment. The Large Employer Group and Individual and Small Employer Group segments both provide a broad spectrum of network-based health plans, including HMOs, PPOs, POS plans, other hybrid plans and traditional indemnity products to large and small employers, individuals and seniors.

     The following tables present segment information for the Large Employer Group and Individual and Small Employer Group business units for the quarters and six months ended June 30, 1999 and 1998, respectively.


QUARTER ENDED JUNE 30, 1999
                                            Large      Individual &  Corporate &
                                            Group      Small Group      Other      Consolidated
                                         ------------  ------------  ------------  ------------
(IN THOUSANDS)
Premium revenue                          $   969,036   $   623,960   $   115,759   $ 1,708,755
Management services revenue                   88,205         1,115        15,441       104,761
                                         ------------  ------------  ------------  ------------
Total revenue from external customers      1,057,241       625,075       131,200     1,813,516
Intercompany revenues                          3,576        (2,669)         (898)            -
Segment income from continuing
  operations                             $    43,347   $    26,710    $    1,022   $    71,079
                                         ============  ============  ============  ============

QUARTER ENDED JUNE 30, 1998

                                           Large      Individual &  Corporate &
                                           Group      Small Group      Other      Consolidated
                                        ------------  ------------  ------------  ------------
(IN THOUSANDS)
Premium revenue                         $   862,268   $   517,461   $    85,561   $ 1,465,289
Management services revenue                  91,809         1,135        11,627       104,571
                                        ------------  ------------  ------------  ------------
Total revenue from external customers       954,077       518,595        97,188     1,569,860
Intercompany revenues                         4,130             -        (4,130)            -
Segment income from continuing
  operations                            $    59,356   $    36,782   $   (63,386)  $    32,752
                                        ============  ============  ============  ============

SIX MONTHS ENDED JUNE 30, 1999

                                           Large      Individual &  Corporate &
                                           Group      Small Group      Other      Consolidated
                                        ------------  ------------  ------------  ------------
(IN THOUSANDS)
Premium revenue                         $ 1,895,475   $ 1,210,918   $   219,091   $ 3,325,484
Management services revenue                 187,544         2,988        28,667       219,199
                                        ------------  ------------  ------------  ------------
Total revenue from external customers     2,083,019     1,213,906       247,758     3,544,683
Intercompany revenues                         7,270           500        (7,770)            -
Segment income from continuing
  operations                            $    99,000      $ 57,579   $   (14,390)  $   142,189
                                        ============  ============  ============  ============
Segment Assets                          $ 2,293,131   $   902,396   $ 1,221,725   $ 4,417,252
                                        ============  ============  ============  ============

SIX MONTHS ENDED JUNE 30, 1998

                                           Large      Individual &  Corporate &
                                           Group      Small Group      Other      Consolidated
                                        ------------  ------------  ------------  ------------
(IN THOUSANDS)
Premium revenue                         $ 1,710,648   $ 1,016,764   $   167,791   $ 2,895,203
Management services revenue                 195,509         2,227        21,679       219,415
                                        ------------  ------------  ------------  ------------
Total revenue from external customers     1,906,157     1,018,991       189,470     3,114,618
Intercompany revenues                         7,726             -        (7,726)            -
Segment income from continuing
  operations                            $    86,694      $ 81,603   $   (68,353)  $    99,944
                                        ============  ============  ============  ============
Segment Assets                          $ 2,299,178   $   783,505   $ 1,143,151   $ 4,225,834
                                        ============  ============  ============  ============

8.   PENDING TRANSACTION

     On July 9, 1998, the Company entered into an Agreement and Plan of Merger (the "Merger Agreement") by and among the Company, Cerulean Companies, Inc. ("Cerulean") and Water Polo Acquisition Corp., a wholly owned subsidiary of the Company (the "Merger Sub"). Pursuant to the Merger Agreement, Cerulean will merge with and into Merger Sub (the "Merger"). Cerulean is the parent company of Blue Cross and Blue Shield of Georgia, Inc., which served approximately 1.6 million persons in the State of Georgia as of December 31, 1998. At the effective time of the Merger, the shareholders of Cerulean will receive WellPoint Common Stock with a market value of $500 million (subject to certain adjustments). Certain shareholders of Cerulean will have the option to receive cash in lieu of WellPoint Common Stock in the Merger, subject to a maximum aggregate limit of $225 million. The transaction is intended to qualify as a tax-free reorganization for Cerulean shareholders that elect to receive WellPoint Common Stock. On June 25, 1999, the shareholders of Cerulean approved the plan of merger with the Company. In order to complete the transaction, the Company must obtain the approval of the Georgia Department of Insurance after a public hearing. The Company currently expects that this hearing will be held during the third quarter of 1999 and the Merger will be completed prior to the end of 1999.

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

     The change in accounting principle resulted in the write-off of the costs capitalized as of January 1, 1999. The cumulative effect of the write-off, which totals $20.6 million, net of tax, has been expensed and reflected in the Company's results of operations for the six months ended June 30, 1999.

10.  SUBSEQUENT EVENTS

     On July 2, 1999, the California HealthCare Foundation (the "Foundation") completed a sale of 11,500,000 shares of common stock of the Company. In addition, the Company offered $299,000,000 aggregate principal amount of zero coupon convertible subordinated debentures due 2019. The proceeds of the sale of the debentures were used primarily by the Company to purchase an additional 2,000,000 shares of the Company's common stock from the Foundation at a price of $81 per share. As a result of the public offering and the repurchase by the Company of additional shares from the Foundation, the Foundation held 4,410,000 shares of Company's common stock, or approximately 6.7% of the outstanding common stock as of July 2, 1999.

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

GENERAL

The Company is one of the nation's largest publicly traded managed health care companies. As of June 30, 1999, WellPoint had approximately 7.0 million medical members and over 30 million specialty members. The Company offers a broad spectrum of network-based managed care plans. WellPoint provides these plans to the large and small employer, individual and senior markets. The Company's managed care plans include HMOs, PPOs, POS plans, other hybrid plans and traditional indemnity plans. In addition, WellPoint offers managed care services, including underwriting, claims processing, actuarial services, network access and medical cost management. The Company also provides a broad array of specialty and other products, including pharmacy, dental, utilization management, life insurance, preventive care, disability insurance, behavioral health, COBRA and flexible benefits account administration. The Company markets its products in California under the name Blue Cross of California and outside of California under the name UNICARE. Historically, the Company's primary market for managed care products has been California. The Company holds the exclusive right in California to market its products under the Blue Cross name and mark.

SALE OF WORKERS' COMPENSATION SEGMENT

On July 29, 1998, Wellpoint entered into a Stock Purchase Agreement (the
"Stock Purchase Agreement") by and between WellPoint and Fremont Indemnity Company ("Fremont"). Pursuant to the Stock Purchase Agreement, Fremont acquired all of the outstanding capital stock of UNICARE Specialty Services, Inc., a wholly owned subsidiary of WellPoint ("UNICARE Specialty"). The transaction was completed on September 31, 1998. The principal asset of UNICARE Specialty was the capital stock of UNICARE Workers' Compensation Insurance Company ("UNICARE Workers' Compensation"). The purchase price for the acquisition was the statutory surplus (adjusted in accordance with the terms of the Purchase Agreement) of UNICARE Workers' Compensation as of the date of the closing. The purchase price based upon adjusted statutory surplus of UNICARE Workers' Compensation as of September 1, 1998, the closing date of the transaction, was approximately $110.0 million. Subsequent to September 1, 1998, the Company and Fremont are jointly marketing integrated workers' compensation and medical insurance products in the small employer group market.

NATIONAL EXPANSION AND OTHER RECENT DEVELOPMENTS

In an effort to pursue the expansion of the Company's business outside the state of California, the Company previously acquired two businesses, the Life and Health Benefits Management Division ("MMHD") of Massachusetts Mutual Life Insurance Company and the Group Benefits Operations (the "GBO") of John Hancock Mutual Life Insurance Company. The Company's pending transaction with Cerulean is also a component of this expansion strategy.

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

In response to rising medical and pharmacy costs with respect to certain products offered to the Company's individual and small group customers in California, the Company has recently implemented premium increases with respect to certain of such products. The Company will continue to evaluate the need for further premium increases, plan design changes and other appropriate actions in the future in order to maintain or restore profit margins. There can be no assurances, however, that the Company will be able to take subsequent pricing or other actions or that any actions previously taken or implemented in the future will be successful in addressing any concerns that may arise with respect to the performance of certain businesses.

PENDING ACQUISITION OF CERULEAN

On July 9, 1998, the Company entered into an Agreement and Plan of Merger with Cerulean (See Note 8 to the Consolidated Financial Statements). Cerulean, principally through its Blue Cross and Blue Shield of Georgia subsidiary, offers insured and administrative services products primarily in the State of Georgia. Cerulean has historically experienced a higher administrative expense ratio than the Company's core businesses due to its higher concentration of administrative services business. Cerulean has also historically experienced a higher loss ratio than the Company's core businesses due to its higher percentage of large group business and less managed care offerings. Accordingly, it is expected that Cerulean's higher loss and administrative expense ratios will ultimately contribute to an increase in those ratios for the Company after the transaction is completed. This transaction is expected to be completed prior to the end of 1999.

In September 1998, a class action lawsuit was filed in Richmond County, Georgia on behalf of certain current and former policyholders of Blue Cross Blue Shield of Georgia (the "Conversion Litigation"). The claims brought in the Conversion Litigation relate to the conversion of Blue Cross Blue Shield of Georgia from a non-profit entity to a for-profit entity in October 1996 (the "Conversion"). At the time of the Conversion, each eligible Blue Cross Blue Shield of Georgia subscriber was offered five shares of Cerulean Class A stock. In order to receive such shares, each eligible subscriber had to return certain election forms prepared by Cerulean. At the time of the Conversion, approximately 90,000 of the 160,000 eligible subscribers did not return their election forms. The litigation sought to compel Cerulean to issue five additional shares of its Class A Common Stock to each of the 90,000 subscribers. On December 17, 1998, the Superior Court judge in the Conversion Litigation issued an order in favor of the plaintiffs. Cerulean filed an appeal with the Georgia Supreme Court, which accepted jurisdiction and granted expedited treatment to the appeal. On May 3, 1999, the Georgia Supreme Court reversed the ruling of the Superior Court, holding that the Superior Court erred in considering and ruling upon the plaintiffs' claims. The Georgia Supreme Court ruling confirms that only those eligible subscribers who returned the necessary election form in connection with the Conversion are properly holders of Cerulean Class A Stock. The Georgia Supreme Court's ruling does not affect pending derivative and fraud claims brought by the plaintiffs, as to which Cerulean has filed a motion to dismiss. The plaintiffs in this litigation subsequently filed a petition with the Georgia Department of Insurance, arguing substantially the same claims made in the Richmond County litigation. This petition has been denied by the Georgia Department of Insurance, and the plaintiffs have brought an appeal in the Richmond County Superior Court.

On June 25, 1999, Cerulean held a special meeting of shareholders, at which the Cerulean shareholders approved the plan of merger with the Company. In order to complete the Merger, a number of conditions must be satisfied, including approval by the Georgia Department of Insurance after a public hearing. The Company currently expects that this hearing will be held during the third quarter of 1999. The plaintiffs in the Richmond County litigation have been granted the right to intervene in the public hearing as policyholders of Blue Cross Blue Shield of Georgia. The Merger Agreement between the Company and Cerulean originally provided that either party could terminate the Merger Agreement if all conditions to closing were not satisfied on or before July 9, 1999. The Company and Cerulean have agreed to an extension of this date until October 15, 1999. In addition, either party may elect to extend the date further until December 31, 1999 if the failure of the transaction to close is not due to a breach by the party electing to extend the date. The Company currently expects that the Merger will be completed prior to the end of 1999. However, if all of the conditions to closing have not been satisfied by the extended termination date and Cerulean and WellPoint have not mutually agreed to a further extension of the termination date, then either WellPoint or Cerulean could elect to terminate the Merger Agreement.

LEGISLATION

A variety of health care reform measures are currently pending or have been recently enacted at the Federal, state and local levels. Federal legislation enacted during the last three years seeks, among other things, to insure the portability of health coverage and mandates minimum maternity hospital stays. The United States Congress is currently considering a number of alternative health care reform measures that would among other things, mandate external review of treatment denial decisions and provide for managed care liability. These and other proposed measures may have the effect of dramatically altering the regulation of health care and of increasing the Company's loss ratio or decreasing the affordability of the Company's products. In May 1997, the Texas Legislature adopted Senate Bill No. 386 ("SB 386"). Among other things, this legislation purports to make managed care organizations ("MCOs") such as the Company liable for the failure by the MCO, its employees or agents to exercise ordinary care when making "health care treatment decisions" (as defined in SB
386). The legislation was effective as of September 1, 1997. In September 1998, the United States District Court for the Southern District of Texas ruled, in part, that the MCO liability provisions of SB 386 are not preempted by the Federal Employee Retirement Income Security Act of 1974 ("ERISA"). To date, this legislation has not adversely affected the Company's results of operations. Similar legislation was recently enacted in Georgia and is currently pending in the California legislature. Although the Company maintains insurance covering such liabilities, to the extent that this legislation (or similar legislation that may be subsequently adopted at the Federal or state level) effectively expands the scope of liability of MCOs such as the Company, it may have a material adverse effect on the Company's results of operations, financial condition or cash flows. Even if the Company is not held to be liable under any litigation, the existence of potential MCO liability may cause the Company to incur greater costs in defending such litigation.

YEAR 2000

The Company is substantially dependent on its computer systems, business applications and other information technology systems ("IT systems"), due to the nature of its managed health care business and the increasing number of electronic transactions in the industry. Historically, many IT systems were developed to recognize the year as a two-digit number, with the digits "00" being recognized as the year 1900. The year 2000 presents a number of potential problems for such systems, including potentially significant processing errors or failure. Given the Company's reliance on its computer systems to process health care transactions, the Company's results of operations could be materially adversely affected by any significant errors or failures. Additionally, the year 2000 presents potential problems for other systems and applications containing date-dependent embedded microprocessors ("non-IT systems"), such as elevators and heating and ventilation equipment.

The Company has developed and is in the midst of executing a comprehensive plan designed to address the "year 2000" issue for its IT and non-IT systems and applications. With respect to IT systems, during 1997 the Company completed a detailed risk assessment of its various computer systems, business applications and other affected systems, formulated a plan for specific remediation efforts and began certain of such remediation efforts. During the quarter ended March 31, 1999, the Company completed its remediation efforts and its initial round of internal testing of its systems and applications. During the quarter ended June 30, 1999, the Company completed its initial round of third-party review of certain of its year 2000 remediation efforts. This third-party review includes an assessment of the procedures undertaken by the Company as well as a computer software test of selected portions of the Company's mission critical computer code. The Company's internal testing and third-party review to date have not identified any expected material year 2000-related deficiencies with respect to the Company's IT systems. As part of the Company's on-going year 2000 readiness efforts, additional internal testing of the Company's systems and applications and additional third-party review will be conducted during the remainder of 1999.

With respect to non-IT systems, the Company has completed the replacement or renovation of Company-owned systems to address year 2000 issues. The Company has completed its review of non-IT systems in leased facilities and, where appropriate, has obtained certifications from property owners that non-IT systems in leased facilities have been or will be remediated or replaced on a timely basis. The Company's year 2000 remediation efforts and third-party review with respect to non-IT systems were substantially complete as of the end of the second quarter of 1999.

The Company currently estimates that its costs related to year 2000 compliance remediation for Company-owned IT systems and applications will be approximately $8 to $10 million in 1999. During the six months ended June 30, 1999, the Company expended approximately $4.3 million for remediation of its IT software systems and applications and approximately $0.6 million for renovation or replacement of its telecommunications equipment. The Company currently estimates that its total costs in 1999 with respect to non-IT systems and applications will be approximately $1 million. The Company's expenditures with respect to non-IT systems will include the acquisition of back-up power supplies for the Company's Thousand Oaks, California headquarters facility and its Woodland Hills, California facility (which houses the Company's data center). The Company expenses year 2000 remediation costs as incurred and expects to fund these costs through cash flow from operations. While the immediacy of year 2000 compliance measures has caused the Company to defer or cancel certain IT projects, the Company does not expect such actions to have a material effect on the Company's results of operations or financial condition. Assuming the Company's pending acquisition of Cerulean is consummated (See Note 8 to the Consolidated Financial Statements), similar remediation and testing efforts with respect to Cerulean-owned IT and non-IT systems and applications may increase the Company's total expenditures.

The Company's various business units have formulated detailed contingency plans in order to address unexpected year 2000 readiness issues or issues beyond the Company's control. These contingency plans are focused on identifying potential failure scenarios for the Company's IT and non-IT systems and those of third parties with which the Company interacts and on ensuring the continuation of critical business operations. The Company has integrated each of these contingency plans into a Company-wide contingency plan, which the Company intends to continue updating during the remainder of 1999.

The Company has been conducting tests with and assembling survey data from health care transaction clearing houses, third party vendors and certain other parties with which the Company communicates electronically to determine the compliance efforts being undertaken by these parties and to assess the Company's potential business exposure to any non-compliant systems operated by these parties. Health care claims submitted electronically to the Company are generally submitted through clearing houses on behalf of health care providers. Based on the testing done and the survey data and other information compiled by the Company to date, the Company has not identified any third parties that the Company currently expects will suffer year 2000-related problems likely to have a significant adverse effect on the Company's operations. In addition, the Health Care Finance Administration ("HCFA"), which regulates the Medicare program, has already phased in requirements that health care providers submit Medicare claims in a year 2000 compliant format and the majority of providers have complied with the requirement. However, many third parties are currently in the process of implementing the critical portions of their own year 2000 compliance measures. In addition, an inherent limitation of testing with third parties is that all potential significant year 2000-related problems might not be brought to the Company's attention. As a result, at the current time the Company does not believe that it has sufficient information to determine whether its external relationships will be materially adversely affected by year 2000 compliance problems.

If the Company's year 2000 issues were not completely resolved prior to the end of 1999, the Company could be subject to a number of potential consequences, including, among others, an inability to timely and accurately process health care claims, collect customers' premiums or administrative fees, verify subscriber eligibility, assess utilization trends or compile accurate financial data for use by management. In particular, the Company may experience a decrease in electronic health claims submission, which could cause the Company's claims inventory to increase on a temporary basis. An increase in claims inventory could prevent the Company from identifying emerging utilization trends quickly and taking appropriate actions to mitigate such trends through pricing actions, benefit redesign or other actions. In addition, the anticipation of year 2000 problems could cause health care providers or members to accelerate the timing of medical procedures or otherwise modify their behavior in a manner that, at least temporarily, could increase the Company's costs of operations.

The Company is attempting to limit its exposure to year 2000 issues by closely monitoring its on-going year 2000 readiness efforts, assessing the year 2000 readiness efforts of various third parties with which it interacts and developing contingency plans addressing potential problems that could have a material adverse effect on the Company's results of operations. Although the testing completed by the Company and third parties thus far has not revealed any material deficiencies in the Company's remediation and readiness plans and the Company intends to put into place programs and procedures designed to mitigate the aforementioned risks, there can be no assurances that all potential problems may be mitigated by these procedures.

CONSOLIDATED RESULTS OF OPERATIONS

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


                                        Three Months Ended       Six Months Ended
                                             June 30,                June 30,
                                        -------------------      ----------------
                                          1999       1998         1999      1998
                                        -------     ------       ------    ------
Operating Revenues:
 Premium revenue                          94.2%      93.3%        93.8%     93.0%
 Management services revenue               5.8%       6.7%         6.2%      7.0%
                                         ------     ------       ------    ------
                                         100.0%     100.0%       100.0%    100.0%
Operating Expenses:
 Health care services and other
  benefits (loss ratio)                   80.9%      80.6%        80.9%     80.4%
 Selling expense                           4.3%       4.4%         4.4%      4.4%
 General and administrative expense       14.5%      15.6%        14.6%     15.7%


MEMBERSHIP

The following table sets forth membership data and the percent change in membership:

  MEDICAL MEMBERSHIP (a) (b):
                                                              As of June 30,
                                                      -------------------------------       Percent
                                                          1999           1998                Change
                                                      -------------     -------------     -------------
  Large Employer Group
    California
      HMO                                                1,543,940         1,309,481            17.9%
      PPO and Other                                      1,630,206         1,372,563            18.8%
                                                      -------------     -------------
        Total California                                 3,174,146         2,682,044            18.3%
                                                      -------------     -------------
    Texas                                                  167,936           174,732            -3.9%
    Georgia                                                 53,230            94,603           -43.7%
    Other States                                         1,556,267         1,962,479           -20.7%
                                                      -------------     -------------
        Total Large Employer Group                       4,951,579         4,913,858             0.8%
                                                      -------------     -------------

  Individual and Small Employer Group
    California
      HMO                                                  350,492           317,364            10.4%
      PPO and Other                                      1,169,503         1,130,376             3.5%
                                                      -------------     -------------
        Total California                                 1,519,995         1,447,740             5.0%
                                                      -------------     -------------
    Texas                                                  130,195            69,104            88.4%
    Georgia                                                 26,210            16,241            61.4%
    Other States                                           160,107           131,470            27.8%
                                                      -------------     -------------
      Total Individual and Small Employer Group          1,836,507         1,664,555            10.3%
                                                      -------------     -------------

  Senior
    California
      HMO                                                   22,460            11,754            91.1%
      PPO and Other                                        165,581           154,729             7.0%
                                                      -------------     -------------
        Total California                                   188,041           166,483            12.9%
                                                      -------------     -------------
    Texas                                                   23,518            27,239           -13.7%
    Georgia                                                    423               198           113.6%
    Other States                                            14,388            10,891            32.1%
                                                      -------------     -------------
      Total Senior                                         226,370           204,811            10.5%
                                                      -------------     -------------
  Total Medical Membership                               7,014,456         6,783,224             3.4%
                                                      -------------     -------------
                                                      -------------     -------------

  MEMBERSHIP BY NETWORK (c)
    Proprietary Networks                                 5,038,295         4,317,923            16.7%
    Affiliate Networks                                   1,180,750         1,441,500           -18.1%
    Non-Network                                            795,411         1,023,801           -22.3%
                                                      -------------     -------------
  TOTAL MEDICAL MEMBERSHIP                               7,014,456         6,783,224             3.4%
                                                      -------------     -------------
                                                      -------------     -------------
  TOTAL MANAGEMENT SERVICES MEMBERSHIP (d)               2,471,373         2,654,230            -6.9%
                                                      -------------     -------------
                                                      -------------     -------------

(a) Membership numbers are approximate and include some estimates based upon the number of contracts at the relevant date and an actuarial estimate of the number of members represented by the contract.

(b) Classification between states for employer groups is determined by the zip code of the subscriber. Medical membership reflects a shift of 227,904 members and 191,216 members as of June 30, 1999 and June 30, 1998, respectively, representing employees (and their dependents) of certain California-based companies who reside out-of-state and were previously classified as California members.

(c) Membership figures include 573,029 and 395,627 members as of June 30, 1999 and 1998, respectively, that are covered by MediCal and the Healthy Families Program.

(d) Proprietary networks consist of California, Texas and other
WellPoint-developed networks. Affiliate networks consist of third-party networks and networks owned by the Company as a result of acquisitions that incorporate provider discounts and some basic managed care elements. Non-network consists of fee for service and percentage-of-billed charges contracts with providers.

(e) Medical membership includes management services members which are all included within in the Large Employer Group segment.

SPECIALTY MEMBERSHIP

                              As of June 30,                          Percent
                             ---------------------------------
                                 1999               1998               Change
                             --------------    ---------------     ---------------
Pharmacy (a)                    20,463,928         13,589,994             50.6%

Dental                           2,528,406          3,128,899            -19.2%

Utilization Management           2,687,303          2,825,686             -4.9%

Life                             2,068,316          2,125,357             -2.7%

Disability                         623,528            954,210            -34.7%

Behavioral Health (b)            2,036,256            727,675            179.8%

(a) Effective January 1, 1999, WellPoint revised its methodology of counting pharmacy members. As a result of this revision, pharmacy members for whom WellPoint provides claims processing services are now counted separately from pharmacy members for whom WellPoint provides clinical management services. As of June 30, 1999, WellPoint provided both claims processing services and clinical management services to approximately 4.2 million members.

(b) The increase in behavioral health membership is primarily due to approximately 1.3 million additional California large employer group and certain state-sponsored program members whose behavioral health benefits were formerly not counted separately from medical benefits.

COMPARISON OF RESULTS FOR THE SECOND QUARTER 1999 TO THE SECOND QUARTER 1998

The following table depicts premium revenue by business segment:


     (IN THOUSANDS)                                  Three Months Ended June 30,
                                                     1999                 1998
                                               ------------------   -----------------
     Large Employer Group                             $  969,036           $  862,268
     Individual and Small Employer Group                 623,960              517,461
     Other                                               115,759               85,560
                                               ------------------   -----------------
     Consolidated                                    $ 1,708,755          $ 1,465,289
                                               ------------------   -----------------
                                               ------------------   -----------------

Premium revenue increased 16.6%, or $243.5 million, to $1,708.8 million for the quarter ended June 30, 1999 from $1,465.3 million for the quarter ended June 30, 1998. The overall increase was due to an increase in insured member months of 10.2%, primarily in the Individual and Small Employer Group business segment, in addition to the implementation of premium increases throughout the Large Employer and Individual and Small Employer group markets.

The following table depicts management services revenue by business segment:

      (IN THOUSANDS)                                     Three Months Ended June 30,
                                                           1999                1998
                                                     -----------------   -----------------
      Large Employer Group                                  $  88,205           $  92,607
      Individual and Small Employer Group                       1,115               1,134
      Other                                                    15,441              10,830
                                                     -----------------   -----------------
      Consolidated                                         $  104,761          $  104,571
                                                     -----------------   -----------------
                                                     -----------------   -----------------

Management services revenue increased approximately $0.2 million to $104.8 million for the quarter ended June 30, 1999 from $104.6 million for the quarter ended June 30, 1998. The change is primarily due to a 6.7% decrease in management services member months, primarily in the Large Employer Group business segment, which was offset by increases in pharmacy benefit management services revenue in the Other business segment. The decrease in management services member months was primarily related to attrition on acquired MMHD membership and, to a lesser extent, the GBO membership.

Investment income was $43.3 million for the quarter ended June 30, 1999 compared to a loss of $8.0 million for the quarter ended June 30, 1998, an increase of $51.3 million. The increase was primarily attributable to the recognition of an "other than temporary" decline in value in accordance with SFAS No. 115 of $48.7 million in 1998 relating to the Company's equity holding in FPA Medical Management Inc. ("FPA"). Net realized losses on investment securities totaled $4.2 million for the quarter ended June 30, 1999 in comparison to a gain of $4.8 million for the quarter ended June 30, 1998, excluding the FPA loss. Net interest and dividend income increased $11.9 million to $48.6 million for the quarter ended June 30, 1999, in comparison to $36.7 million for the quarter ended June 30, 1998. This increase was primarily due to higher average investment balances in 1999 versus 1998 and accrued interest receivable related to the Company's pending refund from the Internal Revenue Service ("IRS")(See "--Liquidity and Capital Resources").

The loss ratio attributable to managed care and related products for the quarter ended June 30, 1999 increased to 80.9% compared to 80.6% for the quarter ended June 30, 1998. The increase was due to increased utilization in a specific set of customers within the Large Employer Group segment as well as increased utilization for certain small group customers for which regulatory restraints limit the amount and frequency of price increases. Such small group business was part of the GBO acquisition.


Selling expense consists of commissions paid to outside brokers and agents representing the Company. The selling expense ratio remained unchanged at 4.4% for the quarter ended June 30, 1999.

The administrative expense ratio decreased to 14.5% for the quarter ended June 30, 1999 from 15.6% for the quarter ended June 30, 1998. The overall decline is primarily attributable to savings from the consolidation of various regional offices outside of California, (primarily servicing the Company's Large Group business), the integration of information systems centers related to acquired businesses on the Company's information system platform, and a reduction in Year 2000 expenses from 1998 levels in addition to economies of scale associated with premium revenue growth in relation to certain fixed administrative expenses.

Interest expense was $5.9 million for the quarter ended June 30, 1999 and $7.3 million for the quarter ended June 30, 1998. The decrease in interest expense is related to the lower average debt balance in 1999 compared to 1998, partially offset by an increase in the effective interest rate due to the amortization of fixed costs. The Company's long-term indebtedness at June 30, 1999 was $300.0 million compared to $298.0 million at June 30, 1998. The weighted average interest rate for all debt for the quarter ended June 30, 1999, including the fees associated with the borrowings and interest rate swaps, was 7.7%.

The Company's income from continuing operations for the quarter ended June 30, 1999 was $71.1 million, compared to $32.8 million for the quarter ended June 30, 1998. Earnings per share from continuing operations totaled $1.05 and $0.47 for the quarters ended June 30, 1999 and 1998, respectively. Earnings per share from continuing operations assuming full dilution totaled $1.03 and $0.45 for the quarters ended June 30, 1999 and 1998, respectively.

Earnings per share for the quarter ended June 30, 1999 is based upon weighted average shares outstanding of 67.6 million, excluding common stock equivalents, and 68.9 million shares, assuming full dilution. Earnings per share for the quarter ended June 30, 1998 is based on 70.1 million shares excluding common stock equivalents, and 71.4 million shares, assuming full dilution. For the quarter ended June 30, 1999, the decrease in weighted average shares outstanding primarily relates to the effect of the repurchase of approximately 3.5 million treasury shares during the year ended December 31, 1998.

COMPARISON OF RESULTS FOR THE SIX MONTHS ENDED JUNE 30, 1999 TO THE SIX MONTHS ENDED JUNE 30, 1998

The following table depicts premium revenue by business segment:

     (IN THOUSANDS)                                    Six Months Ended June 30,
                                                        1999                1998
                                                  -----------------   -----------------
     Large Employer Group                              $ 1,895,475         $ 1,710,648
     Individual and Small Employer Group                 1,210,918           1,016,764
     Other                                                 219,091             167,791
                                                  -----------------   -----------------
     Consolidated                                      $ 3,325,484         $ 2,895,203
                                                  -----------------   -----------------
                                                  -----------------   -----------------

Premium revenue increased 14.9%, or $430.3 million, to $3,325.5 million for the six months ended June 30, 1999 from $2,895.2 million for the six months ended June 30, 1998. The overall increase was due to an increase in insured member months of 10.1%, primarily in the Individual and Small Employer Group business segment, and the implementation of price increases throughout the Company's business segments.

The following table depicts management services revenue by business segment:

     (IN THOUSANDS)                                    Six Months Ended June 30,
                                                        1999               1998
                                                  -----------------  -----------------
     Large Employer Group                               $  187,544         $  195,509
     Individual and Small Employer Group                     2,988              2,227
     Other                                                  28,667             21,679
                                                  -----------------   -----------------
     Consolidated                                       $  219,199         $  219,415
                                                  -----------------   -----------------
                                                  -----------------   -----------------

Management services revenue decreased 0.1% for the six months ended June 30, 1999 in comparison to the same period in the prior year. The overall decline is due to a 7.6% decline in management services member months, offset by the aforementioned implementation of price increases, and increases in pharmacy benefit management services revenue in the Other business segment.

Investment income was $83.3 million for the six months ended June 30, 1999 compared to $31.4 million for the six months ended June 30, 1998, an increase of $51.9 million. The increase was primarily attributable to the recognition of an "other than temporary" decline in value in accordance with SFAS No. 115 of $48.7 million in 1998 relating to the Company's equity holding in FPA. Net realized losses on investment securities increased $12.1 million, totaling $3.2 million for the six months ended June 30, 1999 in comparison to a gain of $8.9 million for the six months ended June 30, 1998, excluding the FPA loss. Net interest and dividend income increased $16.4 million to $89.1 million for the six months ended June 30, 1999 in comparison to $72.7 million for the six months ended June 30, 1998. This increase was primarily due to higher average investment balances in 1999 versus 1998 and accrued interest related to the Company's expected refund from the IRS (See "--- Liquidity and Capital Resources")

The loss ratio attributable to managed care and related products for the six months ended June 30, 1999 increased to 80.9% compared to 80.4% for the six months ended June 30, 1998. The increase is due to the timing of price increases in the Individual and Small Employer Group business in California for the six months ended June 30, 1999 versus the same period in 1998 in response to increasing medical and pharmacy costs and increased utilization for certain small group customers for which regulatory restraints limit the amount and frequency of price increases. Such small group business was part of the GBO acquisition.

The selling expense ratio remained unchanged at 4.4% for the six months ended June 30, 1999.

The administrative expense ratio decreased to 14.6% for the six months ended June 30, 1999 from 15.7% for the six months ended June 30, 1998. The overall decline is primarily attributable to savings from the consolidation of various offices outside of California, the integration of information systems centers related to acquired businesses on the Company's information system platform and a reduction in Year 2000 expenses from 1998 levels, in addition to economies of scale associated with premium revenue growth in relation to certain fixed administrative expenses.

Interest expense was $12.0 million for the six months ended June 30, 1999 and $14.6 million for the six months ended June 30, 1998. The decrease in interest expense is related to the lower average debt balance in 1999 compared to 1998, partially offset by an increase in the effective interest rate due to the amortization of fixed costs. The weighted average interest rate for all debt for the six months ended June 30, 1999, including the fees associated with the borrowings and interest rate swaps was 7.6%

Effective January 1, 1999, the Company changed its method of accounting for start-up costs related to the Company's provider network development. The cumulative effect of this change of $20.6 million, after tax, is reflected in the results of operations for the six months ended June 30, 1999. (See Note 9 to the Consolidated Financial Statements) The Company's income from continuing operations excluding the cumulative effect for the six months ended June 30, 1999 was $142.2 million, compared to $99.9 million for the six months ended June 30, 1998. Earnings per share from continuing operations, excluding the cumulative effect of accounting change, totaled $2.11 and $1.43 for the six months ended June 30, 1999 and 1998, respectively. Earnings per share from continuing operations, excluding the cumulative effect of accounting change and assuming full dilution, totaled $2.07 and $1.40 for the six months ended June 30, 1999 and 1998, respectively.

Earnings per share for the six months ended June 30, 1999 is based upon weighted average shares outstanding of 67.4 million, excluding common stock equivalents, and 68.7 million shares, assuming full dilution. Earnings per share for the six months ended June 30, 1998 is based on 70.0 million shares excluding common stock equivalents, and 71.2 million shares, assuming full dilution. For the six months ended June 30, 1999, the decrease in weighted average shares outstanding primarily relates to the effect of the repurchase of approximately 3.5 million treasury shares, primarily during the second half of 1998.

FINANCIAL CONDITION

The Company's consolidated assets increased by $191.5 million, or 4.5%, from $4,225.8 million as of December 31, 1998 to $4,417.3 million as of June 30, 1999. Cash and investments were $2.9 billion as of June 30, 1999, or 66.4% of total assets. Receivables, net increased $45.3 million, from $485.3 million at December 31, 1998 to $530.6 million at June 30, 1999. This seasonal increase is due to certain large employer groups that accelerate the timing of first quarter payments for tax purposes.

Overall claims liabilities increased $68.4 million, or 5.2%, from $1,320.6 million as December 31, 1998 to $1,389.0 million as of June 30, 1999. This increase is primarily due to an increase in insured membership from December 31, 1998 to June 30, 1999 of approximately 5% primarily in the Company's Individual and Small Group business segment, in addition to the timing of certain pharmacy and capitation payments.

Stockholders' equity totaled $1,433.1 million as of June 30, 1999, an increase of $117.9 million from $1,315.2 million as of December 31, 1998. The increase resulted primarily from net income of $121.6 million for the six months ended June 30, 1999 and $29.6 million of stock issuances under the Company's stock option plans, offset by a $33.3 million decrease in net unrealized valuation adjustment on investment securities, net of tax.

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

The Company generally receives premium revenue in advance of anticipated claims for related health care services and other benefits. The Company's investment policies are designed to provide liquidity, preserve capital and maximize yield. Cash and investment balances maintained by the Company are sufficient to meet applicable regulatory financial stability and net worth requirements, including licensure requirements of the Blue Cross Blue Shield Association. As of June 30, 1999, the Company's investment portfolio consisted primarily of investment grade fixed maturity securities.

Net cash flow provided by continuing operating activities was $224.1 million for the six months ended June 30, 1999, compared with $77.5 million for the six months ended June 30, 1998. Cash flow from continuing operations for the six months ended June 30, 1999 is due primarily to income from continuing operations before cumulative effect of the accounting change of $142.2 million, adjusted for an increase in receivables of $46.8 million, which is primarily related to the timing of the collection of large customer receivables in the normal course of business, increases in medical claims payable of $82.8 million related to the growth of insured members, and the timing of other operating liability payments.

Net cash used in continuing investing activities for the six months ended June 30, 1999 totaled $318.7 million, compared with net cash used in continuing investing activities of $68.6 million for the six months ended June 30, 1998. The cash used in 1999 was attributable primarily to the purchase of investments and property, plant and equipment, net of sales proceeds for $1,706.0 million and $16.7 million, respectively, in addition to the first quarter 1999 settlement for $6.7 million of the sales price of the Company's workers' compensation business, which was sold in 1998. This was partially offset by the proceeds from investments sold and matured of $1,410.7 million.

Net cash provided by financing activities totaled $29.6 million for the six months ended June 30, 1999, compared to net cash used in financing activities of $69.3 million for the six months ended June 30, 1998. The Company received proceeds of $29.6 million from the issuance of common stock related to its stock option plans.

The Company has a $1.0 billion unsecured revolving credit facility. Borrowings under the credit facility bear interest at rates determined by reference to the bank's base rate or to the London Interbank Offered Rate ("LIBOR") plus a margin determined by reference to the Company's leverage ratio (as defined in the credit agreement) or the then-current rating of the Company's unsecured long-term debt by specified rating agencies. Borrowings under the credit facility are made on a committed basis or pursuant to an auction-bid process. The credit facility expires as of May 15, 2002, although it may be extended for an additional one-year period under certain circumstances. The credit agreement requires the Company to maintain certain financial ratios and contains restrictive covenants, including restrictions on the occurrence of additional indebtedness and the granting of certain liens, limitations on acquisitions and investments and limitations on changes in control. The total amount outstanding under the credit facility was $300 million as of June 30, 1999 and $280 million as of December 31, 1998, respectively. The weighted average interest rate, including associated fees and the Company's interest rate swap agreements, for the quarter ended June 30, 1999 was 7.7%.

As part of a hedging strategy to limit its exposure to interest rate increases, in August 1996 the Company entered into a swap agreement for a notional amount of $100.0 million bearing a fixed interest rate of 6.45% and having a maturity date of August 17, 1999.
In September 1996, the Company entered into two additional swap agreements for notional amounts of $150.0 million each, bearing fixed interest rates of 6.99% and 7.05%, respectively, and having maturity dates of October 17, 2003 and October 17, 2006, respectively. The total notional amount of the outstanding swaps exceeded the Company's long-term debt balance at June 30, 1999. The swaps that are considered hedges for currently outstanding debt are the $150 million swap at 7.05% maturing October 17, 2006, and the $150 million swap bearing a fixed interest rate of 6.99% which matures October 17, 2003.

The Company has entered into foreign currency forward exchange contracts for each of the fixed maturity securities on hand as of June 30, 1999 denominated in foreign currencies in order to hedge asset positions with respect to these securities. The unrealized gains and losses from such forward exchange contracts are reflected in other comprehensive income. In addition, the Company has entered into forward exchange contracts to hedge the foreign currency risk between the trade date and the settlement date.
Gains and losses from these contracts are recognized in income.

During the quarter ended September 30, 1998, the Company received a private letter ruling from the Internal Revenue Service with respect to the treatment of certain payments made at the time of WellPoint's 1996 Recapitalization and the acquisition of the commercial operations of its former majority stockholder. The ruling allows the Company to deduct as an ordinary and necessary business expense the $800 million cash payment made by such stockholder in May 1996 to one of two newly formed charitable foundations. The Company anticipates liquidity for 1999 will be positively impacted by a reduction in tax payments of approximately $47 million, of which $20 million was utilized in the first half of 1999. In August 1999, the Company received a cash refund (including applicable accrued interest) of approximately $183 million. The Company has also submitted a claim for refund with respect to an additional $38 million.

In July 1999, the Company received net proceeds of approximately $200.8 million from the issuance of zero coupon convertible subordinate debentures due 2019. Of this amount, $162 million was used to repurchase 2,000,000 shares of the Company's Common Stock from the Foundation, and the remaining proceeds will be available for general corporate purposes. The debentures will accrue interest at a yield to maturity of 2.0% per year, compounded semi-annually.
The debentures will result in an increase in accrued interest expense of approximately $4.2 million during the one-year period immediately following their issuance, with such accrued interest expense increasing until maturity. The debentures may be converted into Common Stock, at the option of the debentureholders, at a rate of 6.797 shares per $1,000 principal amount at maturity. The Company may redeem the debentures for cash at any time after July 2, 2002. The applicable redemption price will be the original issue price plus original issue discount accrued to the date of redemption. The debentureholdlers can cause the Company to repurchase the debentures on July
2, 2002, July 2, 2009 and July 2, 2014 at a price equal to the original issue price plus original issued discount accrued to the date of repurchase.

Certain of the Company's subsidiaries are required to maintain minimum capital requirements prescribed by various regulatory agencies, including the California Department of Corporations, and the Departments of Insurance in various states. As of June 30, 1999, those subsidiaries of the Company were in compliance with all minimum capital requirements.

In July 1996, the Company filed a registration statement relating to the issuance of $1.0 billion of senior or subordinated unsecured indebtedness. As of June 30, 1999, no indebtedness had been issued pursuant to this registration statement.

The Company believes that cash flow generated by operations, its cash and investment balances, supplemented by the Company's ability to borrow under its existing revolving credit facility or to conduct a public offering under its debt registration statement will be sufficient to fund continuing operations and expected capital requirements (including the proposed Cerulean Merger) for the foreseeable future.

FACTORS THAT MAY AFFECT FUTURE RESULTS OF OPERATIONS

Certain statements contained herein, such as statements concerning potential or future loss ratios, pending acquisitions and other statements regarding matters that are not historical facts, are forward-looking statements (as such term is defined in the Securities Exchange Act of 1934). Such statements involve a number of risks and uncertainties that may cause actual results to differ from those projected. Factors that can cause actual results to differ materially include, but are not limited to, those discussed below and those discussed from time to time in the Company's various filings with the Securities and Exchange Commission, including the Company's Annual Report on Form 10-K.

Completion of the Company's pending transaction with Cerulean is contingent upon, among other things, receipt of necessary approvals from certain federal and state agencies on or before October 15, 1999 (or, in certain circumstances, December 31, 1999). Broad latitude in administering the applicable regulations is given to the agencies from which WellPoint and Cerulean must seek these approvals. There can be no assurance that these approvals will be obtained. As a condition to approval of the transaction, regulatory agencies may impose requirements or limitations or costs on the way that the combined company conducts business after consummation of the transaction. If the Company or Cerulean were to agree to any material requirements or limitations in order to obtain any approvals required to consummate the transaction, such requirements or limitations or additional costs associated therewith could adversely affect WellPoint's ability to integrate the operations of Cerulean with those of WellPoint, and a material adverse effect on WellPoint's revenues and results of operations following completion of the transaction could result.

The Company intends to incur debt to finance some or all of the cash payments to be made to Cerulean shareholders in connection with the pending acquisition. In addition, WellPoint has received authorization to, and has repurchased shares of WellPoint stock to offset shares that are expected to be issued in connection with the transaction. Since the purchase price is fixed at $500 million, the number of shares required to be issued as a result of the pending transaction with Cerulean is dependent upon the stock price on the closing date. WellPoint has made significant purchases of treasury stock for this purpose, using excess cash as well as the issuance of additional indebtedness. Upon completion of the Cerulean transaction, WellPoint could incur significant additional indebtedness to fund not only the cash portion of the transaction but also any further repurchases of shares of WellPoint stock. Such additional indebtedness may require that a significant amount of the Company's cash flow be applied to the payment of interest, and there can be no assurance that the Company's operations will generate sufficient cash flow to service the indebtedness. Any additional indebtedness may adversely affect the Company's ability to finance its operations and could limit its ability to pursue business opportunities that may be in the best interests of the Company and its stockholders. As part of the Company's business strategy, the Company has acquired substantial operations in new geographic markets during the last three years. The Company has also entered into a merger agreement with Cerulean, pursuant to which Cerulean will become a wholly owned subsidiary of the Company. These businesses, which include substantial indemnity-based insurance operations, have experienced varying profitability or losses in recent periods. Since the relevant dates of acquisition, the Company has continued to work extensively on the integration of these businesses; however, there can be no assurances regarding the ultimate success of the Company's integration efforts or regarding the ability of the Company to maintain or improve the results of operations of the businesses of completed or pending transactions as the Company pursues its strategy of motivating the acquired members to select managed care products. In order to implement this business strategy, the Company has incurred and will, among other things, need to continue to incur considerable expenditures for provider networks, distribution channels and information systems in addition to the costs associated with the integration of these acquisitions. The integration of these complex businesses may result in, among other things, temporary increases in claims inventory or other service-related issues that may negatively affect the Company's relationship with its customers and contribute to increased attrition of such customers. The Company's results of operations could be adversely affected in the event that the Company experiences such problems or is otherwise unable to implement fully its expansion strategy.

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

Managed care organizations operate in a highly competitive environment that has undergone significant change in recent years as a result of business consolidations, new strategic alliances, aggressive marketing practices by competitors and other market pressures. Additional increases in competition could adversely affect the Company's financial condition, cash flows or results of operations.

As a result of the Company's recent acquisitions, the Company operates on a select geographic basis nationally and offers a spectrum of health care and specialty products through various risk sharing arrangements. The Company's health care products include a variety of managed care offerings as well as traditional fee-for-service coverage. With respect to product type, fee-for-service products are generally less profitable than managed care products. A critical component of the Company's expansion strategy is to transition over time the traditional insurance members of the Company's acquired businesses to more managed care products.

With respect to the risk-sharing nature of products, managed care products that involve greater potential risk to the Company generally tend to be more profitable than management services products and those managed care products where the Company is able to shift risks to employer groups. Individuals and small employer groups are more likely to purchase the Company's higher-risk managed care products because such purchasers are generally unable or unwilling to bear greater liability for health care expenditures. Typically, government-sponsored programs involve the Company's higher risk managed care products. Over the past few years, the Company has experienced a slight decline in margins in its higher risk managed care products and to a lesser extent in its lower-risk managed care and management services products. This decline is primarily attributable to product mix change, product design, competitive pressure and greater regulatory restrictions applicable to the small employer group market. In response to the pressure on margins in 1998 and again in 1999, the Company implemented price increases in certain of its managed care businesses. While these price increases are intended to improve profitability, there can be no assurance that this will occur. Subsequent unfavorable changes in the relative profitability between the Company's various products could have a material adverse effect on the Company's results of operations and on the continued merits of the Company's geographic expansion strategy.

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

PART II  OTHER INFORMATION

ITEM 4   SUBMISSION OF MATTERS TO A VOTE OF SECURITYHOLDERS


     On May 11, 1999, the annual meeting of stockholders of the Company was held. The agenda items for such meeting are shown below along with the vote of the Company's Common Stock with respect to such agenda items.

     1. Election of three Class III Directors to serve until the 2002 Annual Meeting of Stockholders or the election of their successors.

                       Nominee: Leonard D. Schaeffer
                                         Votes FOR: 67,225,738
                                         Votes WITHHELD AUTHORITY: 52,718

                       Nominee: W. Toliver Besson
                                         Votes FOR: 66,962,759
                                         Votes WITHHELD AUTHORITY: 315,697

                       Nominee: Julie A. Hill
                                         Votes FOR: 67,229,995
                                         Votes WITHHELD AUTHORITY: 48,461

     The terms of Roger E. Birk, Sheila P. Burke, Stephen L. Davenport and Elizabeth A. Sanders continued after the meeting.

     2. Proposal to approve the Company's 1999 Stock Incentive Plan.

                       Votes FOR:                                  52,769,197
                       Votes AGAINST:                              14,376,598
                       Votes ABSTAIN:                                 132,661
                       Broker non-votes:                                    0

     3. Proposal to approve the Company's 1999 Executive Officer Annual Incentive Plan.

                       Votes FOR:                                  65,539,342
                       Votes AGAINST:                               1,618,307
                       Votes ABSTAIN:                                 120,807
                       Broker non-votes:                                    0

     4. Ratification of the selection of PricewaterhouseCoopers LLP as the Company's independent public accountants for the fiscal year ending December 31, 1999.

                       Votes FOR:                                  67,234,519
                       Votes AGAINST:                                  25,863
                       Votes ABSTAIN:                                  18,094
                       Broker non-votes:                                    0

ITEM 5   OTHER INFORMATION

The Company's California operating subsidiary, Blue Cross of California is a licensed HMO in the State of California (known in California as a "health care service plan"). The California Department of Corporations (the "Department of Corporations") regulates the conduct of HMOs in the State of California. As part of its regulatory oversight, the Department of Corporations requires Blue Cross of California to submit financial statements and operating information (including membership) on a periodic basis. The Department of Corporations has recently notified the Company that it intends to make quarterly membership information available to the general public shortly after completion of each calendar quarter, via the Department of Corporation's internet website. The Department of Corporation's internet website address is www.corp.ca.gov. This membership information will reflect only Blue Cross of California's membership data and will not include membership data for the Company's other subsidiaries having members in the State of California.

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K
     (a)    Exhibits

            2.01 Amended and Restated Recapitalization Agreement dated as of March 31, 1995 by and among the Registrant, Blue Cross of California, Western Health Partnership and Western Foundation for Health Improvement, incorporated by reference to Exhibit 2.1 of the Registrant's Registration Statement on Form S-4 dated April 8, 1996

            2.02 Agreement and Plan of Reorganization dated as of July 22, 1997 by and among the Registrant, WellPoint Health Networks Inc., a California corporation ("WellPoint California"), and WLP Acquisition Corp., incorporated by reference to
                     Exhibit 99.1 of the Registrant's Current Report on Form 8-K filed on August 5, 1997

            2.03 Agreement and Plan of Merger dated as of July 9, 1998, by and among Cerulean Companies, Inc., WellPoint and Water Polo Acquisition Corp., incorporated by reference to
                     Exhibit 2.4 of the Registrant's Registration Statement on Form S-4 (Registration No. 333-64955).

            2.04 Stock Purchase Agreement dated as of July 29, 1998, by and between the Registrant and Fremont Indemnity Company, incorporated by reference to Exhibit 2.1 to the Registrant's Current Report on Form 8-K dated September 1, 1998.

            2.05 First Amendment to the Stock Purchase Agreement dated as of November 5, 1998, by and between the registrant and Fremont Indemnity Company, incorporated by reference to Exhibit
                     2.05 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1998.

            2.06 Second Amendment to the Stock Purchase Agreement dated as of February 1, 1999, by and between the registrant and Fremont Indemnity Company, incorporated by reference to
                     Exhibit 2.06 to Registrant's Annual Report on Form 10-K for the year ended December 31, 1998.

            2.07 First Amendment to the Agreement and Plan of Merger dated as of July 9, 1999, by and among Cerulean Companies, Inc., the Registrant and Water Polo Acquisition Corp.

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

            4.03     Bylaws of the Registrant (included in Exhibit 3.02)

            4.04 Indenture dated as of July 2, 1999 by and between the Registrant and The Bank of New York, as trustee (including the form of Debenture attached as Exhibit A thereto).

            10.01 1999 Stock Incentive Plan, incorporated by reference to Annex I to the Registrant's Proxy Statement on Schedule 14A dated March 25, 1999.


            10.02 1999 Executive Officer Annual Incentive Plan, incorporated by reference to Annex II to the Registrant's Proxy Statement on Schedule 14A dated March 25, 1999.


            10.03    Promissory Note dated as of April 5, 1999 made by Clifton
                     R. Gaus in favor of the Registrant


            10.04 Stock Purchase Agreement dated as of June 29, 1999 by and between the Registrant and the California HealthCare Foundation.


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


                              WELLPOINT HEALTH NETWORKS INC.
                              Registrant


Date: August  13, 1999        By: \s\ LEONARD D. SCHAEFFER
                                  ------------------------
                                  Leonard D. Schaeffer
                                  Chairman of the Board of Directors
                                  and Chief Executive Officer



Date: August  13, 1999        By:  \s\ DAVID C. COLBY
                                   ------------------
                                   David C. Colby
                                   Executive Vice President
                                   and Chief Financial Officer



Date: August  13, 1999        By:  \s\ S. LOUISE MCCRARY
                                   ---------------------
                                   S. Louise McCrary
                                   Senior Vice President and
                                   Chief Accounting Officer