Form 10-Q
period 1999-09-30
WELLPOINT HEALTH NETWORKS INC /DE/
filed 1999-11-15
CIK 1013220

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q
              (Mark One)

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1999

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

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                             ---   ---

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

       TITLE OF EACH CLASS                   OUTSTANDING AT NOVEMBER 11, 1999
       ------------------                    --------------------------------
   Common Stock, $0.0l par value                      63,638,380 shares

                         WELLPOINT HEALTH NETWORKS INC.
                          THIRD QUARTER 1999 FORM 10-Q
                                TABLE OF CONTENTS


                                                                                      PAGE
                                                                                      ----
PART I.  FINANCIAL INFORMATION

  ITEM 1.   Financial Statements

            Consolidated Balance Sheets as of September 30, 1999 and
               December 31, 1998........................................................ 1

            Consolidated Income Statements for the Three and Nine Months
               Ended September 30, 1999 and 1998........................................ 2

            Consolidated Statement of Changes in Stockholders' Equity
               for the Nine Months Ended September 30, 1999............................. 3

            Consolidated Statements of Cash Flows for the
               Nine Months Ended September 30, 1999 and 1998............................ 4

               Notes to Consolidated Financial Statements............................... 5

  ITEM 2.   Management's Discussion and Analysis of
               Financial Condition and Results of Operations........................... 12

PART II.  OTHER INFORMATION

  ITEM 6.   Exhibits and Reports on Form 8-K........................................... 35

SIGNATURES  ........................................................................... 37


ITEM 1.   FINANCIAL STATEMENTS

                                                WELLPOINT HEALTH NETWORKS INC.
                                                 Consolidated Balance Sheets

(IN THOUSANDS, EXCEPT SHARE DATA)                                         September 30,       December 31,
                                                                            1999                1998
                                                                          ------------        ------------
                                                                                    (Unaudited)
ASSETS
Current Assets:
   Cash and cash equivalents                                              $  644,032            $  410,875
   Investment securities, at market value                                  2,565,221             2,250,174
   Receivables, net                                                          488,104               485,259
   Deferred tax assets                                                       131,494               121,881
   Income taxes recoverable                                                        -                95,902
   Other current assets                                                       56,303                70,349
                                                                          ----------            ----------
       Total Current Assets                                                3,885,154             3,434,440
Property and equipment, net                                                  130,389               131,459
Intangible assets, net                                                        90,259                93,937
Goodwill, net                                                                312,521               336,155
Long-term investments, at market value                                       103,893               103,253
Deferred tax assets                                                           66,569                79,976
Other non-current assets                                                      45,688                46,614
                                                                          ----------            ----------
           Total Assets                                                   $4,634,473            $4,225,834
                                                                          ==========            ==========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
   Medical claims payable                                                 $1,077,072            $  946,502
   Reserves for future policy benefits                                        57,047                55,024
   Unearned premiums                                                         217,512               215,058
   Accounts payable and accrued expenses                                     455,763               342,713
   Experience rated and other refunds                                        213,005               249,685
   Income taxes payable                                                       69,026                     -
   Other current liabilities                                                 372,885               373,882
                                                                          ----------            ----------
      Total Current Liabilities                                            2,462,310             2,182,864
Accrued postretirement benefits                                               70,983                67,058
Reserves for future policy benefits, non-current                             293,455               319,056
Long-term debt                                                               501,827               300,000
Other non-current liabilities                                                 38,600                41,633
                                                                          ----------            ----------
      Total Liabilities                                                    3,367,175             2,910,611
Stockholders' Equity:
   Preferred Stock - $0.01 par value, 50,000,000 shares
       authorized, none issued and outstanding                                     -                     -
   Common Stock - $0.01 par value, 300,000,000 shares
       authorized, 71,391,998 and 70,620,657 issued
       at September 30, 1999 and December 31, 1998, respectively                 714                   706
   Treasury stock, at cost, 6,376,556 and 3,501,556 shares at
       September 30, 1999 and December 31, 1998, respectively               (409,353)             (193,435)
   Additional paid-in capital                                                955,091               921,747
   Retained earnings                                                         774,462               576,598
   Accumulated other comprehensive income                                    (53,616)                9,607
                                                                          ----------            ----------
       Total Stockholders' Equity                                          1,267,298             1,315,223
                                                                          ----------            ----------
               Total Liabilities and Stockholders' Equity                 $4,634,473            $4,225,834
                                                                          ==========            ==========


      See the accompanying notes to the consolidated financial statements.

                                      WELLPOINT HEALTH NETWORKS INC.
                                     Consolidated Income Statements
                                              (Unaudited)



(IN THOUSANDS, EXCEPT EARNINGS PER SHARE)                    Three Months Ended September 30,     Nine Months Ended September 30,
                                                             --------------------------------     ------------------------------
                                                              1999              1998               1999               1998
                                                              ----             -----               ----               ----
Revenues:
  Premium revenue                                           $ 1,744,255       $1,480,058        $5,069,739       $4,375,261
  Management services revenue                                   103,989          109,587           323,188          329,002
  Investment income                                              43,269           39,094           126,604           70,511
                                                            -----------       -----------       -----------      ----------
                                                              1,891,513        1,628,739         5,519,531        4,774,774
Operating Expenses:
  Health care services and other benefits                     1,400,391        1,191,848         4,092,039        3,518,793
  Selling expense                                                85,263           71,255           240,882          207,039
  General and administrative expense                            269,245          240,985           786,520          729,831
                                                            -----------       ----------        ----------       ----------
                                                              1,754,899        1,504,088         5,119,441        4,455,663
                                                            -----------       ----------        ----------       ----------
Operating Income                                                136,614          124,651           400,090          319,111
  Interest expense                                                3,686            5,817            15,693           20,425
  Other expense, net                                              7,914            6,530            26,249           19,971
                                                            -----------       ----------        ----------       ----------

Income from Continuing Operations before Provision for
  Income Taxes and Cumulative Effect of Accounting Change       125,014          112,304           358,148          278,715
  Provision (benefit) for income taxes                           48,781          (39,904)          139,726           26,563
                                                            -----------       ----------        ----------       ----------
Income from Continuing Operations before Cumulative
  Effect of Accounting Change                                    76,233          152,208           218,422          252,152
Loss from Workers' Compensation Segment, net of tax                   -                -                 -          (12,592)
Loss on disposal of Workers' Compensation Segment                     -                -                 -          (75,676)
                                                            -----------       ----------        ----------       ----------
Loss from Discontinued Operations                                     -                -                 -          (88,268)
Cumulative Effect of Accounting Change, net of tax                    -                -           (20,558)               -
                                                            ===========       ==========        ==========       ==========
Net Income                                                  $    76,233       $  152,208        $  197,864       $  163,884
                                                            ===========       ==========        ==========       ==========


Earnings Per Share
  Income from continuing operations before cumulative
    effect of accounting change                             $      1.16       $     2.20       $      3.27       $     3.61
  Loss from discontinued operations                                   -                -                 -            (1.26)
  Cumulative effect of accounting change                              -                -             (0.31)               -
                                                            ===========       ==========       ===========       ==========
  Net Income                                                $      1.16       $     2.20       $      2.96       $     2.35
                                                             ===========      ===========       ===========      ==========

Earnings Per Share Assuming Full Dilution
  Income from continuing operations before cumulative
    effect of accounting change                             $      1.11       $     2.16        $      3.19      $      3.56
  Loss from discontinued operations                                   -                -                  -            (1.25)
  Cumulative effect of accounting change                              -                -              (0.30)               -
                                                            ===========       ==========        ===========      ===========
  Net Income                                                $      1.11       $     2.16        $      2.89      $      2.31
                                                            ===========       ==========        ===========      ===========




      See the accompanying notes to the consolidated financial statements.

                         WELLPOINT HEALTH NETWORKS INC.
            Consolidated Statement of Changes in Stockholders' Equity
                                   (Unaudited)

(IN THOUSANDS)                                                 Common Stock
                                                        ---------------------------                          Accumulated
                                                            Issued      In Treasury  Additional               Other
                                              Preferred -------------- ------------   Paid - in  Retained  Comprehensive
                                                Stock   Shares  Amount    Amount       Capital   Earnings     Income       Total
                                              --------- ------- ------ ------------ ------------ --------- ------------ -----------
Balance as of December 31, 1998                  $   -  70,621  $  706  $ (193,435)    $ 921,747 $ 576,598   $   9,607  $ 1,315,223

Comprehensive income
    Net income                                                                                     197,864                  197,864
    Other comprehensive income, net
        of tax (see Note 4)
        Change in unrealized valuation
          adjustment on investment
          securities,net of reclassification
          adjustment, net of deferred
          tax of $38,417                                                                                       (64,070)     (64,070)
        Foreign currency adjustments,
            net of deferred tax of $527                                                                            847          847
                                                                                                 --------- ------------ -----------
Total comprehensive income                                                                         197,864     (63,223)     134,641
                                                                                                 --------- ------------ -----------
Stock repurchased, 2,875,000 shares
        at cost                                                           (215,918)                                        (215,918)

Stock issued under Company's
        stock option / award plan                          771       8                    33,344                             33,352

                                              ========= ======= ====== ============ ============ ========= ============ ===========
Balance as of September 30, 1999                 $   -  71,392  $  714  $ (409,353)    $ 955,091 $ 774,462   $ (53,616) $ 1,267,298
                                              ========= ======= ====== ============ ============ ========= ============ ===========

     See the accompanying notes to the consolidated financial statements.

                         WELLPOINT HEALTH NETWORKS INC.
                      Consolidated Statements of Cash Flows
                                   (Unaudited)

(IN THOUSANDS)                                                                             Nine Months Ended September 30,
                                                                                          --------------------------------
                                                                                             1999                   1998
                                                                                          ----------            -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Income from continuing operations before cumulative effect of
    accounting change                                                                     $   218,422           $   252,152
  Adjustments to reconcile income from continuing operations to net cash provided by continuing operating activities:
     Depreciation and amortization, net of accretion                                           57,701                39,152
     Losses on sales of assets, net                                                             8,200                37,605
     Provision (benefit) for deferred income taxes                                             41,684               (19,119)
     Amortization of deferred gain on sale of building                                         (3,320)               (3,319)
     Accretion of interest on zero coupon convertible subordinated debentures                   1,004                     -
     (Increase) decrease in certain assets:
        Receivables, net                                                                       (4,387)             (101,196)
        Income taxes recoverable                                                              179,585               (71,794)
        Other current assets                                                                  (21,169)                 (354)
        Other non-current assets                                                                  926                 1,483
     Increase (decrease) in certain liabilities:
        Medical claims payable                                                                130,570                37,401
        Reserves for future policy benefits                                                   (23,578)               (5,062)
        Unearned premiums                                                                       2,454                 2,420
        Accounts payable and accrued expenses                                                  75,376                18,744
        Experience rated and other refunds                                                    (36,680)                3,341
        Other current liabilities                                                              13,716                28,195
        Accrued postretirement benefits                                                         3,925                   646
        Other non-current liabilities                                                             287                (1,127)
                                                                                          -----------           -----------
            Net cash provided by continuing operating activiteis                              644,716               219,168
                                                                                          -----------           -----------
Loss from discontinued operations                                                                   -               (12,592)
Adjustment to derive cash flows from discontinued operating activities:
        Change in net operating assets                                                              -                 8,233
                                                                                          -----------           -----------
Net cash used in discontinued operating activities                                                  -                (4,359)
                                                                                          -----------           -----------
            Net cash provided by operating activities                                         644,716               214,809
                                                                                          -----------           -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Investments purchased                                                                    (2,502,604)           (2,243,179)
  Proceeds from investments sold and matured                                                2,072,059             2,181,268
  Property and equipment purchased                                                            (26,589)              (58,473)
  Proceeds from property and equipment sold                                                       263                24,571
  Proceeds from sale of Workers' Compensation business                                              -               101,413
  Settlement of sales price for sale of Workers' Compensation business                         (6,733)                    -
                                                                                          -----------           -----------
            Net cash provided by (used in) continuing investing activities                   (463,604)                5,600
                                                                                          -----------           -----------
  Net cash provided by discontinued investing activities                                            -                15,877
                                                                                          -----------           -----------
            Net cash provided by (used in) investing activities                              (463,604)               21,477
                                                                                          -----------           -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Repayment of long-term debt                                                                      -              (135,000)
   Proceeds from issuance of zero coupon subordinated convertible debentures                  200,823                     -
   Proceeds from issuance of common stock                                                      33,352                23,979
   Common stock repurchased                                                                  (182,130)             (124,126)
                                                                                          -----------           -----------
            Net cash provided by (used in) financing activities                                52,045              (235,147)
                                                                                          -----------           -----------
Net increase in cash and cash equivalents                                                     233,157                 1,139
Cash and cash equivalents at beginning of period                                              410,875               269,067
                                                                                          -----------           -----------
Cash and cash equivalents at end of period                                                $   644,032           $   270,206
                                                                                          ===========           ===========

     See the accompanying notes to the consolidated financial statements.

                          WELLPOINT HEALTH NETWORKS INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


1.   ORGANIZATION

     WellPoint Health Networks Inc. (the "Company" or "WellPoint") is one of the nation's largest publicly traded managed health care companies. As of September 30, 1999, WellPoint had approximately 7.2 million medical members and approximately 30.6 million specialty members. The Company offers a broad spectrum of network-based managed care plans. WellPoint provides these plans to the large and small employer, individual and senior markets. The Company's managed care plans include preferred provider organizations ("PPOs"), health maintenance organizations ("HMOs"), point-of-service ("POS") plans, other hybrid medical plans and traditional indemnity plans. In addition, the Company offers managed care services, including underwriting, actuarial services, network access, medical cost management and claims processing. The Company offers a continuum of managed health care plans while providing incentives to members and employers to select more intensively managed plans. The Company typically offers such plans at a lower cost in exchange for additional cost-control measures, such as limited flexibility in choosing physicians and hospitals that are not included in the Company's provider networks. The Company believes that it is better able to predict and control its health care costs as its members select more intensively managed health care plans. The Company also provides a broad array of specialty and other products and services, including pharmacy, dental, utilization management, life insurance, preventive care, disability, behavioral health, COBRA and flexible benefits account administration.

2.   BASIS OF PRESENTATION

     The accompanying unaudited consolidated financial statements of WellPoint, in the opinion of management, reflect all material adjustments (which are of a normal recurring nature) necessary for the fair presentation of its financial position as of September 30, 1999, the results of its operations for the quarter and nine months ended September 30, 1999 and 1998, cash flows for the nine months ended September 30, 1999 and 1998 and its changes in stockholders' equity for the nine months ended September 30, 1999. The results of operations for the interim periods presented are not necessarily indicative of the operating results for the full year.

                         WELLPOINT HEALTH NETWORKS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

3.   EARNINGS PER SHARE

     The following summarizes the dilutive effect of the Company's common stock equivalents, stock options and its subordinated convertible debentures, on earnings per share. There were no antidilutive securities in any of the periods presented.


                                                                 Three Months Ended                    Nine Months Ended
                                                                    September 30,                        September 30,
                                                            ----------------------------          -----------------------------
                                                              1999               1998               1999                1998
                                                            ---------          ---------          ---------           ---------
BASIC EARNINGS PER SHARE CALCULATION:
NUMERATOR
Income from continuing operations before cumulative
  effect of accounting change                               $  76,233          $ 152,208          $ 218,422           $ 252,152
Loss from discontinued operations                                   -                  -                  -             (88,268)
Cumulative effect of accounting change                              -                  -            (20,558)                  -
                                                            ---------          ---------          ---------           ---------
Net Income                                                  $  76,233          $ 152,208          $ 197,864           $ 163,884
                                                            =========          =========          =========           =========
DENOMINATOR
Weighted average shares outstanding                            65,768             69,328             66,878              69,778
                                                            =========          =========          =========           =========
EARNINGS PER SHARE
Income from continuing operations before cumulative
  effect of accounting change                               $    1.16          $    2.20          $    3.27           $    3.61
Loss from discontinued operations                                   -                  -                  -               (1.26)
Cumulative effect of accounting change                              -                  -              (0.31)                  -
                                                            ---------          ---------          ---------           ---------
Net Income                                                  $    1.16          $    2.20          $    2.96           $    2.35
                                                            =========          =========          =========           =========
EARNINGS PER SHARE ASSUMING FULL DILUTION
CALCULATION:
NUMERATOR
Income from continuing operations before cumulative
  effect of accounting change                               $  76,233          $ 152,208          $ 218,422           $ 252,152
Interest expense on zero coupon convertible
  subordinated debentures, after tax                              639                  -                639                   -
                                                            ---------          ---------          ---------           ---------
Adjusted income from continuing operations before
  cumulative effect of accounting change                       76,872            152,208            219,061             252,152
Loss from discontinued operations                                   -                  -                  -             (88,268)
Cumulative effect of accounting change                              -                  -            (20,558)                  -
                                                            ---------          ---------          ---------           ---------
Adjusted Net Income                                         $  76,872          $ 152,208          $ 198,503           $ 163,884
                                                            =========          =========          =========           =========
DENOMINATOR
Weighted average shares outstanding                            65,768             69,328             66,878              69,778
Net effect of dilutive stock options                            1,152                993              1,234               1,111
Assumed conversion of zero coupon convertible
  subordinated debentures                                       2,032                  -                677                   -
                                                            ---------          ---------          ---------           ---------
Fully diluted weighted average shares outstanding              68,952             70,321             68,789              70,889
                                                            =========          =========          =========           =========
EARNINGS PER SHARE ASSUMING FULL DILUTION
Income from continuing operations before cumulative
  effect of accounting change                               $    1.11          $    2.16          $    3.19           $    3.56
Loss from discontinued operations                                   -                  -                  -               (1.25)
Cumulative effect of accounting change                              -                  -              (0.30)                  -
                                                            ---------          ---------          ---------           ---------
Net Income                                                  $    1.11          $    2.16          $    2.89           $    2.31
                                                            =========          =========          =========           =========

                         WELLPOINT HEALTH NETWORKS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)


4.   COMPREHENSIVE INCOME

     The following summarizes comprehensive income reclassification adjustments required under SFAS No. 130.

                                                                                    Nine Months Ended
(In thousands)                                                                      September 30, 1999
                                                                                    ------------------
Holding losses arising during the period (net of tax benefit of $37,290)                 $     (58,327)
Add:
  Reclassification adjustment  related to foreign exchange gains
    (net of tax expense of $127)                                                                   199
  Reclassification adjustment for realized losses on investment securities (net of tax benefit of $3,258)
                                                                                                (5,095)
                                                                                    ------------------
Net loss recognized in other comprehensive income (net of tax benefit of
    $40,421)                                                                             $     (63,223)
                                                                                    ==================

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

6.   CONTINGENCIES

     From time to time, the Company and certain of its subsidiaries are parties to various legal proceedings, many of which involve claims for coverage encountered in the ordinary course of business. The Company, like HMOs and health insurers generally, excludes certain health care services from coverage under its HMO, PPO and other plans. The Company is, in its ordinary course of business, subject to the claims of its enrollees arising out of decisions to restrict treatment or reimbursement for certain services. The loss of even one such claim, if it results in a significant punitive damage award, could have a material adverse effect on the Company. In addition, the risk of potential liability under punitive damage theories may increase significantly the difficulty of obtaining reasonable settlements of coverage claims. Recently, a number of class-action lawsuits have been brought against several of the Company's competitors alleging, among other things, various misrepresentations regarding their health plans and breaches of fiduciary obligations to health plan members. The Company has not yet been made a party to any of such lawsuits. The financial and operational impact that these and other evolving theories of recovery will have on the managed care industry generally, or the Company in particular, is at present unknown.

     Certain of such legal proceedings are or may be covered under insurance policies or indemnification agreements. Based upon information presently available, management of the Company believes that the final outcome of all such proceedings should not have a material adverse effect on the Company's results of operations, cash flows or financial condition.

                         WELLPOINT HEALTH NETWORKS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

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

     The following tables present segment information for the Large Employer Group and Individual and Small Employer Group business units for the quarters and nine months ended September 30, 1999 and 1998, respectively.


QUARTER ENDED SEPTEMBER 30, 1999
                                                 Large              Individual &       Corporate
                                                Employer           Small Employer          &
                                                 Group                 Group             Other           Consolidated
                                               ----------          --------------      ----------        ------------
(IN THOUSANDS)
Premium revenue                                $  970,406          $      660,180      $  113,669          $1,744,255
Management services revenue                        88,667                     820          14,502             103,989
                                               ----------          --------------      ----------        ------------
Total revenue from external customers           1,059,073                 661,000         128,171           1,848,244
Intercompany revenues                               5,574                   2,700          (8,274)                  -
Segment income from continuing
  operations                                   $   48,885          $       40,240      $  (12,292)         $   76,233
                                               ==========          ==============      ==========        ============

                         WELLPOINT HEALTH NETWORKS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

7.   BUSINESS SEGMENT INFORMATION, CONTINUED


QUARTER ENDED SEPTEMBER 30, 1998

                                                 Large              Individual &       Corporate
                                                Employer           Small Employer          &
                                                 Group                 Group             Other           Consolidated
                                               ----------          --------------      ----------        ------------
(IN THOUSANDS)
Premium revenue                                $  859,419          $      533,778      $   86,861          $1,480,058
Management services revenue                        96,565                   1,194          11,828             109,587
                                               ----------          --------------      ----------        ------------
Total revenue from external customers             955,984                 534,972          98,689           1,589,645
Intercompany revenues                               3,436                   -              (3,436)                  -
Segment income from continuing
  operations                                   $   57,696          $       27,035      $   67,477          $  152,208
                                               ==========          ==============      ==========        ============


NINE MONTHS ENDED SEPTEMBER 30, 1999

                                                 Large              Individual &       Corporate
                                                Employer           Small Employer          &
                                                 Group                 Group             Other           Consolidated
                                               ----------          --------------      ----------        ------------
(IN THOUSANDS)
Premium revenue                                $2,865,881          $    1,871,098      $  332,760        $  5,069,739
Management services revenue                       276,211                   3,808          43,169             323,188
                                               ----------          --------------      ----------        ------------
Total revenue from external customers           3,142,092               1,874,906         375,929           5,392,927
Intercompany revenues                              12,844                   3,200         (16,044)                  -
Segment income from continuing
  operations                                   $  147,885          $       97,819      $  (27,282)       $    218,422
                                               ==========          ==============      ==========        ============
Segment Assets                                 $2,209,139          $      946,177      $1,479,157        $  4,634,473
                                               ==========          ==============      ==========        ============

                         WELLPOINT HEALTH NETWORKS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)


7.   BUSINESS SEGMENT INFORMATION, CONTINUED



NINE MONTHS ENDED SEPTEMBER 30, 1998
                                                          Large          Individual &       Corporate
                                                        Employer        Small Employer          &
                                                          Group             Group             Other          Consolidated
                                                    ------------------ ----------------- ----------------- -----------------
(IN THOUSANDS)
Premium revenue                                           $ 2,570,067       $ 1,550,542      $    254,652       $ 4,375,261
Management services revenue                                   292,074             3,421            33,507           329,002
                                                    ------------------ ----------------- ----------------- -----------------
Total revenue from external customers                       2,862,141         1,553,963          288,159          4,704,263
Intercompany revenues                                          11,162                 -          (11,162)                 -
Segment income from continuing
  operations                                             $    144,390       $   108,638      $      (876)       $   252,152
                                                    ================== ================= ================= =================
Segment Assets                                           $  2,251,411       $   755,330      $  1,179,358       $ 4,186,099
                                                    ================== ================= ================= =================

8.   PENDING TRANSACTION

     On July 9, 1998, the Company entered into an Agreement and Plan of Merger (the "Merger Agreement") by and among the Company, Cerulean Companies, Inc. ("Cerulean") and Water Polo Acquisition Corp., a wholly owned subsidiary of the Company (the "Merger Sub"). Pursuant to the Merger Agreement, Cerulean will merge with and into Merger Sub (the "Merger"). Cerulean is the parent company of Blue Cross and Blue Shield of Georgia, Inc., which served approximately 1.6 million persons in the State of Georgia as of December 31, 1998. At the effective time of the Merger, the shareholders of Cerulean will receive WellPoint Common Stock with a market value of $500 million (subject to certain adjustments). Certain shareholders of Cerulean will have the option to receive cash in lieu of WellPoint Common Stock in the Merger, subject to a maximum aggregate limit of $225 million. The transaction is intended to qualify as a tax-free reorganization for Cerulean shareholders that elect to receive WellPoint Common Stock. On June 25, 1999, the shareholders of Cerulean approved the plan of merger with the Company. In order to complete the transaction, the Company must obtain the approval of the Georgia Department of Insurance after a public hearing. See "Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations."

9.   ACCOUNTING CHANGE

     Effective January 1, 1999, the Company changed its method of accounting for start-up costs related to the Company's provider and sales network development to comply with AICPA Statement of Position No. 98-5, "Reporting on the Costs of Start-Up Activities." The change involves expensing these costs as incurred, rather than capitalizing and subsequently amortizing such costs.

                         WELLPOINT HEALTH NETWORKS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

9.   ACCOUNTING CHANGE, CONTINUED

     The change in accounting principle resulted in the write-off of the costs capitalized as of January 1, 1999. The cumulative effect of the write-off, which totals $20.6 million, net of tax, has been expensed and reflected in the Company's results of operations for the nine months ended September 30, 1999.

10.  LONG-TERM DEBT

     ZERO COUPON CONVERTIBLE SUBORDINATED DEBENTURES

     During the quarter ended September 30, 1999, the Company issued $299 million aggregate principal amount at maturity of zero coupon convertible subordinated debentures due 2019. The proceeds totaled approximately
     $200.8 million. The debentures accrue interest at a yield to maturity of 2.0% per year, compounded semi-annually. The debentures will result in an increase in accrued interest expense of approximately $3.9 million during the one-year period immediately following their issuance, with such annual accrued interest expense increasing until maturity. The debentures may be converted into common stock at the option of the debentureholder, at a rate of 6.797 shares per $1,000 principal amount at maturity.

11.  SUBSEQUENT EVENTS

     On October 6, 1999, the board of directors authorized the repurchase of some or all of the Company's zero coupon convertible subordinated debentures for cash. On November 1, 1999, the Company repurchased $33 million in aggregate principal amount at maturity of the Company's zero coupon subordinated convertible debentures due 2019 at a total purchase price of $19.8 million. The gain on such repurchase will be reported on the Company's financial statements as an extraordinary item in the fourth quarter of 1999.

     On October 5, 1999, the board of directors amended WellPoint's existing stock repurchase program in order to authorize the future repurchase of up to five million shares of its outstanding common stock. Between October 1 and October 5, 1999, the Company repurchased approximately 1.4 million shares of its common stock under its previous authorization.

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

GENERAL

The Company is one of the nation's largest publicly traded managed health care companies. As of September 30, 1999, WellPoint had approximately 7.2 million medical members and approximately 30.6 million specialty members. The Company offers a broad spectrum of network-based managed care plans. WellPoint provides these plans to the large and small employer, individual and senior markets. The Company's managed care plans include HMOs, PPOs, POS plans, other hybrid plans and traditional indemnity plans. In addition, WellPoint offers managed care services, including underwriting, claims processing, actuarial services, network access and medical cost management. The Company also provides a broad array of specialty and other products, including pharmacy, dental, utilization management, life insurance, preventive care, disability insurance, behavioral health, COBRA and flexible benefits account administration. The Company markets its products in California under the name Blue Cross of California and outside of California under the name UNICARE. Historically, the Company's primary market for managed care products has been California. The Company holds the exclusive right in California to market its products under the Blue Cross name and mark.

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

PENDING ACQUISITION OF CERULEAN

On July 9, 1998, the Company entered into an Agreement and Plan of Merger with Cerulean (See Note 8 to the Consolidated Financial Statements). Cerulean, principally through its Blue Cross and Blue Shield of Georgia subsidiary, offers insured and administrative services products primarily in the State of Georgia. Cerulean has historically experienced a higher administrative expense ratio than the Company's core businesses due to its higher concentration of administrative services business. Cerulean has also historically experienced a higher medical loss ratio than the Company's core businesses due to its higher percentage of large group business, and fewer managed care offerings. Accordingly, it is expected that Cerulean's higher loss and administrative expense ratios will ultimately contribute to an increase in those ratios for the Company.

In September 1998, a class action lawsuit was filed in Richmond County, Georgia on behalf of certain current and former policyholders of Blue Cross Blue Shield of Georgia (the "Conversion Litigation"). The claims brought in the Conversion Litigation relate to the conversion of Blue Cross Blue Shield of Georgia from a non-profit entity to a for-profit entity in October 1996 (the "Conversion"). At the time of the Conversion, each eligible Blue Cross Blue Shield of Georgia subscriber was offered five shares of Cerulean Class A stock. In order to receive such shares, each eligible subscriber had to return certain election forms prepared by Cerulean. At the time of the Conversion, approximately 90,000 of the 160,000 eligible subscribers did not return their election forms. The litigation sought to compel Cerulean to issue five additional shares of its Class A Common Stock to each of the 90,000 subscribers. On December 17, 1998, the Superior Court judge in the Conversion Litigation issued an order in favor of the plaintiffs. Cerulean filed an appeal with the Georgia Supreme Court, which accepted jurisdiction and granted expedited treatment to the appeal. On May
3, 1999, the Georgia Supreme Court reversed the ruling of the Superior Court, holding that the Superior Court erred in considering and ruling upon the plaintiffs' claims. The Georgia Supreme Court's ruling did not affect pending derivative and fraud claims brought by the plaintiffs.

The plaintiffs in this litigation subsequently filed a petition with the Georgia Department of Insurance, arguing substantially the same claims made in the Richmond County litigation. This petition was denied by the Georgia Department of Insurance, and the plaintiffs brought an appeal in the Richmond County Superior Court. On September 23, 1999, the Superior Court judge ruled in favor of the plaintiffs and effectively overturned the denial of the plaintiffs' petition by the Georgia Department of Insurance. The Superior Court judge ruled that the Conversion was not carried out in accordance with the terms of the order issued in 1996 by the Georgia Department of Insurance and that, as a result, the plaintiffs were entitled to be issued five shares each of Cerulean Class A Common Stock. The judge's order directed the Georgia Department of Insurance to vacate its earlier order denying the plaintiffs' petition and to enter an order in their favor. At the same time, the judge also denied a motion by Cerulean to intervene in the plaintiffs' appeal. The Georgia Department of Insurance and Cerulean each filed motions with the Georgia Supreme Court for appeal of these orders and, on November 12, 1999, the Georgia Supreme Court transferred the appeals to the Georgia Court of Appeals, Georgia's Intermediate level court. The Georgia Court of Appeals has discretionary authority in deciding whether to hear such appeals. Cerulean is currently evaluating various alternative courses of action to resolve the litigation.

On June 25, 1999, Cerulean held a special meeting of shareholders, at which the Cerulean shareholders approved the plan of merger with the Company. In order to complete the Merger, a number of other conditions must be satisfied, including approval by the Georgia Department of Insurance after a public hearing and the absence of pending material litigation. The plaintiffs in the Richmond County litigation have been granted the right to intervene in the public hearing as policyholders of Blue Cross Blue Shield of Georgia.

The Merger Agreement between the Company and Cerulean originally provided that either party could terminate the Merger Agreement if all conditions to closing were not satisfied on or before July 9, 1999. The Company and Cerulean have agreed to an extension of this date until December 31, 1999. The Company does not currently expect that the Merger will be completed prior to the end of 1999. If all of the conditions to closing have not been satisfied by the extended termination date and Cerulean and WellPoint have not mutually agreed to a further extension of the termination date, then either WellPoint or Cerulean could elect to terminate the Merger Agreement.

LEGISLATION

In September 1999, the California Legislature enacted and the California Governor subsequently signed into law a number of health care reform measures. The following is a summary of the material terms of the most significant of these new laws. The Managed Health Care Insurance Accountability Act of 1999 ("SB 21"), which becomes effective for health care services rendered after January 1, 2001, establishes an explicit duty on managed care entities to exercise ordinary care in arranging for the provision of medically necessary health care services to their subscribers and imposes liability for all harm legally caused by the failure to exercise such ordinary care. Managed care entities may be held liable if their failure to exercise ordinary care results in the denial, delay or modification of a health care service recommended for or furnished to the subscriber and the subscriber suffers "substantial harm." For purposes of the statute, "substantial harm" is defined as the loss of life, loss of or significant impairment of a limb or bodily function, significant disfigurement, severe and chronic pain or significant financial loss. Liability may be established for health care services regardless of whether the recommending health care provider is a contracting provider with the managed care entity. Managed care plans may not seek indemnity from a health care provider for the liability imposed by the statute. A cause of action may not be maintained under the statute against a managed care entity unless the subscriber has exhausted independent medical review procedures, except in instances where substantial harm has occurred or will imminently occur prior to the completion of the independent medical review.

Assembly Bill 55 ("AB 55") establishes an independent medical review system effective as of January 1, 2001. Every health plan enrollee, whether currently under the regulatory supervision of the California Department of Corporations or the California Department of Insurance, must be provided with an opportunity to seek an independent medical review whenever health care services have been denied, modified or delayed by a managed care entity or one of its contracting providers, if this decision was based on a finding that the proposed services are not medically necessary. Under AB 55, there is no minimum dollar level for claims to be subject to the independent review process and the enrollee will not have any responsibility for the payment of any application or processing fee. An enrollee's provider may assist and advocate in the review. All health plan contracts issued or renewed after January 1, 2000 must provide an opportunity to seek an independent review effective as of January 1, 2001. The statute does not apply to decisions by a health plan that health care services are not covered under the plan issued to the subscriber. The newly established Department of Managed Care (which is described below) is instructed to contract with one or more medical review organizations by January 1, 2001.

Assembly Bill 88 ("AB 88") requires that any health care service plan contract or disability insurance policy issued or renewed on or after July 1, 2000 must provide coverage for the diagnosis and medically necessary treatment of severe mental illness under the same terms and conditions applied to other medical conditions.

Assembly Bill 78 ("AB 78") provides for the creation of a Department of Managed Care into which will be transferred the existing health care service plan operations of the California Department of Corporations. This will become operative on the earlier of July 1, 2000 or the issuance of an executive order by the California Governor. The Department of Managed Care will be advised by an advisory committee consisting of 22 members, 11 of whom will be appointed by the Governor, 10 of whom will be appointed by the joint recommendation of the Governor, the Speaker of the California Assembly and the California Senate Committee on Rules and one of whom will be the Director of the Department (who will be appointed by the Governor). This advisory committee will issue an annual report, which will include a report card issued to the public on the comparative performance of managed care organizations. This bill also establishes an Office of Patient Advocate, who will be appointed by the California Governor, to represent the interest of enrollees. The Office of Patient Advocate will be charged with the responsibility of helping enrollees secure health care services and will have access to the records of the Department of Managed Care. Under the legislation, the new Department of Managed Care will be granted expanded powers, including the ability to order the discontinuance of "unsafe or unjurious practices."

Senate Bill 260 ("SB 260") establishes a Financial Solvency Standards Board (the "Board") comprised of the Director of the Department of Managed Care (the "Director") and seven members appointed by the Director. The Board will review financial solvency matters affecting the delivery of health care services and recommend financial solvency requirements relating to plan operations, plan-affiliate operations and transactions, plan-provider contractual relationships and provider-affiliate operations and transactions. Effective January 1, 2001, every contract between a health care service plan and a risk-bearing organization (i.e., any provider group that provides services in exchange for fixed capitation payments) must include a requirement that the risk-bearing organization furnish financial information to the health care service plan. In addition, the health care service plan must disclose information to the risk-bearing organization that enables the organization to be informed regarding its financial risk. Plans must provide payment of all risk arrangements, excluding capitation payments, within 180 days after the close of each fiscal year. On or before June 30, 2000, the Director must adopt regulations providing for a process of reviewing and grading risk-bearing organizations based on criteria regarding financial responsibility, estimates for incurred but not reported claims ("IBNR"), tangible net equity and level of working capital. Risk-bearing organizations may not be at financial risk for the provision of health care services unless a particular contract provision allocating such risk has first been negotiated and agreed to between the health care service plan and the risk-bearing organization. In addition, no contract between a health care service plan and a risk-bearing organization may include any provision that requires a health care provider to accept rates or methods of payments unless the provisions have first has been negotiated and agreed to between the plan and the risk-bearing organization.

Senate Bill 559 ("SB 559"), which is effective July 1, 2000, imposes certain disclosure obligations and other limitations on health care plans, such as the Company, that make their networks of contracted providers available to other entities. Under SB 559, health care plans must disclose to contracting providers that they intend to make their health care networks, and the negotiated discounts, available to other payors such as self-insured employers or workers' compensation insurance companies. Providers may decline to be included in any list of contracted providers made available to any payor entity that does not provide financial incentives to, or otherwise actively encourage, the payor's members to use the list of contracting providers when obtaining medical care.

The California Legislature also adopted new legislation that imposes restrictions on the categories of persons that may be involved in medical management activities and on the conduct of such activities. Various other newly adopted bills mandate coverage for certain benefits, such as the provision of oral contraceptives, and place further limitations on health plan operations. Although it is too early to determine the effects of the recently enacted legislation, the Company expects that this legislation and any other legislation adopted in the future will increase the Company's cost of operations and may have the effect of increasing the Company's loss ratio or decreasing the affordability of its products. As a result, this legislation could have a material adverse effect on the Company's results of operations, financial condition and cash flows.

In May 1997, the Texas Legislature adopted Senate Bill No. 386 ("SB 386"). Among other things, this legislation purports to make managed care organizations ("MCOs") such as the Company liable for the failure by the MCO, its employees or agents to exercise ordinary care when making "health care treatment decisions" (as defined in SB 386). The legislation was effective as of September 1, 1997. In September 1998, the United States District Court for the Southern District of Texas ruled, in part, that the MCO liability provisions of SB 386 are not preempted by the Federal Employee Retirement Income Security Act of 1974 ("ERISA"). To date, this legislation has not adversely affected the Company's results of operations. Similar legislation was recently enacted in Georgia. Although the Company maintains insurance covering such liabilities, to the extent that this legislation (or similar legislation that may be subsequently adopted at the Federal or state level) effectively expands the scope of liability of MCOs such as the Company, it may have a material adverse effect on the Company's results of operations, financial condition or cash flows. Even if the Company is not held to be liable under any litigation, the existence of potential MCO liability may cause the Company to incur greater costs in defending such litigation.

A variety of other health care reform measures are currently pending or have been recently enacted at the Federal, state and local levels. Federal legislation enacted during the last three years seeks, among other things, to insure the portability of health coverage and mandates minimum maternity hospital stays. The United States Congress is currently considering a number of alternative health care reform measures that would among other things, mandate external review of treatment denial decisions and provide for managed care liability. These and other proposed measures may have the effect of dramatically altering the regulation of health care and of increasing the Company's loss ratio or decreasing the affordability of the Company's products.

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

The Company has developed and has substantially completed a comprehensive plan designed to address the "year 2000" issue for its IT and non-IT systems and applications. With respect to IT systems, during 1997 the Company completed a detailed risk assessment of its various computer systems, business applications and other affected systems, formulated a plan for specific remediation efforts and began certain of such remediation efforts. During the quarter ended March 31, 1999, the Company completed its remediation efforts and its initial round of internal testing of its systems and applications. During the quarter ended June 30, 1999, the Company completed its third-party review of certain of its year 2000 remediation efforts. This third-party review included an assessment of the procedures undertaken by the Company as well as a computer software test of selected portions of the Company's mission-critical computer code. The Company's internal testing and third-party review to date have not identified any expected material year 2000-related deficencies with respect to the Company's IT systems. As part of the Company's on-going year 2000 readiness efforts, additional internal testing of the Company's systems and applications and additional third-party review are being conducted during the remainder of 1999.

With respect to non-IT systems, the Company has completed the replacement or renovation of Company-owned systems to address year 2000 issues. The Company has completed its review of non-IT systems in leased facilities and, where appropriate, has obtained certifications from property owners that non-IT systems in leased facilities have been remediated or replaced.

The Company currently estimates that its costs related to year 2000 compliance remediation for Company-owned IT systems and applications will be approximately $8 to $10 million in 1999. During the nine months ended September 30, 1999, the Company expended approximately $5.3 million for remediation of its IT software systems and applications and approximately $0.8 million for renovation or replacement of its telecommunications equipment. The Company currently estimates that its total costs in 1999 with respect to non-IT systems and applications will be approximately $1 million. The Company's expenditures with respect to non-IT systems include the acquisition of back-up power supplies for the Company's Thousand Oaks, California headquarters facility and its Woodland Hills, California facility (which houses the Company's data center). The Company expenses year 2000 remediation costs as incurred and expects to fund these costs through cash flow from operations. While the immediacy of year 2000 compliance measures has caused the Company to defer or cancel certain IT projects, the Company does not expect such actions to have a material effect on the Company's results of operations or financial condition.

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

The Company has been conducting tests with and assembling survey data from health care transaction clearing houses, third party vendors and certain other parties with which the Company communicates electronically to determine the compliance efforts being undertaken by these parties and to assess the Company's potential business exposure to any non-compliant systems operated by these parties. Health care claims submitted electronically to the Company are generally submitted through clearing houses on behalf of health care providers. Based on the testing done and the survey data and other information compiled by the Company to date, the Company has not identified any third parties that the Company currently expects will suffer year 2000-related problems likely to have a significant adverse effect on the Company's operations. In addition, the Health Care Finance Administration ("HCFA"), which regulates the Medicare program, has already phased in requirements that health care providers submit Medicare claims in a year 2000 compliant format and the Company believes that substantially all providers have complied with this requirement. However, many third parties are currently in the process of conducting final testing and certification of their own year 2000 compliance measures. In addition, an inherent limitation of testing with third parties is that all potential significant year 2000-related problems might not be brought to the Company's attention. As a result, at the current time the Company does not believe that it has sufficient information to determine whether its external relationships will be materially adversely affected by year 2000 compliance problems.

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


                                                  Three Months Ended                     Nine Months Ended
                                                    September 30,                          September 30,
                                         ------------------------------------  -------------------------------------
                                               1999               1998               1999                1998
                                         -----------------  -----------------  ------------------  -----------------
Operating Revenues:
  Premium revenue                                   94.4%              93.1%               94.0%              93.0%
  Management services revenue                        5.6%               6.9%                6.0%               7.0%
                                         -----------------  -----------------  ------------------  -----------------
                                                   100.0%             100.0%              100.0%             100.0%
Operating Expenses:
  Health care services and other
    benefits (loss ratio)                           80.3%              80.5%               80.7%              80.4%
  Selling expense                                    4.6%               4.5%                4.5%               4.4%
  General and administrative expense                14.6%              15.2%               14.6%              15.5%


MEMBERSHIP

The following table sets forth membership data and the percent change in membership:

MEDICAL MEMBERSHIP (A) (B):


                                                             As of September 30,
                                                    -------------------------------------           Percent
                                                          1999                1998                   Change
                                                    -----------------   -----------------         ------------
Large Employer Group (c)
  California
    HMO                                                    1,575,946           1,374,949                14.6%
    PPO and Other                                          1,758,296           1,401,997                25.4%
                                                    -----------------   -----------------
      Total California                                     3,334,242           2,776,946                20.1%
                                                    -----------------   -----------------
  Texas                                                      171,124             172,429                -0.8%
  Georgia                                                     54,630              93,026               -41.3%
  Other States                                             1,548,828           1,877,960               -17.5%
                                                    -----------------   -----------------
      Total Large Employer Group                           5,108,824           4,920,361                 3.8%

                                                    -----------------   -----------------
Individual and Small Employer Group
  California
    HMO                                                      339,699             321,614                 5.6%
    PPO and Other                                          1,165,462           1,143,016                 2.0%
                                                    -----------------   -----------------
      Total California                                     1,505,161           1,464,630                 2.8%
                                                    -----------------   -----------------
  Texas                                                      152,350              79,084                92.6%
  Georgia                                                     29,024              18,334                58.3%
  Other States                                               147,917             137,120                 7.9%
                                                    -----------------   -----------------
      Total Individual and Small Employer Group            1,834,452           1,699,168                 8.0%
                                                    -----------------   -----------------

Senior (d)
  California
    HMO                                                       24,514              13,757                78.2%
    PPO and Other                                            167,506             157,147                 6.6%
                                                    -----------------   -----------------
      Total California                                       192,020             170,904                12.4%
                                                    -----------------   -----------------
  Texas                                                       22,883              26,252               -12.8%
  Georgia                                                        473                 240                97.1%
  Other States                                                15,711              11,587                35.6%
                                                    -----------------   -----------------
      Total Senior                                           231,087             208,983                10.6%
                                                    -----------------   -----------------
Total Medical Membership                                   7,174,363           6,828,512                 5.1%
                                                    -----------------   -----------------
                                                    -----------------   -----------------

MEMBERSHIP BY NETWORK (E)
  Proprietary Networks                                     5,213,681           4,451,048                17.1%
  Affiliate Networks                                       1,185,652           1,400,591               -15.3%
  Non-Network                                                775,030             976,873               -20.7%
                                                    -----------------   -----------------
TOTAL MEDICAL MEMBERSHIP                                   7,174,363           6,828,512                 5.1%
                                                    -----------------   -----------------
                                                    -----------------   -----------------

TOTAL MANAGEMENT SERVICES MEMBERSHIP (F)                   2,593,384           2,603,521                -0.4%
                                                    -----------------   -----------------
                                                    -----------------   -----------------


(a) Membership numbers are approximate and include some estimates based upon the number of contracts at the relevant date and an actuarial estimate of the number of members represented by the contract.

(b) Classification between states for employer groups is determined by the zip code of the subscriber. Medical membership reflects a shift of 244,716 members and 182,608 members as of September 30, 1999 and September 30, 1998, respectively, representing employees (and their dependents) of certain California-based companies who reside out-of-state and were previously classified as California members.

(c) Large Employer Group membership includes 621,845 and 464,969 state-sponsored program members as of September 30, 1999 and 1998, respectively.

(d) Senior membership includes members covered under both Medicare risk and Medicare supplement products.

(e)  Proprietary networks consist of California, Texas and other
     WellPoint-developed networks. Affiliate networks consist of third-party networks and networks owned by the Company as a result of acquisitions that incorporate provider discounts and some basic managed care elements. Non-network consists of fee for service and percentage-of-billed charges contracts with providers.

(f) Medical membership includes management services members which are all included within in the Large Employer Group segment.

SPECIALTY MEMBERSHIP


                                   As of September 30,
                             ---------------------------------       Percent
                                 1999               1998             Change
                             --------------    ---------------   ---------------
Pharmacy (a)                    20,701,034         14,625,859             41.5%
Dental                           2,463,704          3,042,115            -19.0%
Utilization Management           2,674,736          2,882,164             -7.2%
Life                             2,038,744          2,151,722             -5.3%
Disability                         605,380            867,117            -30.2%
Behavioral Health (b)            2,089,118            731,907            185.4%


(a) Effective January 1, 1999, WellPoint revised its methodology of counting pharmacy members. As a result of this revision, pharmacy members for whom WellPoint provides claims processing services are now counted separately from pharmacy members for whom WellPoint provides clinical management services. As of September 30, 1999, WellPoint provided both claims processing services and clinical management services to approximately 4.3 million members.

(b) The increase in behavioral health membership is primarily due to approximately 1.4 million additional California large employer group and certain state-sponsored program members whose behavioral health benefits were formerly not counted separately from medical benefits.

COMPARISON OF RESULTS FOR THE THIRD QUARTER 1999 TO THE THIRD QUARTER 1998

The following table depicts premium revenue by business segment:


(IN THOUSANDS)                                    Three Months Ended September 30,
                                                      1999                 1998
                                               -------------------  -------------------
Large Employer Group                                   $  970,406           $  859,419
Individual and Small Employer Group                       660,180              533,778
Other                                                     113,669               86,861
                                               -------------------  -------------------
Consolidated                                          $ 1,744,255          $ 1,480,058
                                               -------------------  -------------------
                                               -------------------  -------------------


Premium revenue increased 17.9%, or $264.2 million, to $1,744.3 million for the quarter ended September 30, 1999 from $1,480.1 million for the quarter ended September 30, 1998. The overall increase was due to an increase in insured member months of 8.9% in the Large Employer Group and Individual and Small Employer Group business segments, in addition to the implementation of premium increases in both segments.

COMPARISON OF RESULTS FOR THE THIRD QUARTER 1999 TO THE THIRD QUARTER 1998, CONTINUED

The following table depicts management services revenue by business segment:


(IN THOUSANDS)                                     Three Months Ended September 30,
                                                      1999                 1998
                                               -------------------  --------------------
Large Employer Group                                    $  88,667             $  96,565
Individual and Small Employer Group                           820                 1,194
Other                                                      14,502                11,828
                                               -------------------  --------------------
Consolidated                                           $  103,989            $  109,587
                                               -------------------  --------------------
                                               -------------------  --------------------


Management services revenue decreased approximately $5.6 million to $104.0 million for the quarter ended September 30, 1999 from $109.6 million for the quarter ended September 30, 1998. The change is primarily due to a 1.4% decrease in management services member months and lower per member per month rates. The decrease in management services member months was primarily related to attrition on acquired MMHD membership and, to a lesser extent, the GBO membership.

Investment income was $43.3 million for the quarter ended September 30, 1999 compared to $39.1 million for the quarter ended September 30, 1998, an increase of $4.2 million. Net realized losses on investment securities totaled $11.7 million for the quarter ended September 30, 1999 in comparison to a gain of $5.4 million for the quarter ended September 30, 1998. Net interest and dividend income increased $19.7 million to $55.1 million for the quarter ended September 30, 1999, in comparison to $35.4 million for the quarter ended September 30, 1998. This increase was primarily due to interest income of $14.4 million related to the Company's refund from the Internal Revenue Service ("IRS")(See "--Liquidity and Capital Resources") and higher average investment balances in 1999 versus 1998. Interest and dividend income for the three months ended September 30, 1999 also includes a $1.3 million charge related to the partial termination of the Company's interest rate swap agreements (See "--Liquidity and Capital Resources").

The loss ratio attributable to managed care and related products for the quarter ended September 30, 1999 decreased to 80.3% compared to 80.5% for the quarter ended September 30, 1998. The decrease was due primarily to price increases within the Individual and Small Employer Group business segment.

Selling expense consists of commissions paid to outside brokers and agents representing the Company. The selling expense ratio increased to 4.6% for the quarter ended September 30, 1999 from 4.5% for the quarter ended September 30, 1998.

The administrative expense ratio decreased to 14.6% for the quarter ended September 30, 1999 from 15.2% for the quarter ended September 30, 1998. The overall decline is primarily attributable to savings from the consolidation of various regional offices outside of California (primarily servicing the Company's Large Employer Group business), the integration of information systems centers related to acquired businesses on the Company's information system platform, and a reduction in Year 2000 expense from 1998 levels in addition to economies of scale associated with premium revenue growth in relation to fixed corporate administrative expenses.

Interest expense decreased $2.1 million during the quarter ended September 30, 1999. The decline is primarily related to $2.7 million lower than anticipated interest costs related to the final settlement on the purchase price of the GBO acquisition. The Company's long-term indebtedness at September 30, 1999 was $501.8 million compared to $253.0 million at September 30, 1998. The weighted average interest rate for all long-term debt for the quarter ended September 30, 1999, including the fees associated with the borrowings and interest rate swaps, was 6.1%.

The provision for income taxes increased $88.7 million, resulting in a tax provision of $48.8 million for the quarter ended September 30, 1999. The increase was primarily due to the effect of a private letter ruling received from the IRS in September 1998, which resulted in a decrease in income tax expense of $85.5 million during 1998. Excluding the ruling, the provision for income taxes would have been $45.6 million during the quarter ended September 30, 1998, representing an overall tax rate consistent with the current period.

The Company's net income for the quarter ended September 30, 1999 was $76.2 million, compared to $152.2 million for the quarter ended September 30, 1998. Earnings per share totaled $1.16 and $2.20 for the quarters ended September 30, 1999 and 1998, respectively. Earnings per share assuming full dilution totaled $1.11 and $2.16 for the quarters ended September 30, 1999 and 1998, respectively.

Earnings per share for the quarter ended September 30, 1999 is based upon weighted average shares outstanding of 65.8 million, excluding common stock equivalents, and 69.0 million shares, assuming full dilution. Earnings per share for the quarter ended September 30, 1998 is based on 69.3 million shares excluding common stock equivalents, and 70.3 million shares, assuming full dilution. For the quarter ended September 30, 1999, the decrease in weighted average shares outstanding primarily relates to the effect of the repurchase of approximately 2.9 million treasury shares during the quarter ended September 30, 1999 in addition to 0.9 million shares repurchased during the fourth quarter of 1998. In addition, for weighted average shares outstanding assuming full dilution, the decline was partially offset by the impact of the assumed conversion of the Company's zero coupon subordinated convertible debentures.

COMPARISON OF RESULTS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1999 TO THE NINE MONTHS ENDED SEPTEMBER 30, 1998

The following table depicts premium revenue by business segment:


(IN THOUSANDS)                                   Nine Months Ended September 30,
                                                    1999                 1998
                                             -------------------  -------------------
Large Employer Group                                $ 2,865,881          $ 2,570,067
Individual and Small Employer Group                   1,871,098            1,550,542
Other                                                   332,760              254,652
                                             -------------------  -------------------
Consolidated                                        $ 5,069,739          $ 4,375,261
                                             -------------------  -------------------
                                             -------------------  -------------------


Premium revenue increased 15.9%, or $694.4 million, to $5,069.7 million for the nine months ended September 30, 1999 from $4,375.3 million for the nine months ended September 30, 1998. The overall increase was due to an increase in insured member months of 9.7%, in the Large Employer Group and the Individual and Small Employer Group business segments, and the implementation of price increases throughout the Company's business segments.

The following table depicts management services revenue by business segment:


(IN THOUSANDS)                                   Nine Months Ended September 30,
                                                   1999                  1998
                                             ------------------   -------------------
Large Employer Group                                $  276,211            $  292,074
Individual and Small Employer Group                      3,808                 3,421
Other                                                   43,169                33,507
                                             ------------------   -------------------
Consolidated                                        $  323,188            $  329,002
                                             -------------------  -------------------
                                             -------------------  -------------------

Management services revenue decreased 1.8% for the nine months ended September 30, 1999 in comparison to the same period in the prior year. The overall decline is due to a 5.6% decline in management services member months, offset by the implementation of price increases in the Large Employer Group business segment. The decrease in management services member months was primarily related to attrition on acquired MMHD membership and, to a lesser extent, the GBO membership.

Investment income was $126.6 million for the nine months ended September 30, 1999 compared to $70.5 million for the nine months ended September 30, 1998, an increase of $56.1 million. The increase was primarily attributable to the recognition of an "other than temporary" decline in value in accordance with SFAS No. 115 of $48.7 million in 1998 relating to the Company's equity holding in FPA Medical Management Inc. ("FPA"). Net realized losses on investment securities totaled $15.0 million for the nine months ended September 30, 1999 in comparison to a gain of $14.2 million for the nine months ended September 30, 1998, excluding the FPA loss. Net interest and dividend income increased $36.4 million to $144.1 million for the nine months ended September 30, 1999 in comparison to $107.7 million for the nine months ended September 30, 1998. This increase was primarily due to interest income of $23.8 million related to the Company's refund from the IRS (See "--- Liquidity and Capital Resources") and higher average investment balances in 1999 versus 1998. Interest and dividend income for the nine months ended September 30, 1999 also includes a $1.3 million charge related to the partial termination of the Company's interest rate swap agreements (See "--Liquidity and Capital Resources").

The loss ratio attributable to managed care and related products for the nine months ended September 30, 1999 increased to 80.7% compared to 80.4% for the nine months ended September 30, 1998. The increase is primarily due to rising cost trends for certain customer groups within the Individual and Small Employer Group business segment.

The selling expense ratio increased slightly to 4.5% for the nine months ended September 30, 1999 from 4.4% from the nine months ended September 30, 1998.

The administrative expense ratio decreased to 14.6% for the nine months ended September 30, 1999 from 15.5% for the nine months ended September 30, 1998. The overall decline is primarily attributable to savings from the consolidation of various offices outside of California, the integration of information systems centers related to acquired businesses on the Company's information system platform and a reduction in Year 2000 expense from 1998 levels, in addition to economies of scale associated with premium revenue growth in relation to certain fixed administrative expenses.

Interest expense was $15.7 million for the nine months ended September 30, 1999 and $20.4 million for the nine months ended September 30, 1998. The decrease in interest expense is related to the lower average debt balance in 1999 compared to 1998, partially offset by an increase in the effective interest rate due to the amortization of fixed costs. The weighted average interest rate for all debt for the nine months ended September 30, 1999, including the fees associated with the borrowings and interest rate swaps, was 6.93%.

The provision for income taxes increased $113.1 million, resulting in a tax provision of $139.7 million for the nine months ended September 30, 1999. The increase was primarily due to the effect of a private letter ruling received from the IRS in September 1998, which resulted in a decrease in income tax expense of $85.5 million during 1998. Excluding the ruling, the provision for income taxes would have been $112.1 million during the nine months ended September 30, 1998, representing an overall tax rate consistent with the current period.

Effective January 1, 1999, the Company changed its method of accounting for start-up costs related to the Company's provider network development. The cumulative effect of this change of $20.6 million, after tax, is reflected in the results of operations for the nine months ended September 30, 1999. (See
Note 9 to the Consolidated Financial Statements) The Company's income from continuing operations excluding the cumulative effect for the nine months ended September 30, 1999 was $218.4 million, compared to $252.2 million for the nine months ended September 30, 1998. Earnings per share from continuing operations, excluding the cumulative effect of accounting change, totaled $3.27 and $3.61 for the nine months ended

September 30, 1999 and 1998, respectively. Earnings per share from continuing operations, excluding the cumulative effect of accounting change and assuming full dilution, totaled $3.19 and $3.56 for the nine months ended September 30, 1999 and 1998, respectively.

Earnings per share for the nine months ended September 30, 1999 is based upon weighted average shares outstanding of 66.9 million, excluding common stock equivalents, and 68.8 million shares, assuming full dilution. Earnings per share for the nine months ended September 30, 1998 is based on 69.8 million shares excluding common stock equivalents, and 70.9 million shares, assuming full dilution. The decrease in weighted average shares outstanding primarily relates to the effect of the repurchase of approximately 3.7 million shares during the twelve months ended September 30, 1999. In addition, for weighted average shares outstanding assuming full dilution, the decline was partially offset by the impact of the assumed conversion of the Company's zero coupon subordinated convertible debentures.

FINANCIAL CONDITION

The Company's consolidated assets increased by $408.7 million, or 9.7%, from $4,225.8 million as of December 31, 1998 to $4,634.5 million as of September 30, 1999. Cash and investments were $3.3 billion as of September 30, 1999, or 71.5% of total assets. Income taxes recoverable declined approximately $164.9 million, resulting in a net payable of $69.0 million at September 30, 1999. The primary reason for the decrease was the third quarter receipt of the aforementioned IRS refund.

Overall claims liabilities increased $107.0 million, or 8.1%, from $1,320.6 million as of December 31, 1998 to $1,427.6 million as of September 30, 1999. This increase is primarily due to an increase in insured membership from December 31, 1998 to September 30, 1999 of approximately 6.3% in the Company's Large Employment Group and Individual and Small Employer Group business segments, in addition to the timing of certain pharmacy payments.

Stockholders' equity totaled $1,267.3 million as of September 30, 1999, a decrease of $47.9 million from $1,315.2 million as of December 31, 1998. The decline resulted primarily from stock repurchases made during the quarter totaling $215.9 million, funded primarily by proceeds from the Company's issuance of zero coupon convertible subordinated debentures, and a $63.2 million decrease in net unrealized valuation adjustment on investment securities, net of tax partially offset by net income of $197.9 million for the nine months ended September 30, 1999 and $33.3 million of stock issuances under the Company's stock option plans.

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

The Company generally receives premium revenue in advance of anticipated claims for related health care services and other benefits. The Company's investment policies are designed to provide liquidity, preserve capital and maximize yield. Cash and investment balances maintained by the Company are sufficient to meet applicable regulatory financial stability and net worth requirements, including license requirements of the Blue Cross Blue Shield Association. As of September 30, 1999, the Company's investment portfolio consisted primarily of investment grade fixed maturity securities.

Net cash flow provided by continuing operating activities was $644.7 million for the nine months ended September 30, 1999, compared with $219.2 million for the nine months ended September 30, 1998. Cash flow from continuing operations for the nine months ended September 30, 1999 was due primarily to income from continuing operations, before cumulative effect of the accounting change, of $218.4 million, adjusted for a decrease in income taxes recoverable of $179.6 million, which was related to the August
1999 receipt of the tax refund from the IRS. In addition, cash flow from continuing operations was impacted by increases in medical claims payable of $130.6 million related to the growth of insured members, and the timing of other operating liability payments.

Net cash used in continuing investing activities for the nine months ended September 30, 1999 totaled $463.6 million, compared with net cash provided by continuing investing activities of $5.6 million for the nine months ended September 30, 1998. The cash used in 1999 was attributable primarily to the purchase of investments and property, plant and equipment, net of sales proceeds of $2.5 billion and $26.3 million, respectively, in addition to the first quarter 1999 adjustment of $6.7 million of the sales price of the Company's workers' compensation business, which was sold in 1998. This was partially offset by the proceeds from investments sold and matured of $2.1 billion.

Net cash provided by financing activities totaled $52.0 million for the nine months ended September 30, 1999, compared to net cash used in financing activities of $235.1 million for the nine months ended September 30, 1998. Net cash provided by financing activities during the current period was primarily impacted by approximately $201 million of proceeds related to the issuance of zero coupon convertible subordinated debentures (See Note 10 to the Consolidated Financial Statements), partially offset by the repurchase of 2.9 million shares of the Company's common stock. In addition, the Company received proceeds of $33.4 million from the issuance of common stock related to its stock option plans.

The Company has a $1.0 billion unsecured revolving credit facility. Borrowings under the credit facility bear interest at rates determined by reference to the bank's base rate or to the London Interbank Offered Rate ("LIBOR") plus a margin determined by reference to the Company's leverage ratio (as defined in the credit agreement) or the then-current rating of the Company's unsecured long-term debt by specified rating agencies. Borrowings under the credit facility are made on a committed basis or pursuant to an auction-bid process. The credit facility expires as of May 15, 2002, although it may be extended for an additional one-yearLIQUIDITY AND CAPITAL RESOURCES, CONTINUED period under certain circumstances. The credit agreement requires the Company to maintain certain financial ratios and contains restrictive covenants, including restrictions on the 37 occurrence of additional indebtedness and the granting of certain liens, limitations on acquisitions and investments and limitations on changes in control. The total amount outstanding under the credit facility was $300 million as of September 30, 1999 and $280 million as of December 31, 1998, respectively. The weighted average interest rate, including associated fees and the Company's interest rate swap agreements, for the quarter ended September 30, 1999 was 6.11%.

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

During the quarter ended September 30, 1999, the Company's 6.45%, $100.0 million fixed interest rate swap agreement matured. In addition, on September 22, 1999, the Company entered into a partial termination agreement to reduce the notional amount of the Company's 7.05%, $150.0 million swap agreement to $100 million. All of the remaining terms and conditions of the swap agreement are unchanged, with the exception of the fixed interest rate which was 7.06% as of September 30, 1999. On October 1, 1999, the Company entered into another partial termination agreement for an additional $50 million of the above-mentioned swap agreement, bringing the outstanding notional amount to $50 million.

The Company has entered into foreign currency forward exchange contracts for each of the fixed maturity securities on hand as of September 30, 1999 denominated in foreign currencies in order to hedge asset positions with respect to these securities. The unrealized gains and losses from such forward exchange contracts are reflected in other comprehensive income. In addition, the Company has entered into forward exchange contracts to hedge the foreign currency risk between the trade date and the settlement date when a foreign-currency denominated bond is purchased. Gains and losses from these contracts are recognized in income.

During the quarter ended September 30, 1998, the Company received a private letter ruling from the Internal Revenue Service with respect to the treatment of certain payments made at the time of WellPoint's 1996 Recapitalization and the acquisition of the commercial operations of its former majority stockholder. The ruling allows the Company to deduct as an ordinary and necessary business expense the $800 million cash payment made by such stockholder in May 1996 to one of two newly formed charitable foundations. The Company anticipates liquidity for 1999 will be positively impacted by a reduction in tax payments of approximately $47 million, of which $20 million was utilized during the nine months ended September 30, 1999. In August 1999, the Company received a cash refund (including applicable accrued interest) of approximately $183 million which is reflected in the statement of cash flows for the nine months ended September 30, 1999. The Company has also submitted a claim for refund with respect to an additional $38 million.

In July 1999, the Company received proceeds of approximately $200.8 million from the issuance of zero coupon convertible subordinated debentures due 2019. Of this amount, $162 million was used to repurchase 2,000,000 shares of the Company's Common Stock from the California HealthCare Foundation, and the remaining proceeds are available for general corporate purposes. The debentures accrue interest at a yield to maturity of 2.0% per year, compounded semi-annually. The debentures will result in an increase in accrued interest expense of approximately $3.9 million during the one-year period immediately following their issuance, with such annual accrued interest expense increasing until maturity. The debentures may be converted into Common Stock, at the option of the debentureholder, at a rate of 6.797 shares per $1,000 principal amount at maturity. The Company may redeem the debentures for cash at any time after July 2, 2002. The applicable redemption price will be the original issue price plus original issue discount accrued to the date of redemption. The debentureholders can cause the Company to repurchase the debentures on July 2, 2002, July 2, 2009 and July 2, 2014 at a price equal to the original issue price plus original issue discount accrued to the date of repurchase.

On October 6, 1999, the board of directors authorized the repurchase from time to time of some or all of the Company's zero coupon convertible subordinated debentures for cash. On November 1, 1999, the Company repurchased $33 million aggregate principal amount of the debentures for a total purchase price of $19.8 million.

On October 5, 1998, the board or directors amended WellPoint's existing stock repurchase program in order to authorize the future repurchase of up to five million shares of its outstanding common stock. Between October 1 and October 5, 1999, the Company repurchased approximately 1.4 million shares of its common stock under its previous authorization. The Company intends to monitor its other cash needs before making additional repurchases of its zero coupon convertible subordinated debentures or its common stock.

Certain of the Company's subsidiaries are required to maintain minimum capital requirements prescribed by various regulatory agencies, including the California Department of Corporations, and the Departments of Insurance in various states. As of September 30, 1999, those subsidiaries of the Company were in compliance with all minimum capital requirements.

In July 1996, the Company filed a registration statement relating to the issuance of $1.0 billion of senior or subordinated unsecured indebtedness. As of September 30, 1999, no indebtedness had been issued pursuant to this registration statement.

The Company believes that cash flow generated by operations, its cash and investment balances, supplemented by the Company's ability to borrow under its existing revolving credit facility or to conduct a public offering under its debt registration statement will be sufficient to fund continuing operations and expected capital requirements (including the proposed Merger with Cerulean) for the foreseeable future.

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

Completion of the Company's pending transaction with Cerulean is contingent upon, among other things, receipt of necessary approvals from certain federal and state agencies on or before December 31, 1999. Broad latitude in administering the applicable regulations is given to the agencies from which WellPoint and Cerulean must seek these approvals. There can be no assurance that these approvals will be obtained. As a condition to approval of the transaction, regulatory agencies may impose requirements or limitations or costs on the way that the combined company conducts business after consummation of the transaction. If the Company or Cerulean were to agree to any material requirements or limitations in order to obtain any approvals required to consummate the transaction, such requirements or limitations or additional costs associated therewith could adversely affect WellPoint's ability to integrate the operations of Cerulean with those of WellPoint, and a material adverse effect on WellPoint's revenues and results of operations following completion of the transaction could result.

The Company intends to incur debt to finance some or all of the cash payments to be made to Cerulean shareholders in connection with the pending acquisition. In addition, WellPoint has received authorization to, and has, repurchased shares of WellPoint stock to offset shares that are expected to be issued in connection with the transaction. Since the purchase price is fixed at $500 million, the number of shares required to be issued as a result of the pending transaction with Cerulean is dependent upon the stock price on the closing date. WellPoint has made significant purchases of treasury stock for this purpose, using excess cash as well as the issuance of additional indebtedness under its revolving credit facility and from the issuance of its zero coupon convertible subordinated debentures. Upon completion of the Cerulean transaction, WellPoint could incur significant additional indebtedness to fund not only the cash portion of the transaction but also any further repurchases of shares of WellPoint stock. Such additional indebtedness may require that a significant amount of the Company's cash flow be applied to the payment of interest, and there can be no assurance that the Company's operations will generate sufficient cash flow to service the indebtedness. Any additional indebtedness may adversely affect the Company's ability to finance its operations and could limit its ability to pursue business opportunities that may be in the best interests of the Company and its stockholders.

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

The Company's operations are subject to substantial regulation by Federal, state and local agencies in all jurisdictions in which the Company operates. Many of these agencies have increased their scrutiny of managed health care companies in recent periods or are expected to increase their scrutiny as newly passed legislation becomes effective. The Company also provides insurance products to Medi-Cal beneficiaries in various California counties under contracts with the California Department of Health Services and provides administrative services to the Health Care Finance Administration ("HCFA") in various capacities. There can be no assurance that acting as a government contractor in these circumstances will not increase the risk of heightened scrutiny by such government agencies and that profitability from this business will not be adversely affected through inadequate premium rate increases due to governmental budgetary issues.
Future actions by any regulatory agencies may have a material adverse effect on the Company's business.

The Company and certain of its subsidiaries are subject to capital requirements by the California Department of Corporations, various other state departments of insurance and the Blue Cross Blue Shield Association. Although the Company is currently in compliance with all applicable requirements, there can be no assurances that such requirements will not be increased in the future.

From time to time, the Company and certain of its subsidiaries are parties to various legal proceedings, many of which involve claims for coverage encountered in the ordinary course of business. The Company, like HMOs and health insurers generally, excludes certain health care services from coverage under its HMO, PPO and other plans. The Company is, in its ordinary course of business, subject to the claims of its enrollees arising out of decisions to restrict treatment or reimbursement for certain services. The loss of even one such claim, if it results in a significant punitive damage award, could have a material adverse effect on the Company. In addition, the risk of potential liability under punitive damage theories may increase significantly the difficulty of obtaining reasonable settlements of coverage claims. Recently, a number of class-action lawsuits have been brought against several of the Company's competitors alleging, among other things, various misrepresentations regarding their health plans and breaches of fiduciary obligations to health plan members. The Company has not yet been made a party to any of such lawsuits.The financial and operational impact that these and other evolving theories of recovery will have on the managed care industry generally, or the Company in particular, is at present unknown.

The Company's future results will depend in large part on accurately predicting health care costs incurred on existing business and upon the Company's ability to control future health care costs through product and benefit design, underwriting criteria, utilization management and negotiation of favorable provider contracts. Changes in mandated benefits, utilization rates, demographic characteristics, health care practices, provider consolidation, inflation, new pharmaceuticals/technologies, clusters of high-cost cases, the regulatory environment and numerous other factors are beyond the control of any health plan provider and may adversely affect the Company's ability to predict and control health care costs and claims, as well as the Company's financial condition, results of operations or cash flows. Periodic renegotiation of hospital and other provider contracts coupled with continued consolidation of physician, hospital and other provider groups may result in increased health care costs and limit the Company's ability to negotiate favorable rates. Recently, large physician practice management companies have experienced extreme financial difficulties, including bankruptcy, which may subject the Company to increased credit risk related to provider groups and cause the Company to incur duplicative claims expense. Additionally, the Company faces competitive pressure to contain premium prices. Fiscal concerns regarding the continued viability of government-sponsored programs such as Medicare and Medicaid may cause decreasing reimbursement rates for these programs. Any limitation on the Company's ability to increase or maintain its premium levels, design products, implement underwriting criteria or negotiate competitive provider contracts may adversely affect the Company's financial condition or results of operations.

Managed care organizations operate in a highly competitive environment that has undergone significant change in recent years as a result of business consolidations, new strategic alliances, aggressive marketing practices by competitors and other market pressures. Additional increases in competition could adversely affect the Company's financial condition, cash flows or results of operations.

As a result of the Company's recent acquisitions, the Company operates on a select geographic basis nationally and offers a spectrum of health care and specialty products through various risk-sharing arrangements. The Company's health care products include a variety of managed care offerings as well as traditional fee-for-service coverage. With respect to product type, fee-for-service products are generally less profitable than managed care products. A critical component of the Company's expansion strategy is to transition over time the traditional insurance members of the Company's acquired businesses to more managed care products.

With respect to the risk-sharing nature of products, managed care products that involve greater potential risk to the Company generally tend to be more profitable than management services products and those managed care products where the Company is able to shift risks to employer groups. Individuals and small employer groups are more likely to purchase the Company's higher-risk managed care products because such purchasers are generally unable or unwilling to bear greater liability for health care expenditures. Typically, government-sponsored programs involve the Company's higher risk managed care products. Over the past few years, the Company has experienced a slight decline in margins in its higher risk managed care products and to a lesser extent on its lower-risk managed care and management services products. This decline is primarily attributable to product mix change, product design, competitive pressure and greater regulatory restrictions applicable to the small employer group market. In response to the pressure on margins in 1998 and again in 1999, the Company implemented price increases in certain of its managed care businesses. While these price increases are intended to improve profitability, there can be no assurance that this will occur. Subsequent unfavorable changes in the relative profitability between the Company's various products could have a material adverse effect on the Company's results of operations and on the continued merits of the Company's geographic expansion strategy.

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

PART II    OTHER INFORMATION

ITEM6.     EXHIBITS AND REPORTS ON FORM 8-K
   (a)     Exhibits

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

           2.07      First Amendment to the Agreement and Plan of
                     Merger dated as of July 9, 1999, by and among Cerulean Companies, Inc., the Registrant and Water Polo Acquisition Corp., incorporated by reference to
                     Exhibit 2.07 to Registrant's Quarterly Report on Form 10-Q for the Quarter Ended June 30, 1999.

           3.01      Restated Certificate of Incorporation of the
                     Registrant, incorporated by reference to Exhibit
                     3.1 of the Registrant's Current Report on Form 8-K filed on August 5, 1997.

           3.02      Bylaws of the Registrant, incorporated by reference to
                     Exhibit 4.2 of the Registrant's Registration Statement on Form S-8, Registration No. 333-90791

           4.01 Specimen of common stock certificate of WellPoint Health Networks Inc., incorporated by reference to
                     Exhibit 4.4 of Registrant's Registration Statement on Form 8-B, Registration No. 001-13083

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K
    (a)    Exhibits, Continued

           4.02      Restated Certificate of Incorporation of the
                     Registrant (included in Exhibit 3.01)

           4.03      Bylaws of the Registrant (included in Exhibit
                     3.02)

           4.04 Indenture dated as of July 2, 1999 by and between the Registrant and The Bank of New York, as trustee (including the form of Debenture attached as Exhibit A thereto), incorporated by reference to Exhibit 4.04 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1999.

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


                                         WELLPOINT HEALTH NETWORKS INC.
                                         Registrant


Date: November 12, 1999                  By:  \S\ LEONARD D. SCHAEFFER
                                              ------------------------
                                              Leonard D. Schaeffer
                                              Chairman of the Board of Directors
                                              and Chief Executive Officer



Date: November 12, 1999                  By:  \S\ DAVID C. COLBY
                                              -------------------
                                              David C. Colby
                                              Executive Vice President
                                              and Chief Financial Officer



Date: November 12, 1999                  By:  \S\ S. LOUISE MCCRARY
                                              ---------------------
                                              S. Louise McCrary
                                              Senior Vice President and
                                              Chief Accounting Officer