Form 10-K
period 1999-12-31
WELLPOINT HEALTH NETWORKS INC /DE/
filed 2000-03-28
CIK 1013220

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549
                            ------------------------

   FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO SECTIONS 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
                             ---------------------
                                   FORM 10-K

(MARK ONE)

   /X/     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
           SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999

   / /     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
           SECURITIES EXCHANGE ACT OF 1934

        FOR THE TRANSITION PERIOD FROM ______________ TO ______________

                        COMMISSION FILE NUMBER 001-13803
                            ------------------------

                         WELLPOINT HEALTH NETWORKS INC.
             (Exact name of Registrant as specified in its charter)

                   DELAWARE                                        95-4635504
           (State of incorporation)                   (I.R.S. Employer Identification No.)

                1 WELLPOINT WAY                                       91362
               THOUSAND OAKS, CA                                   (Zip Code)
   (Address of principal executive offices)

       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (818) 703-4000
          SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

              TITLE OF EACH CLASS                   NAME OF EACH EXCHANGE ON WHICH REGISTERED
-----------------------------------------------  -----------------------------------------------
         Common Stock, $0.01 par value                       New York Stock Exchange

          SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:
                                      None
                            ------------------------

    Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-K or any amendment to this Form 10-K. / /

    State the aggregate market value of the voting stock held by non-affiliates of the Registrant as of March 15, 2000: $3,865,930,171 (based on the last reported sale price of $62 13/16 per share on March 17, 2000, on the New York Stock Exchange).

    Common Stock, $0.01 par value of Registrant outstanding as of March 17, 2000: 61,911,003 shares.

                      DOCUMENTS INCORPORATED BY REFERENCE

    Part III of this Annual Report on Form 10-K incorporates by reference information from the Registrant's definitive proxy statement for its 2000 Annual Meeting of Stockholders.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                         WELLPOINT HEALTH NETWORKS INC.
                            FORM 10-K ANNUAL REPORT
                               TABLE OF CONTENTS

                                                                          PAGE
                                                                        --------
                                    PART I

Item 1.   Business....................................................      1
Item 2.   Properties..................................................     26
Item 3.   Legal Proceedings...........................................     26
Item 4.   Submission of Matters to a Vote of Security Holders.........     26

                                    PART II

Item 5.   Market for the Registrant's Common Equity and Related
            Stockholder Matters.......................................     27
Item 6.   Selected Financial Data.....................................     28
Item 7.   Management's Discussion and Analysis of Financial Condition
            and Results of Operations.................................     29
Item 7a.  Quantitative and Qualitative Disclosures About Market
            Risk......................................................     44
Item 8.   Financial Statements and Supplementary Data.................     47
Item 9.   Changes and Disagreements with Accountants on Accounting and
            Financial Disclosure......................................     47

                                   PART III

Item 10.  Directors and Executive Officers of the Registrant..........     48
Item 11.  Executive Compensation......................................     48
Item 12.  Security Ownership of Certain Beneficial Owners and
            Management................................................     48
Item 13.  Certain Relationships and Related Transactions..............     48

                                    PART IV

Item 14.  Exhibits, Financial Statements Schedules and Reports on
            Form 8-K..................................................     49

SIGNATURES............................................................     54

INDEX TO FINANCIAL STATEMENTS.........................................    F-1

                                     PART I

ITEM 1.  BUSINESS

GENERAL

    WellPoint Health Networks Inc. (the "Company" or "WellPoint") is one of the nation's largest publicly traded managed health care companies. As of December 31, 1999, WellPoint had approximately 7.3 million medical members and approximately 32.0 million specialty members. The Company offers a broad spectrum of quality network-based managed care plans. WellPoint provides these plans to the large and small employer, individual, Medicaid and senior markets. The Company's managed care plans include preferred provider organizations ("PPOs"), health maintenance organizations ("HMOs") and point-of-service ("POS") and other hybrid plans and traditional indemnity plans. In addition, the Company offers managed care services, including underwriting, actuarial services, network access, medical cost management and claims processing. The Company offers a continuum of managed health care plans while providing incentives to members and employers to select more intensively managed plans. The Company also provides a broad array of specialty and other products, including pharmacy, dental, utilization management, life insurance, preventive care, disability insurance, behavioral health, COBRA and flexible benefits account administration.

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

    In 1996, the Company began pursuing a nationwide expansion strategy through selective acquisitions and start-up activities in key geographic areas. With the acquisitions in March 1996 of the Life & Health Benefits Management division ("MMHD") of Massachusetts Mutual Life Insurance Company (the "MMHD Acquisition") and in March 1997 of certain portions of the health and related life group benefit operations (the "GBO") of John Hancock Mutual Life Insurance Company (the "GBO Acquisition"), the Company has significantly expanded its operations outside of California. The Company's acquisition strategy has focused in part on large employer group plans that offer indemnity and other health insurance products that are less intensively managed than the Company's products in California. Since 1987, the Company has transitioned substantially all of its California indemnity insurance customers to managed care products. An element of the Company's geographic expansion strategy is to replicate its experience in California in motivating traditional indemnity members to transition to the Company's broad range of managed care products.

    In addition, the Company focuses on acquiring businesses that provide significant concentrations of members in strategic locations outside of California. In connection with this strategy, in March 2000 the Company acquired Rush Prudential Health Plans, which offers HMO and other medical products in Illinois, primarily in the greater Chicago area. The Company believes that its current UNICARE medical membership provides its UNICARE operations with sufficient scale to begin development of proprietary provider network systems in key geographic areas, which will enable the Company over time to begin offering a broader range of managed care products. The Company has used and intends to continue to use these new networks to introduce individual, small group and senior products in these markets. Outside California, the Company has developed or is actively developing proprietary networks in Texas, Georgia, Illinois, Indiana, Maryland, Ohio and Virginia and has introduced new managed care products in, among other states, Texas, Georgia, Illinois, Indiana and Virginia.

    Prior to the MMHD and GBO Acquisitions, the Company's significant operations were primarily confined to the State of California. As a result of these acquisitions, during 1996, 1997 and 1998, the Company's operations, with the exception of stand-alone specialty products, were organized generally into two internal business units with a geographic focus. Effective as of April 1, 1999, the Company effected a modification of its internal business divisions. As a result of this change, the Company's primary internal business divisions are focused on large employer group business, individual and small employer group business, and senior and specialty business. Revenues (with sales to external customers and sales or transfers to other segments shown separately), operating profit or loss and identifiable assets attributable to each of the Company's reportable segments are set forth in Note 20 to the Consolidated Financial Statements, which are included elsewhere in this Annual Report on Form 10-K.

PENDING TRANSACTIONS AND OTHER RECENT DEVELOPMENTS

    PENDING TRANSACTION WITH CERULEAN

    On July 9, 1998, WellPoint entered into an Agreement and Plan of Merger (the "Merger Agreement") with Cerulean Companies, Inc. ("Cerulean"). Upon completion of this transaction (the "Merger"), Cerulean will become a wholly owned subsidiary of WellPoint. Cerulean currently holds the exclusive license to use the Blue Cross and Blue Shield names and marks in the state of Georgia. Cerulean is the parent company of Blue Cross Blue Shield of Georgia, which served approximately 1.7 million medical members in the state of Georgia as of December 31, 1999. At the effective time of the Merger, the shareholders of Cerulean will receive WellPoint Common Stock with a market value of $500 million (subject to certain adjustments provided in the Merger Agreement). Certain shareholders of Cerulean will have the option to receive cash in lieu of WellPoint Common Stock, subject to a maximum aggregate limit of $225 million. The transaction is intended to qualify as a tax-free reorganization for Cerulean shareholders that elect to receive WellPoint Common Stock. The closing of the transaction is subject to the approval of the shareholders of Cerulean and to a number of regulatory and other approvals. The Company currently expects the transaction to close during 2000.

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

    The plaintiffs in this litigation subsequently filed a petition with the Georgia Department of Insurance, arguing substantially the same claims made in the Richmond County litigation. This petition was denied by the Georgia Department of Insurance, and the plaintiffs brought an appeal in the Richmond County Superior Court. On September 23, 1999, the Superior Court judge ruled in favor of the plaintiffs and effectively overturned the denial of the plaintiffs' petition by the Georgia Department of Insurance. The Superior Court judge ruled that the Conversion was not carried out in accordance with the terms of the order issued in 1996 by the Georgia Department of Insurance and that, as a result, the plaintiffs were entitled to be issued five shares each of Cerulean Class A Common Stock. The judge's order directed the Georgia Department of Insurance to vacate its earlier order denying the plaintiffs' petition and to enter an order in their favor. At the same time, the judge also denied a motion by Cerulean to intervene in the plaintiffs' appeal. The Georgia Department of Insurance and Cerulean each filed motions with the Georgia Supreme Court for appeal of these orders and, on November 12, 1999, the Georgia Supreme

Court transferred the appeals to the Georgia Court of Appeals, Georgia's intermediate level court. The Georgia Court of Appeals held oral arguments on the case on March 22, 2000.

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

    The Merger Agreement between the Company and Cerulean originally provided that either party could terminate the Merger Agreement if all conditions to closing were not satisfied on or before July 9, 1999. The Company and Cerulean have agreed to an extension of this date until December 31, 2000.

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

    ACQUISITION OF RUSH PRUDENTIAL HEALTH PLANS

    On December 9, 1999, WellPoint entered into a Purchase Agreement (the "Purchase Agreement") with The Prudential Insurance Company of America and Rush-Presbyterian-St. Luke's Medical Center to acquire Rush Prudential Health Plans. WellPoint completed this transaction on March 1, 2000. The purchase price for the acquisition is approximately $200 million, subject to certain post-closing adjustments. As of December 31, 1999, Rush Prudential Health Plans served approximately 300,000 medical members, primarily in the Chicago area.

MANAGED HEALTH CARE OVERVIEW

    An increasing focus on costs by employers and consumers over the last decade has spurred the growth of HMO, PPO, POS and other forms of managed care plans as alternatives to traditional indemnity health insurance. Typically, HMOs and PPOs, as well as hybrid plans incorporating features of each (such as POS plans), develop health care provider networks by entering into contracts with hospitals, physicians and other providers to deliver health care at favorable rates that incorporate health care utilization management and other cost-control measures as well as network credentialing and quality assurance. HMO, PPO and POS members generally are charged periodic, prepaid premiums, and copayments or deductibles. PPOs, POS plans and a number of HMOs allow out-of-network usage, typically at substantially higher out-of-pocket costs to members. HMO members generally select one primary care physician from a network who is responsible for coordinating health care services for the member, while PPOs and other "open access" plans generally allow members to select physicians without coordination through a primary care physician. Hybrid plans, such as POS plans, typically involve the selection of primary care physicians similar to HMOs, but allow members to choose non-network providers at higher out-of-pocket costs similar to PPOs.

    THE CALIFORNIA MARKET. The desire of California-based employers for a range of health care choices that promote effective cost controls and quality care has contributed to substantial market acceptance of managed health care in California, where the total penetration of managed health care companies is generally higher than the national average. Initial developments in California with respect to managed care were focused on HMOs and other tightly controlled plans. Over the last few years, this emphasis has decreased as consumers and media scrutiny have generally criticized the reduced choice typical of HMO plans and as greater regulatory restrictions have been placed on HMO offerings. The Company believes that this movement towards PPOs and other open access plans will continue in the future.

    OTHER STATES. Outside of California, the past decade has seen significant transformations in the health care sector. Although market acceptance of the array of managed health care plans continues to grow throughout the United States, it still varies widely from state to state. In some states, especially larger population centers, members are offered health care choices focused on HMO or POS plans. In other states, members are typically offered a spectrum of health care choices which are more focused on PPOs or traditional indemnity health models than in California. Indemnity insurance usually allows members substantial freedom of choice in selecting health care providers but without significant financial incentives or cost-control measures typical of managed care plans. Indemnity insurance plans typically require annual deductible obligations of members. Upon satisfaction of the deductible, the member is reimbursed for health care expenses on a full or partial basis of the indicated charges. Health plan reimbursement is often limited to the health plan's assessment of the reasonable and customary charges prevailing in a region for the particular health care procedure. As in California, initial developments in managed care in other states have generally focused on more restrictive plans. More recently, consumer and general public sentiment has shifted towards open access plans.

CUSTOMER SEGMENTATION

    WellPoint's products are developed and marketed with an emphasis on the differing needs of various customer segments. In particular, the Company's product development and marketing efforts take into account the differing characteristics between the various customer groups served by the Company, including individuals and small employers, large employers (generally with 51 or more employees), seniors and Medicaid recipients, as well as the unique needs of educational and public entities, federal employee health and benefit programs, national employers and state-run programs servicing high-risk and under-served markets. Individual business units are responsible for enrolling, underwriting and servicing customers in specific segments. The Company believes that one of the keys to its success has been its focus on distinct customer groups defined generally by employer size and geographic region, which better enables the Company to develop benefit plans and services that meet the needs of these distinct markets. Although the Company has experienced increased competition over the last several years, the Company has long been a market leader in the California individual and small employer group market.

INDIVIDUAL AND SMALL GROUP BUSINESSES

    MARKETING

    Sales representatives are generally assigned to a specific geographic region to allow WellPoint to tailor its marketing efforts to the particular health care needs of each regional market. Individual and small employer group products are marketed in California primarily through independent agents and brokers, who are overseen by WellPoint's sales departments, and through sales managers in Comprehensive Integrated Marketing Services, Inc. ("CIMS"), a wholly owned indirect subsidiary of the Company. UNICARE's individual and small employer group products are also generally distributed on a regional basis by independent sales agents in the various localized markets in which UNICARE operates. The Company expects that, over time, the development of Internet-based distribution methods may affect the sales and marketing process in the individual and small employer group market. In this regard, in 1999 the Company entered into sales distribution arrangements with certain Internet-based sales agents and introduced its Agent Connect program, which allows individual agents and brokers to create customized Internet websites and incorporate basic information regarding the Company's health plan offerings.

    PRODUCTS

    PPO PLANS. The Company's PPO products, which are generally marketed in California under the name "Prudent Buyer" and elsewhere under the name "UNICARE," are designed to address the specific needs of different customer segments. The Company's PPO plans require periodic, prepaid premiums and may have copayment obligations for services rendered by network providers that are often similar to the copayment obligations of its HMO plans. Unlike WellPoint's HMO and other "closed-access" plans, members are not required to select a primary care physician who is responsible for coordinating their care and may be subject to annual deductible requirements. PPO members have the option to receive health care services from non-network providers, typically at substantially higher out-of-pocket costs to members. Among the Company's various PPO plans are its Prudent Buyer and UNICARE Co-Pay products, which replace annual deductible obligations with HMO-like co-payments while maintaining the member choice typical of PPO plans, and high-deductible health plans intended for use with medical savings accounts ("MSAs"). In 1998, the Company introduced its unique Employee Elect product, which allows small employers to offer their employees a menu of PPO and HMO options.

    Outside of California, the Company offers PPO and other open access products (using proprietary networks and third-party provider networks), as well as traditional fee-for-service products. As WellPoint continues to develop or acquire proprietary provider network systems in key geographic areas, the Company intends to offer more intensively managed products to the existing members of acquired businesses and to new individual, small group and senior customers outside of California.

    The Company believes that an important growth opportunity in the individual market lies in the development of products that are priced attractively for previously uninsured people. In 2000, the Company is introducing its PPO Saver product in California and selected other locations. The PPO Saver product offers significantly lower premiums in exchange for certain limited benefits that still offer primary care physician visits and preventive care benefits and provide catastrophic coverage.

    HMO PLANS. The Company offers a variety of HMO products to the members of its California HMO, CaliforniaCare. CaliforniaCare members are generally charged periodic, prepaid premiums that do not vary based on the amount of services rendered, as well as modest co-payments (small per-visit charges). Members choose a primary care physician from the HMO network who is responsible for coordinating health care services for the member. Certain plans permit members to receive health care services from providers that are not a part of the Company's HMO network at a substantial out-of-pocket cost to members which includes a deductible and higher copayment obligations. To enhance the marketability of its plans, in 1996 the Company introduced its CaliforniaCare Saver HMO product, which has deductible obligations for certain hospital and outpatient benefits. In response to consumer demand for easier access to specialists, in 1997 the Company introduced the Ready Access program in its CaliforniaCare HMO. The program expedites the referral process to specialists within a member's participating medical group ("PMG"). In addition, the program also allows members of certain PMGs to self-refer to designated frequently used specialists.

    As a result of the Rush Prudential acquisition, the Company now offers HMO products in the greater Chicago area. An element of the Company's expansion strategy with respect to this business is to introduce a greater variety of products similar to those offered to CaliforniaCare members.

LARGE GROUP BUSINESSES

    WellPoint's large employer group business, which historically lagged the performance of its individual and small group business, has experienced considerable growth since 1994. The Company attributes this growth to the rebound of the California economy and the enhancement of the Company's reputation for customer service and value, especially among large, established companies.

    MARKETING AND PRODUCTS

    WellPoint's managed health care plans to large employers in California are generally sold by WellPoint sales personnel, in conjunction with an employer's broker or consultant, to develop a package of managed health care benefits specifically tailored to meet the employer's needs. WellPoint believes that a key component of its success in this market segment is the Company's strength in developing complex, highly customized benefits packages that respond to the diverse needs of larger employers and their employee population. In 1999, the Company introduced its Blue Cross Preferred PPO product, which provides certain enhanced benefits desired by high-technology companies in competitive labor markets.

    Many of WellPoint's HMO and PPO products offered to individuals and small employer groups are also offered to large employer groups. In addition to competitive pricing and exemplary customary service, a key competitive factor in the sale of large employer group products is the ability to offer a spectrum of health plan choices. With the completion of the Company's acquisition of Rush Prudential, the Company is able to offer a mix of products, including HMO and PPO products, to customers in the greater Chicago area. One component of the Company's expansion strategy outside of California is to evaluate acquisition opportunities that will allow the Company to complement its product offerings in selected target markets.

    MANAGEMENT SERVICES

    In addition to fully insured products, WellPoint provides administrative services to large group employers that maintain self-funded health plans. In California, the Company often has been able to capitalize on this relationship by subsequently introducing WellPoint's underwritten managed care products. The Company's managed care services revenues have expanded considerably during the last four years as a result of the MMHD and GBO Acquisitions. These businesses, especially the GBO, are comprised of a higher percentage of administrative services business than the Company's traditional California business. WellPoint offers managed care services, including underwriting, actuarial services, medical cost management, claims processing and administrative services for self-funded employers. WellPoint also enables employers with self-funded health plans to use WellPoint's provider networks and to realize savings through WellPoint's favorable provider arrangements, while allowing employers the ability to design certain health benefit plans in accordance with their own requirements and objectives. As of December 31, 1999, WellPoint serviced self-insured health plans covering approximately 2.6 million medical members.

SENIOR PLANS

    WellPoint offers numerous Medicare supplement plans, which typically pay the difference between health care costs incurred by a beneficiary and amounts paid by Medicare. One such product is Medicare Select, a PPO-based product that offers supplemental Medicare coverage. WellPoint also offers Medicare Select II, a hybrid product which allows seniors over the age of 65 to maintain their full Medicare benefits for any out-of-network benefits while enrolled in a supplemental plan that allows them to choose their own physician with a copayment. As of December 31, 1999, these Medicare supplemental plans served approximately 208,000 members. WellPoint also offers Blue Cross Senior Secure, an HMO plan operating in defined geographic areas, under a Medicare + Choice contract with the Health Care Financing Administration ("HCFA"). This contract entitles WellPoint to a fixed per-member premium from HCFA which is subject to adjustment annually by HCFA based on certain demographic information relating to the Medicare population and the cost of providing health care in a particular geographic area. In addition to physician care, hospitalization and other benefits covered by Medicare, the benefits under this plan (which vary by county) typically include prescription drugs, routine physical exams, hearing tests, immunizations, eye examinations, counseling and health education services. As of December 31, 1999 Blue Cross Senior Secure HMO plans served over 28,000 members.

MEDICAID PLANS AND OTHER STATE-SPONSORED PROGRAMS

    The California Department of Health Services ("DHS") administers Medi-Cal, California's Medicaid program. WellPoint has been awarded contracts to offer Medi-Cal managed care programs in various California counties. Under these programs, WellPoint provides health care coverage to Medi-Cal program members and DHS (or a delegated local agency) pays WellPoint a fixed payment per member per month. As of December 31, 1999, approximately 710,000 members were enrolled in WellPoint's Medi-Cal managed care programs in Los Angeles, Sacramento, Orange, San Francisco, Alameda, Santa Clara,

Fresno, Kern, Stanislaus, Contra Costa, San Diego, Tulare and San Joaquin counties and in other state-sponsored programs.

MANAGED HEALTH CARE NETWORKS AND PROVIDER RELATIONS

    While the Company's product development and marketing efforts are organized by distinct customer segments, the Company believes that its interactions with hospitals and physicians are best facilitated through a single coordinated effort handled by the Company's Health Care Services Division. Because of the different market positions of the Company's Blue Cross of California and UNICARE tradenames, the Company's health care networks and provider relations are different in California than in other states.

    BLUE CROSS OF CALIFORNIA

    WellPoint's extensive managed health care provider networks in California include its HMO, PPO and specialty managed care networks. These provider relationships are monitored regularly in order to help control the cost of health care while providing access to quality providers. As a result of this network-monitoring process as well as member and provider financial incentives, WellPoint reduces or eliminates the need to use out-of-network providers that are not subject to WellPoint's cost and performance controls.

    WellPoint uses its large California membership to negotiate provider contracts at favorable rates that encourage effective utilization management. Under these contracts, physician providers are paid either a fixed per member monthly amount (known as a capitation payment) or on the basis of a fixed fee schedule. In selecting providers for its networks, WellPoint uses its credentialing programs to evaluate the applicant's professional qualifications and experience, including license status, malpractice claims history and hospital affiliations.

    The following is a more detailed description of the principal features of WellPoint's California PPO and HMO networks.

    PPO NETWORK. The California PPO network included approximately 48,000 physicians and 440 hospitals throughout California as of December 31, 1999. There were approximately 3.1 million members (including administrative services members) enrolled in WellPoint's California PPO health care plans as of such date, approximately 37% of whom were individuals or employees of small groups.

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

    HMO NETWORK. Membership in CaliforniaCare was approximately 2.0 million members as of December 31, 1999. As of December 31, 1999, the HMO network included approximately 31,000 primary care and specialist physicians and approximately 427 hospitals throughout California. The physician network of PMGs is comprised of both multi-specialty medical group practices and individual practice associations ("IPAs").

    Substantially all primary care physicians or PMGs in the Company's California HMO network are reimbursed on a capitated basis. These arrangements specify fixed per member per month payments to providers and may result in a marginally higher medical loss ratio than a non-capitated arrangement, but significantly reduce risk to WellPoint. Generally, HMO network hospital provider contracts are on a nonexclusive basis and provide for a per diem payment, which is below the hospitals' standard billing rates.

    Contractual arrangements with PMGs typically include provisions under which WellPoint provides limited stop-loss protection. If the PMG's actual charges for medical services provided to a member exceed an agreed-upon threshold amount, WellPoint will pay the group a portion of the excess amount. Provider rates are generally negotiated with PMGs and hospitals on an annual or multi-year basis. To encourage PMGs to contain costs for claims for non-capitated services such as inpatient hospital, outpatient surgery, hemodialysis, emergency room, skilled nursing facility, ambulance, home health and alternative birthing center services, WellPoint's PMG agreements provide for a settlement payment to the PMG based upon the PMG's effective utilization of such non-capitated services. PMGs are also eligible for additional incentive payments based upon their satisfaction of quality criteria and management of outpatient prescription drugs.

    UNICARE

    Due to the more recent development of the Company's national operations, the Company's relations with health care providers outside of California are more varied than in California. During 1999, the Company continued its significant network development efforts in various states, including Georgia, Illinois, Indiana, Maryland, Ohio, Texas and Virginia. Some of these network development activities involved start-up activities, while others involved supplementing existing networks acquired in the MMHD and GBO acquisitions. As a result of the Company's extensive efforts, the Company's proprietary networks in Georgia and Texas are substantially completed. As of December 31, 1999, UNICARE's proprietary networks included approximately 92,700 primary care and specialist physicians and 870 hospitals.

    As a result of the Rush Prudential acquisition completed in March 2000, UNICARE has now added Rush Prudential's existing networks to its proprietary networks in the greater Chicago area. As of December 31, 1999, these networks included approximately 10,300 primary care and specialty physicians and approximately 94 hospitals.

    As part of the MMHD Acquisition, the Company also acquired a majority ownership interest in a PPO entity, National Capital Preferred Provider Organization ("UNICARE NCPPO"), which operates in the Maryland/Virginia area and is a joint venture with local health care providers. The UNICARE NCPPO network included approximately 10,700 primary care and specialist physicians and 57 hospitals as of December 31, 1999.

    A large number of UNICARE members are currently served by third-party provider networks, which generally lack the provider selectivity and discounts typical of the Company's proprietary networks. One of the Company's strategies for the expansion of its UNICARE operations is to continue building and acquiring proprietary provider network systems in certain geographies similar to the Company's networks in California and Texas, which provide a continuum of managed care products to various customer segments. As the Company expands its out-of-state operations, it intends to build or acquire such network operations and, as appropriate, to replace or supplement the current third-party network arrangements. Additionally, the Company has begun a process to consolidate its third-party network relationships in an effort to further contain its administrative expenses.

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

    For the Company's UNICARE managed care health plans, utilization management is provided by UNICARE through the Company's subsidiary CostCare, Inc. ("CCI"). As part of the GBO Acquisition, the Company acquired CCI, which provides medical management services. The Company has integrated CCI's traditional utilization management and case management services into UNICARE offerings and is increasing membership in CCI's newer medical management products. These products include a disease state management program, a high-risk pregnancy identification and management program and a nurse health information line. In December 1997, CCI (which operates as UNICARE/Cost Care) received a two-year accreditation for its utilization management program from the Utilization Review Accreditation Commission ("URAC"), a private organization providing voluntary accreditation of utilization review entities. CCI is currently undergoing a re-accreditation by URAC. Additionally, in February 2000, CCI received a two-year accreditation from URAC for its health information line program.

    UNDERWRITING

    In establishing premium rates for its health care plans, WellPoint uses underwriting criteria based upon its accumulated actuarial data, with adjustments for factors such as claims experience, member mix and industry differences to evaluate anticipated health care costs. WellPoint's underwriting practices in the individual and small group market are subject to legislation in California and other states affecting the individual and small employer group market. Because UNICARE's members are in every state, the Company's underwriting practices, especially in the individual and small group market, are subject to a variety of legislative and regulatory requirements and restrictions. See "Government Regulation."

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

    PHARMACY PRODUCTS

    WellPoint offers pharmacy services and pharmacy benefit management services to its members. WellPoint's pharmacy services incorporate features such as drug formularies (a WellPoint-developed listing of preferred, cost-effective drugs), a pharmacy network and maintenance of a prescription drug database and mail order capabilities. Moreover, pharmacy benefit management services provided by WellPoint include management of drug utilization through outpatient prescription drug formularies, retrospective review and drug education for physicians, pharmacists and members. As of December 31, 1999, WellPoint had approximately 22 million risk and non-risk pharmacy members and approximately 53,000 participating pharmacies.

    DENTAL PLANS

    WellPoint's California dental plans include Dental Net, its California dental HMO, and Blue Cross Dental Select HMO, a hybrid plan, with provider networks of approximately 2,100 dentists reimbursed on a capitated basis, a dental PPO, with a network of approximately 11,200 dentists, and traditional indemnity plans. As of December 31, 1999, the Company's dental networks outside of California included approximately 22,000 dentists. The Company's dental products outside of California currently include a dental PPO in Texas, Georgia and almost all of the other states in which the Company operates. As a result of the MMHD and GBO acquisitions, the Company has acquired significant additional dental membership outside of California. The Company's dental plans provide primary and specialty dental services, including orthodontic services, and as of December 31, 1999, served approximately 2.5 million dental members.

    LIFE INSURANCE

    The Company offers primarily term-life and accidental death and dismemberment ("AD&D") insurance to employers, generally in conjunction with the Company's health plans. The MMHD and GBO acquisitions expanded the Company's life insurance business both inside and outside of California. As of December 31, 1999, the Company provided life insurance products to approximately
2.1 million persons.

    MENTAL HEALTH PLANS

    WellPoint offers specialized mental health and substance abuse programs. The plans cover mental health and substance abuse treatment services on both an inpatient and an outpatient basis, through a network of approximately 6,400 contracting providers. In addition, approximately 300 employee assistance and behavioral managed care programs have been implemented for a wide variety of businesses throughout the United States. As of December 31, 1999, there were approximately 2.2 million members covered under WellPoint's mental health plans. The Company believes the implementation of new mental health parity laws (described in "Government Regulation") will provide a growth opportunity for the Company because many plans currently provide for limited mental health benefits.

    UTILIZATION MANAGEMENT

    In connection with the GBO Acquisition, the Company acquired CCI. CCI, which now operates under the trade name UNICARE/CostCare, provides stand-alone utilization management and other medical management services to other health plans and self-funded employers. CCI utilization management services are also integrated into UNICARE product offerings. As of December 31, 1999, the Company had approximately 2.7 million utilization management members.

    DISABILITY PLANS

    The Company offers short-and long-term disability programs, usually in conjunction with the Company's health plans. As of December 31, 1999, the Company provided long-term or short-term disability coverage to approximately 600,000 individuals.

    LONG-TERM CARE INSURANCE

    In November 1997, the Company began offering a group of long-term care insurance products to its California members through its indirect wholly owned subsidiary BC Life & Health Insurance Company ("BC Life"). These plans, which are marketed under the Blue Cross Long Term Care trade name, involve six different products. The Company's long-term care products include tax-qualified and non-tax qualified versions of a skilled nursing home care plan and comprehensive policies covering skilled, intermediate and custodial long-term care and home health care services.

    WORKERS' COMPENSATION MANAGED CARE SERVICES

    In California, the Company offers workers' compensation managed care services, including bill review, network access, medical cost management and utilization management, to employers who self-insure their workers' compensation coverage, as well as to workers' compensation carriers.

MARKET RESEARCH AND ADVERTISING

    WellPoint conducts market research and advertising programs to develop products and marketing techniques tailored specifically to customer segments. WellPoint uses print and broadcast advertising to promote its health care plans. In addition, the Company engages in promotional activities with agents, brokers and consultants. WellPoint incurred costs of approximately $40.8 million, $43.3 million and $36.5 million on advertising for the years ended December 31, 1999, 1998 and 1997, respectively.

COMPETITION

    The managed health care industry in California is competitive on both a regional and statewide basis. In addition, in recent years there has been a trend of increasing consolidation among both national and California-based health care companies, which may further increase competitive pressures. WellPoint competes with other companies that offer similar managed health care plans, some of which have greater resources than WellPoint. In addition, the development and growth of companies offering Internet-based connections between providers, employers and members, along with a variety of services, may create additional competitors. Currently, WellPoint is a market leader in offering managed health care plans to individuals and small employer groups in California. The medical loss ratio attributable to WellPoint's individual and small group business has historically been lower than that for its large employer group business. As a result, a larger portion of WellPoint's profitability on a per-member basis is due to the individual and small group business. WellPoint has experienced increased competition in this market over the last several years, which could adversely affect its medical loss ratio and future financial condition, cash flows or results of operations. See "Factors That May Affect Future Results of Operations."

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

GOVERNMENT REGULATION

    CALIFORNIA

    DOC AND DOI REGULATION. WellPoint offers its managed health care services in California principally through its wholly owned indirect subsidiary Blue Cross of California, which is currently subject to regulation by the California Department of Corporations (the "DOC") under the Knox-Keene Health Care Service Plan Act of 1975 (the "Knox-Keene Act"). This regulatory structure will be significantly altered when newly adopted legislation (described below) becomes effective. The insurance business conducted by the Company's subsidiary BC Life & Health Insurance Company ("BC Life") is regulated by the California Department of Insurance (the "California DOI"). Each entity is subject to various minimum capital and other requirements, such as restrictions on the payment of dividends or the issuance of capital stock, established by its respective regulatory authority. Blue Cross of California's managed health care programs are also subject to extensive DOC regulation regarding benefit and coverage levels, relationships with health care providers, administrative capacity, marketing and advertising, procedures for quality assurance and subscriber and enrollee grievance resolution. Any material modifications to the organization or operations of Blue Cross of California are subject to prior review and approval by the DOC. BC Life must obtain approval from the California DOI for all of its group insurance policies and certain aspects of its individual policies prior to issuing those policies, as well as certain other material actions which BC Life may propose to take. The failure to comply with applicable regulations can subject BCC or BC Life to various penalties, including fines or the imposition of restrictions on the conduct of its operations.

    In 1997, the DOC conducted triennial medical surveys of the Company and each of its subsidiaries licensed under the Knox-Keene Act. The Company received a final report of the DOC with respect to the surveys and has provided responses to the final report. In February 2000, the DOC conducted its next regularly scheduled triennial medical survey of the Company. The Company has not yet received any results of this survey from the DOC. The Company does not expect any material impact on its operations as a result of the surveys. In addition, the DOC conducted a routine examination of fiscal and administrative affairs of Blue Cross of California for the quarter ended March 31, 1998. The Company has received a final report of the results of this audit from the DOC and has responded to each item noted therein.

    RECENT CALIFORNIA HEALTH CARE LEGISLATION

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

    Assembly Bill 55 ("AB 55") establishes an independent medical review system effective as of January 1, 2001. Every health plan enrollee, whether currently under the regulatory supervision of the DOC or the California DOI, must be provided with an opportunity to seek an independent medical review whenever health care services have been denied, modified or delayed by a managed care entity or one of its contracting providers, if this decision was based on a finding that the proposed services are not medically necessary. Under AB 55, there is no minimum dollar level for claims to be subject to the independent review process and the enrollee will not have any responsibility for the payment of any application or processing fee. An enrollee's provider may assist and advocate in the review. All health plan contracts issued or renewed after January 1, 2000 must provide an opportunity to seek an independent review effective as of January 1, 2001. The statute does not apply to decisions by a health plan that health care services are not covered under the plan issued to the subscriber. The newly established Department of Managed Care (which is described below) is instructed to contract with one or more medical review organizations by January 1, 2001.

    Assembly Bill 88 ("AB 88") requires that any health care service plan contract or disability insurance policy issued or renewed on or after July 1, 2000 must provide coverage for the diagnosis and medically necessary treatment of severe mental illness under the same terms and conditions applied to other medical conditions. Many of the plans offered by the Company currently provide for limited mental health benefits.

    Assembly Bill 78 ("AB 78") provides for the creation of a Department of Managed Care into which will be transferred the existing health care service plan operations of the DOC. This will become operative on the earlier of July 1, 2000 or the issuance of an executive order by the California Governor. The Department of Managed Care will be advised by an advisory committee consisting of 22 members, 11 of whom will be appointed by the Governor, 10 of whom will be appointed by the joint recommendation of the Governor, the Speaker of the California Assembly and the California Senate Committee on Rules and one of whom will be the Director of the Department (who will be appointed by the Governor). This advisory committee will issue an annual report, which will include a report card issued to the public on the comparative performance of managed care organizations. This bill also establishes an Office of Patient Advocate, who will be appointed by the California Governor, to represent the interest of enrollees. The Office of Patient Advocate will be charged with the responsibility of helping enrollees secure health care services and will have access to the records of the Department of Managed Care. Under the legislation, the new Department of Managed Care will be granted expanded powers, including the ability to order the discontinuance of "unsafe or injurious practices."

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

    FEDERAL

    RECENT FEDERAL HEALTH CARE LEGISLATION. In August 1997, the President signed into law the Balanced Budget Act of 1997 (the "Balanced Budget Act"). The Balanced Budget Act included a number of measures affecting the provision of health care. The act placed restrictions on the variation in Medicare reimbursement amounts (so-called "risk adjusters") between counties. HCFA has released proposed risk adjusters, which are currently expected to be implemented in phases through the year 2005. In addition, the Balanced Budget Act expanded the managed health plan options available to Medicare enrollees to include PPO, POS and high deductible health plans intended for MSAs. Regulations regarding these changes were adopted in June 1998. Finally, the Balanced Budget Act implemented certain changes with respect to Medicare supplement programs, including guaranteed coverage issues. Certain of the changes under the Balanced Budget Act could have the result of increasing the Company's costs.

    In November 1997, the Advisory Commission on Consumer Protection and Quality in the Health Care Industry (the "Clinton Quality Commission"), which had been appointed by President Clinton to formulate recommendations regarding health care quality and the protection of consumers, released a "Consumer Bill of Rights and Responsibilities" containing a number of general and specific recommendations regarding the provision of health care in the United States. No legislation has yet been adopted as a result of its recommendations. In February 1998, the President issued an executive order to the government administrators of each of the government-sponsored health programs directing them to take appropriate actions to insure compliance with some or all of the recommendations made in the Consumer Bill of Rights by various dates on or before December 31, 1999. Compliance with the President's executive order is likely to increase health plan costs associated with these government-sponsored programs. In 1998, the Department of Labor also issued proposed regulations regarding a mandated health plan grievance and appeal process. These regulations would apply to all plans subject to the Employee Retirement and Income Security Act of 1974 ("ERISA"), including employer-funded plans. Final regulations have not yet been issued. These regulations, if adopted, could have the effect of increasing the Company's expenses.

    On August 21, 1996, the President signed into law the Health Insurance Portability and Accountability Act of 1996 (originally known in the Senate as the Kennedy-Kassebaum bill) ("HIPAA"). HIPAA and the implementing regulations that have thus far been adopted impose new obligations for issuers of health insurance coverage and health benefit plan sponsors. HIPAA requires certain guaranteed issuance and renewability of health coverage for individuals and small groups (generally 50 or fewer employees) and limits exclusions based on preexisting conditions. Most of the insurance reform provisions of HIPAA became effective for "plan years" beginning July 1, 1997.

    HIPAA also establishes new requirements regarding the confidentiality of patient health information and regarding standard formats for the transmission of health care data. In November 1999, the Department of Health and Human Services released proposed regulations regarding the privacy of "protected health information" for electronic records. The proposed rules would, among other things, require that health plans give patients a clear written explanation of how they intend to use, keep and disclose patient health information, prohibit health plans from conditioning payment or coverage on a patient's agreement to disclose health information for other purposes, and create federal criminal penalties for health plans, providers and claims clearinghouses that knowingly and improperly disclose information or obtain information under false pretenses. Proposed regulations regarding the standard formats for the transmission of health care information have also been released, although no final regulations have yet been adopted. The privacy and standardization regulations, if adopted, could have the effect of increasing the Company's expenses.

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

    FUTURE HEALTH CARE REFORM. A number of legislative proposals have been made at the Federal and state levels over the past several years. These proposals would, among other things, mandate benefits with respect to certain diseases or medical procedures, require plans to offer an independent external review of certain coverage decisions or establish health plan liability in a manner similar to the California legislation discussed above or the Georgia and Texas legislation discussed in the following section. The United States Congress is currently considering a number of alternative health care reform measures that would, among other things, mandate external review of treatment denial decisions, provide for managed care liability and allow for collective bargaining by physicians groups. There have also been proposals made at the Federal level to implement greater restrictions on employer-funded health plans, which are generally exempted from state regulation by ERISA.

    WellPoint is unable to evaluate what legislation may be proposed and when or whether any legislation will be enacted and implemented. However, many of the proposals, if adopted, could have a material adverse effect on WellPoint's financial condition, cash flows or results of operations, while others, if adopted, could potentially benefit WellPoint's business.

    OTHER STATES

    The Company's activities in other states are subject to state regulation applicable to the provision of managed health care services and the sale of traditional health indemnity insurance. As a result of the MMHD, GBO and Rush Prudential acquisitions, the Company and certain of its subsidiaries are also subject to regulation by the DOI in Delaware (which is the state of incorporation and domicile of UNICARE Life & Health Insurance Company, the Company's principal operating subsidiary outside of California), Illinois, Indiana and in all other states. As the Company expands its offering of managed care products in new geographic locations, it will be subject to additional regulation by governmental agencies applicable to the provision of health care services. The Company believes it is in compliance in all material respects with all current state regulatory requirements applicable to its business as presently conducted. However, changes in government regulations could affect the level of services which the Company is required to provide or the rates which the Company can charge for its health care products and services.

    As the Company continues to expand its operations outside of California, new legislative and regulatory developments in Delaware, Texas, Georgia (especially after the expected completion of the Cerulean transaction), Illinois and various other states will have greater potential effect on the Company's financial condition, cash flows or results of operations. Over the past few years, there has been an increase throughout the United States in proposed state legislation regarding, among other things, mandated benefits, health plan liability, third-party review of health plan coverage determinations and health plan relationships with providers. The Company expects that this trend of increased legislation will continue. In this regard, in 1999 the Georgia Legislature adopted several new bills, including one that requires managed care plans to offer coverage for services rendered by out-of-network providers and one that establishes a "consumer advocate" with authority to review and comment upon matters pending before the Department of Insurance Commissioner. These laws may have the effect of increasing the Company's claims expense, especially after the anticipated completion of the Cerulean transaction.

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

    In connection with the GBO Acquisition, the Company has entered into a reinsurance arrangement, on a 100% coinsurance basis, of the insured business of the GBO. This business includes a small number of insured persons in Canada covered by group policies issued to U.S.-based employers. As a result, the Company may be subject to certain rules and regulations of applicable Canadian regulatory agencies.

SERVICE MARKS

    WellPoint and its subsidiaries have filed for registration of and maintain several service marks, trademarks and trade names at the Federal level and in California, including "Prudent Buyer Plan," "CaliforniaCare" and "UNICARE." WellPoint, Blue Cross of California and BC Life are currently parties to license agreements with the Blue Cross Blue Shield Association (the "BCBSA") which allow them to use the Blue Cross name and mark in California with respect to WellPoint's HMO and PPO network-based plans. Cerulean has also been granted similar BCBSA licenses for the state of Georgia, which licenses are expected to be transferred to WellPoint at the closing of the Cerulean transaction. The BCBSA is a national trade association of Blue Cross and Blue Shield licensees, the primary function of which is to promote the Blue Cross and Blue Shield names. Each licensee is an independent legal organization and is not responsible for the obligations of other BCBSA member organizations. A Blue Cross or Blue Shield license requires payment of a fee to the BCBSA and compliance with various requirements established by the BCBSA, including the maintenance of specified minimum capital. The failure to meet such capital requirements can subject the Company to certain corrective action, while the failure to meet a lower specified level of capital can result in termination of the Company's license agreement with the BCBSA. WellPoint considers the licensed Blue Cross name and its registered service marks, trademarks and trade names important in the operation of its business.

EMPLOYEES

    At December 31, 1999, WellPoint and its subsidiaries employed approximately 10,600 persons. Approximately 142 of the Company's employees are presently covered by a collective bargaining agreement with the Office and Professional Employees International Union, Local 29. Approximately 198 of the Company's office clerical employees in the greater Detroit area are presently covered by a collective bargaining agreement with the International Brotherhood of Teamsters, Chauffeurs, Warehousemen and Helpers of America, Local No. 614. WellPoint believes that its relations with its employees are good, and it has not experienced any work stoppages.

EXECUTIVE OFFICERS

    Leonard D. Schaeffer, age 54, has been Chairman of the Board of Directors and Chief Executive Officer of the Company since August 1992. Mr. Schaeffer has also been Chief Executive Officer of BCC since 1986 and Chairman of the Board of Directors since 1989. From 1982 to 1986, Mr. Schaeffer served as President of Group Health, Inc., an HMO in the midwestern United States. Prior to joining Group Health, Inc., Mr. Schaeffer was the Executive Vice President and Chief Operating Officer of the Student Loan Marketing Association ("Sallie Mae"), a financial institution that provides a secondary market for student loans, from 1980 to 1981. From 1978 to 1980, Mr. Schaeffer was the Administrator of HCFA. HCFA administers the Federal Medicare, Medicaid and Peer Review Organization programs. Mr. Schaeffer serves as a director of Allergan, Inc.

    D. Mark Weinberg, age 47, has been Executive Vice President, Individual and Small Group Businesses of the Company since April 1999. From October 1995 until March 1999, he served as Executive Vice President, UNICARE Businesses of the Company. From August 1992 until May 1996, Mr. Weinberg served as a director of the Company. From February 1993 to October 1995, Mr. Weinberg was Executive Vice President, Consumer and Specialty Services of the Company. Prior to February 1993, Mr. Weinberg was Executive Vice President of BCC's Consumer Services Group from December 1989 to February 1993 and was Senior Vice President of Individual and Senior Services of BCC from April 1987 to December 1989. From 1981 to 1987, Mr. Weinberg held a variety of positions at Touche Ross & Co. From 1976 to 1981, Mr. Weinberg was general manager for the CTX Products Division of PET, Inc.

    Ronald A. Williams, age 50, has been Executive Vice President, Large Group Businesses of the Company since April 1999. From October 1995 until March 1999, he served as Executive Vice President, Blue Cross of California Businesses of the Company. From August 1992 until May 1996, Mr. Williams served as a director of the Company. From February 1993 to October 1995, Mr. Williams was Executive Vice President, Group and Network Services of the Company. Prior to February 1993, Mr. Williams was Executive Vice President of BCC's Group Services from May 1992 to February 1993. Prior to that time, Mr. Williams served as Executive Vice President of BCC's Health Services and Products Group from December 1989 to May 1992 and as BCC's Senior Vice President of Marketing and Related Products from November 1988 to December 1989. From May 1987 to November 1988 he was Vice President of Corporate Services of BCC. From July 1984 to May 1987 he was Senior Vice President of Vista Health Corporation, an alternative delivery system for outpatient psychological and substance abuse services of which he was also a co-founder. Mr. Williams also serves as a director of Syncor International Corporation.

    Joan E. Herman, age 46, joined the Company in June 1998 as Executive Vice President, Specialty Businesses. From April 1999 until March 2000, Ms. Herman was Executive Vice President, Senior and Specialty Businesses. Since March 2000, Ms. Herman has been Executive Vice President, Senior Specialty and State-Sponsored Programs Businesses. From 1982 until joining the Company,
Ms. Herman was with Phoenix Home Life Mutual Insurance Company, a mutual insurance company, most recently serving as Senior Vice President. Ms. Herman is a member of the Society of Actuaries and American Academy of Actuaries.

    Clifton R. Gaus, age 57, joined the Company in March 1999 as Executive Vice President and Chief Administrative Officer. From March 1998 until joining the Company, Mr. Gaus was Senior Vice President, Research and Development of Kaiser Permanente, a managed health care firm. From March 1997 to 1998, Mr. Gaus was a health care consultant. From February 1993 until March 1997, Mr. Gaus worked in the United States Department of Health and Human Services, where he served in various positions, including the Administrator of the Agency for Health Care Policy and Research and senior advisor for the Office of Assistant Secretary. Mr. Gaus was the founder and initial President of the Association for Health Services Research.

    David C. Colby, age 46, joined the Company in September 1997 as Executive Vice President and Chief Financial Officer. From April 1996 until joining the Company, Mr. Colby was Executive Vice President, Chief Financial Officer and Director of American Medical Response, Inc., a health care services company focusing on ambulance services and emergency physician practice management. From July 1988 until March 1996, Mr. Colby was with Columbia/HCA Healthcare Corporation, most recently serving as Senior Vice President and Treasurer. From September 1983 until July 1988, Mr. Colby was Senior Vice President and Chief Financial Officer of The Methodist Hospital in Houston, Texas.

    Thomas C. Geiser, age 49, has been Executive Vice President, General Counsel and Secretary of the Company since May 1996. From July 1993 until May 1996,
Mr. Geiser held the position of Senior Vice President, General Counsel and Secretary. Prior to joining the Company, he was a partner in the law firm of Brobeck, Phleger & Harrison from June 1990 to June 1993 and a partner in the law firm of Epstein Becker Stromberg & Green from May 1985 to May 1990. Mr. Geiser joined the law firm of Hanson,

Bridgett, Marcus, Vlahos & Stromberg as an associate in March 1979 and became a partner in the firm, leaving in May 1985.

MAY 1996 RECAPITALIZATION AND RESTRICTIONS ON OWNERSHIP AND TRANSFER OF
  SECURITIES

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

    In connection with the Recapitalization, BCC relinquished its rights under the Blue Cross License Agreement dated January 1, 1991, between Blue Cross of California and the BCBSA. The BCBSA and the Company entered into a new License Agreement (the "License Agreement"), pursuant to which the Company became the exclusive licensee for the right to use the Blue Cross name and related service marks in California and became a member of the BCBSA. See "Service Marks."

    The License Agreement required that the Foundation enter into a voting trust agreement (the "Voting Trust Agreement"), pursuant to which the Foundation deposited into a voting trust (the "Voting Trust") the number of shares of the Company's Common Stock sufficient to reduce the Foundation's holdings outside such Voting Trust to a level not in excess of 50% of the voting power of the outstanding shares of the Company's Common Stock. The shares held by the trustee under the Voting Trust Agreement (the "Voting Trust Shares") generally must be voted (i) with respect to elections of directors, where the nominees have been selected by the Nominating Committee (or, in certain instances, subsets of the Board) in conformity with procedures set forth in the Company's Bylaws, to support the position of the Board of Directors, (ii) with certain exceptions, on matters requiring a vote of at least an absolute majority of all outstanding shares of Common Stock, as the majority of non-Voting Trust Shares vote, and
(iii) on all other matters, in the identical proportion in favor of or in opposition to such matters as non-Voting Trust Shares vote. With respect to the removal of directors, calling of stockholder meetings and amendments of the Company's Certificate of Incorporation and Bylaws, where such actions are opposed by the Board of Directors, the Foundation has also agreed under the Voting Trust Agreement to support the position of the Board of Directors. As a result of a subsequent amendment to the License Agreement, as of June 12, 1999 the Voting Trust Agreement requires that the Foundation, through sales (which may involve exercises of its registration rights described below) or additional deposits into the Voting Trust, reduce its holding outside the Voting Trust to 5% of the outstanding Common Stock. As of March 15, 2000, approximately 1,311,181 shares held by the Foundation were subject to the provisions of the Voting Trust Agreement. As of March 15, 2000, the Foundation owned 4,410,000 shares of WellPoint Common Stock, or approximately 7.1% of the outstanding Common Stock.

    With respect to those shares held by the Foundation in excess of the "Ownership Limit" (as defined in the Company's Certificate of Incorporation and discussed further in the following paragraph) that are not subject to the Voting Trust Agreement, the Foundation has also entered into a voting agreement (the "Voting Agreement"). The Voting Agreement provides among other things, that the Foundation, during the period that it continues to own in excess of the Ownership Limit, will vote all shares of the Company's Common Stock owned by it in excess of 5% of the outstanding shares (except those shares held pursuant to the Voting Trust Agreement) in favor of each nominee to the Board of Directors of the Company who has been nominated by the Nominating Committee of the Board of Directors, or under certain circumstances, other subsets of the board, all as set forth in the Company's Bylaws. With respect to the removal of directors, calling of shareholder meetings and amendment of the Company's Articles of Incorporation and

Bylaws, where such actions are opposed by the Board of Directors, the Foundation has also agreed under the Voting Agreement to support the position of the Board of Directors. As of March 15, 2000, no shares held by the Foundation were subject to the Voting Agreement.

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

    In December 1997, the Company and the BCBSA also agreed that the License Agreement would be subject to termination in the event that any entity other than the Foundation became the beneficial owner of 20% or more of WellPoint's then-outstanding Common Stock or other equity securities which (either by themselves or in combination) represented an ownership interest of 20% or greater. WellPoint also agreed that it would not issue any class or series of securities other than shares of Common Stock, non-voting, non-convertible debt securities or such other securities as WellPoint may approve, provided that WellPoint will provide the BCBSA with at least 30 days advance notice of the issuance of such securities and the BCBSA will have the authority to determining how such securities will be treated for purposes of determine a particular holder's beneficial ownership of Common Stock.

    In July 1999, WellPoint issued an aggregate of $299 million in principal amount at maturity of Zero Coupon Convertible Subordinated Debentures Due 2019 (the "Debentures"). The BCBSA has determined that it will treat a holder of Debentures at a particular time as beneficially owning shares of Common Stock equal to the greater of (i) the number of shares into which the Debentures could be converted upon exercise of the conversion right of the Debentures at such time, and (ii) the number of shares of Common Stock which the holder would receive if WellPoint paid the holder in shares of Common Stock upon exercise of the holder's redemption right (assuming redemption of the Debentures at a price equal to the original issue price plus then-accrued original issue discount and based on the then-current market price of the Common Stock). This deemed beneficial ownership will be aggregated with a Debentureholder's other beneficial ownership of Common Stock for purposes of determining if the Ownership Limit provisions have been violated. Any Debentureholder's deemed beneficial ownership of Common Stock will fluctuate as a result of changes in the market price of the Common Stock.

    In connection with the Recapitalization, the Company and the Foundation also entered into a registration rights agreement (the "Registration Rights Agreement") with respect to the shares of the Company held by the Foundation. The Registration Rights Agreement grants the Foundation (and certain transferees of the shares covered by the Registration Rights Agreement), certain demand and "piggyback" registration rights which generally continue as long as the Foundation owns 5% or more of the Company's outstanding Common Stock. The undertakings made by Old WellPoint in order to secure the DOC's approval of the Recapitalization required the Foundation to make certain minimum annual distributions beginning in 1997. In order to fund such required distributions, the Foundation may make sales from time to time of shares of the Company's Common Stock pursuant to the exercise of its rights under the Registration Rights Agreement.

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

FACTORS THAT MAY AFFECT FUTURE RESULTS OF OPERATION

    Certain statements contained in "Item 1. Business," such as statements concerning the Company's geographic expansion and other business strategies, the effect of recent health care reform legislation, changes in the competitive environment and small group membership growth and other statements contained herein regarding matters that are not historical facts, are forward-looking statements (as such term is defined in the Securities Exchange Act of 1934). Such statements involve a number of risks and uncertainties that may cause actual results to differ from those projected. Factors that can cause actual results to differ materially include, but are not limited to, those discussed below. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof.

    FEDERAL AND STATE HEALTH CARE REGULATION; LEGISLATIVE REFORM; ACTIVITIES AS
     GOVERNMENT CONTRACTOR

    WellPoint's operations are subject to substantial regulation by Federal, state and local agencies. As a result of the MMHD and GBO Acquisitions, WellPoint is now subject to the authority of state regulatory agencies in all 50 states. Such regulation may either relate to the Company's business operations or to the financial condition of regulated subsidiaries. With regard to the former, regulation typically covers prescribed benefits, relationships with providers, marketing, advertising, quality assurance and member grievance resolution. With regard to the latter, regulation typically governs the amount of capital required to be retained in regulated subsidiaries and the ability of such subsidiaries to pay dividends. There can be no assurance that any past or future regulatory action by any such agencies will not have a material adverse effect on the profitability or marketability of WellPoint's health plans, the Company's ability to access capital from the operations of its regulated subsidiaries or on its financial condition, cash flows or result of operations.

    In addition to capital requirements imposed by the DOC and certain Departments of Insurance, the Company and its BCBSA-licensed affiliates are required to maintain certain levels of capital to satisfy BCBSA requirements. During 1998, the National Association of Insurance Commissioners (the "NAIC"), the trade association representing state insurance regulators, adopted a risk-based capital formula for licensed managed care organizations called Managed Care Organization Risk-Based Capital ("MCORBC"). The NAIC also approved an accompanying Risk-Based Capital for Health Organizations Model Act (the "Model Act"), which will serve as a model for states considering enacting new legislation. The BCBSA adopted the MCORBC formula effective as of December 31, 1999. If adopted by states, the minimum capital requirements under the Model Act are not expected to have a material impact on the Company, although there can be no assurances that new minimum capital requirements will not increase the Company's capital requirements in the future.

    The health care industry has become the subject of greater legislative and media scrutiny in recent years. In 1999, California adopted a considerable number of health care reform measures, including legislation providing for health plan liability and independent review of health plan decisions. See "Government Regulation." An increasing number of proposals are being considered by the United States Congress and state legislatures relating to health care reform and the Company expects that some of such proposals will be enacted. There can be no assurance that compliance with recently enacted or future legislation will not have a material adverse impact on WellPoint's claims expense, financial condition, cash flows or results of operations.

    The Company provides insurance products to Medi-Cal beneficiaries in various California counties under contracts with the DHS (or a delegated local agency). The Company also provides administrative services for HCFA in various capacities, including certain Medicare programs and under its Blue Cross Senior Secure plan. There can be no assurance that acting as a government contractor in these circumstances will not increase the risk of heightened scrutiny by such government agencies, or that the profitability from this business will not be adversely affected through inadequate premium rate increases due to governmental budgetary issues. Future actions by any regulatory agencies may have a material adverse effect on the Company's business.

    PENDING TRANSACTION WITH CERULEAN

    WellPoint has entered into the Merger Agreement with Cerulean pursuant to which Cerulean will become a wholly owned subsidiary of the Company. (See "Recent Developments--Pending Transaction with Cerulean.") Completion of the Merger is subject to the satisfaction of a number of conditions, including approval by the Georgia Department of Insurance. There can be no assurances that the required approvals will be obtained. In addition, the timing of the resolution of the Conversion Litigation could delay the closing. If all conditions to closing are not met on or before December 31, 2000, each of WellPoint and Cerulean will have the right to terminate the Merger Agreement. As a result, there can be no assurances that the transaction will be consummated.

    As a condition to approval of the transaction, regulatory agencies may impose requirements or limitations on the way that the combined company conducts its business. If WellPoint or Cerulean were to agree to any material requirements or limitations in order to obtain approvals, such requirements or limitations or additional costs associated therewith could adversely affect WellPoint's ability to integrate the operations of Cerulean with those of WellPoint. Accordingly, a material adverse effect on WellPoint's revenues, results of operations and cash flows following the Merger could result.

    The Company intends to incur debt to finance some or all of the cash payments to be made to Cerulean shareholders in connection with the pending acquisition. In addition, WellPoint has received authorization to and has repurchased shares of its Common Stock to offset shares that are expected to be issued in connection with the transaction. Since the purchase price is fixed at $500 million, the number of shares required to be issued is dependent upon the stock price over a specified period of time immediately prior the Closing Date. WellPoint has made significant repurchases of its Common Stock for this purpose, using excess cash as well as the issuance of additional indebtedness under the Company's existing revolving credit facility. Upon completion of the Cerulean transaction, WellPoint may incur significant additional indebtedness to fund not only the cash portion of the transaction but any further repurchases of its Common Stock. Such additional indebtedness may require that a significant amount of the Company's cash flow be applied to the payment of interest, and there can be no assurance that the Company's operations will generate sufficient cash flow to service the indebtedness. Any additional indebtedness may adversely affect the Company's ability to finance its operations and could limit its ability to pursue additional business opportunities that may be in the best interests of the Company and its stockholders.

    CLASS ACTION LAWSUITS AND OTHER EVOLVING THEORIES OF RECOVERY

    In late 1999, a number of class-action lawsuits were brought against several of the Company's competitors alleging, among other things, various misrepresentations regarding their health plans and breaches of fiduciary obligations to health care members. The Company has not yet been made party to any of such lawsuits.

    In addition, WellPoint, like health insurers generally, excludes certain health care services from coverage under its HMO, PPO and other plans. In the ordinary course of business, WellPoint is subject to the claims of its members from decisions to restrict reimbursement for certain treatments. The loss of even one such claim, if it were to result in a significant punitive damage award, could have a material adverse effect on WellPoint's financial condition or results of operations. In addition, the risk of potential liability under punitive damage theories may significantly increase the difficulty of obtaining reasonable settlements of coverage claims. The financial and operational impact that such evolving theories of recovery may have on the managed care industry generally, or WellPoint in particular, is presently unknown. See "Government Regulation."

    HEALTH CARE COSTS AND PREMIUM PRICING PRESSURES

    WellPoint's future profitability will depend in part on accurately predicting health care costs and on its ability to control future health care costs through underwriting criteria, utilization management, product design and negotiation of favorable provider and hospital contracts. Changes in utilization rates, demographic characteristics, the regulatory environment, health care practices, inflation, new technologies, clusters of high-cost cases, continued consolidation of physician, hospital and other provider groups and numerous other factors affecting health care costs may adversely affect WellPoint's ability to predict and control health care costs as well as WellPoint's financial condition, results of operations or cash flows. Periodic renegotiations of hospital and other provider contracts, coupled with continued consolidation of physician, hospital and other provider groups, may result in increased health care costs or limit the Company's ability to negotiate favorable rates. In the past few years, large physician practice management companies have experienced extreme financial difficulties (including bankruptcy), which may subject the Company to increased credit risk related to provider groups and cause the Company to incur duplicative claims expense.

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

    INTEGRATION OF ACQUISITIONS; GEOGRAPHIC EXPANSION STRATEGY; FUTURE
     ACQUISITIONS

    One component of the Company's business strategy has been to diversify into new geographic markets, particularly through strategic acquisitions. The Company completed the MMHD acquisition in March 1996, the GBO acquisition in March 1997 and the Rush Prudential acquisition in March 2000. Since the relevant dates of acquisition, the Company has worked extensively on the integration of the acquired MMHD and GBO businesses, including consolidating existing operations sites and converting certain accounts to the Company's information systems. The Company has also begun its integration of the Rush Prudential businesses. The Company is continuing the consolidation of these acquired operations into its operations, which will require considerable expenditures and a significant amount of management time. Assuming the acquisition of Cerulean is consummated, WellPoint will then undertake similar integration efforts for this acquired business. Due to the complex nature of the merger integration process, particularly the information systems designed to serve these businesses, the Company may temporarily experience increases in claims inventory or other service-related issues that may negatively affect the Company's relationship with its customers and contribute to increased attrition of such customers. The success of these acquisitions will, among other things, also require the integration of a significant number of the employees into the Company's existing operations and the completion of the integration of separate information systems. No assurances can be given regarding the ultimate success of the integration of these acquisitions into the Company's business.

    Both the acquired MMHD operations and the GBO have some indemnity-based insurance operations, with a significant number of members outside of California. Each of these operations experienced varying profitability or losses in recent periods. As anticipated at the time of acquisition, the Company has experienced material membership attrition related to these businesses in 1998 and 1999 and expects to continue to experience membership attrition during 2000 as it pursues its strategy of motivating traditional indemnity health insurance members to select managed care products. There can be no assurances that a sufficient number of these members will accept managed care health plans or that the Company will be able to continue existing relationships with provider networks currently serving those members or develop satisfactory proprietary provider networks in these geographic areas. The development of such networks will require considerable expenditures by the Company.

    As the Company pursues its geographic expansion strategy, the Company's market share in new markets will not be as significant, and its provider networks not as extensive, as in California, and the Company will not have the benefit of the Blue Cross mark (except in Georgia after completion of the Cerulean transaction), which are important components of its success in California. The Company no longer has the benefit of the MassMutual or John Hancock trade names and, after an initial transition period, will no longer have the benefit of the Rush Prudential trade name. There can be no assurance that the absence of one or more of these elements will not adversely affect the success of the Company's geographic expansion strategy.

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

    Prior to the Company's acquisition of the GBO, John Hancock Mutual Life Insurance Company ("John Hancock") entered into a number of reinsurance arrangements with respect to personal accident insurance and the occupational accident component of workers' compensation insurance, a portion of which was originated through a pool managed by Unicover Managers, Inc. Under these arrangements, John Hancock assumed risks as a reinsurer and transferred certain of such risks to other companies. These arrangements have recently become the subject of disputes, including a number of legal proceedings to which John Hancock is a party. The Company believes that it has a number of defenses to avoid any ultimate liability with respect to these matters and believes that such liabilities were not transferred to the Company as part of the GBO Acquisition. However, if the Company were to become subject to such liabilities, the Company could suffer losses that might have a material adverse effect on its financial condition, results of operations or cash flows.

    COMPETITION

    Managed health care organizations operate in a highly competitive environment that is subject to significant change from legislative reform, business consolidations, new strategic alliances, aggressive marketing practices by other managed health care organizations, the development of companies offering Internet-based connections between providers, employers and members and other market pressures. A significant portion of the Company's operations are in California, where the managed health care industry is especially competitive. In addition, the managed health care industry in California has undergone significant changes in recent years, including substantial consolidation. Outside of California, the Company faces competition from other regional and national companies, many of which have (or due to future consolidation, may have) significantly greater financial and other resources and market share than the Company. If competition were to further increase in any of its markets, WellPoint's financial condition, cash flows or results of operations could be materially adversely affected.

    A substantial portion of WellPoint's California business is in the individual and small employer group market, where the loss ratio is significantly lower than in the large employer group market. The individual and small employer group business constituted approximately 37% of WellPoint's total premium revenue for the year ended December 31, 1999. WellPoint has experienced increasing competition in the individual and small employer group market over the past several years, which could adversely affect WellPoint's loss ratio and future financial condition or results of operations. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations."

    DEPENDENCE ON INDEPENDENT AGENTS AND BROKERS

    The Company is dependent on the services of independent agents and brokers in the marketing of its health care plans, particularly with respect to individuals, seniors and small employer group members. Such independent agents and brokers are typically not exclusively dedicated to the Company and may frequently also market health care plans of the Company's competitors. The Company faces intense competition for the services and allegiance of independent agents and brokers.

    EMPLOYEE MATTERS

    The Company is dependent on retaining existing employees and attracting and retaining additional qualified employees to meet its future needs. The Company faces intense competition for qualified employees, particularly during the present economic environment of low unemployment, and there can be no assurance that the Company will be able to attract and retain such employees or that such competition among potential employers will not result in increasing salaries. There can be no assurance that an inability to retain existing employees or attract additional employees will not have a material adverse effect on the results of operations of the Company. The Company is especially dependent on attracting and retaining qualified information technology personnel and other skilled professionals.

    EFFECT OF YEAR 2000 ON COMPUTER SYSTEMS AND APPLICATIONS

    Beginning in 1997 and continuing throughout 1998 and 1999, the Company developed and implemented a comprehensive plan designed to address the year 2000 issue for its information technology ("IT") and its non-information technology systems and applications ("non-IT systems"). This plan included a detailed risk assessment of its various computer systems, business applications and other affected systems, the completion of remediation efforts, internal testing and third-party review of certain of its year 2000 remediation efforts. To date, the Company has not experienced any significant disruptions in its operations as a result of year 2000 issues nor is the Company aware of any significant year 2000-related disruptions experienced by any other company with which WellPoint interacts on a regular basis. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations--Year 2000" for a more comprehensive discussion of the year 2000 issue.

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

ITEM 2.  PROPERTIES.

    Effective as of January 1, 1996, the Company entered into a lease for Blue Cross of California's Woodland Hills, California headquarters facility, which provides for a term expiring in December 2019 with two options to extend the term for up to two additional five-year terms. Rent expense under the lease was approximately $5.3 million during 1999. In 1997, the Company entered into a lease, which expires in December 2019, for a new facility located in Thousand Oaks, California housing certain corporate and specialty services. This facility was completed in January 1999. The Company and its subsidiaries have additional offices in the greater Los Angeles and Ventura County area. As a result of the Company's continuing national expansion efforts, the Company maintains offices in various other locations, including Springfield, Massachusetts; Charlestown, Massachusetts; the greater Chicago, Illinois area; Dearborn, Michigan; and Plano, Texas.

ITEM 3.  LEGAL PROCEEDINGS.

    WellPoint and certain of its subsidiaries are parties to various legal proceedings, many of which involve claims for coverage encountered in the ordinary course of its business. WellPoint, like health plans generally, excludes certain health care services from coverage under its HMO, PPO and other plans. In the ordinary course of its business, WellPoint is subject to the claims of its enrollees arising out of decisions to restrict reimbursement for certain treatments. The loss of even one such claim, if it resulted in a significant punitive damage award, could have a material adverse effect on WellPoint. In addition, the risk of potential liability under punitive damage theories may increase significantly the difficulty of obtaining reasonable settlements of coverage claims. Further, legislation that would potentially establish the liability of health plans for medical decisions has been enacted in California, Texas and Georgia and is pending in various states. See "Item 1. Business Government Regulation." In late 1999, a number of class-action lawsuits were brought against several of the Company's competitors alleging, among other things, various misrepresentations regarding their health plans and breaches of fiduciary obligations to health care members. The Company has not yet been made party to any of such lawsuits. The financial and operational impact that such evolving theories of recovery will have on the managed care industry generally, or WellPoint in particular, is at present unknown. Certain of such legal proceedings are or may be covered under insurance policies or indemnification agreements. Based upon information presently available, the Company believes that the final outcome of all such proceedings should not have a material adverse effect upon WellPoint's results of operations, cash flows or financial condition.

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

                                                                 HIGH           LOW
                                                              -----------   -----------
Year Ended December 31, 1998
  First Quarter.............................................  70 1/16       42 1/4
  Second Quarter............................................  74            61 15/16
  Third Quarter.............................................  74 11/16      51 1/4
  Fourth Quarter............................................  87            51 7/16
Year Ended December 31, 1999
  First Quarter.............................................  87 13/16      69 3/8
  Second Quarter............................................  97            66 13/16
  Third Quarter.............................................  86 11/16      54 3/4
  Fourth Quarter............................................  67 5/8        48 1/4

    On March 15, 2000 the closing price on the New York Stock Exchange for the Company's Common Stock was $63 1/2 per share. As of March 15, 2000, there were approximately 555 holders of record of Common Stock.

    The Company did not pay any dividends on its Common Stock in 1998 or 1999. Management currently expects that all of WellPoint's future income will be used to expand and develop its business. The Board of Directors currently intends to retain the Company's net earnings during 2000.

    During October and November 1999, the Company inadvertently sold approximately 6,030 shares without registration under the Securities Act of 1933 to its employees participating in the Company's 401(k) Retirement Savings Plan. These shares were sold for an aggregate of approximately $375,000.

ITEM 6.  SELECTED FINANCIAL DATA.

                                                                                 YEAR ENDED DECEMBER 31,
                                                              --------------------------------------------------------------
                                                                 1999         1998         1997         1996         1995
                                                              ----------   ----------   ----------   ----------   ----------
                                                                     (IN THOUSANDS, EXCEPT PER SHARE DATA, MEMBERSHIP
                                                                              DATA AND OPERATING STATISTICS)
CONSOLIDATED INCOME STATEMENTS(A)
  Revenues:
    Premium revenue.........................................  $6,896,857   $5,934,812   $5,068,947   $3,699,337   $2,776,760
    Management services revenue.............................     429,336      433,960      377,138      147,911       61,151
    Investment income.......................................     159,234      109,578      196,153      123,584      120,913
                                                              ----------   ----------   ----------   ----------   ----------
                                                               7,485,427    6,478,350    5,642,238    3,970,832    2,958,824
Operating Expenses:
  Health care services and other benefits...................   5,533,068    4,776,345    4,087,420    2,825,914    2,090,036
  Selling expense...........................................     328,619      280,078      249,389      202,318      177,058
  General and administrative expense........................   1,075,449      975,099      836,581      543,541      327,951
  Nonrecurring costs........................................          --           --       14,535           --       57,074
                                                              ----------   ----------   ----------   ----------   ----------
                                                               6,937,136    6,031,522    5,187,925    3,571,773    2,652,119
                                                              ----------   ----------   ----------   ----------   ----------
Operating Income............................................     548,291      446,828      454,313      399,059      306,705
  Interest expense..........................................      20,178       26,903       36,658       36,628           --
  Other expense, net........................................      40,792       27,939       31,301       25,195        9,718
                                                              ----------   ----------   ----------   ----------   ----------
Income from Continuing Operations before provision for
  income taxes, extraordinary gain and cumulative effect of
  accounting change.........................................     487,321      391,986      386,354      337,236      296,987
  Provision for income taxes................................     190,110       72,438      156,917      138,718      122,232
                                                              ----------   ----------   ----------   ----------   ----------
Income from Continuing Operations before extraordinary gain
  and cumulative effect of accounting change................     297,211      319,548      229,437      198,518      174,755
  Income (loss) from discontinued operations................          --      (88,268)      (2,028)       3,484        5,234
  Extraordinary gain from early extinguishment of debt,
    net of tax..............................................       1,891           --           --           --           --
  Cumulative effect of accounting change, net of tax........     (20,558)          --           --           --           --
                                                              ----------   ----------   ----------   ----------   ----------
Net Income..................................................  $  278,544   $  231,280   $  227,409   $  202,002   $  179,989
                                                              ==========   ==========   ==========   ==========   ==========
Per Share Data(A)(B)(C):
  Income from Continuing Operations before extraordinary
    gain and cumulative effect of accounting change:
    Earnings Per Share......................................  $     4.50   $     4.63   $     3.33   $     2.99   $     2.63
    Earnings Per Share Assuming Full Dilution...............  $     4.38   $     4.55   $     3.30   $     2.99   $     2.63
Extraordinary Gain:
  Earnings Per Share........................................  $     0.03           --           --           --           --
  Earnings Per Share Assuming Full Dilution.................  $     0.02           --           --           --           --
Cummulative Effect Of
  Accounting Change.........................................  $    (0.31)          --           --           --           --
  Earnings Per Share Assuming Full Dilution.................  $    (0.30)          --           --           --           --
  Income (Loss) from Discontinued Operations:
    Earnings Per Share......................................          --   $    (1.28)  $    (0.03)  $     0.05   $     0.08
    Earnings Per Share Assuming Full Dilution...............          --   $    (1.26)  $    (0.03)  $     0.05   $     0.08
  Net Income:
    Earnings Per Share......................................  $     4.22   $     3.35   $     3.30   $     3.04   $     2.71
    Earnings Per Share Assuming Full Dilution...............  $     4.10   $     3.29   $     3.27   $     3.04   $     2.71
OPERATING STATISTICS (A)(D):
  Loss ratio................................................        80.2%        80.5%        80.6%        76.4%        75.3%
  Selling expense ratio.....................................         4.5%         4.4%         4.6%         5.3%         6.2%
  General and administrative expense ratio..................        14.7%        15.3%        15.4%        14.1%        11.6%
  Net income ratio..........................................         3.8%         3.6%         4.2%         5.3%         6.3%

                                                                                       DECEMBER 31,
                                                              --------------------------------------------------------------
                                                                 1999         1998         1997         1996         1995
                                                              ----------   ----------   ----------   ----------   ----------
BALANCE SHEET DATA(A):
  Cash and investments......................................  $3,258,666   $2,764,302   $2,560,537   $1,849,814   $1,981,532
  Total assets..............................................  $4,593,234   $4,225,834   $4,234,124   $3,149,378   $2,471,360
  Long-term debt............................................  $  347,884   $  300,000   $  388,000   $  625,000           --
  Total equity..............................................  $1,312,700   $1,315,223   $1,223,169   $  870,459   $1,670,226
  Cash dividends declared per common share(E)...............          --           --           --   $    10.00           --
MEDICAL MEMBERSHIP(F).......................................    7,300,00    6,892,000    6,638,000    4,485,000    2,797,000

----------------------------------
(A) Financial information prior to 1998 has been restated to present the workers' compensation business as a discontinued operation.

(B) Per share data for all periods presented prior to 1996 have been recomputed using 66,366,500 shares, the number of shares outstanding immediately following completion of the Recapitalization. Per share data for the year ended December 31, 1996 has been calculated using such 66,366,500 shares, plus the weighted average number of shares issued during 1996 after the Recapitalization.

(C) Per share data includes nonrecurring costs of $0.13 and $0.52 per basic and diluted share for 1997 and 1995, respectively.

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

GENERAL

    The Company is one of the nation's largest publicly traded managed health care companies. As of December 31, 1999, WellPoint had approximately 7.3 million medical members and approximately 32 million specialty members. The Company offers a broad spectrum of network-based managed care plans. WellPoint provides these plans to the large and small employer, individual and senior markets. The Company's managed care plans include HMOs, PPOs, POS plans, other hybrid medical plans and traditional indemnity plans. In addition, the Company offers managed care services, including underwriting, actuarial services, network access, medical cost management and claims processing. The Company also provides a broad array of specialty and other products, including pharmacy, dental, utilization management, life insurance, preventive care, disability insurance, behavioral health, COBRA and flexible benefits account administration. The Company markets its products in California under the name Blue Cross of California and outside of California under the name UNICARE. Historically, the Company's primary market for managed care products has been California. The Company holds the exclusive right in California to market its products under the Blue Cross name and mark.

SALE OF WORKERS' COMPENSATION SEGMENT

    On July 29, 1998, WellPoint entered into a Stock Purchase Agreement (the "Stock Purchase Agreement") by and between WellPoint and Fremont Indemnity Company ("Fremont"). Pursuant to the Stock Purchase Agreement, Fremont acquired all of the outstanding capital stock of UNICARE Specialty Services, Inc., a wholly owned subsidiary of WellPoint ("UNICARE Specialty"). The transaction was completed on September 1, 1998. The principal asset of UNICARE Specialty was the capital stock of UNICARE Workers' Compensation Insurance Company ("UNICARE Workers' Compensation"). The purchase price for the acquisition was the statutory surplus (adjusted in accordance with the terms of the Purchase Agreement) of UNICARE Workers' Compensation as of the date of the closing. The purchase price based upon adjusted statutory surplus of UNICARE Workers' Compensation as of September 1, 1998, the closing date of the transaction, was approximately $110.0 million, after closing adjustments. Subsequent to September 1, 1998, the Company and Fremont are jointly marketing integrated workers' compensation and medical insurance products in the small employer group market. Based upon the results of a post-closing audit, the Company made a payment of approximately $6.7 million in final settlement of the purchase price.

NATIONAL EXPANSION AND OTHER RECENT DEVELOPMENTS

    In an effort to pursue the expansion of the Company's business outside the state of California, the Company acquired two businesses in 1996 and 1997, the Life and Health Benefits Management Division ("MMHD") of Massachusetts Mutual Life Insurance Company and the Group Benefits Operations (the "GBO") of John Hancock Mutual Life Insurance Company. The Company's March 1, 2000 acquisition of Rush Prudential Health Plans and its pending transaction with Cerulean Companies, Inc. ("Cerulean") are also components of this expansion strategy.

    As a result of the GBO and MMHD acquisitions, the Company has significantly expanded its operations outside of California. In order to integrate its acquired businesses and implement the Company's regional expansion strategy, the Company will need to develop satisfactory networks of hospitals, physicians and other health care service providers, develop distribution channels for its products and successfully convert acquired books of business to the Company's existing information systems, which will require continued investments by the Company.

    In response to rising medical and pharmacy costs the Company has recently implemented premium increases with respect to certain of its products. The Company will continue to evaluate the need for further premium increases, plan design changes and other appropriate actions in the future in order to maintain or restore profit margins. There can be no assurances, however, that the Company will be able to take subsequent pricing or other actions or that any actions previously taken or implemented in the future will be successful in addressing any concerns that may arise with respect to the performance of certain businesses.

ACQUISITION OF RUSH PRUDENTIAL

    On March 1, 2000, the Company completed its acquisition of Rush Prudential Health Plans ("Rush Prudential"). Rush Prudential offers a broad array of products and services ranging from HMO products to traditional PPO products. The acquisition has more than doubled the Company's current Illinois medical membership to nearly 600,000 members. The transaction, which was financed with cash, is valued at approximately $200 million, subject to certain post-closing adjustments. This acquisition will be accounted for under the purchase method of accounting.

PENDING ACQUISITION OF CERULEAN

    On July 9, 1998, the Company entered into an Agreement and Plan of Merger with Cerulean (See Note 22 to the Consolidated Financial Statements). Cerulean, principally through its Blue Cross and Blue Shield of Georgia subsidiary, offers insured and administrative services products primarily in the State of Georgia. Cerulean has historically experienced a higher administrative expense ratio than the Company's core businesses due to its higher concentration of administrative services business. Cerulean has also historically experienced a higher medical loss ratio than the Company's core businesses due to its higher percentage of large group business and fewer managed care offerings. Accordingly, it is expected that Cerulean's higher loss and administrative expense ratios will ultimately contribute to an increase in those ratios for the Company after the transaction is completed. The transaction is expected to be completed during 2000.

LEGISLATION

    In September 1999, the California Legislature enacted and the California Governor subsequently signed into law a number of health care reform measures. Federal legislation enacted during the last four years seeks, among other things, to insure the portability of health coverage and mandates minimum maternity hospital stays. California legislation enacted during 1999, among other things, establishes an explicit duty on managed care entities to exercise ordinary care in arranging for the provision of medically necessary health care services and establishes a system of independent medical review. In 1997, Texas adopted legislation purporting to make managed care organizations such as the Company liable for their failure to exercise ordinary care when making health care treatment decisions. Similar legislation has also been enacted in Georgia. These and other proposed measures may have the effect of dramatically altering the regulation of health care and of increasing the Company's loss ratio and administrative costs or decreasing the affordability of the Company's products.

YEAR 2000

    The Company is substantially dependent on its computer systems, business applications and other information technology systems ("IT systems"), due to the nature of its managed health care business and the increasing number of electronic transactions in the industry. Historically, many IT systems were developed to recognize the year as a two-digit number, with the digits "00" being recognized as the year

1900. As a result, the year 2000 presented a number of potential problems for such systems, including potentially significant processing errors or failure. Given the Company's reliance on its computer systems to process health care transactions, the Company's results of operations could be materially adversely affected by any significant errors or failures. Additionally, the year 2000 presented potential problems for other systems and applications containing date-dependent embedded microprocessors ("non-IT systems"), such as elevators and heating and ventilation equipment.

    Beginning in 1997 and continuing throughout 1998 and 1999, the Company developed and implemented a comprehensive plan designed to address the "year 2000" issue for its IT and non-IT systems and applications. This plan included a detailed risk assessment of the Company's various computer systems, business applications and other affected systems, the completion of remediation efforts, on-going internal testing and third-party review of certain of its year 2000 remediation efforts.

    As part of its year 2000 readiness efforts, the Company's various business units formulated detailed contingency plans in order to address unexpected year 2000 readiness issues or issues beyond the Company's control. These contingency plans focused on identifying potential failure scenarios for the Company's IT and non-IT systems and those of third parties with which the Company interacts and on ensuring the continuation of critical business operations.

    During the year ended December 31, 1999, the Company spent approximately $7.1 million for remediation of its IT software systems and applications, approximately $1.0 million for renovation or replacement of its telecommunications equipment. The Company expensed year 2000 remediation costs as incurred and funded these costs through cash flow from operations.

    To date, the Company has not experienced any significant disruptions in its operations as a result of year 2000 issues nor is the Company aware of any significant year 2000-related disruptions experienced by any other company with which the Company interacts on a regular basis. The Company will continue to monitor its IT and non-IT systems throughout 2000 with respect to year 2000 compliance issues.

    If the Company were to experience any year 2000 issues, either as a result of a failure of its own systems or those of third parties with which it interacts, the Company could be subject to a number of potential consequences including, among others, inability to timely and accurately process health care claims, collect customers' premiums and administrative fees, verify subscriber eligibility, assess utilization trends or compile accurate financial data for use by management. The Company is attempting to limit its exposure to any year 2000 issues by closely monitoring its on-going year 2000 readiness efforts, assessing the year 2000 readiness efforts of various third party with which it interacts and developing contingency plans addressing potential problems that could have a material adverse effect on the Company's results of operations.

RESULTS OF OPERATIONS

    The Company's revenues are primarily generated from premiums earned for risk-based health care and specialty services provided to its members, fees for administrative services, including claims processing and access to provider networks for self-insured employers and investment income. Operating expenses include health care services and other benefits expenses, consisting primarily of payments for physicians, hospitals and other providers for health care and specialty products claims; selling expenses for broker and agent commissions; general and administrative expenses; interest expense; depreciation and amortization expense; and income taxes.

    The Company's consolidated results of operations for each of the years ended December 31, 1999 and 1998, include a full year of earnings for the MMHD and GBO acquired businesses. The results of operations for the year ended December 31, 1997 include ten months of earnings for the GBO, from the date of its acquisition.

    The following table sets forth selected operating ratios. The loss ratio for health care services and other benefits is shown as a percentage of premium revenue. All other ratios are shown as a percentage of premium revenue and management services revenue combined.

                                                          YEAR ENDED DECEMBER 31,
                                                    ------------------------------------
                                                      1999          1998          1997
                                                    --------      --------      --------
Operating Revenues:
  Premium revenue.................................    94.1%         93.2%         93.1%
  Management services revenue.....................     5.9%          6.8%          6.9%
                                                     -----         -----         -----
                                                     100.0%        100.0%        100.0%

Operating Expenses:
  Health care services and other benefits (loss
    ratio)........................................    80.2%         80.5%         80.6%
  Selling expense.................................     4.5%          4.4%          4.6%
  General and administrative expense..............    14.7%         15.3%         15.4%

MEMBERSHIP

    The following table sets forth membership data and the percent change in membership:

                                                               AS OF DECEMBER 31,
                                                              ---------------------   PERCENT
                                                                1999        1998       CHANGE
                                                              ---------   ---------   --------
Medical Membership (a)(b):
Large Employer Group (c)
  California
    HMO.....................................................  1,650,350   1,416,569      16.5%
    PPO and Other...........................................  1,790,671   1,422,340      25.9%
                                                              ---------   ---------
      Total California......................................  3,441,021   2,838,909      21.2%
                                                              ---------   ---------
  Texas.....................................................    170,435     173,541     (1.8)%
  Georgia...................................................     53,237      89,232    (40.3)%
  Other States..............................................  1,545,715   1,849,902    (16.4)%
                                                              ---------   ---------
      Total Large Employer Group............................  5,210,408   4,951,584       5.2%
                                                              ---------   ---------
Individual and Small Employer Group
  California
    HMO.....................................................    336,315     330,454       1.8%
    PPO and Other...........................................  1,167,959   1,135,488       2.9%
                                                              ---------   ---------
      Total California......................................  1,504,274   1,465,942       2.6%
                                                              ---------   ---------
  Texas.....................................................    168,517     100,610      67.5%
  Georgia...................................................     30,100      22,156      35.9%
  Other States..............................................    150,638     137,425       9.6%
                                                              ---------   ---------
      Total Individual and Small Employer Group.............  1,853,529   1,726,133       7.4%
                                                              ---------   ---------
Senior (d)
  California
    HMO.....................................................     28,207      17,143      64.5%
    PPO and Other...........................................    168,059     159,005       5.7%
                                                              ---------   ---------
      Total California......................................    196,266     176,148      11.4%
                                                              ---------   ---------
  Texas.....................................................     22,224      25,346    (12.3)%
  Georgia...................................................        516         310      66.5%
  Other States..............................................     17,060      12,082      41.2%
                                                              ---------   ---------
      Total Senior..........................................    236,066     213,886      10.4%
                                                              ---------   ---------
Total Medical Membership....................................  7,300,003   6,891,603       5.9%
                                                              =========   =========
MEMBERSHIP BY NETWORK (E)
  Proprietary Networks......................................  5,342,740   4,537,000      17.8%
  Affiliate Networks........................................  1,189,813   1,411,097    (15.7)%
  Non-Network...............................................    767,450     943,506    (18.7)%
                                                              ---------   ---------
Total Medical Membership....................................  7,300,003   6,891,603       5.9%
                                                              =========   =========
  California................................................  1,217,176     886,000      37.4%
  Other States..............................................  1,382,390   1,694,119    (18.4)%
                                                              ---------   ---------
TOTAL MANAGEMENT SERVICES MEMBERSHIP (F)....................  2,599,566   2,580,119       0.8%
                                                              =========   =========

------------------------------
(a) Membership numbers are approximate and include some estimates based upon the number of contracts at the relevant date and an actuarial estimate of the number of members represented by the contract.

(b) Classification between states for employer groups is determined by the zip code of the subscriber. Medical membership reflects a shift of 205,865 members as of December 31, 1998, representing employees (and their dependents) of certain California-based companies who reside out of state and were previously classified as California members.

(c) Large Employer Group membership includes 709,598 and 495,357 state-sponsored program members as of December 31, 1999, and 1998, respectively.

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

(f) Medical membership includes management services members which are primarily included within the Large Employer Group segment.

SPECIALTY MEMBERSHIP

                                                 AS OF DECEMBER 31,
                                               -----------------------   PERCENT
                                                  1999         1998       CHANGE
                                               ----------   ----------   --------
Pharmacy(a)..................................  21,979,758   15,003,377      46.5%
Dental.......................................   2,452,727    3,148,528     (22.1)%
Utilization Management.......................   2,664,566    2,908,383      (8.4)%
Life.........................................   2,125,214    2,155,805      (1.4)%
Disability...................................     598,129      778,860     (23.2)%
Behavioral Health(b).........................   2,156,642      743,507     190.1%

------------------------

(a) Effective January 1, 1999, WellPoint revised its methodology of counting pharmacy members. As a result of this revision, pharmacy members for whom WellPoint provides claims processing services are now counted separately from pharmacy members for whom WellPoint provides clinical management services. As of December 31, 1999, WellPoint provided both claims processing services and clinical management services to approximately 4.4 million members.

(b) The increase in behavioral health membership is due to approximately 1.4 million additional California large employer group and certain state-sponsored program members whose behavioral health benefits were formerly not counted separately from medical benefits.

COMPARISON OF RESULTS FOR THE YEAR ENDED DECEMBER 31, 1999 TO THE YEAR ENDED
  DECEMBER 31, 1998

    The following table depicts premium revenue by business segment:

                                                        YEAR ENDED DECEMBER 31,
                                                       -------------------------
                                                          1999          1998
                                                       -----------   -----------
                                                            (IN THOUSANDS)
Large Employer Group.................................  $3,889,032    $3,467,742
Individual and Small Employer Group..................   2,551,961     2,114,094
Corporate and Other..................................     455,864       352,976
                                                       ----------    ----------
Consolidated.........................................  $6,896,857    $5,934,812
                                                       ==========    ==========

    Premium revenue increased 16.2%, or $962.1 million, to $6,896.9 million for the year ended December 31, 1999 from $5,934.8 million for the year ended December 31, 1998. The overall increase was due to an increase in insured member months of 9.5% in the Large Employer Group and the Individual and Small Employer Group business segments, and the implementation of price increases throughout the Company's business segments. The Company expects that it will experience some level of further membership dilution of its acquired MMHO and GBO members during the first half of 2000 as it continues to increase prices and pursues its strategy of motivating members to select managed care products.

    The following table depicts management services revenue by business segment:

                                                              YEAR ENDED
                                                             DECEMBER 31,
                                                          -------------------
                                                            1999       1998
                                                          --------   --------
                                                            (IN THOUSANDS)
Large Employer Group....................................  $367,060   $388,301
Individual and Small Employer Group.....................     4,579      4,627
Corporate and Other.....................................    57,697     41,032
                                                          --------   --------
Consolidated............................................  $429,336   $433,960
                                                          ========   ========

    Management services revenue decreased 1.1% for the year ended December 31, 1999 in comparison to the same period in the prior year. The overall decline is due to a 4.0% decline in management services member months, offset by the implementation of price increases in the Large Employer Group business segment. The decrease in management services member months was primarily related to attrition on acquired MMHD membership and, to a lesser extent, the GBO membership.

    Investment income was $159.2 million for the year ended December 31, 1999 compared to $109.6 million for the year ended December 31, 1998, an increase of $49.6 million. The increase was primarily due to an increase in net interest and dividend income of $51.3 million to $196.5 million for the year ended
December 31, 1999 in comparison to $145.2 million for the year ended
December 31, 1998. This increase was primarily due to interest income of $23.8 million related to the Company's refund from the IRS (See "--Liquidity and Capital Resources") and higher average investment balances in 1999 versus 1998. Interest and dividend income for the year ended December 31, 1999 also included a $1.3 million charge related to the partial termination of the Company's interest rate swap agreements (See "--Liquidity and Capital Resources"). The increase was also attributable to the recognition of an "other than temporary" decline in value in accordance with SFAS No. 115 of $48.7 million in 1998 relating to the Company's equity holdings in FPA Medical Management Inc. ("FPA"). Net realized losses on investment securities totaled $33.8 million for the year ended December 31, 1999 in comparison to a gain of $16.7 million for the year ended December 31, 1998, excluding the FPA loss.

    The loss ratio attributable to managed care and related products for the year ended December 31, 1999 decreased to 80.2% compared to 80.5% for the year ended December 31, 1998. The decline is primarily due to price increases implemented throughout the year in the Company's Large Employer Group and Individual and Small Employer Group business segments. In addition, the decline was also attributable to membership attrition related to underperforming MMHD and GBO acquired accounts in the Company's Large Employer Group business, which have historically experienced a higher loss ratio than the Company's other business.

    Selling expense consists of commissions paid to outside brokers and agents representing the Company. The selling expense ratio increased slightly to 4.5% for the year ended December 31, 1999 from 4.4% from the year ended December 31, 1998.

    The general and administrative expense ratio decreased to 14.7% for the year ended December 31, 1999 from 15.3% for the year ended December 31, 1998. The overall decline is primarily attributable to savings from the consolidation of various offices outside of California, the integration of information systems centers related to acquired businesses with the Company's information systems and a reduction in Year 2000 remediation expense from 1998 levels, in addition to economies of scale associated with membership and premium revenue growth in relation to certain fixed general and administrative expenses.

    Interest expense was $20.2 million for the year ended December 31, 1999 compared to $26.9 million for the year ended December 31, 1998. The decrease in interest expense is related to the higher average debt balance in 1999 compared to 1998, which was more than offset by a decrease in the effective interest rate due to the issuance of the Company's Zero Coupon Convertible Subordinated Debentures (the "Debentures"). The weighted average interest rate for all debt for the year ended December 31, 1999, including the fees associated with the Company's borrowings and interest rate swaps, was 7.04%.

    The provision for income taxes increased $117.7 million, resulting in a tax provision of $190.1 million for the year ended December 31, 1999. The increase was primarily due to the effect of a private letter ruling received from the IRS in September 1998, which resulted in a decrease in income tax expense of $85.5 million during 1998. Excluding the ruling, the provision for income taxes would have been $157.9 million during the year ended December 31, 1998, representing an overall tax rate consistent with the tax rate for 1999.

    Effective January 1, 1999, the Company changed its method of accounting for start-up costs related to the Company's provider network and distribution channel development. The cumulative effect of this change of $20.6 million, net of tax, was reflected in the results of operations for the year ended December 31, 1999.

    During the fourth quarter of 1999, the Board of Directors authorized the repurchase of some or all of the Debentures, which were issued in July 1999 to fund the purchase of 2 million WellPoint common shares from the California HealthCare Foundation. The Company's income from continuing operations, excluding the cumulative effect of accounting change and the extraordinary gain for the year ended December 31, 1999 was $297.2 million, compared to $319.5 million for the year ended December 31, 1998. The decrease is primarily the result of the impact of the private letter ruling received from the IRS in 1998. Earnings per share from continuing operations, excluding the cumulative effect of accounting change and the extraordinary gain, totaled $4.50 and $4.63 for the year ended December 31, 1999 and 1998, respectively.

    Earnings per share for the year ended December 31, 1999 is based upon weighted average shares outstanding of 66.1 million, excluding potential common stock, and 68.1 million shares, assuming full dilution. Earnings per share for the year ended December 31, 1998 is based on 69.1 million shares excluding potential common stock, and 70.3 million shares, assuming full dilution. The decrease in weighted average shares outstanding primarily relates to the effect of the repurchase of approximately 4.3 million shares during the year ended December 31, 1999. In addition, for weighted average shares outstanding assuming full dilution, the decline was partially offset by the impact of the assumed conversion of the Debentures.

COMPARISON OF RESULTS FOR THE YEAR ENDED DECEMBER 31, 1998 TO THE YEAR ENDED
  DECEMBER 31, 1997

    The following table depicts premium revenue by business segment:

                                                        YEAR ENDED DECEMBER 31,
                                                       -------------------------
                                                          1998          1997
                                                       -----------   -----------
                                                            (IN THOUSANDS)
Large Employer Group.................................  $3,467,742    $2,999,422
Individual and Small Employer Group..................   2,114,094     1,785,096
Corporate and Other..................................     352,976       284,429
                                                       ----------    ----------
Consolidated.........................................  $5,934,812    $5,068,947
                                                       ==========    ==========

    Premium revenue increased 17.1%, or $865.9 million, to $5,934.8 million for the year ended December 31, 1998 from $5,068.9 million for the year ended December 31, 1997. The overall increase was primarily due to an increase in insured member months of 12.1%, in the Large Employer Group and Individual and Small Employer Group business segments, in addition to the implementation of price increases in both segments. The additional two months of premium revenue in 1998 related to the GBO accounted for $80.1 million or 9.3% of the overall increase, or 17.1% of the increase in the Large Employer Group business segment.

    The following table depicts management services revenue by business segment:

                                                              YEAR ENDED
                                                             DECEMBER 31,
                                                          -------------------
                                                            1998       1997
                                                          --------   --------
                                                            (IN THOUSANDS)
Large Employer Group....................................  $388,301   $327,753
Individual and Small Employer Group.....................     4,627      3,613
Corporate and Other.....................................    41,032     45,772
                                                          --------   --------
Consolidated............................................  $433,960   $377,138
                                                          ========   ========

    Management services revenue increased 15.1%, or $56.9 million, to $434.0 million for the year ended December 31, 1998 from $377.1 million for the year ended December 31, 1997. The increase was primarily due to a 14.7% increase in management services member months, primarily in the Company's Large Employer Group business segment. The additional two months of management services revenue in 1998 related to the GBO accounted for $22.3 million or 39.2% of the overall increase, or 36.9% of the increase in the Large Employer Group business segment. Also contributing to the increase was the incremental impact of the addition of a management services contract also in the Company's Large Employer Group business segment with the State of Illinois effective as of July 1997.

    Investment income decreased $86.6 million to $109.6 million for the year ended December 31, 1998, compared to $196.2 million for the year ended
December 31, 1997. The decline was primarily attributable to recognition in 1998 of an "other than temporary" decline in value of $48.7 million relating to the Company's equity holdings in FPA, which subsequently filed for bankruptcy. Further contributing to the decrease between years was the initial gain of $30.3 million recognized in 1997 related to the exchange of Health Partners Inc. ("HPI") stock for FPA. Excluding the effects of both the "other than temporary" decline in value in 1998 and the gain related to the stock-for-stock merger with FPA in 1997, investment income would have been $158.3 million and $165.9 million, for 1998 and 1997, respectively. Including the loss on FPA in 1998, and the gain on HPI in 1997, the net realized loss on investment securities for the year ended December 31, 1998 was $32.0 million compared to a net realized gain of $64.3 million for the year ended December 31, 1997. Net interest and dividend income increased $11.3 million to $145.2 million for the year ended December 31, 1998 in comparison to $133.9 million for the year ended December 31, 1997, primarily due to increased interest income resulting from the investment portfolios of the acquired GBO businesses partially offset by lower yields on invested assets in 1998 versus 1997. Net investment income also included a loss of approximately $4.5 million in 1998 related to the Company's interest rate swap agreements.

    The loss ratio attributable to managed care and related products for the year ended December 31, 1998 decreased slightly to 80.5% compared to 80.6% for the year ended December 31, 1997. Excluding the GBO for the period prior to its acquisition for the year ended December 31, 1998, the loss ratio would have been 80.0%. The decline is primarily due to membership attrition related to underperforming MMHD and GBO acquired accounts, combined with the growth in the Company's Medi-Cal business that experienced a lower loss ratio, primarily in the Company's Large Employer Group business segment.

    The selling expense ratio for the year ended December 31, 1998 decreased to 4.4% from 4.6% for the year ended December 31, 1997, largely due to the acquisition of the GBO primarily in the Company's Large Employer Group business segment, which has a lower selling expense ratio than the Company's existing business due to the use of an internal sales force. Excluding the GBO for the period prior to its acquisition for the year ended December 31, 1998, the selling expense ratio would have been 4.5%. The Large Employer Group business segment's growth in Medi-Cal and large employer group medical products had a further impact on lowering the selling expense ratio as a result of the lower selling costs associated with these products in comparison to the Company's other products.

    The general and administrative expense ratio decreased slightly to 15.3% for 1998 compared to 15.4% for 1997. The GBO has historically experienced a higher administrative expense ratio than the Company's traditional California-based businesses due to the GBO's higher percentage of management services business. The administrative expense ratio, excluding the GBO for the period prior to its acquisition for the year ended December 31, 1998, was 15.0%. This decline in comparison to the previous year is primarily due to savings from the consolidation of various regional offices outside of California and the integration of information system centers related to acquired businesses with the Company's information systems, in addition to economies of scale associated with membership and premium revenue growth in relation to fixed corporate general and administrative expenses.

    Interest expense decreased for the year ended December 31, 1998 to $26.9 million, from $36.7 million for the year ended December 31, 1997. The decrease is primarily related to the repayment of indebtedness as the effective interest rate paid by the Company remained relatively stable as a result of its interest rate swaps. The Company's long-term indebtedness at December 31, 1998 was $300.0 million compared to $388.0 million at December 31, 1997. The weighted average interest rate for all debt for the year ended December 31, 1998, including the cost associated with the fee on the Company's credit agreements and its interest rate swap agreements, was 7.6%. See "--Liquidity and Capital Resources."

    The provision for income taxes decreased $84.5 million, or 53.9%, to $72.4 million for the year ended December 31, 1998. The decline was primarily due to the effect of the private letter ruling received from the IRS in September 1998, which resulted in a decrease in income tax expense of $85.5 million. (See
Note 8 to the Consolidated Financial Statements.) Excluding the ruling, the provision for income taxes would have been $157.9 million, representing an overall tax rate consistent with the prior period.

    The Company's income from continuing operations before extraordinary gain and cumulative effect of accounting change for the year ended December 31, 1998 was $319.5 million, compared to $229.4 million for the year ended December 31, 1997. Earnings per share from continuing operations before extraordinary gain and cumulative effect of accounting change totaled $4.63 and $3.33 for the years ended December 31, 1998 and 1997, respectively. Earnings per share from continuing operations before extraordinary gain and cumulative effect of accounting change assuming full dilution totaled $4.55 and $3.30 for the years ended December 31, 1998 and 1997, respectively. Earnings per share from continuing operations before extraordinary gain and cumulative effect of accounting change for the year ended December 31, 1997 included non-recurring costs of $0.13 per share (See Note 17 to the Consolidated Financial Statements).

    Earnings per share for the year ended December 31, 1998 is based upon weighted average shares outstanding of 69.1 million, excluding potential common stock, and 70.3 million shares assuming full dilution. Earnings per share for the year ended December 31, 1997 has been calculated using 68.8 million, excluding potential common stock, and 69.5 million shares, assuming full dilution. For the year ended December 31, 1998, the increase in weighted average shares outstanding primarily relates to common stock issued through the Company's stock option plans and the incremental impact in 1998 of the public offering of 3.0 million shares of the Company's common stock in April 1997, partially offset by the repurchase of 3.5 million shares during the latter part of 1998.

FINANCIAL CONDITION

    The Company's consolidated assets increased by $367.4 million, or 8.7%, from $4,225.8 million as of December 31, 1998 to $4,593.2 million as of December 31, 1999. The increase in total assets was primarily due to growth in cash and investments as a result of operating cash flow. Cash and investments totaled $3.3 billion as of December 31, 1999, or 70.9% of total assets. Income taxes recoverable declined approximately $179.9 million, resulting in a net payable of $84.0 million at December 31, 1999. The primary reason for the decrease was the receipt in the third quarter of 1999 of the IRS refund (See "--Liquidity and Capital Resources").

    Overall claims liabilities increased $170.6 million, or 12.9%, from $1,320.6 million at December 31, 1998 to $1,491.2 million at December 31, 1999. This increase was primarily due to an increase in insured membership from December 31, 1998 to December 31, 1999 of approximately 9.0% in the Company's Large Employer Group and Individual and Small Employer Group businesses, in addition to the timing of certain pharmacy claim payments.

    As of December 31, 1999, $347.9 million was outstanding under the Company's long-term debt facilities of which $147.9 million was related to the Company's Debentures and $200.0 million was related to the Company's revolving credit facility. As of December 31, 1998, $300.0 million was outstanding under the Company's long-term debt facilities of which $280 million was related to the Company's revolving credit facility and $20 million was due under a term note issued in connection with the MMHD acquisition. Debt repayments during 1999 were primarily funded from cash flow from continuing operating activities.

    Stockholders' equity totaled $1,312.7 million as of December 31, 1999, a slight decrease of $2.5 million from $1,315.2 million as of December 31, 1998. The decline related primarily to stock repurchases made during the year totaling $291.7 million, funded principally from the proceeds from the Company's issuance of the Debentures and from income from operations, and a $25.9 million increase in net unrealized losses on investment securities, net of tax, partially offset by net income of $278.5 million for the year ended December 31, 1999 and $33.8 million of stock issuances under the Company's stock option and purchase plans.

    During the year ended December 31, 1998, the Company's Board of Directors approved a stock repurchase plan of up to eight million shares. During the year ended December 31, 1999, the Board of Directors amended the plan to approve the repurchase of an additional 4.7 million shares. At December 31, 1999, approximately 5.0 million shares remained available for repurchase under that plan.

LIQUIDITY AND CAPITAL RESOURCES

    The Company's primary sources of cash are premium and management services revenues received and investment income. The primary uses of cash include health care claims and other benefits, capitation payments, income taxes, repayment and repurchases of long-term debt, interest expense, broker and agent commissions, administrative expenses, common stock repurchases and capital expenditures. In addition to the foregoing, other uses of cash include costs of provider networks and systems development, and costs associated with the integration of acquired businesses.

    The Company generally receives premium revenue in advance of anticipated claims for related health care services and other benefits. The Company's investment policies are designed to provide liquidity, preserve capital and maximize total return on invested assets. Cash and investment balances maintained by the Company are sufficient to meet applicable regulatory financial stability and net worth requirements. As of December 31, 1999, the Company's investment portfolio consisted primarily of investment grade fixed-maturity securities. Approximately 10% of the portfolio was invested in equity securities.

    Net cash flow provided by continuing operating activities was $829.4 million for the year ended December 31, 1999, compared with $394.6 million in 1998. Cash flow from continuing operations for the year ended December 31, 1999 was due primarily to income from continuing operations, before the extraordinary gain and cumulative effect of accounting change, of $297.2 million, and the cash refund from the IRS of $183.0 million. In addition, cash flow from continuing operations was affected by increases in medical claims payable of $195.7 million related to the growth of insured members, and the timing of other operating liability payments.

    Net cash used in continuing investing activities in 1999 totaled $531.1 million, compared with $21.6 million in 1998. The cash used in 1999 was attributable primarily to the purchase of investments and property, plant and equipment, net of sales proceeds of $3,456.3 million and $36.6 million, respectively, the first quarter 1999 adjustment of $6.7 million of the sales price of the Company's workers' compensation business, which was sold in 1998, in addition to the payment of approximately $7.7 million related to the transition of Omni Healthcare members to the Company's health plans. This was partially offset by the proceeds from investments sold and matured of $2,976.2 million.

    Net cash used in financing activities totaled $204.1 million in 1999, compared to $241.9 million in 1998. Net cash used in financing activities in 1999 was primarily due to the repurchase of 4.3 million shares of the Company's Common Stock totaling $291.7 million and repayments of long-term debt totaling $149.8 million related to both the Company's revolving credit facility and Debentures. These uses of cash were partially offset by the receipt of approximately $201.0 million of proceeds related to the issuance of the Debentures (See Note 7 to the Consolidated Financial Statements) in addition to $36.6 million related to the issuance of Common Stock through the Company's employee stock purchase and option plans.

    The Company has a $1.0 billion unsecured revolving credit facility. Borrowings under the credit facility bear interest at rates determined by reference to the bank's base rate or to the London Interbank Offered Rate ("LIBOR") plus a margin determined by reference to the Company's leverage ratio (as defined in the credit agreement) or the then-current rating of the Company's unsecured long-term debt by specified rating agencies. Borrowings under the credit facility are made on a committed basis or pursuant to an auction-bid process. The credit facility expires as of May 15, 2002, although it may be extended for an additional one-year period under certain circumstances. The credit agreement requires the Company to maintain certain financial ratios and contains restrictive covenants, including restrictions on the occurrence of additional indebtedness and the granting of certain liens, limitations on acquisitions and investments and limitations on changes in control. The total amount outstanding under the credit facility was $200.0 million and $280.0 million as of December 31, 1999 and 1998, respectively. The weighted average interest rate for the year ended December 31, 1999, including the facility and other fees and the effect of the interest rate swap agreements discussed in the following paragraph, was 7.04%.

    As a part of a hedging strategy to limit its exposure to interest rate increases, in 1996 the Company entered into three interest rate swap agreements. During 1999, the Company's 6.45%, $100.0 million fixed interest rate swap agreement matured. In addition, on September 22 and October 1, 1999, the Company entered into partial termination agreements to reduce the notional amount of the Company's 7.05%, $150.0 million swap agreement to $50.0 million. All of the remaining terms and conditions of the swap agreement remained unchanged, with the exception of the fixed interest rate which was 7.06% as of December 31, 1999. The swap agreements are contracts to exchange variable-rate interest payments (weighted average rate for 1999 of 5.4%) for fixed-rate interest payments (weighted average rate for 1999 of 6.3%) without the exchange of the underlying notional amounts. The agreements mature at various dates through 2006. In 1999, the Company entered into an additional interest rate swap agreement with a notional amount of $100.0 million to exchange three month LIBOR (the index associated with the aforementioned swap) for one month LIBOR (the index associated with the Company's revolving credit facility) in order to hedge against rising interest rates at the end of the year. This agreement matured February 28, 2000.

    The Company has entered into foreign currency forward exchange contracts for each of the fixed maturity securities on hand as of December 31, 1999 denominated in foreign currencies in order to hedge asset positions with respect to currency fluctuations related to these securities. The unrealized gains and losses from such forward exchange contracts are reflected in other comprehensive income. In addition, the Company has entered into forward exchange contracts to hedge the foreign currency risk between the trade date and the settlement date. Gains and losses from these contracts are recognized in income.

    During the quarter ended September 30, 1998, the Company received a private letter ruling from the IRS with respect to the treatment of certain payments made at the time of WellPoint's 1996 Recapitalization and the acquisition of the commercial operations of its former majority stockholder. The ruling allows the Company to deduct as an ordinary and necessary business expense the $800 million cash payment made by such stockholder in May 1996 to one of two newly formed charitable foundations. The Company's liquidity for 1999 was positively affected by a reduction in income tax payments of approximately
$47.0 million. In August 1999, the Company received a cash refund (including applicable accrued interest) of approximately $183.0 million, which is reflected in the statement of cash flows for the year ended December 31, 1999. The Company has also submitted a claim for refund with respect to an additional
$38.0 million.

    In July 1999, the Company received proceeds of approximately $200.8 million from the issuance of the Debentures. Of this amount, $162.0 million was used to repurchase 2,000,000 shares of the Company's Common Stock from the California HealthCare Foundation, and the remaining proceeds are available for general corporate purposes. The Debentures accrue interest at a yield to maturity of 2.0% per year, compounded semi-annually. The Debentures will result in an increase in accrued interest expense of approximately $3.1 million during the one-year period immediately following their issuance, with such annual accrued interest expense increasing until maturity. The Debentures may be converted into Common Stock, at the option of the debentureholder, at a rate of 6.797 shares per $1,000 principal amount at maturity. The Company may redeem the Debentures for cash at any time after July 2, 2002. The applicable redemption price will be the original issue price plus original issue discount accrued to the date of redemption. The Debentureholders can cause the Company to repurchase the Debentures on July 2, 2002, July 2, 2009 and July 2, 2014 at a price equal to the original issue price plus original issue discount accrued to the date of repurchase.

    On October 6, 1999, the Board of Directors authorized the repurchase from time to time of some or all of the Company's Debentures for cash. As of December 31, 1999, the Company had repurchased $81.0 million aggregate principal amount of the Debentures for a total purchase price of $49.8 million.

    The Company intends to monitor its other cash needs before making additional repurchases of its Debentures or its Common Stock under its current authorizations.

    Certain of the Company's subsidiaries are required to maintain minimum capital requirements prescribed by various regulatory agencies, including the California Department of Corporations, and the Departments of Insurance in various states. As of December 31, 1999, those subsidiaries of the Company were in compliance with all minimum capital requirements.

    In July 1996, the Company filed a registration statement relating to the issuance of $1.0 billion of senior or subordinated unsecured indebtedness. As of December 31, 1999, no indebtedness had been issued pursuant to this registration statement.

    The Company believes that cash flow generated by operations and its cash and investment balances, supplemented by the Company's ability to borrow under its existing revolving credit facility or to conduct a public offering under its debt registration statement, will be sufficient to fund continuing operations and expected capital requirements (including the proposed merger with Cerulean) for the foreseeable future.

NEW ACCOUNTING PRONOUNCEMENTS

    In June 1998, the FASB issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS No. 133"). SFAS No. 133 establishes the accounting and reporting standards for derivative instruments and for hedging activities. Upon adoption of SFAS No. 133, all derivatives must be recognized on the balance sheet at their then fair value. Any stand-alone deferred gains and losses remaining on the balance sheet under previous hedge accounting rules must be removed from the balance sheet and all hedging relationships must be designated anew and documented pursuant to the new accounting rules. The new standard will be effective in the first quarter of 2001. The Company is presently assessing the effect of SFAS No. 133 on the financial statements of the Company.

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

    Completion of the Company's pending transaction with Cerulean is contingent upon, among other things, receipt of necessary approvals from certain federal and state agencies on or before December 31, 2000. Broad latitude in administering the applicable regulations is given to the agencies from which WellPoint and Cerulean must seek these approvals. There can be no assurance that these approvals will be obtained. As a condition to approval of the transaction, regulatory agencies may impose requirements or limitations or costs on the way that the combined company conducts business after consummation of the transaction. If the Company or Cerulean were to agree to any material requirements or limitations in order to obtain any approvals required to consummate the transaction, such requirements or limitations or additional costs associated therewith could adversely affect WellPoint's ability to integrate the operations of Cerulean with those of WellPoint. A material adverse effect on WellPoint's revenues and results of operations following completion of the transaction could result.

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

    As part of the Company's business strategy, over the past four years the Company has acquired substantial operations in new geographic markets. As discussed above, the Company has entered into a merger agreement with Cerulean, pursuant to which Cerulean will become a wholly owned subsidiary of the Company. These businesses, which include substantial indemnity-based insurance operations, have experienced varying profitability or losses in recent periods. Since the relevant dates of acquisition of MMHD and GBO, the Company has continued to work extensively on the integration of these businesses; however, there can be no assurances regarding the ultimate success of the Company's integration efforts or regarding the ability of the Company to maintain or improve the results of operations of the businesses of completed or pending transactions as the Company pursues its strategy of motivating the acquired members to select managed care products. In order to implement this business strategy, the Company has incurred and will, among other things, need to continue to incur considerable expenditures for provider networks, distribution channels and information systems in addition to the costs associated with the integration of these acquisitions. The integration of these complex businesses may result in, among other things, temporary increases in claims inventory or other service-related issues that may negatively affect the Company's relationship with its customers and contribute to increased attrition of such customers. The Company's results of operations could be adversely affected in the event that the Company experiences such problems or is otherwise unable to implement fully its expansion strategy.

    The Company's operations are subject to substantial regulation by Federal, state and local agencies in all jurisdictions in which the Company operates. Many of these agencies have increased their scrutiny of managed health care companies in recent periods. The Company also provides insurance products to Medi-Cal beneficiaries in various California counties under contracts with the California Department of Health Services (or delegated local agencies) and provides administrative services to the Health Care Finance Administration ("HCFA") in various capacities. There can be no assurance that acting as a government contractor in these circumstances will not increase the risk of heightened scrutiny by such government agencies and that profitability from this business will not be adversely affected through inadequate premium rate increases due to governmental budgetary issues. Future actions by any regulatory agencies may have a material adverse effect on the Company's business.

    The Company and certain of its subsidiaries are subject to capital surplus requirements by the California Department of Corporations, various other state Departments of Insurance and the Blue Cross Blue Shield Association. Although the Company believes that it is currently in compliance with all applicable requirements, there can be no assurances that such requirements will not be increased in the future.

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

    Managed care organizations, both inside and outside California, operate in a highly competitive environment that has undergone significant change in recent years as a result of business consolidations, new strategic alliances, aggressive marketing practices by competitors and other market pressures. Additional increases in competition could adversely affect the Company's financial condition, cash flows or results of operations. Additional increases in competition (including competition from market entrants offering Internet-based products and services), could adversely affect the Company's financial condition.

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

    With respect to the risk-sharing nature of products, managed care products that involve greater potential risk to the Company generally tend to be more profitable than management services products and those managed care products where the Company is able to shift risks to employer groups. Individuals and small employer groups are more likely to purchase the Company's higher-risk managed care products because such purchasers are generally unable or unwilling to bear greater liability for health care expenditures. Typically, government-sponsored programs involve the Company's higher-risk managed care products. Over the past few years, the Company has experienced greater margin erosion in its higher-risk managed care products than in its lower-risk managed care and management services products. This margin erosion is attributable to product mix change, product design, competitive pressure and greater regulatory restrictions applicable to the small employer group market. In response to pressure on margins in 1998 and again in 1999, the Company implemented price increases in certain of its managed care businesses. While these price increases are intended to improve profitability, there can be no assurance that this will occur. Subsequent unfavorable changes in the relative profitability between the Company's various products could have a material adverse effect on the Company's results of operations and on the continued feasibility of the Company's geographic expansion strategy.

    Substantially all of the Company's investment assets are in interest-yielding debt securities of varying maturities or equity securities. The value of fixed income securities is highly sensitive to fluctuations in short- and long-term interest rates, with the value decreasing as such rates increase or increasing as such rates decrease. In addition, the value of equity securities can fluctuate significantly with changes in market conditions. Changes in the value of the Company's investment assets, as a result of interest rate fluctuations, can affect the Company's stockholders' equity which could impact leverage ratios, credit ratings or compliance with covenants of its revolving credit facility. There can be no assurances that interest rate fluctuations will not have a material adverse effect on the financial condition of the Company.

    The Company is dependent on retaining existing employees and attracting additional qualified employees to meet its future needs. The Company faces intense competition for qualified information technology personnel and other skilled professionals. There can be no assurances that an inability to retain existing employees or attract additional employees will not have a material adverse effect on the Company's results of operations.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

    The Company's use of derivative instruments is generally limited to hedging purposes and has principally consisted of forward exchange contracts intended to minimize the portfolio's exposure to currency volatility associated with certain foreign demoninated bond holdings. The Company's investment policy prohibits the use of derivatives for leveraging purposes as well as the creation of risk exposures not otherwise allowed within the policy.

    Since 1996, the Company has from time to time entered into interest rate swap agreements primarily by exchanging the floating debt payments due under its outstanding indebtedness for fixed rate payments. The Company believes that this allows it to better anticipate its interest payments while helping to manage the asset-liability relationship.

INTEREST RATE RISK

    As of December 31, 1999, approximately 86% of the Company's investment portfolio consisted of fixed income securities (maturing in more than one year), the value of which generally varies inversely with changes in interest rates.

    The Company has evaluated the net impact to the fair value of its fixed income investments from a hypothetical change in all interest rates of 100, 200 and 300 basis points ("bp"). In doing so, optionality was addressed through Monte Carlo simulation of the price behavior of securities with embedded options. In addressing prepayments on mortgage backed securities, the model follows the normal market practice of estimating a non-interest rate sensitive component (primarily related to relocations) and an interest sensitive component (primarily related to refinancings) separately. The model is based on statistical techniques applied to historical prepayment and market data, and then incorporates forward-looking mortgage market research and judgments about future prepayment behavior. Changes in the fair value of the investment portfolio are reflected in the balance sheet through stockholders' equity. Under the requirements of SFAS No. 133, effective January 1, 2001, all derivative financial instruments will be reflected on the balance sheet at fair value. The results of this analysis as of December 31, 1999 are reflected in the table below.

                                                  INCREASE (DECREASE) IN FAIR VALUE
                                                 GIVEN AN INTEREST RATE INCREASE OF:
                                                --------------------------------------
                                                 100 BP         200 BP         300 BP
                                                --------       --------       --------
                                                            (IN MILLIONS)
Fixed Income Portfolio........................   ($83.5)       ($161.9)       ($234.6)

    Results as of December 31, 1998 are reflected in the table below. The table reflects the change in valuation of interest rate swap agreements for the year ended December 31, 1998 to the extent that the notional amount of interest rate swap agreements exceeded the principal balance of the Company's floating rate indebtedness.

                                                 INCREASE (DECREASE) IN FAIR VALUE GIVEN
                                                      AN INTEREST RATE INCREASE OF:
                                                -----------------------------------------
                                                 100 BP          200 BP          300 BP
                                                ---------       ---------       ---------
                                                              (IN MILLIONS)
Fixed Income Portfolio........................   ($80.4)         ($161.4)        ($240.2)
Valuation of Interest Rate Swap Agreements....     16.3             31.6            46.0
                                                 ------          -------         -------
                                                 ($64.1)         ($129.8)        ($194.2)
                                                 ======          =======         =======

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

INTEREST RATE SWAP AGREEMENTS

    The Company has entered into interest rate swap agreements in order to reduce the volatility of interest expense resulting from changes in interest rates. As of December 31, 1999, the Company had entered into $200 million of floating to fixed rate swap agreements and also had $200 million of LIBOR-based floating rate debt outstanding. The Company also receives a LIBOR-based payment as a result of its swap arrangements, thereby eliminating the payment exposure to changes in interest rates on that $200 million of outstanding debt. In 1999, the Company entered into an additional interest rate swap agreement with a notional amount of $100 million to exchange three month LIBOR (the index associated with the aforementioned swap) for one month LIBOR (the index associated with the revolving credit facility) in order to hedge against rising interest rates at the end of the year.

EQUITY PRICE RISK

    The Company's equity securities are comprised primarily of domestic stocks as well as certain foreign holdings. Assuming an immediate decrease of 10% in equity prices, as of December 31, 1999 and 1998, the hypothetical loss in fair value of stockholders' equity is estimated to be approximately $31.4 million and $27.4 million, respectively.

FOREIGN EXCHANGE RISK

    The Company has generally hedged the foreign exchange risk associated with its fixed income portfolio. The Company generally uses short-term foreign exchange contracts to hedge the risk associated with certain fixed income securities denominated in foreign currencies. Therefore, the Company believes that there is minimal risk to the fixed-income portfolio due to currency exchange rate fluctuations. The Company's hedging program related to its foreign currency denominated investments is described in
Note 15 to the Consolidated Financial Statements.

    The Company does not hedge its foreign exchange risk arising from equity investments denominated in foreign currencies. Assuming a foreign exchange loss of 10% across all foreign equity investments, the net hypothetical pre-tax loss in fair value as of December 31, 1999 and 1998, is estimated to be $8.9 million and $5.5 million, respectively.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

    The location in this Form 10-K of the Company's Consolidated Financial Statements is set forth in the "Index" on Page F-1.

                         WELLPOINT HEALTH NETWORKS INC.
                    QUARTERLY SELECTED FINANCIAL INFORMATION
                                  (UNAUDITED)

                                                                      FOR THE QUARTER ENDED
                                                      ------------------------------------------------------
                                                      MARCH 31,     JUNE 30,    SEPTEMBER 30,   DECEMBER 31,
(IN THOUSANDS, EXCEPT PER SHARE DATA AND                 1999         1999          1999            1999
MEMBERSHIP DATA)                                      ----------   ----------   -------------   ------------
Total revenues......................................  $1,771,245   $1,856,773    $1,891,513      $1,965,896
Operating income....................................     130,756      132,720       136,614         148,201
Income before provision for income taxes............     116,571      116,563       125,014         129,173
Income before extraordinary gain and cumulative
  effect of accounting change.......................      71,110       71,079        76,233          78,789
Extraordinary gain, net of tax......................          --           --            --           1,891
Cumulative effect of accounting change, net of
  tax...............................................     (20,558)          --            --              --
                                                      ----------   ----------    ----------      ----------
Net income..........................................  $   50,552   $   71,079    $   76,233      $   80,680
                                                      ==========   ==========    ==========      ==========

Per Share Data:
  Earnings Per Share................................  $     1.06   $     1.05    $     1.16      $     1.24
                                                      ==========   ==========    ==========      ==========
  Earnings Per Share Assuming Full Dilution.........  $     1.04   $     1.03    $     1.11      $     1.20
                                                      ==========   ==========    ==========      ==========
Medical membership..................................   6,913,107    7,014,456     7,174,363       7,300,003
                                                      ==========   ==========    ==========      ==========

                                                                      FOR THE QUARTER ENDED
                                                      ------------------------------------------------------
                                                      MARCH 31,     JUNE 30,    SEPTEMBER 30,   DECEMBER 31,
(IN THOUSANDS, EXCEPT PER SHARE DATA AND               1998(A)        1998          1998            1998
MEMBERSHIP DATA)                                      ----------   ----------   -------------   ------------
Total revenues......................................  $1,584,216   $1,561,819(B)  $1,628,739     $1,703,576
Operating income....................................     125,743       68,717(B)     124,651        127,717
Income before provision for income taxes............     112,058       54,353(B)     112,304        113,271
Income from continuing operations...................      67,192       32,752(B)     152,208(C)      67,396
Loss from discontinued operations...................      (8,678)     (79,590)           --              --
                                                      ----------   ----------    ----------      ----------
Net income (loss)...................................  $   58,514   $  (46,838)   $  152,208      $   67,396
                                                      ==========   ==========    ==========      ==========

Per Share Data:
  Earnings Per Share................................  $     0.96   $     0.47(B)  $     2.20(C)  $     1.01
                                                      ==========   ==========    ==========      ==========
  Earnings Per Share Assuming Full Dilution.........  $     0.95   $     0.45(B)  $     2.16(C)  $     0.99
                                                      ==========   ==========    ==========      ==========
Medical membership..................................   6,727,586    6,783,224     6,828,512       6,891,603
                                                      ==========   ==========    ==========      ==========

--------------------------

(A) Financial information for quarters prior to June 30, 1998 has been restated to include the workers' compensation business as a discontinued operation.

(B) The second quarter of 1998 includes a charge of $48.7 million, before tax, $29.0 million, after tax, or $.26 per basic and diluted share related to the write off of the Company's investment in FPA Holdings, Inc.

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

ITEM 9. CHANGES AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

A. Directors of the Company.

    Information regarding the directors of the Company is contained in the Company's proxy statement for its 2000 Annual Meeting of Stockholders and is incorporated herein by reference.

B.  Executive Officers of the Company

    Information regarding the Company's executive officers is contained in Part I above under the caption "Item 1. Business."

ITEM 11.  EXECUTIVE COMPENSATION

    The information required by Item 11 is contained in the Company's proxy statement for its 2000 Annual Meeting of Stockholders and is incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    The information required by Item 12 is contained in the Company's proxy statement for its 2000 Annual Meeting of Stockholders and is incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    The information required by Item 13 is contained in the Company's proxy statement for its 2000 Annual Meeting of Stockholders and is incorporated herein by reference.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENTS SCHEDULES AND REPORTS ON FORM 8-K.

a.  1)  FINANCIAL STATEMENTS

    The consolidated financial statements are contained herein as listed on the "Index" on page F-1 hereof.

    2)  FINANCIAL STATEMENT SCHEDULES

    All of the financial statement schedules for which provision is made in the applicable accounting regulations of the Commission are not required under the applicable instructions or are not applicable and therefore have been omitted.

b.  REPORTS ON FORM 8-K

    There were no Current Reports on Form 8-K filed by the Company during the quarter ended December 31, 1999.

c.  EXHIBITS

       EXHIBIT
       NUMBER           EXHIBIT
---------------------   -------
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

             2.02       Agreement and Plan of Merger dated as of July 9, 1998, by
                        and among Cerulean Companies, Inc., the Registrant and Water
                        Polo Acquisition Corp., incorporated by reference to
                        Exhibit 2.4 to the Registrant's Registration Statement on
                        Form S-4 (Registration No. 333-64955)

             2.03       Stock Purchase Agreement dated as of July 29, 1998, by and between the Registrant and Fremont Indemnity Company,
                        incorporated by reference to Exhibit 2.1 to the Registrant's
                        Current Report on Form 8-K dated September 1, 1998

             2.04       First Amendment to the Stock Purchase Agreement dated as of
                        November 5, 1998, by and between the Registrant and Fremont
                        Indemnity Company, incorporated by reference to
                        Exhibit 2.05 of the Registrant's Annual Report on Form 10-K
                        for the fiscal year ended December 31, 1998

             2.05       Second Amendment to the Stock Purchase Agreement dated as of
                        February 1, 1999, by and between the Registrant and Fremont
                        Indemnity Company, incorporated by reference to
                        Exhibit 2.06 of the Registrant's Annual Report on Form 10-K
                        for the fiscal year ended December 31, 1998

             2.06       First Amendment to the Agreement and Plan of Merger dated as of July 9, 1999, by and among Cerulean Companies, Inc., the
                        Registrant and Water Polo Acquisition Corp., incorporated by reference to Exhibit 2.07 to the Registrant's Quarterly
                        Report on Form 10-Q for the quarter ended June 30, 1999.

             2.07 Second Amendment to the Agreement and Plan of Merger dated as of December 31, 1999, by and among Cerulean
                        Companies, Inc., the Registrant and Water Polo Acquisition
                        Corp.

             3.01       Restated Certificate of Incorporation of the Registrant,
                        incorporated by reference to Exhibit 3.1 of the Registrant's
                        Current Report on Form 8-K filed on August 5, 1997.

             3.02       Bylaws of the Registrant, incorporated by reference to
                        Exhibit 4.2 of the Registrant's Registration Statement on
                        Form S-8 (Registration No. 333-90791)

       EXHIBIT
       NUMBER           EXHIBIT
---------------------   -------
             4.01       Specimen of Common Stock certificate of WellPoint Health
                        Networks Inc., incorporated by reference to Exhibit 4.4 of the Registrant's Registration Statement on Form 8-B,
                        Registration No. 001-13083

             4.02       Restated Certificate of Incorporation of the Registrant
                        (included in Exhibit 3.01)

             4.03       Bylaws of the Registrant (included in Exhibit 3.02)

             4.04       Indenture dated as of July 2, 1999 by and between Registrant and the Bank of New York, as trustee (including the Form of
                        Debenture attached as Exhibit A thereto), incorporated by
                        reference to Exhibit 4.04 to the Registrant's Quarterly
                        Report on Form 10-Q for the quarter ended September 30,
                        1999.

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

            10.06       Orders Approving Notice of Material Modification and
                        Undertakings dated September 7, 1995, by BCC, the
                        Registrant and the Registrant's subsidiaries to the
                        California Department of Corporations, incorporated by
                        reference to Exhibit 10.47 of Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1995

            10.07       Lease Agreement, dated as of January 1, 1996, by and between
                        TA/Warner Center Associates II, L.P., and the Registrant,
                        incorporated by reference to Exhibit 10.46 of Registrant's
                        Annual Report on Form 10-K for the fiscal year ended
                        December 31, 1995

            10.08*      Letter, dated November 13, 1995, from the Registrant to
                        Ronald A. Williams regarding severance benefits, together
                        with underlying Officer Severance Agreement, incorporated by reference to Exhibit 10.47 of Registrant's Annual Report on
                        Form 10-K for the fiscal year ended December 31, 1995

            10.09*      Letter, dated November 13, 1995, from the Registrant to D.
                        Mark Weinberg regarding severance benefits, together with
                        underlying Officer Severance Agreement, incorporated by
                        reference to Exhibit 10.48 of Registrant's Annual Report on
                        Form 10-K for the fiscal year ended December 31, 1995

       EXHIBIT
       NUMBER           EXHIBIT
---------------------   -------
            10.10*      Letter, dated November 13, 1995, from the Registrant to
                        Thomas C. Geiser regarding severance benefits, incorporated by reference to Exhibit 10.49 of Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1995

            10.11       Amended and Restated Undertakings dated March 5, 1996, by
                        BCC, the Registrant and the Registrant's subsidiaries to the
                        California Department of Corporations, incorporated by
                        reference to Exhibit 99.1 of the Registrant's Current Report on Form 8-K dated March 5, 1996

            10.12 Indemnification Agreement dated as of May 17, 1996, by and among the Registrant, WellPoint Health Networks Inc., a
                        Delaware corporation, and Western Health Partnerships, incorporated by reference to Exhibit 99.9 of the Registrant's Current Report on Form 8-K dated May 20, 1996

            10.13       Credit Agreement dated as of May 15, 1996, by and among the
                        Registrant, Bank of America National Trust and Savings
                        Association ("Bank of America"), as Administrative Agent,
                        NationsBank of Texas, N.A., as Syndication Agent, Chemical
                        Bank, as Documentation Agent, and the other financial
                        institutions named therein, incorporated by reference to
                        Exhibit 99.10 of the Registrant's Current Report on
                        Form 8-K dated May 20, 1996

            10.14       Amendment No. 1 dated as of June 28, 1996, to the
                        Registrant's Credit Agreement dated as of May 15, 1996, incorporated by reference to Exhibit 10.65 of Registrant's
                        Quarterly Report on Form 10-Q for the quarter ended
                        September 30, 1996

            10.15       Coinsurance Agreement dated as of March 1, 1997 between John
                        Hancock and UNICARE Life & Health Insurance Company
                        ("UNICARE"), incorporated by reference to Exhibit 99.2 of
                        Registrant's Current Report on Form 8-K filed March 14, 1997

            10.16       Second Amendment dated as of April 21, 1997 to the
                        Registrant's Credit Agreement dated as of May 15, 1996, incorporated by reference to Exhibit 10.55 of Registrant's
                        Quarterly Report on Form 10-Q for the quarter ended
                        March 31, 1997

            10.17       Third Amendment dated as of April 21, 1997 to Registrant's
                        Credit Agreement dated as of May 15, 1996, incorporated by reference to Exhibit 10.56 of the Registrant's Quarterly
                        Report on Form 10-Q for the quarter ended March 31, 1997

            10.18       Amended and Restated Voting Agreement dated as of August 4,
                        1997 by and among the Registrant, WellPoint California and the Foundation, incorporated by reference to Exhibit 99.3 of the Registrant's Current Report on Form 8-K filed on
                        August 5, 1997

            10.19       Amended and Restated Share Escrow Agent Agreement dated as of August 4, 1997 by and between the Registrant and U.S.
                        Trust Company of California, N.A., incorporated by reference to Exhibit 99.4 of the Registrant's Current Report on
                        Form 8-K filed on August 5, 1997

            10.20       Amended and Restated Registration Rights Agreement dated as of August 4, 1997 by and among the Registrant, WellPoint
                        California and the Foundation incorporated by reference to
                        Exhibit 99.5 of Registrant's Form 8-K filed on August 5,
                        1997

            10.21       Blue Cross License Agreement Effective as of August 4, 1997
                        by and among the Registrant and the Blue Cross Blue Shield
                        Association (the "BCBSA"), incorporated by reference to
                        Exhibit 99.6 of Registrant's Form 8-K filed on August 5,
                        1997

            10.22       Blue Cross Controlled Affiliate License Agreement effective as of August 4, 1997 by and between the BCBSA and Blue Cross of California, incorporated by reference to Exhibit 99.8 of
                        Registrant's Form 8-K filed on August 5, 1997

            10.23       Blue Cross Affiliate License Agreement effective as of
                        August 4, 1997 by and between the BCBSA and BC Life & Health
                        Insurance Company, incorporated by reference to
                        Exhibit 99.9 of Registrant's Form 8-K filed on August 5,
                        1997

       EXHIBIT
       NUMBER           EXHIBIT
---------------------   -------
            10.24       Blue Cross Controlled Affiliate License Agreement Applicable
                        to Life Insurance Companies effective as of August 4, 1997 by and between the BCBSA and BC Life & Health Insurance
                        Company, incorporated by reference to Exhibit 99.10 of
                        Registrant's Form 8-K filed on August 5, 1997

            10.25       Fourth Amendment to Credit Agreement and Consent dated as of
                        July 21, 1997 by and among the Registrant, WellPoint
                        California, Bank of America National Trust and Savings
                        Association, as Administrative Agent, NationsBank of Texas,
                        N.A., as Syndication Agent, and Chase Manhattan Bank, as
                        Documentation Agent, and the other financial institutions
                        named therein, incorporated by reference to Exhibit 99.11 to
                        Registrant's Current Report on Form 8-K filed on August 5,
                        1997.

            10.26       Undertakings dated July 31, 1997 by the Registrant,
                        WellPoint California and WellPoint California
                        Services, Inc. to the California Department of Corporations,
                        incorporated by reference to Exhibit 99.12 to the
                        Registrant's Current Report on Form 8-K filed on August 5,
                        1997

            10.27*      WellPoint Health Networks Inc. Employee Stock Purchase Plan
                        (as amended and restated effective January 1, 1998),
                        incorporated by reference to Exhibit 10.71 of Registrant's
                        Form 10-Q for the quarter ended June 30, 1997

            10.28*      Salary Deferral Savings Program of WellPoint Health
                        Networks Inc., as amended through October 1, 1997, incorporated by reference to Exhibit 10.74 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1997

            10.29*      WellPoint Officer Benefit Enrollment Guide Brochure

            10.30       Office Lease dated as of December 2, 1997 by and among the
                        Registrant and Westlake Business Park, Ltd., incorporated by reference to Exhibit 10.48 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1997

            10.31       Fifth Amendment dated as of May 1, 1998 to the Registrant's
                        Credit Agreement dated as of May 15, 1996, incorporated by reference to Exhibit 10.01 to the Registrant's Quarterly
                        Report on Form 10-Q for the quarter ended March 31, 1998

            10.32*      Amendment No. 1 to the Salary Deferral Savings Program of
                        WellPoint Health Networks Inc., incorporated by reference to
                        Exhibit 10.03 to the Registrant's Quarterly Report on
                        Form 10-Q for the quarter ended March 31, 1998

            10.33       California Blue Cross License Addendum (amended and restated
                        as of June 12, 1998), by and among the Registrant, Blue
                        Cross of California and the Blue Cross Blue Shield
                        Association, incorporated by reference to Exhibit 99.1 to
                        the Registrant's Current Report on Form 8-K filed on June
                        15, 1998

            10.34       Amendment No. 1 dated as of June 12, 1998 to the Amended and
                        Restated Share Escrow Agent Agreement by and between the
                        Registrant and U.S. Trust Company of California, N.A.,
                        incorporated by reference to Exhibit 99.3 to the
                        Registrant's Current Report on Form 8-K filed on June 15,
                        1998

            10.35*      Promissory Note dated as of June 23, 1998 made by Joan E.
                        Herman in favor of the Registrant, incorporated by reference to Exhibit 10.04 to the Registrant's Quarterly Report on
                        Form 10-Q for the quarter ended June 30, 1998

            10.36*      WellPoint Health Networks Inc. Officer Change-in-Control
                        Plan (as amended and restated through October 27, 1998), incorporated to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1998

            10.37* WellPoint Health Networks Inc. Officer Severance Plan (as adopted October 27, 1998), incorporated by reference to
                        Exhibit 10.04 to the Registrant's Quarterly Report on
                        Form 10-Q for the quarter ended March 31, 1999

       EXHIBIT
       NUMBER           EXHIBIT
---------------------   -------
            10.38       Letter Agreement dated July 8, 1998 by and between the
                        Registrant and the Foundation, incorporated by reference to
                        Exhibit 10.04 to the Registrant's Quarterly Report on
                        Form 10-Q for the quarter ended September 30, 1998

            10.39*      WellPoint Health Networks Inc. Management Bonus Plan

            10.40*      Amendment No. 2 to the Salary Deferral Savings Program of
                        WellPoint Health Networks Inc., incorporated by reference to
                        Exhibit 10.51 to the Registrant's Annual Report on
                        Form 10-K for the fiscal year ended December 31, 1998

            10.41*      Board of Directors Deferred Compensation Plan of WellPoint
                        Health Networks Inc., incorporated by reference to
                        Exhibit 10.52 to the Registrant's Annual Report on
                        Form 10-K for the fiscal year ended December 31, 1998.

            10.42       Stock Purchase Agreement dated as of November 20, 1998 by
                        and between the Registrant and the Foundation, incorporated by reference to Exhibit 10.53 to the Registrant's Annual
                        Report on Form 10-K for the fiscal year ended December 31,
                        1998.

            10.43*      Amendment No. 3 to the Salary Deferral Savings Program of
                        WellPoint Health Networks Inc., incorporated by reference to
                        Exhibit 10.54 to the Registrant's Annual Report on
                        Form 10-K for the fiscal year ended December 31, 1998

            10.44* Employment Agreement dated as of February 10, 1999 by and between the Registrant and Leonard D. Schaeffer, incorporated by reference to Exhibit 10.01 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 1999.

            10.45*      Promissory Note dated as of February 10, 1999 made by
                        Leonard D. Schaeffer in favor of the Registrant, incorporated by reference to Exhibit 10.02 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 1999.

            10.46*      Special Executive Retirement Plan dated as of February 10,
                        1999 by and between the Registrant and Leonard D. Schaeffer, incorporated by reference to Exhibit 10.03 to the
                        Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 1999.

            10.47*      1999 Stock Incentive Plan, incorporated by reference to
                        Annex I to the Registrant's Proxy Statement on Schedule 14A
                        dated March 25, 1999.

            10.48*      1999 Executive Officer Annual Incentive Plan, incorporated by reference to Annex II to the Registrant's Proxy Statement on Schedule 14A dated March 25, 1999.

            10.49*      Promissory Note dated as of April 5, 1999 made by Clifton R.
                        Gaus in favor or the Registrant, incorporated by reference to Exhibit 10.03 to the Registrant's Quarterly Report on
                        Form 10-Q for the quarter ended June 30, 1999.

            10.50* Stock Purchase Agreement dated as of June 29, 1999 by and between the Registrant and the Foundation, incorporated by reference to Exhibit 10.04 to the Registrant's Quarterly
                        Report on Form 10-Q for the quarter ended June 30, 1999.

            10.51*      WellPoint Health Networks Inc. Comprehensive Executive
                        Non-Qualified Retirement Plan

            10.52*      Amendment No. 4 to the Salary Deferral Savings Program of
                        WellPoint Health Networks Inc.

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

Date:  March 23, 2000                                  WELLPOINT HEALTH NETWORKS INC.

                                                       By:  /s/ LEONARD D. SCHAEFFER
                                                            ------------------------------------
                                                            Leonard D. Schaeffer
                                                            CHAIRMAN OF THE BOARD OF DIRECTORS
                                                            AND CHIEF EXECUTIVE OFFICER

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

                  SIGNATURE                                    TITLE                       DATE
                  ---------                                    -----                       ----
          /s/ LEONARD D. SCHAEFFER             Chairman of the Board of Directors     March 23, 2000
    ------------------------------------         and Chief Executive Officer
            Leonard D. Schaeffer                 (Principal Executive Officer)

             /s/ DAVID C. COLBY                Executive Vice President and           March 23, 2000
    ------------------------------------         Chief Financial Officer
               David C. Colby                    (Principal Financial Officer)

            /s/ S. LOUISE MCCRARY              Senior Vice President, Controller      March 23, 2000
    ------------------------------------         and Chief Accounting Officer
              S. Louise McCrary                  (Principal Accounting Officer)

                  SIGNATURE                                    TITLE                       DATE
                  ---------                                    -----                       ----
            /s/ W. TOLIVER BESSON              Director                               March 23, 2000
    ------------------------------------
              W. Toliver Besson

              /s/ ROGER E. BIRK                Director                               March 23, 2000
    ------------------------------------
                Roger E. Birk

             /s/ SHEILA P. BURKE               Director                               March 23, 2000
    ------------------------------------
               Sheila P. Burke

          /s/ STEPHEN L. DAVENPORT             Director                               March 23, 2000
    ------------------------------------
            Stephen L. Davenport

              /s/ JULIE A. HILL                Director                               March 23, 2000
    ------------------------------------
                Julie A. Hill

          /s/ ELIZABETH A. SANDERS             Director                               March 23, 2000
    ------------------------------------
            Elizabeth A. Sanders

                         INDEX TO FINANCIAL STATEMENTS
                         WELLPOINT HEALTH NETWORKS INC.

                                                                PAGE
                                                              --------
Report of Independent Accountants...........................    F-2
Consolidated Balance Sheets as of December 31, 1999 and
  1998......................................................    F-3
Consolidated Income Statements for the Three Years Ended
  December 31, 1999.........................................    F-4
Consolidated Statements of Changes in Stockholders' Equity
  for the Three Years Ended December 31, 1999...............    F-5
Consolidated Statements of Cash Flows for the Three Years
  Ended December 31, 1999...................................    F-6
Notes to Consolidated Financial Statements..................    F-7

                       REPORT OF INDEPENDENT ACCOUNTANTS

January 31, 2000

To the Stockholders and Board of Directors
WellPoint Health Networks Inc.

    In our opinion, the accompanying consolidated balance sheets and the related consolidated income statements and consolidated statements of changes in stockholders' equity and cash flows present fairly, in all material respects, the financial position of WellPoint Health Networks Inc. and its subsidiaries (the "Company") at December 31, 1999 and 1998, and the results of its operations and cash flows for each of the three years in the period ended December 31, 1999, in conformity with accounting principles generally accepted in the United States. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these financial statements in accordance with auditing standards generally accepted in the United States, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

    As discussed in Note 2 to the Consolidated Financial Statements, effective January 1, 1999, the Company changed its method of accounting for start-up costs.

PricewaterhouseCoopers LLP
Los Angeles, California

                         WELLPOINT HEALTH NETWORKS INC.

                          CONSOLIDATED BALANCE SHEETS

                                                                   DECEMBER 31,
                                                              -----------------------
                                                                 1999         1998
(IN THOUSANDS, EXCEPT SHARE DATA)                             ----------   ----------
                                       ASSETS
Current Assets:
  Cash and cash equivalents.................................  $  505,014   $  410,875
  Investment securities, at market value....................   2,645,372    2,250,174
  Receivables, net..........................................     513,079      485,259
  Deferred tax assets.......................................      92,774      121,881
  Income taxes recoverable..................................          --       95,902
  Other current assets......................................      59,725       70,349
                                                              ----------   ----------
    Total Current Assets....................................   3,815,964    3,434,440
Property and equipment, net.................................     125,917      131,459
Intangible assets, net......................................      96,298       93,937
Goodwill, net...............................................     307,647      336,155
Long-term investments, at market value......................     108,280      103,253
Deferred tax assets.........................................      84,063       79,976
Other non-current assets....................................      55,065       46,614
                                                              ----------   ----------
      Total Assets..........................................  $4,593,234   $4,225,834
                                                              ==========   ==========
                        LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
  Medical claims payable....................................  $1,142,183   $  946,502
  Reserves for future policy benefits.......................      57,435       55,024
  Unearned premiums.........................................     230,407      215,058
  Accounts payable and accrued expenses.....................     440,412      342,713
  Experience rated and other refunds........................     223,066      249,685
  Income taxes payable......................................      84,026           --
  Other current liabilities.................................     349,757      373,882
                                                              ----------   ----------
    Total Current Liabilities...............................   2,527,286    2,182,864
Accrued postretirement benefits.............................      68,903       67,058
Reserves for future policy benefits, non-current............     291,626      319,056
Long-term debt..............................................     347,884      300,000
Other non-current liabilities...............................      44,835       41,633
                                                              ----------   ----------
    Total Liabilities.......................................   3,280,534    2,910,611
Stockholders' Equity:
  Preferred Stock--$0.01 par value, 50,000,000 shares
    authorized, none issued and outstanding.................          --           --
  Common Stock--$0.01 par value, 300,000,000 shares
    authorized, 71,390,971 and 70,620,657 issued in 1999 and
    1998, respectively......................................         714          706
  Treasury stock, at cost, 7,764,668 and 3,501,556 shares in
    1999 and 1998, respectively.............................    (481,331)    (193,435)
  Additional paid-in capital................................     955,016      921,747
  Retained earnings.........................................     854,642      576,598
  Accumulated other comprehensive income....................     (16,341)       9,607
                                                              ----------   ----------
    Total Stockholders' Equity..............................   1,312,700    1,315,223
                                                              ----------   ----------
      Total Liabilities and Stockholders' Equity............  $4,593,234   $4,225,834
                                                              ==========   ==========

      See the accompanying notes to the consolidated financial statements.

                         WELLPOINT HEALTH NETWORKS INC.

                         CONSOLIDATED INCOME STATEMENTS

                                                                    YEAR ENDED DECEMBER 31,
                                                              ------------------------------------
                                                                 1999         1998         1997
                                                              ----------   ----------   ----------
                                                               (IN THOUSANDS, EXCEPT EARNINGS PER
                                                                             SHARE)
Revenues:
  Premium revenue...........................................  $6,896,857   $5,934,812   $5,068,947
  Management services revenue...............................     429,336      433,960      377,138
  Investment income.........................................     159,234      109,578      196,153
                                                              ----------   ----------   ----------
                                                               7,485,427    6,478,350    5,642,238

Operating Expenses:
  Health care services and other benefits...................   5,533,068    4,776,345    4,087,420
  Selling expense...........................................     328,619      280,078      249,389
  General and administrative expense........................   1,075,449      975,099      836,581
  Nonrecurring costs........................................          --           --       14,535
                                                              ----------   ----------   ----------
                                                               6,937,136    6,031,522    5,187,925
                                                              ----------   ----------   ----------

Operating Income............................................     548,291      446,828      454,313
  Interest expense..........................................      20,178       26,903       36,658
  Other expense, net........................................      40,792       27,939       31,301
                                                              ----------   ----------   ----------
  Income from Continuing Operations before Provision for
    Income Taxes, Extraordinary Gain and Cumulative Effect
    of Accounting Change....................................     487,321      391,986      386,354
  Provision for income taxes................................     190,110       72,438      156,917
                                                              ----------   ----------   ----------
Income from Continuing Operations before Extraordinary......
  Gain and Cumulative Effect of Accounting Change...........     297,211      319,548      229,437

Discontinued Operations:
  Loss from Workers' Compensation
    Segment, net of tax benefit of $6,959 and $2,126,
    respectively............................................          --      (12,592)      (2,028)
  Loss on disposal of Workers' Compensation
    Segment, net of tax benefit of $33,022..................          --      (75,676)          --
                                                              ----------   ----------   ----------

Loss from Discontinued Operations...........................          --      (88,268)      (2,028)

Extraordinary Gain from Early Extinguishment of Debt, net of
  tax.......................................................       1,891           --           --

Cumulative Effect of Accounting Change, net of tax..........     (20,558)          --           --
                                                              ----------   ----------   ----------

Net Income..................................................  $  278,544   $  231,280   $  227,409
                                                              ==========   ==========   ==========

Earnings Per Share:
  Income from continuing operations before extraordinary
    gain and cumulative effect of accounting change.........  $     4.50   $     4.63   $     3.33
  Loss from discontinued operations.........................          --        (1.28)       (0.03)
  Extraordinary gain from early extinguishment of debt, net
    of tax..................................................        0.03           --           --
  Cumulative effect of accounting change, net of tax........       (0.31)          --           --
                                                              ----------   ----------   ----------
  Net income................................................  $     4.22   $     3.35   $     3.30
                                                              ==========   ==========   ==========

Earnings Per Share Assuming Full Dilution:
  Income from continuing operations before extraordinary
    gain and cumulative effect of accounting change.........  $     4.38   $     4.55   $     3.30
  Loss from discontinued operations.........................          --        (1.26)       (0.03)
  Extraordinary gain from early extinguishment of debt, net
    of tax..................................................        0.02           --           --
  Cumulative effect of accounting change, net of tax........       (0.30)          --           --
                                                              ----------   ----------   ----------
  Net income................................................  $     4.10   $     3.29   $     3.27
                                                              ==========   ==========   ==========

      See the accompanying notes to the consolidated financial statements.

                         WELLPOINT HEALTH NETWORKS INC.

           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (IN THOUSANDS)

                                                    COMMON STOCK
                                          ---------------------------------                            ACCUMULATED
                                                ISSUED          IN TREASURY   ADDITIONAL                  OTHER
                              PREFERRED   -------------------   -----------    PAID-IN     RETAINED   COMPREHENSIVE
                                STOCK      SHARES     AMOUNT      AMOUNT       CAPITAL     EARNINGS       INCOME         TOTAL
                              ---------   --------   --------   -----------   ----------   --------   --------------   ----------
BALANCE AS OF JANUARY 1,
  1997......................    $  --      66,527      $665      $      --     $761,879    $117,909      $ (9,994)     $  870,459
Net proceeds from common
  stock offering............                3,000        30                     110,310                                   110,340
Stock grants to employees
  and directors.............                    6                                   270                                       270
Stock issued for employee
  stock option and stock
  purchase plans............                  245         3                       9,853                                     9,856
Stock repurchased, 4,571
  shares at cost............                                          (103)                                                  (103)
Comprehensive income
  Net income................                                                                227,409                       227,409
  Other comprehensive
    income, net of tax
    Change in unrealized
      valuation adjustment
      on investment
      securities, net of
      reclassification
      adjustment............                                                                                4,938           4,938
                                                                                           --------      --------      ----------
Total comprehensive
  income....................                                                                227,409         4,938         232,347
                                -----     -------      ----      ---------     --------    --------      --------      ----------
BALANCE AS OF DECEMBER 31,
  1997......................       --      69,778       698           (103)     882,312     345,318        (5,056)      1,223,169
Stock grants to employees
  and directors.............                    6                                   399                                       399
Stock issued for employee
  stock option and stock
  purchase plans............                  837         8                      39,036                                    39,044
Stock repurchased, 3,496,985
  shares at cost............                                      (193,332)                                              (193,332)
Comprehensive income
  Net income................                                                                231,280                       231,280
  Other comprehensive
    income, net of tax
    Change in unrealized
      valuation adjustment
      on investment
      securities, net of
      reclassification
      adjustment............                                                                               14,663          14,663
                                                                                           --------      --------      ----------
Total comprehensive
  income....................                                                                231,280        14,663         245,943
                                -----     -------      ----      ---------     --------    --------      --------      ----------
BALANCE AS OF DECEMBER 31,
  1998......................       --      70,621       706       (193,435)     921,747     576,598         9,607       1,315,223
Stock grants to employees
  and directors.............                   75         1            172        3,051                                     3,224
Stock issued for employee
  stock option and stock
  purchase plans............                  695         7          3,616       30,218                                    33,841
Stock repurchased, 4,332,500
  shares at cost............                                      (291,684)                                              (291,684)
Net losses from treasury
  stock reissued............                                                                   (500)                         (500)
Comprehensive income
  Net income................                                                                278,544                       278,544
  Other comprehensive
    income, net of tax
    Change in unrealized
      valuation adjustment
      on investment
      securities, net of
      reclassification
      adjustment............                                                                              (26,179)        (26,179)
    Foreign currency
      adjustments, net of
      tax...................                                                                                  231             231
                                                                                           --------      --------      ----------
Total comprehensive
  income....................                                                                278,544       (25,948)        252,596
                                -----     -------      ----      ---------     --------    --------      --------      ----------
BALANCE AS OF DECEMBER 31,
  1999......................    $  --      71,391      $714      $(481,331)    $955,016    $854,642      $(16,341)     $1,312,700
                                =====     =======      ====      =========     ========    ========      ========      ==========

      See the accompanying notes to the consolidated financial statements

                         WELLPOINT HEALTH NETWORKS INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS

(IN THOUSANDS)

                                                                      YEAR ENDED DECEMBER 31,
                                                              ---------------------------------------
                                                                 1999          1998          1997
                                                              -----------   -----------   -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
Income from continuing operations before extraordinary gain
  and cumulative effect of accounting change................  $   297,211   $   319,548   $   229,437
Adjustments to reconcile income from continuing operations
  before extraordinary gain and cumulative effect of
  accounting change to net cash provided by continuing
  operating activities:
  Depreciation and amortization, net of accretion...........       68,767        54,590        51,239
  (Gains) losses on sales of assets, net....................       31,898        34,679       (59,168)
  Provision (benefit) for deferred income taxes.............       41,087       (83,261)       20,699
  Amortization of deferred gain on sale of building.........       (4,426)       (4,425)       (4,426)
  Accretion of interest on zero coupon convertible
    subordinated debentures.................................        1,465            --            --
  (Increase) decrease in certain assets:
    Receivables, net........................................      (29,263)       17,621       (11,315)
    Income taxes recoverable................................      191,079        15,099            --
    Other current assets....................................      (26,169)      (20,087)      (30,536)
    Other non-current assets................................       (8,451)        1,978         1,719
  Increase (decrease) in certain liabilities:
    Medical claims payable..................................      195,681        23,844       170,728
    Reserves for future policy benefits.....................      (25,019)       (9,142)          407
    Unearned premiums.......................................       15,349        18,853        14,072
    Accounts payable and accrued expenses...................      107,086        (6,415)      102,662
    Experience rated and other refunds......................      (26,619)       (5,810)       17,726
    Other current liabilities...............................       (5,227)       35,398         3,745
    Accrued postretirement benefits.........................        1,845         3,167         2,805
    Other non-current liabilities...........................        3,064        (1,027)      (13,698)
                                                              -----------   -----------   -----------
      Net cash provided by continuing operating
       activities...........................................      829,358       394,610       496,096
                                                              -----------   -----------   -----------
Loss from discontinued operations...........................           --       (12,592)       (2,028)
Adjustment to derive cash flows from discontinued operating
  activities:
    Change in net operating assets..........................           --         7,410        59,012
                                                              -----------   -----------   -----------
Net cash provided by (used in) discontinued operating
  activities                                                           --        (5,182)       56,984
                                                              -----------   -----------   -----------
      Net cash provided by operating activities.............      829,358       389,428       553,080
                                                              -----------   -----------   -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Investments purchased.....................................   (3,456,317)   (2,843,102)   (2,641,752)
  Proceeds from investments sold............................    2,892,802     2,666,355     1,836,541
  Proceeds from investments matured.........................       83,404       106,436       143,218
  Property and equipment purchased..........................      (38,516)      (78,431)      (58,619)
  Proceeds from property and equipment sold.................        1,925        25,721           503
  Proceeds from sale of Workers' Compensation business......           --       101,413            --
  Settlement of sales price for sale of Workers'
    Compensation business...................................       (6,733)           --            --
  Additional investment in subsidiaries.....................           --            --       (18,317)
  Acquisition of new businesses, net of cash acquired.......       (7,700)           --       361,977
                                                              -----------   -----------   -----------
      Net cash used in continuing investing activities......     (531,135)      (21,608)     (376,449)
                                                              -----------   -----------   -----------
Net cash provided by (used in) investing activities of
  discontinued operations...................................           --        15,877       (76,149)
                                                              -----------   -----------   -----------
      Net cash used in investing activities.................     (531,135)       (5,731)     (452,598)
                                                              -----------   -----------   -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from long-term debt..............................      200,823            --       150,000
  Repayment of long-term debt...............................     (149,788)      (88,000)     (387,000)
  Net proceeds from common stock offering...................           --            --       110,340
  Proceeds from the issuance of common stock................       36,565        39,443        10,126
  Common stock repurchased..................................     (291,684)     (193,332)         (103)
                                                              -----------   -----------   -----------
      Net cash used in financing activities.................     (204,084)     (241,889)     (116,637)
                                                              -----------   -----------   -----------
Net increase (decrease) in cash and cash equivalents........       94,139       141,808       (16,155)
Cash and cash equivalents at beginning of year..............      410,875       269,067       285,222
                                                              -----------   -----------   -----------
Cash and cash equivalents at end of year....................  $   505,014   $   410,875   $   269,067
                                                              ===========   ===========   ===========

      See the accompanying notes to the consolidated financial statements.

                         WELLPOINT HEALTH NETWORKS INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  ORGANIZATION

    WellPoint Health Networks Inc. (the "Company" or "WellPoint"), is one of the nation's largest publicly traded managed health care companies. As of December 31, 1999, WellPoint had approximately 7.3 million medical members and approximately 32 million specialty members. The Company offers a broad spectrum of network-based managed care plans. WellPoint provides these plans to the large and small employer, individual and senior markets. The Company's managed care plans include preferred provider organizations ("PPOs"), health maintenance organizations ("HMOs"), point-of-service ("POS") plans, other hybrid plans and traditional indemnity plans. In addition, the Company offers managed care services, including underwriting, actuarial service, network access, medical cost management and claims processing. The Company offers a continuum of managed health care plans while providing incentives to members and employers to select more intensively managed plans. The Company also provides a broad array of specialty and other products and services including pharmacy, dental, utilization management, life insurance, preventive care, disability, behavioral health, COBRA and flexible benefits account administration.

    As more fully described in Note 11, on September 1, 1998, the Company completed the sale of its workers' compensation segment. Such sale was accounted for as a discontinued operation.

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    As a managed health care organization, the Company derives the majority of its revenues from premiums received for providing prepaid health services and prepares its financial statements in accordance with the AICPA Audit and Accounting Guide for "Health Care Organizations." The following is a summary of significant accounting policies used in the preparation of the accompanying consolidated financial statements. Such policies are in accordance with accounting principles generally accepted in the United States and have been consistently applied. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses for each reporting period. The significant estimates made in the preparation of the Company's consolidated financial statements relate to the assessment of the carrying value of the goodwill and intangible assets, medical claims payable, reserves for future policy benefits, experience rated refunds and contingent liabilities. While management believes that the carrying value of such assets and liabilities is adequate as of December 31, 1999 and 1998, actual results could differ from the estimates upon which the carrying values were based.

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

    Long-term investments consist primarily of restricted assets, equity and other investments. Restricted assets, at market value, included in long-term investments at December 31, 1999 and 1998 were $100.0 million and $96.6 million, respectively, and consisted of investments on deposit with the California Department of Corporations ("DOC"). These deposits consisted primarily of U.S. Treasury bonds and notes. Due to their restricted nature, such investments are classified as long-term without regard to contractual maturity.

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

    In order to mitigate foreign currency risk for certain investments on the foreign currency denominated bonds within the Company's investment portfolio, the Company has entered into two types of foreign currency derivative instruments. The first type is a forward exchange contract which is entered into to hedge the foreign currency risk between the trade date and the settlement date of a foreign currency investment transaction. Gains and losses related to such instruments are recognized in the Company's income statement at the settlement date. The Company has also entered into foreign currency contracts for each of the fixed maturity securities owned as of December 31, 1999 and 1998 to hedge asset positions denominated in other currencies. The unrealized gains and losses, net of deferred taxes, from such forward contracts and the related hedged investments are reflected in other comprehensive income at the balance sheet dates.

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

PROPERTY AND EQUIPMENT, NET

    Property and equipment are stated at cost, net of depreciation, and are depreciated on the straight-line method over the estimated useful lives of the assets. Leasehold improvements are stated net of amortization and are amortized over a period not exceeding the term of the lease. Upon disposal of property, plant and equipment, the cost of the asset and the related accumulated depreciation are removed from the accounts while the resulting gain or loss is reflected in current operations.

    Computer software costs that are incurred in the preliminary project stage are expensed as incurred. Direct consulting costs, payroll and payroll related cost for employees, incurred during the development stage, who are directly associated with each project are capitalized and amortized over a five-year period when placed into production.

INTANGIBLE ASSETS AND GOODWILL, NET

    Intangible assets and goodwill represent the cost in excess of fair value of the net assets, net of the related tax impact, acquired in purchase transactions. Intangible assets and goodwill are being amortized, utilizing a composite useful life, on a straight-line basis over periods ranging from three to 25 years. (See Note 6 for a more complete discussion of the Company's intangible assets and goodwill.)

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

MEDICAL CLAIMS PAYABLE

    The liability for medical claims payable includes claims in process and a provision for incurred but not reported claims, which is actuarially determined based on historical claims payment experience and other statistics. Claim processing expenses are also accrued based on an estimate of expenses necessary to process such claims. Such reserves are continually monitored and reviewed with any adjustments reflected in current operations. Capitation costs represent monthly fees paid one month in advance to physicians, certain other medical service providers and hospitals in the Company's HMO networks as retainers for providing continuing medical care. The Company maintains various programs that provide incentives to physicians, certain other medical service providers and hospitals participating in its HMO networks through the use of risk-sharing agreements and other programs. Payments under such agreements are

                         WELLPOINT HEALTH NETWORKS INC.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED) made based on the providers' performance in controlling health care costs while providing quality health care. Expenses related to these programs, which are based in part on estimates, are recorded in the period in which the related services are rendered.

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

    The Company entered into interest rate swap agreements to reduce the impact of changes in interest rates on its floating rate debt under its revolving credit facility. The swap agreements are contracts to exchange floating interest rate payments for fixed interest rate payments periodically over the life of the agreements without the exchange of the underlying notional amounts. The notional amounts of the interest rate swap agreements are used to measure interest to be paid. For interest rate instruments that effectively hedge interest rate exposures, the net cash amounts paid on the agreements are accrued and recognized as an adjustment to interest expense. If an agreement no longer qualifies as a hedge instrument, then it is marked to market and carried on the balance sheet at fair value. The change in fair value of these instruments is included in investment income.

INCOME TAXES

    The Company files a consolidated income tax return with its subsidiaries. The Company's provision for income taxes reflects the current and future tax consequences of all events that have been recognized in the financial statements as measured by the provision of currently enacted tax laws and rates applicable to future periods.

                         WELLPOINT HEALTH NETWORKS INC.

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
RECOGNITION OF PREMIUM REVENUE AND MANAGEMENT SERVICES REVENUE

    For most health care and life insurance contracts, premiums are billed in advance of coverage periods and are recognized as revenue over the period in which services or benefits are obligated to be provided. Premiums include revenue from other contracts, which principally relate to minimum premium contracts, where revenue is recognized based upon the ultimate loss experience of the contract. These contracts obligate the Company to arrange for the provision of health care for the members covered by the related contract and expose the Company to financial risk based upon its ability to manage health care costs below a contractual fixed attachment point. Premium revenue includes an adjustment for experience rated refunds based on an estimate of incurred claims. Experience rated refunds are paid based on contractual requirements.

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

    Management services revenue is earned as services are performed and consists of administrative fees for services provided to third parties, including management of medical services, claims processing and access to provider networks. Under administrative service contracts, self-funded employers retain the full risk of financing benefits. Funds received from employers are equal to amounts required to fund benefit expenses and pay earned administrative fees. Because benefit expenses are not the obligation of the Company, premium revenue and benefit expenses for these contracts are not included in the Company's financial statements. Administrative service fees received from employer groups are included in the Company's revenues.

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

                         WELLPOINT HEALTH NETWORKS INC.

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
HEALTH CARE SERVICES AND OTHER BENEFITS

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

ADVERTISING COSTS

    The Company uses print and broadcast advertising to promote its products. The cost of advertising is expensed as incurred and totaled approximately $40.8 million, $43.3 million and $36.5 million for the years ended December 31, 1999, 1998 and 1997, respectively.

EARNINGS PER SHARE

    Basic Earnings per share is computed excluding the impact of potential common stock and earnings per share assuming full dilution is computed including the impact of potential common stock.

STOCK-BASED COMPENSATION

    Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation," ("SFAS No. 123") encourages, but does not require, companies to record compensation cost for stock-based employee compensation plans at fair value. The Company has chosen to continue to account for stock-based compensation using the intrinsic method prescribed in Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations. Accordingly, compensation cost for stock options, under existing plans is measured as the excess, if any, of the quoted market price of the Company's stock at the date of the grant over the amount an employee must pay to acquire the stock.

COMPREHENSIVE INCOME

    Effective January 1, 1998, the Company adopted the provisions of Statement of Financial Accounting Standards No. 130, "Comprehensive Income". Comprehensive income encompasses all changes in stockholders' equity (except those arising from transactions with stockholders) and includes net income and net unrealized gains or losses on available-for-sale securities. Comprehensive income is net of reclassification adjustments to adjust for items currently included in net income, such as realized gains on investment securities.

START-UP COSTS

    Effective January 1, 1999, the Company changed its method of accounting for start-up costs related to the Company's provider and sales network development to comply with the AICPA Statement of Position No. 98-5, "Reporting on the Costs of Start-Up Activities." The change involves expensing these costs as incurred, rather than capitalizing and subsequently amortizing such costs. The total amount of deferred start-up costs reported as a cumulative effect of a change in accounting principle is $20.6 million, net of a tax benefit of $14.3 million.

                         WELLPOINT HEALTH NETWORKS INC.

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

RECLASSIFICATIONS

    Certain amounts in the prior years consolidated financial statements have been reclassified to conform to the 1999 presentation.

NEW ACCOUNTING PRONOUNCEMENTS

    In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS No. 133"). SFAS No. 133 establishes the accounting and reporting standards for derivative instruments and for hedging activities. Upon adoption of SFAS No. 133, all derivatives must be recognized on the balance sheet at their then fair value. Any stand-alone deferred gains and losses remaining on the balance sheet under previous hedge accounting rules must be removed from the balance sheet and all hedging relationships must be designated anew and documented pursuant to the new accounting rules. The new standard will be effective in the first quarter of 2001. The Company is presently assessing the effect of SFAS No. 133 on the financial statements of the Company.

3.  INVESTMENTS

INVESTMENT SECURITIES

    The Company's investment securities consist of the following (in thousands):

                                                   DECEMBER 31, 1999
                                     ---------------------------------------------
                                                   GROSS UNREALIZED
                                     AMORTIZED    -------------------   ESTIMATED
                                        COST       GAINS      LOSSES    FAIR VALUE
                                     ----------   --------   --------   ----------
U.S. Treasury and agency...........  $  178,350   $    --    $ 2,091    $  176,259
Foreign government securities......      98,435       470      3,507        95,398
Mortgage-backed securities.........     783,736       957     19,133       765,560
Corporate and other securities.....   1,341,928     1,582     49,732     1,293,778
                                     ----------   -------    -------    ----------
  Total debt securities............   2,402,449     3,009     74,463     2,330,995
Equity and other investments.......     266,972    60,396     12,991       314,377
                                     ----------   -------    -------    ----------
  Total investment securities......  $2,669,421   $63,405    $87,454    $2,645,372
                                     ==========   =======    =======    ==========

                                                   DECEMBER 31, 1998
                                     ---------------------------------------------
                                                   GROSS UNREALIZED
                                     AMORTIZED    -------------------   ESTIMATED
                                        COST       GAINS      LOSSES    FAIR VALUE
                                     ----------   --------   --------   ----------
U.S. Treasury and agency...........  $  274,004   $ 4,546    $   894    $  277,656
Foreign government securities......      88,332     2,413      1,046        89,699
Mortgage-backed securities.........     598,529     8,517        688       606,358
Corporate and other securities.....     995,596    17,810     10,661     1,002,745
                                     ----------   -------    -------    ----------
  Total debt securities............   1,956,461    33,286     13,289     1,976,458
Equity and other investments.......     278,229    20,705     25,218       273,716
                                     ----------   -------    -------    ----------
  Total investment securities......  $2,234,690   $53,991    $38,507    $2,250,174
                                     ==========   =======    =======    ==========

                         WELLPOINT HEALTH NETWORKS INC.

3.  INVESTMENTS (CONTINUED)
    The amortized cost and estimated fair value of debt securities as of December 31, 1999, based on contractual maturity dates, are summarized below (in thousands). Expected maturities for mortgage-backed securities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

                                                       AMORTIZED    ESTIMATED
                                                          COST      FAIR VALUE
                                                       ----------   ----------
Due in one year or less..............................  $   67,633   $   67,484
Due after one year through five years................     860,857      843,400
Due after five years through ten years...............     659,537      634,201
Due after ten years..................................     814,422      785,910
                                                       ----------   ----------
Total debt securities................................  $2,402,449   $2,330,995
                                                       ==========   ==========

    For the years ended December 31, 1999, 1998 and 1997, proceeds from the sales and maturities of debt securities were $2,713.8 million, $2,569.1 million and $1,566.1 million, respectively. Gross gains of $16.2 million and gross losses of $52.6 million were realized on the sales of debt securities for the year ended December 31, 1999. For 1998, gross realized gains and gross realized losses from sales of debt securities were $28.2 million and $10.8 million, respectively. In 1997, gross realized gains and gross realized losses from sales of debt securities were $9.5 million and $7.2 million, respectively.

    For the years ended December 31, 1999, 1998 and 1997, proceeds from the sales of equity securities were $262.4 million, $203.7 million and $413.7 million, respectively. Gross gains of $30.9 million and gross losses of $26.5 million were realized on the sales of equity securities in 1999. For 1998, gross realized gains and gross realized losses on the sales of equity securities were $15.5 million and $64.9 million, respectively. In 1997, gross realized gains and gross realized losses on the sales of equity securities were $68.5 million and $6.5 million, respectively.

    Securities on loan under the Company's securities lending program are included in its cash and investment portfolio shown on the accompanying consolidated balance sheets. Under this program, broker/ dealers are required to deliver substantially the same security to the Company upon completion of the transaction. The balance of securities on loan as of December 31, 1999 and 1998 was $127.2 million and $262.8 million, respectively, and income earned on security lending transactions for the years ended December 31, 1999, 1998 and 1997 was $0.6 million, $1.0 million and $2.0 million, respectively.

LONG-TERM INVESTMENTS

    The Company's long-term investments consist of the following (in thousands):

                                                          DECEMBER 31, 1999
                                            ---------------------------------------------
                                                               GROSS
                                                             UNREALIZED
                                            AMORTIZED   --------------------   ESTIMATED
                                              COST        GAINS      LOSSES    FAIR VALUE
                                            ---------   ---------   --------   ----------
U.S. Treasury and agency securities.......  $ 24,500    $     --      $140      $ 24,360
Mortgage backed securities................    71,450          --       478        70,972
Equity and other investments..............    12,948          --        --        12,948
                                            --------    ---------     ----      --------
  Total long-term investments.............  $108,898    $     --      $618      $108,280
                                            ========    =========     ====      ========

                         WELLPOINT HEALTH NETWORKS INC.

3.  INVESTMENTS (CONTINUED)

                                                         DECEMBER 31, 1998
                                            --------------------------------------------
                                                               GROSS
                                                            UNREALIZED
                                            AMORTIZED   -------------------   ESTIMATED
                                              COST       GAINS      LOSSES    FAIR VALUE
                                            ---------   --------   --------   ----------
U.S. Treasury and agency securities.......  $ 94,131      $408       $29       $ 94,510
Equity and other investments..............     8,743        --        --          8,743
                                            --------      ----       ---       --------
  Total long-term investments.............  $102,874      $408       $29       $103,253
                                            ========      ====       ===       ========

    At December 31, 1999 the Company's debt securities had contractual maturity dates: due in one to five years, amortized cost of $57.5 million and market value of $57.1 million; due in five to ten years, amortized cost of $38.5 million and market value of $38.2 million. Expected maturities for mortgage-backed securities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

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

4.  RECEIVABLES, NET

    Receivables consist of the following (in thousands):

                                                             DECEMBER 31,
                                                          -------------------
                                                            1999       1998
                                                          --------   --------
Premiums receivable.....................................  $291,743   $362,225
Investment income and other receivables.................   271,775    168,614
                                                          --------   --------
                                                           563,518    530,839
Less allowance for doubtful accounts....................    50,439     45,580
                                                          --------   --------
Receivables, net........................................  $513,079   $485,259
                                                          ========   ========

                         WELLPOINT HEALTH NETWORKS INC.

5.  PROPERTY AND EQUIPMENT, NET

    Property and equipment, at cost, consist of the following (in thousands):

                                                             DECEMBER 31,
                                              USEFUL      -------------------
                                               LIFE         1999       1998
                                           -------------  --------   --------
Furniture and fixtures...................     8 years     $ 49,990   $ 50,412
Software.................................     5 years       69,489     44,747
Equipment................................     5 years      100,454    117,762
Leasehold improvements...................  Term of Lease    63,263     41,543
                                                          --------   --------
                                                           283,196    254,464
Less: accumulated depreciation and
  amortization...........................                  157,279    123,005
                                                          --------   --------
Property and equipment, net..............                 $125,917   $131,459
                                                          ========   ========

    Depreciation and amortization expense for the years ended December 31, 1999, 1998 and 1997 was $39.3 million, $36.8 million and $32.6 million, respectively.

6.  INTANGIBLE ASSETS AND GOODWILL, NET

    The intangible assets balance consists of the following components (in thousands)

                                                             DECEMBER 31,
                                                          -------------------
                                                            1999       1998
                                                          --------   --------
Employer group relationships............................  $ 85,691   $ 77,991
Self-developed software.................................     7,280      7,280
Provider contracts......................................     9,208      9,208
Miscellaneous intangible assets.........................     5,728      5,728
                                                          --------   --------
                                                           107,907    100,207
Less: accumulated amortization..........................   (11,609)    (6,270)
                                                          --------   --------
Intangible assets, net..................................  $ 96,298   $ 93,937
                                                          ========   ========

    The goodwill balance consists of the following components (in thousands):

                                                             DECEMBER 31,
                                                          -------------------
                                                            1999       1998
                                                          --------   --------
Goodwill................................................  $359,975   $368,310
Less: accumulated amortization..........................   (52,328)   (32,155)
                                                          --------   --------
Goodwill, net...........................................  $307,647   $336,155
                                                          ========   ========

    During the fourth quarter of 1998, the Company re-evaluated the useful life of the intangible assets and goodwill related to its acquisitions of the GBO and MMHD and reduced such composite lives from 35 to 20 years.

                         WELLPOINT HEALTH NETWORKS INC.

6.  INTANGIBLE ASSETS AND GOODWILL, NET (CONTINUED)

    In May 1999, the Company entered into an agreement with Omni Healthcare ("Omni"), a Sacramento, California based health plan to transition Omni members to the Company's Blue Cross of California subsidiary. The Company paid $7.7 million, subject to adjustment in exchange for Omni's cooperation in transferring its approximately 124,000 members. The entire amount has been allocated to intangible assets and is being amortized over 3 years.

    Amortization charged to operations was $25.5 million, $19.9 million and $17.9 million for the years ended December 31, 1999, 1998 and 1997, respectively.

7.  LONG-TERM DEBT

NOTES PAYABLE

    In connection with the MMHD acquisition, the Company issued a Series A term note for $62.0 million on March 31, 1996. At December 31, 1998, $20.0 million was outstanding under this note. The Series A term note matured on March 31, 1999 and was repaid by the Company.

REVOLVING CREDIT FACILITY

    As of December 31, 1999, the Company has a $1.0 billion five-year revolving credit facility with a consortium of financial institutions. The facility expires as of May 15, 2002, although it may be extended for an additional one-year period under certain circumstances. At December 31, 1999 and 1998, $200.0 million and $280.0 million, respectively, was outstanding under this facility.

    The agreement provides for interest on committed advances at rates determined by reference to the bank's base rate or to the London Interbank Offered Rate ("LIBOR") plus a margin determined by reference to the Company's leverage ratio (as defined in the credit agreement) or the then-current rating of the Company's unsecured long-term debt by specified rating agencies. Interest is determined using whichever of these methods is the most favorable to the Company (The effective interest rate was 6.7% at December 31, 1999). Borrowings under the credit facility are made on a committed basis or pursuant to an auction-bid process. A facility fee based on the facility amount, regardless of utilization, is payable quarterly. The facility fee rate is also determined by the unsecured debt ratings or the leverage ratio of the Company.

ZERO COUPON CONVERTIBLE SUBORDINATED DEBENTURES

    On July 2, 1999, the Company issued $299.0 million aggregate principal amount at maturity of zero coupon convertible subordinated debentures due 2019 (the "Debentures"). The proceeds totaled approximately $200.8 million. The Debentures accrue interest at a yield to maturity of 2.0% per year compounded semi-annually. The Debentures will result in an increase in accrued interest expense of approximately $3.1 million during the one-year period immediately following their issuance, with such annual accrued interest expense increasing until maturity. Holders have the option to convert the Debentures into the Company's common stock at any time prior to maturity at a rate of 6.797 shares per $1,000 principal amount at maturity. In lieu of delivering shares of common stock upon conversion of any Debentures, the Company may elect to pay cash for the Debentures in an amount equal to the last reported sales price of its common stock on the trading day preceding the conversion date. The debentures are subordinate in right of payment to all existing and future senior indebtedness.

                         WELLPOINT HEALTH NETWORKS INC.

7.  LONG-TERM DEBT (CONTINUED)
    On October 6, 1999, the Board of Directors authorized the repurchase of some or all of the Company's Debentures for cash. During the year ended December 31, 1999, the Company repurchased $81.0 million in aggregate principal amount at maturity of the Company's Debentures at a total purchase price of $49.8 million. The gain on such repurchase is shown on the Company's income statement as an extraordinary gain, net of applicable tax.

    As of December 31, 1999, the Company had $147.9 million of Debentures outstanding. For the year ended December 31, 1999, the Company accrued $1.5 million of interest related to the Debentures.

SHELF REGISTRATION STATEMENT

    In July 1996, the Company filed a registration statement relating to the issuance of $1.0 billion of senior or subordinated unsecured indebtedness. As of December 31, 1999, no indebtedness had been issued pursuant to this registration statement.

MATURITIES

    At December 31, 1999, the Company's long-term debt maturities were as follows: 2000--zero; 2001--zero; 2002--$200 million; 2003--zero; 2004--zero;
2019--$218 million.

DEBT COVENANTS

    The Company's revolving credit facility requires the maintenance of certain financial ratios and contains other restrictive covenants, including restrictions on the occurrence of additional indebtedness and the granting of certain liens, limitations on acquisitions and investments and limitations on changes in control. As of December 31, 1999, the Company was in compliance with the requirements outlined in these agreements.

INTEREST RATE SWAPS

    As described in Note 15, as of December 31, 1999, the Company is a party to three separate interest rate swap agreements two of which convert underlying variable-rate debt into fixed-rate debt. The other converts three month LIBOR for one month LIBOR.

INTEREST PAID

    Interest paid on long-term debt for the years ended December 31, 1999, 1998 and 1997 was $22.1 million, $25.9 million and $38.9 million, respectively.

                         WELLPOINT HEALTH NETWORKS INC.

8.  INCOME TAXES

    The components of the provision (benefit) for income taxes are as follows (in thousands):

                                                   YEAR ENDED DECEMBER 31,
                                                ------------------------------
                                                  1999       1998       1997
                                                --------   --------   --------
Current:
  Federal.....................................  $106,036   $ 97,231   $107,695
  State.......................................    42,987     30,929     28,523
                                                --------   --------   --------
                                                 149,023    128,160    136,218
                                                --------   --------   --------
Deferred:
  Federal.....................................    43,968    (51,398)    19,041
  State.......................................    (2,881)    (4,324)     1,658
                                                --------   --------   --------
                                                  41,087    (55,722)    20,699
                                                --------   --------   --------
Provision for income taxes from continuing
  operations..................................  $190,110   $ 72,438   $156,917
                                                ========   ========   ========

    The overall effective tax rate differs from the statutory federal tax rate as follows (percent of pretax income from continuing operations):

                                                            YEAR ENDED DECEMBER 31,
                                                      ------------------------------------
                                                        1999          1998          1997
                                                      --------      --------      --------
Tax provision based on the federal statutory rate...    35.0%         35.0%         35.0%
State income taxes, net of federal benefit..........     5.3           4.4           5.1
Non-deductible expenses/non-taxable items...........    (0.4)          0.9           0.1
Tax benefit from IRS ruling in excess of noncurrent
  intangible assets related to business
  combination.......................................      --         (21.8)           --
Other, net..........................................    (0.9)           --           0.4
                                                        ----         -----          ----
Effective tax rate..................................    39.0%         18.5%         40.6%
                                                        ====         =====          ====

                         WELLPOINT HEALTH NETWORKS INC.

8.  INCOME TAXES (CONTINUED)
    Net deferred tax assets are comprised of the following (in thousands):

                                                             DECEMBER 31,
                                                          -------------------
                                                            1999       1998
                                                          --------   --------
Gross deferred tax assets:
  Market valuation on investment securities.............  $  7,951   $     --
  Vacation and holiday accruals.........................     9,549      8,521
  Incurred claim reserve discounting....................    13,237     10,726
  Provision for doubtful accounts.......................    19,010     16,619
  Unearned premium reserve..............................    17,469     15,852
  State income taxes....................................    14,039     10,707
  Postretirement benefits...............................    28,075     27,332
  Deferred gain on building.............................     5,260      7,063
  Deferred compensation.................................    15,091     11,349
  Expenses not currently deductible.....................    28,645     44,791
  Intangible asset impairment...........................     7,190      7,940
  Capital loss carryover................................    23,483     11,247
  Alternative minimum tax credit carryover..............        --     46,616
  Start up costs........................................     6,114         --
  Other, net............................................     9,686      8,599
                                                          --------   --------
    Total gross deferred tax assets.....................   204,799    227,362
                                                          --------   --------
Gross deferred tax liabilities:
  Market valuation on investment securities.............        --     (5,757)
  Depreciation and amortization.........................    (5,912)   (11,313)
  Bond discount and basis differences...................    (6,778)    (6,682)
  Internally developed software.........................   (13,491)        --
  Other, net............................................    (1,781)    (1,753)
                                                          --------   --------
    Total gross deferred tax liabilities................   (27,962)   (25,505)
                                                          --------   --------
Net deferred tax assets.................................  $176,837   $201,857
                                                          ========   ========

    Management believes that the deferred tax assets listed above are fully recoverable and, accordingly, no valuation allowance has been recorded. Expenses not currently deductible include various financial statement charges and expenses that will be deductible for income tax purposes in future periods.

    Income taxes paid (refunded) for the years ended December 31, 1999, 1998 and 1997 were ($57.0) million, $103.0 million and $121.2 million, respectively.

                         WELLPOINT HEALTH NETWORKS INC.

8.  INCOME TAXES (CONTINUED)

INCOME TAXES

    In September 1998, the Company received a private letter ruling from the Internal Revenue Service with respect to the treatment of certain payments made at the time of WellPoint's 1996 Recapitalization and acquisition of the BCC Commercial Operations. The ruling allows the Company to deduct as an ordinary and necessary business expense an $800.0 million cash payment made by BCC in May 1996 to one of two newly formed charitable foundations. As a result of the ruling in 1998, the Company reduced the remaining intangible asset of $194.5 million arising from the acquisition of certain assets and liabilities of BCC Commercial Operations at the time of the Recapitalization and recognized a reduction in its income tax expense of $85.5 million. As a result, the Company filed amended tax returns for prior years requesting a refund of approximately $200.0 million and anticipated that current and future income tax payments would be reduced by approximately $80.0 million and, therefore, recognized an income tax recoverable and a deferred tax asset, respectively, in its financial statements for the year ended December 31, 1998. In August 1999, the Company received a cash refund (including applicable accrued interest) of approximately $183.0 million.

    The Company has a Federal capital loss carryforward of $44.3 million and a California capital loss carryforward of $139.1 million. The carryforward amounts begin to expire on December 31, 2003.

9.  PENSION AND POSTRETIREMENT BENEFITS

PENSION BENEFITS

    The Company covers substantially all employees through two non-contributory defined benefit pension plans. One plan covers employees of a bargaining unit, while the second plan, which was established on January 1, 1987, covers all eligible exempt and administrative employees meeting certain age and employment requirements. Plan assets are invested primarily in pooled income funds. The Company's policy is to fund its plans according to the applicable Employee Retirement Income Security Act of 1974 and income tax regulations. The Company uses the unit credit method of cost determination.

                         WELLPOINT HEALTH NETWORKS INC.

9.  PENSION AND POSTRETIREMENT BENEFITS (CONTINUED)
    The funded status of the plans is as follows:

                                                                 DECEMBER 31,
                                                              -------------------
                                                                1999       1998
                                                              --------   --------
CHANGE IN BENEFIT OBLIGATION
Benefit obligation at beginning of year.....................  $77,503    $ 63,554
Service cost................................................    8,117       8,045
Interest cost...............................................    5,583       5,183
Actuarial loss (gain).......................................   (8,643)      4,736
Benefits paid...............................................   (4,904)     (4,015)
                                                              -------    --------
Benefit obligation at end of year...........................  $77,656    $ 77,503
                                                              =======    ========

CHANGE IN PLAN ASSETS
Fair value at beginning of year.............................  $65,799    $ 55,173
Actual return on fair value.................................     (949)      5,024
Employer contributions......................................   12,182       9,617
Benefits paid...............................................   (4,904)     (4,015)
                                                              -------    --------
Fair value at end of year...................................  $72,128    $ 65,799
                                                              =======    ========

Funded status...............................................  $(5,528)   $(11,703)
Unrecognized prior service cost.............................      437         401
Unrecognized actuarial loss.................................   10,447      11,668
                                                              -------    --------
Net amount recognized.......................................  $ 5,356    $    366
                                                              =======    ========

Amounts recognized in the statement of financial position
  consists of:
  Prepaid benefit cost......................................  $ 5,356    $  1,146
  Accrued benefit liability.................................       --        (780)
                                                              -------    --------
Net amount recognized.......................................  $ 5,356    $    366
                                                              =======    ========

WEIGHTED AVERAGE ASSUMPTIONS
Discount rate...............................................     7.75%       7.00%
Expected return on plan assets..............................     9.50%       8.50%
Rate of compensation increases..............................     5.00%       5.00%

                         WELLPOINT HEALTH NETWORKS INC.

9.  PENSION AND POSTRETIREMENT BENEFITS (CONTINUED)
    Net periodic pension expense for the Company's defined benefit pension plans includes the following components:

                                                                 YEAR ENDED DECEMBER 31,
                                                              ------------------------------
                                                                1999       1998       1997
                                                              --------   --------   --------
                                                                      (IN THOUSANDS)
Service cost--benefits earned during the year...............  $ 8,117    $ 8,045    $ 6,510
Interest cost on projected benefits obligations.............    5,583      5,183      4,353
Expected return on plan assets..............................   (6,603)    (4,908)    (3,992)
Amortization of prior service cost..........................       14          9          9
Amortization of transition obligation.......................       --         --        (15)
Recognized net actuarial loss...............................       81        196        191
                                                              -------    -------    -------
Net periodic pension expense................................  $ 7,192    $ 8,525    $ 7,056
                                                              =======    =======    =======

    For the years ended December 31, 1999, 1998 and 1997, the pension expense was $7.2 million, $8.5 million and $7.1 million, respectively.

    The Company sponsors the WellPoint 401(k) Retirement Savings Plan (the "401(k) Plan"). Employees over 18 years of age are eligible to participate in the 401(k) Plan if they meet certain length of service requirements. Under this plan, employees may contribute a percentage of their pre-tax earnings to the 401(k) Plan. After one year of service, employee contributions up to 6% of eligible compensation are matched by an employer contribution equal to 75% on the employee's contribution. Matching contributions are immediately vested. Effective January 1, 1998, 33.3% of the employer contribution was in the Company's common stock. The employer contribution is 85% for those employees with ten to nineteen years of service as of January 1, 1997 and 100% for those employees with twenty years or more of service as of such date. Company expense related to the 401(k) Plan totaled $15.9 million, $13.0 million and $11.8 million for the years ended December 31, 1999, 1998 and 1997, respectively.

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

                         WELLPOINT HEALTH NETWORKS INC.

9.  PENSION AND POSTRETIREMENT BENEFITS (CONTINUED)
    The accumulated postretirement benefit obligation ("APBO") and the accrued postretirement benefits as of December 31, 1999 and 1998 are as follows (in thousands):

                                                                 DECEMBER 31,
                                                              -------------------
                                                                1999       1998
                                                              --------   --------
Benefit obligation at the beginning of the year.............  $56,324    $54,687
Service cost................................................    1,650      1,780
Interest cost...............................................    3,933      3,843
Actuarial gain..............................................   (3,655)    (2,080)
Benefits paid...............................................   (3,320)    (1,906)
                                                              -------    -------
Accumulated postretirement benefits obligation..............   54,932     56,324
Unrecognized net gain from accrued postretirement benefit
  cost......................................................   13,971     10,734
                                                              -------    -------
Accrued postretirement benefits.............................  $68,903    $67,058
                                                              =======    =======

    The Company currently pays for its postretirement benefit obligations as they are incurred. As such, there are no plan assets.

    The above actuarially determined APBO was calculated using discount rates of 7.75% and 7.00% as of December 31, 1999 and 1998, respectively. The medical trend rate is assumed to decline gradually from 10% (under age 65) and 8% (age 65 and over) to 6% by the year 2002. These estimated trend rates are subject to change in the future. The medical trend rate assumption has a significant effect on the amounts reported. For example, an increase in the assumed health care trend rates of one percent in each year would increase the APBO as of December 31, 1999 by $6.2 million and would increase service and interest costs by $0.8 million. Conversely, a decrease in the assumed health care trend rate of one percent in each year would decrease the APBO as of December 31, 1999 by $5.4 million and would decrease service and interest costs by $0.7 million. For life insurance benefit calculations, a compensation increase of 5.0% was assumed.

    Net periodic postretirement benefit cost includes the following components (in thousands):

                                                                 YEAR ENDED DECEMBER 31,
                                                              ------------------------------
                                                                1999       1998       1997
                                                              --------   --------   --------
Service cost................................................   $1,650     $1,780     $1,980
Interest cost...............................................    3,933      3,843      3,783
Net amortization and deferral...............................     (418)      (550)      (621)
                                                               ------     ------     ------
Net periodic postretirement benefit cost....................   $5,165     $5,073     $5,142
                                                               ======     ======     ======

                         WELLPOINT HEALTH NETWORKS INC.

10.  COMMON STOCK

STOCK OPTION PLANS

    In 1996, the Company adopted an Employee Stock Option Plan (the "Employee Option Plan"). In May 1996, all eligible employees were granted options to purchase common stock under the Employee Option Plan. The exercise price of options granted under the Employee Option Plan is the fair market value of the Common Stock on the date of the grant. Each option granted has a maximum term of 10 years. Options granted under the Employee Option Plan vest in accordance with the terms of the applicable grant.

    In 1996, the Company also implemented a Stock Option/Award Plan (the "Stock Option/Award Plan") for key employees, officers and directors. The exercise price per share is fixed by a committee appointed by the Board of Directors to administer the Stock Option/Award Plan, but for any incentive stock option, the exercise price will not be less than the fair market value on the date of grant. The maximum term for an option is ten years. Options granted will vest in accordance with the terms of each grant. The Stock Option/Award Plan also allows the grant or award of restricted stock, performance units and phantom stock.

    On May 11, 1999, the stockholders of the Company approved a new Stock Incentive Plan (the "Plan") for key employees, officers and directors. This new plan serves as the successor to the Company's Stock Option/Award Plan and Employer Stock Option Plan (the "Predecessor Plans"). All options granted under the Predecessor Plans and outstanding on the Plan's effective date were incorporated into the Plan and treated as outstanding awards under the Plan. The exercise price is determined by the plan administrator, however, will generally not be less than the fair market value on the date of grant. The maximum term for an option is ten years. Options granted will vest in accordance with the terms of each grant. The Stock Incentive Plan also allows the grant or award of restricted stock, performance units and phantom stock. The maximum number of shares issuable under the Plan, subject to subsequent adjustments for certain changes in the Company's capital structure, is 5.2 million shares in addition to the number of shares of common stock remaining for issuance under the Predecessor Plans.

                         WELLPOINT HEALTH NETWORKS INC.

10.  COMMON STOCK (CONTINUED)
    The following summarizes activity in the Company's stock option plans for the years ended December 31, 1999, 1998 and 1997:

                                                                      WEIGHTED
                                                                      AVERAGE
                                                                   EXERCISE PRICE
                                                        SHARES       PER SHARE
                                                      ----------   --------------
Outstanding at January 1, 1997......................   3,164,996       $39.26
Granted.............................................   1,698,327        36.13
Canceled............................................    (572,511)       37.76
Exercised...........................................    (192,089)       39.61
                                                      ----------
Outstanding at December 31, 1997....................   4,098,723        38.12
                                                      ----------
Granted.............................................   1,533,908        56.86
Canceled............................................    (296,993)       43.66
Exercised...........................................    (836,400)       37.67
                                                      ----------
Outstanding at December 31, 1998....................   4,499,238        44.23
                                                      ----------
Granted.............................................   1,957,605        73.85
Canceled............................................    (141,604)       52.58
Exercised...........................................  (1,014,479)       39.08
                                                      ----------
Outstanding at December 31, 1999....................   5,300,760        55.94
                                                      ==========

Exercisable at:
December 31, 1997...................................   1,077,221        39.32
December 31, 1998...................................   1,801,311        40.65
December 31, 1999...................................   2,464,325        47.92

    The options outstanding at December 31, 1999 have exercise prices ranging from $26.85 to $123.63 per share.

                                      OPTIONS OUTSTANDING                     OPTIONS EXERCISABLE
                        -----------------------------------------------   ----------------------------
                          NUMBER      WEIGHTED AVERAGE      WEIGHTED        NUMBER         WEIGHTED
    ACTUAL RANGE        OUTSTANDING      REMAINING          AVERAGE       OUTSTANDING      AVERAGE
 OF EXERCISE PRICES     AT 12/31/99   CONTRACTUAL LIFE   EXERCISE PRICE   AT 12/31/99   EXERCISE PRICE
---------------------   -----------   ----------------   --------------   -----------   --------------
   $  26.85-39.68        1,895,085          6.3              $ 37.53       1,530,704        $38.53
   $  42.31-62.19        1,450,333          8.0              $ 55.36         569,969        $54.77
   $  65.63-83.88        1,869,760          8.7              $ 72.40         363,652        $76.75
   $103.49-123.63           85,582          9.1              $113.56              --        $   --
                         ---------                                         ---------
                         5,300,760          7.6              $ 55.94       2,464,325        $47.92
                         =========                                         =========

STOCK PURCHASE PLAN

    On May 18, 1996, the Company's stockholders approved the Company's Employee Stock Purchase Plan (the "ESPP"). The ESPP allows eligible employees to purchase Common Stock at the lower of 85% of the market price of the stock at the beginning or end of each offering period. The aggregate amount of common stock that may be issued pursuant to the ESPP shall not exceed 400,000 shares, subject to

                         WELLPOINT HEALTH NETWORKS INC.

10.  COMMON STOCK (CONTINUED)
adjustment pursuant to the terms of the ESPP. During the years ended December 31, 1999, 1998 and 1997, approximately 93,400, 99,300 and 50,700 shares of common stock were purchased under the ESPP. Beginning in 1998, there are offering periods for the first half and second half of the year and accordingly, two purchase prices. For the year ended December 31, 1999, the purchase prices were $72.14 and $56.05 per share. For the year ended December 31, 1998, the purchase prices were $35.91 and $57.35 per share. For the year ended December 31, 1997, the purchase price totaled $29.22.

SFAS NO. 123 DISCLOSURE

    In accordance with the provisions of SFAS No. 123, the Company applies APB Opinion No. 25 and related interpretations in accounting for its stock option plans and, accordingly, does not recognize compensation cost. If the Company had elected to recognize the compensation cost based on the fair value of the options granted at grant date as prescribed by SFAS No. 123, net income and earnings per share for the years ended December 31, 1999, 1998 and 1997 would have been reduced to the pro forma amounts indicated in the table which follows:

                                                                1999       1998       1997
                                                              --------   --------   --------
                                                                   (IN MILLIONS, EXCEPT
                                                                    PER SHARE AMOUNTS)
Net income--as reported.....................................   $278.5     $231.3     $227.4
Net income--pro forma.......................................   $256.3     $218.6     $218.2
Earnings per share--as reported.............................   $ 4.22     $ 3.35     $ 3.30
Earnings per share--pro forma...............................   $ 3.88     $ 3.16     $ 3.17
Earnings per share assuming full dilution--as reported......   $ 4.10     $ 3.29     $ 3.27
Earnings per share assuming full dilution--pro forma........   $ 3.76     $ 3.11     $ 3.14

                                                        OFFICERS     EMPLOYEES
                                                       ----------   -----------
1999
ASSUMPTIONS
Expected dividend yield..............................      --           --
Risk-free interest rate..............................    5.02%         4.86%
Expected stock price volatility......................    38.00%       38.00%
Expected life of options.............................  four years   three years

                                                        OFFICERS     EMPLOYEES
                                                       ----------   -----------
1998
ASSUMPTIONS
Expected dividend yield..............................      --           --
Risk-free interest rate..............................    5.38%         5.35%
Expected stock price volatility......................    37.00%       37.00%
Expected life of options.............................  four years   three years

                         WELLPOINT HEALTH NETWORKS INC.

10.  COMMON STOCK (CONTINUED)

                                                        OFFICERS     EMPLOYEES
                                                       ----------   -----------
1997
ASSUMPTIONS
Expected dividend yield..............................      --           --
Risk-free interest rate..............................    6.26%         6.13%
Expected stock price volatility......................    37.00%       37.00%
Expected life of options.............................  five years   three years

    The above pro forma disclosures may not be representative of the effects on reported pro forma net income for future years. The weighted average fair value of options granted during 1999, 1998 and 1997 is $23.76, $18.72, $13.72 per share respectively.

TREASURY STOCK

    As of December 31, 1999, the Company was authorized to repurchase approximately 12.7 million shares of its common stock. A portion of this authorization was approved in anticipation of the pending Cerulean transaction in which Cerulean stockholders will receive cash and WellPoint Common Stock with an aggregate market value of $500 million. As of December 31, 1999, 7.8 million shares of common stock had been repurchased pursuant to this authorization.

11. DISCONTINUED OPERATIONS

    During 1998, the Company discontinued its workers' compensation business segment. On July 29, 1998, the Company entered into an agreement to sell its workers' compensation business to Fremont Indemnity Company ("Fremont") for approximately $110.0 million. The Company received proceeds of $101.4 million as of the closing date, representing the initial purchase price as defined in the agreement. The transaction closed on September 1, 1998. In the first quarter of 1999, the Company paid Fremont $6.7 million, representing the settlement of the sales price.

    Revenues for the workers' compensation segment totaled $24.0 million for the period beginning July 1, 1998, the measurement date, through the date of sale, and $94.6 million for the period beginning January 1, 1998 through the date of sale. Revenues totaled $184.2 million for the year ended December 31, 1997.

                         WELLPOINT HEALTH NETWORKS INC.

12. EARNINGS PER SHARE

    The following is an illustration of the dilutive effect of the Company's potential common stock on earnings per share ("EPS"). There were no antidilutive securities in any of the three periods presented.

                                                                 YEAR ENDED DECEMBER 31,
                                                              ------------------------------
                                                                1999       1998       1997
                                                              --------   --------   --------
BASIC EARNINGS PER SHARE CALCULATION:
NUMERATOR
Income from continuing operations before extraordinary gain
  and cumulative effect of accounting change................  $297,211   $319,548   $229,437
Loss from discontinued operations...........................        --    (88,268)    (2,028)
Extraordinary gain from early extinguishment of debt, net of
  tax.......................................................     1,891         --         --
Cumulative effect of accounting change, net of tax..........   (20,558)        --         --
                                                              --------   --------   --------
Net Income..................................................  $278,544   $231,280   $227,409
                                                              ========   ========   ========
DENOMINATOR
Weighted average shares outstanding.........................    66,070     69,099     68,811
                                                              ========   ========   ========
EARNINGS PER SHARE
Income from continuing operations before extraordinary gain
  and cumulative effect of accounting change................  $   4.50   $   4.63   $   3.33
Loss from discontinued operations...........................        --      (1.28)     (0.03)
Extraordinary gain from early extinguishment of debt, net of
  tax.......................................................      0.03         --         --
Cumulative effect of accounting change, net of tax..........     (0.31)        --         --
                                                              --------   --------   --------
Net Income..................................................  $   4.22   $   3.35   $   3.30
                                                              ========   ========   ========
EARNINGS PER SHARE ASSUMING FULL DILUTION CALCULATION:
NUMERATOR
Income from continuing operations before extraordinary gain
  and cumulative effect of accounting change................  $297,211   $319,548   $229,437
Interest expense on zero coupon convertible subordinated
  debentures, net of tax....................................       930         --         --
                                                              --------   --------   --------
Adjusted income from continuing operations before
  extraordinary gain and cumulative effect of accounting
  change....................................................   298,141    319,548    229,437
Loss from discontinued operations...........................        --    (88,268)    (2,028)
Extraordinary gain from early extinguishment of debt, net of
  tax.......................................................     1,891         --         --
Cumulative effect of accounting change, net of tax..........   (20,558)        --         --
                                                              --------   --------   --------
Adjusted Net Income.........................................  $279,474   $231,280   $227,409
                                                              ========   ========   ========
DENOMINATOR
Weighted average shares outstanding.........................    66,070     69,099     68,811
Net effect of dilutive stock options........................     1,077      1,160        651
Assumed conversion of zero coupon convertible subordinated
  debentures................................................       949         --         --
                                                              --------   --------   --------
Fully diluted weighted average shares outstanding...........    68,096     70,259     69,462
                                                              ========   ========   ========

                         WELLPOINT HEALTH NETWORKS INC.

12. EARNINGS PER SHARE (CONTINUED)

                                                                 YEAR ENDED DECEMBER 31,
                                                              ------------------------------
                                                                1999       1998       1997
                                                              --------   --------   --------
EARNINGS PER SHARE ASSUMING FULL DILUTION
Income from continuing operations before extraordinary gain
  and cumulative effect of accounting change................  $   4.38   $   4.55   $   3.30
Loss from discontinued operations...........................        --      (1.26)     (0.03)
Extraordinary gain from early extinguishment of debt, net of
  tax.......................................................      0.02         --         --
Cumulative effect of accounting change, net of tax..........     (0.30)        --         --
                                                              --------   --------   --------
Net Income..................................................  $   4.10   $   3.29   $   3.27
                                                              ========   ========   ========

13. LEASES

    Effective January 1, 1996, the Company entered into a new lease agreement for a 24-year period for its former corporate headquarters, expiring in December 2019, with two options to extend the term for up to two additional five-year terms. In addition to base rent, beginning in January 1997, the Company must pay a contingent amount based upon annual changes in the consumer price index. The Company paid $30 million to the owner of the building in connection with this lease agreement which is being amortized on a straight-line basis over the life of the new lease.

    The Company's other lease terms range from one to 20 years with certain options to renew. Certain lease agreements provide for escalation of payments which are based on fluctuations in certain published cost-of-living indices.

    Future minimum rental payments under operating leases utilized by the Company having initial or remaining noncancellable lease terms in excess of one year at December 31, 1999 are as follows:

YEAR ENDING DECEMBER 31,
------------------------                                      (IN THOUSANDS)
2000........................................................     $ 57,515
2001........................................................       53,592
2002........................................................       36,202
2003........................................................       24,157
2004........................................................       17,843
Thereafter..................................................      245,277
                                                                 --------
    Total payments required.................................     $434,586
                                                                 ========

    Rental expense for the years ended December 31, 1999, 1998 and 1997 for all operating leases was $41.8 million, $43.4 million and $33.3 million, respectively. Contingent rentals included in the above rental expense for the years ended December 31, 1999, 1998 and 1997 were $0.9 million, $0.6 million and $0.3 million, respectively.

                         WELLPOINT HEALTH NETWORKS INC.

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

       REVOLVING CREDIT FACILITY. The carrying amount for the revolving credit facility approximates fair value as the underlying instruments have variable interest rates at market value.

       CONVERTIBLE DEBT. The fair value for the convertible debt is based upon the last price paid by the Company to repurchase the debt. The carrying value is based on the face value adjusted for accretion of original issue discount.

       INTEREST RATE SWAPS. The fair value of the interest rate swaps is based on its quoted market prices by the financial institutions which are the counterparties to the swaps.

       FORWARD EXCHANGE CONTRACTS. The carrying value for forward exchange contracts represents the fair value of such contracts that exceed the fair value of the related foreign denominated bond position. The fair value of such contracts is determined by the counterparties to the contracts.

    The carrying amounts and estimated fair values of the Company's financial instruments as of December 31, 1999 are summarized below:

                                                        CARRYING    ESTIMATED
                                                         AMOUNT     FAIR VALUE
                                                       ----------   ----------
                                                           (IN THOUSANDS)
Cash and cash equivalents............................  $  505,014   $  505,014
Investment securities................................   2,645,372    2,645,372
Long-term investments................................     108,280      108,280
Revolving credit facility............................     200,000      200,000
Convertible debt.....................................     147,884      136,795
Interest rate swaps..................................        (562)      (1,134)
Forward exchange contracts...........................       2,793        2,793

15. HEDGING ACTIVITIES

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

                         WELLPOINT HEALTH NETWORKS INC.

15. HEDGING ACTIVITIES (CONTINUED)

    INTEREST RATE SWAP AGREEMENTS: In 1996, the Company entered into three interest rate swap agreements to reduce the impact of changes in interest rates on its floating rate debt under its revolving credit facility. During 1999, the Company's 6.45%, $100.0 million fixed interest rate swap agreement matured. In addition, on September 22 and October 1, 1999, the Company entered into partial termination agreements to reduce the notional amount of the Company's 7.05%, $150.0 million swap agreement to $50.0 million. All of the remaining terms and conditions of the swap agreement remained unchanged, with the exception of the fixed interest rate which was revised to 7.06%. The swap agreements are contracts to exchange variable-rate (weighted average rate for 1999 of 5.4%) for fixed-rate interest payments (weighted average rate for 1999 of 6.3%) without the exchange of the underlying notional amounts. The agreements mature at various dates through 2006. In 1999, the Company entered into an additional interest rate swap agreement with a notional amount of $100.0 million to exchange three month LIBOR (the index associated with the aforementioned swap) for one month LIBOR (the index associated with the Company's revolving credit facility), in order to hedge against rising interest rates at the end of the year. This agreement matured February 28, 2000.

    The notional amounts of the interest rate swap agreements are used to measure interest to be paid and do not represent the amount of exposure to credit loss. For interest rate instruments that effectively hedge interest rate exposures, the net cash amounts paid on the agreements are accrued and recognized as an adjustment to interest expense. If an agreement no longer qualifies as a hedge instrument, then it is marked to market and carried on the balance sheet at fair value. As of December 31, 1999, no such condition existed. For the year ended December 31, 1998, the Company recognized a charge of $4.5 million for the market value decrease on the interest rate swap agreements not serving as a hedge.

    As of December 31, 1999 the Company had the following interest rate swap agreements in effect (notional amount in thousands):

NOTIONAL AMOUNT      STRIKE RATE        EXPIRATION DATE
---------------   ------------------   -----------------
   $150,000            6.99%           October 17, 2003
   $ 50,000            7.06%           October 17, 2006
   $100,000       One Month LIBOR      February 28, 2000

    FOREIGN EXCHANGE CONTRACTS: As part of the Company's investment strategy to diversify and obtain a higher rate of return on its investment portfolio, the Company has invested in certain fixed maturity securities denominated in foreign currencies. In order to mitigate the foreign currency risk, the Company has entered into two types of foreign currency derivative instruments. The first type of instrument is a forward exchange contract which is entered into to hedge the currency risk of a foreign currency investment transaction between the trade date and the settlement date. Gains and losses related to such instruments are recognized in the Company's income statement. The Company recognized a loss of $1.9 million and a gain of $0.5 million from such hedging activities for the years ended December 31, 1999 and 1998, respectively. No such hedging activity occurred during the year ended December 31, 1997.

    The Company has also entered into foreign currency contracts for each of the fixed maturity securities owned as of December 31, 1999 to hedge asset positions denominated in other currencies. As of

                         WELLPOINT HEALTH NETWORKS INC.

15. HEDGING ACTIVITIES (CONTINUED)
December 31, 1999, the Company had the following foreign currency contracts in effect (notional amount in thousands of U. S. dollars):

                                                            NOTIONAL AMOUNT       SETTLEMENT DATE
                                                          -------------------   -------------------
CURRENCY                                                    BUY        SELL       BUY        SELL
--------                                                  --------   --------   --------   --------
Australian dollar.......................................             $ 7,263               05/08/00
Danish kroner...........................................             $ 6,585               02/23/00
Japanese yen............................................             $ 3,478               03/08/00
Euro dollar.............................................   $1,104    $20,412    02/07/00   02/07/00
Euro dollar.............................................             $15,340               02/25/00
Euro dollar.............................................             $14,422               03/15/00
Euro dollar.............................................             $11,486               04/06/00

    The unrealized gains and losses from effective forward exchange contracts are reflected in other comprehensive income. As of December 31, 1999, the unrealized gains arising from the above forward exchange contracts amounted to $1.5 million. As of December 31, 1998, the unrealized losses arising from the above forward exchange contracts amounted to $1.7 million. The unrealized gains and losses from ineffective foreign currency contracts are reflected in the Company's income statement. For the years ended December 31, 1999 and 1998, the Company recognized gains from such hedging activities of $0.3 million and $2.7 million, respectively. No such hedging activity occurred during the years ended December 31, 1997.

16.  CONTINGENCIES

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

17.  NONRECURRING COSTS

    The Company recorded $14.5 million of nonrecurring costs for the year ended December 31, 1997, of which $8.0 million recorded in the second quarter of 1997 related primarily to the write-down related to

                         WELLPOINT HEALTH NETWORKS INC.

17.  NONRECURRING COSTS (CONTINUED)
the Company's dental practice management operations and discontinuance of the Company's medical practice management operations in Santa Barbara and San Luis Obispo. In addition, $6.5 million incurred in the first quarter of 1997 consisted of severance and retention payments associated with the GBO acquisition.

18.  REGULATORY REQUIREMENTS

    Certain of the Company's regulated subsidiaries must comply with certain minimum capital or tangible net equity requirements in each of the states in which they operate. As of December 31, 1999, the Company and its regulated subsidiaries were in compliance with these requirements.

    The ability of the Company's licensed insurance company subsidiaries to pay dividends is limited by the Departments of Insurance in their respective states of domicile. Generally, dividends in any 12-month period are limited to the greater of the prior year's statutory net income or 10% of statutory surplus. Larger dividends, classified as extraordinary, require a special request of the respective Departments of Insurance. The maximum dividend payable in 2000 without prior approval by WellPoint's licensed insurance company subsidiaries is estimated to be $86.3 million.

19.  FISCAL INTERMEDIARY FUNCTION

    Under an agreement with the BCBSA, the Company has contracted to administer Part A of Title XVIII of the Social Security Act (Medicare) in certain regions or for certain health care providers. The agreement is renewable annually unless terminated by the parties involved. As fiscal intermediary under the agreement, the Company makes disbursements to providers for medical care from funds provided by the Federal Government and is reimbursed for these expenses incurred under the agreement. The Company disbursed approximately $8.8 billion, $8.5 billion and $8.4 billion and received administrative fees of approximately $40.7 million, $34.3 million and $29.9 million for the years ended December 31, 1999, 1998 and 1997, respectively. The reimbursement is treated as a direct recovery of general and administrative expenses.

20.  BUSINESS SEGMENT INFORMATION

    Effective April 1, 1999, the Company effected a modification of its internal business operations. As a result of this modification, the Company has two reportable segments: the Large Employer Group business segment and the Individual and Small Employer Group business segment. The Large Employer Group and Individual and Small Employer Group segments both provide a broad spectrum of network-based health plans, including HMOs, PPOs, POS plans, other hybrid plans and traditional indemnity products to large and small employers and individuals. Included in Corporate and Other is the Company's Senior business and Specialty business.

    The Company's management identified its reportable segments based upon the following factors: (1) The Company's organizational structure contains Senior Executives that oversee each of these segments, (2) The Company's Chief Operating Decision Maker (Chief Executive Officer) reviews the results of operations for each of the following segments and holds each Division President accountable for results, and (3) A Division President's overall compensation is based upon the related segment's results.

                         WELLPOINT HEALTH NETWORKS INC.

20.  BUSINESS SEGMENT INFORMATION (CONTINUED)
    The accounting policies of the segments are the same as those described in the summary of significant accounting policies and are consistent with generally accepted accounting principles with the exception of the exclusion of allocated corporate overhead to the reportable segments.

    The following tables present segment information for the Large Employer Group and Individual and Small Employer Group for the years ended December 31, 1999, 1998 and 1997:

1999

                                                LARGE       INDIVIDUAL &
                                               EMPLOYER    SMALL EMPLOYER   CORPORATE &
                                                GROUP          GROUP           OTHER       CONSOLIDATED
                                              ----------   --------------   ------------   ------------
                                                                   (IN THOUSANDS)
Premium revenue.............................  $3,889,032     $2,551,961      $  455,864     $6,896,857
Management services revenue.................     367,060          4,579          57,697        429,336
                                              ----------     ----------      ----------     ----------
Total revenue from external customers.......   4,256,092      2,556,540         513,561      7,326,193
Intercompany revenues.......................      19,941          2,500         (22,441)            --
Investment income...........................      98,410         53,627           7,197        159,234
Interest expense............................      20,949            278          (1,049)        20,178
Depreciation and amortization expense.......      36,829         14,641          13,328         64,798
Income tax expense (benefit)................     145,973        105,347         (61,210)       190,110
Extraordinary gain / cumulative effect......     (12,328)        (7,685)          1,346        (18,667)
Segment net income (loss)...................  $  167,435     $  134,828      $  (23,719)    $  278,544
                                              ==========     ==========      ==========     ==========
Segment Assets..............................  $2,300,056     $  998,060      $1,295,118     $4,593,234
                                              ==========     ==========      ==========     ==========

1998

                                                LARGE       INDIVIDUAL &
                                               EMPLOYER    SMALL EMPLOYER   CORPORATE &
                                                GROUP          GROUP           OTHER      CONSOLIDATED
                                              ----------   --------------   -----------   ------------
                                                                   (IN THOUSANDS)
Premium revenue.............................  $3,467,742     $2,114,094     $  352,976     $5,934,812
Management services revenue.................     388,301          4,627         41,032        433,960
                                              ----------     ----------     ----------     ----------
Total revenue from external customers.......   3,856,043      2,118,721        394,008      6,368,772
Intercompany revenues.......................      13,922             --        (13,922)            --
Investment income...........................      91,284         43,281        (24,987)       109,578
Interest expense............................      26,471            351             81         26,903
Depreciation and amortization expense.......      34,773         11,511         10,397         56,681
Income tax expense (benefit)................     118,915         87,517       (133,994)        72,438
Loss from discontinued operations...........     (44,526)       (39,827)        (3,915)       (88,268)
Segment net income (loss)...................  $  138,514     $   91,249     $    1,517     $  231,280
                                              ==========     ==========     ==========     ==========
Segment Assets..............................  $2,299,178     $  783,505     $1,143,151     $4,225,834
                                              ==========     ==========     ==========     ==========

                         WELLPOINT HEALTH NETWORKS INC.

20.  BUSINESS SEGMENT INFORMATION (CONTINUED)

1997

                                                   LARGE       INDIVIDUAL &    CORPORATE
                                                  EMPLOYER    SMALL EMPLOYER       &
                                                   GROUP          GROUP          OTHER      CONSOLIDATED
                                                 ----------   --------------   ----------   ------------
                                                                     (IN THOUSANDS)
Premium revenue................................  $2,999,422     $1,785,096     $  284,429    $5,068,947
Management services revenue....................     327,753          3,613         45,772       377,138
                                                 ----------     ----------     ----------    ----------
Total revenue from external customers..........   3,327,175      1,788,709        330,201     5,446,085
Intercompany revenues..........................      39,510             --        (39,510)           --
Investment income..............................      85,602         38,124         72,427       196,153
Interest expense...............................      35,033            379          1,246        36,658
Depreciation and amortization expense..........      31,408          9,975          9,227        50,610
Income tax expense (benefit)...................      99,167         78,238        (20,488)      156,917
Loss from discontinued operations..............     (13,276)         2,673          8,575        (2,028)
Segment net income (loss)......................  $  131,408     $  107,858     $  (11,857)   $  227,409
                                                 ==========     ==========     ==========    ==========
Segment Assets.................................  $2,397,814     $  777,029     $1,059,281    $4,234,124
                                                 ==========     ==========     ==========    ==========

RECONCILIATIONS

                                                                          DECEMBER 31,
                                                              ------------------------------------
                                                                 1999         1998         1997
                                                              ----------   ----------   ----------
                                                                         (IN THOUSANDS)
Total assets for reportable segments........................  $3,298,116   $3,082,683   $3,174,843
Corporate and other assets..................................   1,295,118    1,143,151      860,869
Goodwill not allocated to segments (corporate)..............          --           --      198,412
                                                              ----------   ----------   ----------
  Consolidated total........................................  $4,593,234   $4,225,834   $4,234,124
                                                              ==========   ==========   ==========

21.  COMPREHENSIVE INCOME

   The following summarizes comprehensive income reclassification adjustments included in the statements of changes in stockholders' equity:

                                                                 YEAR ENDED DECEMBER 31,
                                                              ------------------------------
                                                                1999       1998       1997
                                                              --------   --------   --------
                                                                      (IN THOUSANDS)
Holding gain (loss) on investment securities arising during
  the period (net of tax benefit of $6,295 and tax expense
  of $24,218 and tax benefit of $20,581, respectively)......  $ (9,847)  $35,579    $(30,236)
Holding loss related to foreign exchange transactions (net
  of tax benefit of $1,013).................................    (1,584)       --          --
Add:
Reclassification adjustment for realized gains (losses) on
  investment securities (net of tax benefit of $10,442,
  $14,237, and tax expense of $23,942, respectively)........   (16,332)  (20,916)     35,174
Reclassification adjustment related to foreign exchange
  gains on investment securities (net of tax expense of
  $1,160)...................................................     1,815        --          --
                                                              --------   -------    --------
Net gain (loss) recognized in other comprehensive income
  (net of tax benefit of $16,590 and tax expense of $9,981
  and $3,361, respectively).................................  $(25,948)  $14,663    $  4,938
                                                              ========   =======    ========

                         WELLPOINT HEALTH NETWORKS INC.

22.  PENDING TRANSACTIONS

   On July 9, 1998, the Company entered into an Agreement and Plan of Merger (the "Merger Agreement") by and among the Company, Cerulean Companies, Inc. ("Cerulean") and Water Polo Acquisition Corp., a wholly owned subsidiary of the Company (the "Merger Sub"). Pursuant to the Merger Agreement, Cerulean will merge with and into Merger Sub (the "Merger"). Cerulean is the parent company of Blue Cross and Blue Shield of Georgia, Inc., which served approximately
1.7 million persons in the State of Georgia as of December 31, 1999. At the effective time of the Merger, the shareholders of Cerulean will receive WellPoint Common Stock with a market value of $500.0 million (subject to certain adjustments). Certain shareholders of Cerulean will have the option to receive cash in lieu of WellPoint Common Stock in the Merger, subject to a maximum aggregate limit of $225.0 million. The transaction is intended to qualify as a tax-free reorganization for Cerulean shareholders that elect to receive WellPoint Common Stock. On June 25, 1999, the shareholders of Cerulean approved the plan of merger with the Company. In order to complete the transaction, the Company must obtain the approval of the Georgia Department of Insurance after a public hearing

23.  EXTRAORDINARY GAIN

    On October 6, 1999, the Board of Directors authorized the repurchase of some or all of the Company's Debentures for cash. During the year ended December 31, 1999, the Company repurchased $81.0 million aggregate principal amount at maturity of the Company's Debentures at a total purchase price of $49.8 million. This repurchase resulted in an extraordinary gain of $1.9 million, or $0.02 per share assuming full dilution, net of tax expense totaling $1.2 million.

24.  SUBSEQUENT EVENT (UNAUDITED)

    On March 1, 2000, the Company completed its acquisition of Rush Prudential Health Plans ("Rush Prudential"). Rush Prudential offers a broad array of products and services ranging from HMO products to traditional PPO products. The acquisition has more than doubled the Company's current Illinois medical membership to nearly 600,000 members. The transaction, which was financed with cash, is valued at approximately $200 million, subject to certain post-closing adjustments. The acquisition will be accounted for under the purchase method of accounting.