Form 10-Q
period 2000-03-31
WELLPOINT HEALTH NETWORKS INC /DE/
filed 2000-05-15
CIK 1013220

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q
              (Mark One)

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2000

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

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

          TITLE OF EACH CLASS                       OUTSTANDING AT MAY 12, 2000
          -------------------                       ---------------------------
     Common Stock, $0.0l par value                      62,078,838 shares

                         WELLPOINT HEALTH NETWORKS INC.
       QUARTERLY REPORT ON FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2000
                                TABLE OF CONTENTS


                                                                                                        PAGE
                                                                                                        ----
PART I.  FINANCIAL INFORMATION

    ITEM 1.       Financial Statements

                  Consolidated Balance Sheets as of March 31, 2000 and
                       December 31, 1999.................................................................. 1

                  Consolidated Income Statements for the Three Months
                       Ended March 31, 2000 and 1999...................................................... 2

                  Consolidated Statement of Changes in Stockholders' Equity
                       for the Three Months Ended March 31, 2000.......................................... 3

                  Consolidated Statements of Cash Flows for the
                       Three Months Ended March 31, 2000 and 1999......................................... 4

                  Notes to Consolidated Financial Statements.............................................. 5

    ITEM 2.       Management's Discussion and Analysis of
                       Financial Condition and Results of Operations..................................... 11

PART II.  OTHER INFORMATION

    ITEM 6.       Exhibits and Reports on Form 8-K....................................................... 24

SIGNATURES................................................................................................26

ITEM 1.          FINANCIAL STATEMENTS

                          WELLPOINT HEALTH NETWORKS INC.
                            Consolidated Balance Sheets


(IN THOUSANDS, EXCEPT SHARE DATA)                                                        MARCH 31,               DECEMBER 31,
                                                                                            2000                     1999
                                                                                    --------------------     ---------------------
                                                                                        (Unaudited)
ASSETS
Current Assets:
      Cash and cash equivalents                                                               $ 391,087                 $ 505,014
      Investment securities, at market value                                                  2,907,994                 2,645,372
      Receivables, net                                                                          601,841                   513,079
      Deferred tax assets                                                                        84,308                    92,774
      Other current assets                                                                       59,656                    59,725
                                                                                    --------------------     ---------------------
           Total Current assets                                                               4,044,886                 3,815,964
Property and equipment, net                                                                     137,100                   125,917
Intangible assets, net                                                                           94,482                    96,298
Goodwill, net                                                                                   491,322                   307,647
Long-term investments, at market value                                                          107,810                   108,280
Deferred tax assets                                                                              84,063                    84,063
Other non-current assets                                                                         54,756                    55,065
                                                                                    --------------------     ---------------------
                 Total Assets                                                               $ 5,014,419               $ 4,593,234
                                                                                    ====================     =====================

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
      Medical claims payable                                                                $ 1,276,140               $ 1,142,183
      Reserves for future policy benefits                                                        60,134                    57,435
      Unearned premiums                                                                         265,561                   230,407
      Accounts payable and accrued expenses                                                     458,178                   440,412
      Experience rated and other refunds                                                        218,302                   223,066
      Income taxes payable                                                                       86,730                    84,026
      Other current liabilities                                                                 461,879                   349,757
                                                                                    --------------------     ---------------------
           Total Current Liabilities                                                          2,826,924                 2,527,286
Accrued postretirement benefits                                                                  69,842                    68,903
Reserves for future policy benefits, not-current                                                280,677                   291,626
Long-term debt                                                                                  498,623                   347,884
Other non-current liabilities                                                                    43,849                    44,835
                                                                                    --------------------     ---------------------
           Total Liabilities                                                                  3,719,915                 3,280,534
Stockholders' Equity:
      Preferred Stock - $0.01 par value, 50,000,000 shares
           authorized, non issued and outstanding                                                     -                         -
      Common Stock - $.0.01 par value, 300,000,000 shares authorized, 71,390,971 issued at March 31, 2000 and
           December 31, 1999                                                                        714                       714
      Treasury stock, at cost, 9,369,890 and 7,764,668 shares
           at March 31, 2000 and December 31, 1999, respectively                               (586,358)                 (481,331)
      Additional paid-in capital                                                                958,658                   955,016
      Retained earnings                                                                         925,522                   854,642
      Accumulated other comprehensive income                                                     (4,032)                  (16,341)
                                                                                    --------------------     ---------------------
           Total Stockholders' Equity                                                         1,294,504                 1,312,700
                                                                                    --------------------     ---------------------
                 Total Liabilities and Stockholders' Equity                                 $ 5,014,419               $ 4,593,234
                                                                                    ====================     =====================

        See the accompanying notes to the consolidated financial statements

                         WELLPOINT HEALTH NETWORKS INC.
                         Consolidated Income Statements
                                   (Unaudited)


(IN THOUSANDS, EXCEPT EARNINGS PER SHARE)                                                    THREE MONTHS ENDED MARCH 31,
                                                                                    ----------------------------------------------
                                                                                            2000                      1999
                                                                                    ---------------------     --------------------
Revenues:
      Premium revenue                                                                        $ 1,990,429              $ 1,616,729
      Management services revenue                                                                110,424                  114,438
      Investment income                                                                           44,393                   40,078
                                                                                    ---------------------     --------------------
                                                                                               2,145,246                1,771,245
Operating Expenses:
      Health care services and other benefits                                                  1,611,590                1,308,580
      Selling expense                                                                             92,353                   76,767
      General and administrative expense                                                         297,357                  255,142
                                                                                    ---------------------     --------------------
                                                                                               2,001,300                1,640,489
                                                                                    ---------------------     --------------------
Operating Income                                                                                 143,946                  130,756
      Interest expense                                                                             5,524                    6,100
      Other expense, net                                                                           7,807                    8,085
                                                                                    ---------------------     --------------------
Income before Provision for Income Taxes and Cumulative
      Effect of Accounting Change                                                                130,615                  116,571
      Provision for income taxes                                                                  50,971                   45,461
                                                                                    ---------------------     --------------------
Income before Cumulative Effect of Accounting Change                                              79,644                   71,110
Cumulative Effect of Accounting Change, net of tax                                                     -                  (20,558)
                                                                                    ---------------------     --------------------
Net Income                                                                                      $ 79,644                 $ 50,552
                                                                                    =====================     ====================

Earnings Per Share
      Income before Cumulative Effect of Accounting Change                                        $ 1.27                   $ 1.06
      Cumulative Effect of Accounting Change, net of tax                                               -                    (0.31)
                                                                                    ---------------------     --------------------
      Net Income                                                                                  $ 1.27                   $ 0.75
                                                                                    =====================     ====================

Earnings Per Share Assuming Full Dilution
      Income before Cumulative Effect of Accounting Change                                        $ 1.23                   $ 1.04
      Cumulative Effect of Accounting Change, net of tax                                               -                    (0.30)
                                                                                    ---------------------     --------------------
      Net Income                                                                                  $ 1.23                   $ 0.74
                                                                                    =====================     ====================





        See the accompanying notes to the consolidated financial statements
                                        2

                         WELLPOINT HEALTH NETWORKS INC.
            Consolidated Statement of Changes in Stockholders' Equity
                                   (Unaudited)


(IN THOUSANDS)
                                                                                           COMMON STOCK
                                                                  ----------------------------------------------------------------
                                                                                ISSUED                      IN TREASURY
                                                    PREFERRED     ----------------------------------------------------------------
                                                      STOCK           SHARES          AMOUNT          SHARES          AMOUNT
                                                  --------------- --------------- --------------- --------------- ----------------
Balance as of December 31, 1999                   $            -          71,391  $          714  $        7,765  $      (481,331)

Stock grants to employees and directors                                        -                              (4)             259
Stock issued for employee stock option
 and stock purchase plans                                                      -                            (271)          16,910
Stock repurchased, at cost                                                     -                           1,880         (122,196)
Net losses from treasury stock reissued
Comprehensive income
      Net income
      Other comprehensive income, net of tax
           Change in unrealized valuation
            adjustment on investment securities,
            net of reclassification adjustment
           Foreign currency adjustments, net of
            tax

Total comprehensive income


                                                  --------------- --------------- --------------- --------------- ----------------
Balance as of March 31, 2000                      $            -  $       71,391  $          714  $        9,370  $      (586,358)
                                                  =============== =============== =============== =============== ================

(IN THOUSANDS)
                                                                                      ACCUMULATED
                                                    ADDITIONAL                          OTHER
                                                     PAID - IN        RETAINED       COMPREHENSIVE
                                                      CAPITAL         EARNINGS          INCOME            TOTAL
                                                   --------------- ---------------  ---------------- ----------------
Balance as of December 31, 1999                    $      955,016  $      854,642   $       (16,341) $     1,312,700

Stock grants to employees and directors                                                                          259
Stock issued for employee stock option
 and stock purchase plans                                   3,642                                             20,552
Stock repurchased, at cost                                                                                  (122,196)
Net losses from treasury stock reissued                                    (8,764)                            (8,764)
Comprehensive income
      Net income                                                           79,644                             79,644
      Other comprehensive income, net of tax
           Change in unrealized valuation
            adjustment on investment securities,
            net of reclassification adjustment                                               13,092           13,092
           Foreign currency adjustments, net of
            tax                                                                                (783)            (783)
                                                                   ---------------  ---------------- ----------------
Total comprehensive income                                                 79,644            12,309           91,953
                                                                   ---------------  ---------------- ----------------

                                                   --------------- ---------------  ---------------- ----------------
Balance as of March 31, 2000                             $958,658        $925,522          $ (4,032)     $ 1,294,504
                                                   =============== ===============  ================ ================





    See the accompanying notes to the consolidated financial statements

                         WELLPOINT HEALTH NETWORKS INC.
                      Consolidated Statements of Cash Flows
                                   (Unaudited)

(IN THOUSANDS)                                                                             THREE MONTHS ENDED MARCH 31,
                                                                                  -----------------------------------------------
                                                                                          2000                      1999
                                                                                  ---------------------     ---------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
      Income before cumulative effect of accounting change                                    $ 79,644                  $ 71,110
      Adjustments to reconcile income before cumulative effect of accounting change to net cash provided by operating activities:
           Depreciation and amortization, net of accretion                                      16,928                    21,862
           Losses on sales of assets, net                                                        2,847                     2,192
           Amortization of deferred gain on sale of building                                    (1,107)                   (1,107)
           Accretion of interest on zero coupon subordinated debentures                            739                         -
           (Increase) decrease in certain assets:
              Receivables, net                                                                 (70,815)                  (91,196)
              Income taxes recoverable                                                               -                    38,573
              Other current assets                                                                 571                    (9,629)
              Other non-current assets                                                             309                       308
           Increase (decrease) in certain liabilities:
              Medical claims payable                                                            69,299                    52,810
              Reserves for future policy benefits                                               (8,250)                   (7,457)
              Unearned premiums                                                                 34,901                       (64)
              Accounts payable and accrued expenses                                              4,606                     9,613
              Experience rated and other refunds                                                (4,764)                  (19,243)
              Income taxes payable                                                              14,680                         -
              Other current liabilities                                                          8,189                    34,656
              Accrued postretirement benefits                                                      939                     1,275
              Other non-current liabilities                                                        121                      (450)
                                                                                  ---------------------     ---------------------
                 Net cash provided by operating activities                                     148,837                   103,253
                                                                                  ---------------------     ---------------------
CASH FLOWS FROM INVESTING ACTIVITIES:
      Investments purchased                                                                 (1,609,241)                 (762,259)
      Proceeds from investments sold and matured                                             1,457,426                   616,280
      Property and equipment purchased                                                          (9,764)                  (11,025)
      Proceeds form property and equipment sold                                                  1,822                       258
      Settlement of sales price for sale of Workers' Compensation business                           -                    (8,537)
      Purchase of subsidiary, net of cash acquired                                            (142,858)                        -
                                                                                  ---------------------     ---------------------
                 Net cash used in investing activities                                        (302,615)                 (165,283)
                                                                                  ---------------------     ---------------------
CASH FLOWS FROM FINANCING ACTIVITIES:
      Proceeds from long-term debt                                                             150,000                         -
      Proceeds from issuance of common stock                                                    12,047                    16,340
      Common stock repurchased                                                                (122,196)                        -
                                                                                  ---------------------     ---------------------
                 Net cash provided by financing activities                                      39,851                    16,340
                                                                                  ---------------------     ---------------------
Net decrease in cash and cash equivalents                                                     (113,927)                  (45,690)
Cash and cash equivalents at beginning of period                                               505,014                   410,875
                                                                                  ---------------------     ---------------------
Cash and cash equivalents at end of period                                                   $ 391,087                 $ 365,185
                                                                                  =====================     =====================

      See the accompanying notes to the consolidated financial statements
                                        4

                         WELLPOINT HEALTH NETWORKS INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

1.   ORGANIZATION

WellPoint Health Networks Inc. (the "Company" or "WellPoint") is one of the nation's largest publicly traded managed health care companies. As of March 31, 2000, WellPoint had approximately 7.5 million medical members and approximately
31.4 million specialty members. The Company offers a broad spectrum of network-based managed care plans. WellPoint provides these plans to the large and small employer, individual and senior markets. The Company's managed care plans include preferred provider organizations ("PPOs"), health maintenance organizations ("HMOs"), point-of-service ("POS") plans, other hybrid medical plans and traditional indemnity plans. In addition, the Company offers managed care services, including underwriting, actuarial services, network access, medical cost management and claims processing. The Company offers a continuum of managed health care plans while providing incentives to members and employers to select more intensively managed plans. The Company also provides a broad array of specialty and other products and services, including pharmacy, dental, utilization management, life insurance, preventive care, disability, behavioral health, COBRA and flexible benefits account administration.

2.   BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements of WellPoint, in the opinion of management, reflect all material adjustments (which are of a normal recurring nature) necessary for the fair presentation of its financial position as of March 31, 2000, the results of its operations and cash flows for the quarter ended March 31, 2000 and 1999 and its changes in stockholders' equity for the quarter ended March 31, 2000. The results of operations for the interim periods presented are not necessarily indicative of the operating results for the full year.

3.   ACQUISITION OF RUSH PRUDENTIAL

On March 1, 2000, the Company completed its acquisition of Rush Prudential Health Plans ("Rush Prudential"). Rush Prudential offers a broad array of products and services ranging from HMO products to traditional PPO products. The acquisition has more than doubled the Company's current Illinois medical membership to nearly 600,000 members. The transaction, which was financed with both cash from operations and debt from the Company's existing revolving credit facility, is valued at approximately $200 million, subject to certain post-closing adjustments. This acquisition was accounted for under the purchase method of accounting. Cash of $106.1 million and debt totaling $100.0 million were used to purchase net assets with a fair value of approximately $16.5 million, resulting in goodwill totaling $189.6 million.

                         WELLPOINT HEALTH NETWORKS INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

3.       ACQUISITION OF RUSH PRUDENTIAL, CONTINUED

In accordance with the requirements of APB Opinion No. 16, "Business Combinations," the following unaudited pro forma summary presents the results of operations of WellPoint as if the acquisition of Rush Prudential had occurred as of the beginning of each period presented. The pro forma adjustments include the results of operations for the period prior to the acquisition, interest expense on long-term debt incurred to fund the acquisition, amortization of intangible assets, and the related income tax effect from the beginning of each period presented through the effective date of the acquisition. The pro forma financial information is presented for informational purposes only and may not be indicative of the results of operations as they would have been if the Company had been a single entity during the three months ended March 31, 2000 and 1999, nor is it necessarily indicative of the results of operations which may occur in the future. Pro forma earnings per share assuming full dilution is calculated based on 65.1 million and 68.6 million shares outstanding for the quarter ended March 31, 2000 and March 31, 1999, respectively.


(Dollars in thousands except per share data)                                     QUARTER ENDED MARCH 31,
                                                                         ------------------------------------
                                                                               2000               1999
                                                                         -----------------  -----------------
Revenues                                                                 $      2,222,799   $     1,896,402
Income before Cumulative Effect of Accounting Change                     $         79,356   $        70,152
Net Income                                                               $         79,356   $        49,594

Earnings Per Share Assuming Full Dilution
  Income before Cumulative Effect of Accounting Change                   $           1.22   $          1.02
  Net Income                                                             $           1.22   $          0.72

4.       DISCONTINUATION OF MEDICARE FISCAL INTERMEDIARY ACTIVITIES

On May 3, 2000, the Company's wholly owned subsidiary Blue Cross of California ("BCC") announced that BCC would no longer participate as a Medicare fiscal intermediary, effective December 1, 2000. BCC served as the contractor for processing Medicare Part A (hospital) claims in California, Nevada and Hawaii, and home health and hospice claims for providers and Medicare beneficiaries in California, Nevada, Hawaii, Arizona, Oregon, Idaho, Washington and Alaska. This action does not affect the Company's offering of Medicare risk HMO and Medicare supplement products.

                         WELLPOINT HEALTH NETWORKS INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

5.       EARNINGS PER SHARE

The following is an illustration of the dilutive effect of the Company's potential common stock on earnings per share ("EPS"). There were no antidilutive securities in any of the periods presented.


(In thousands except per share data)                                          THREE MONTHS ENDED
                                                                                  MARCH 31,
                                                                           ------------------------
                                                                              2000         1999
                                                                           -----------  -----------
BASIC EARNINGS PER SHARE CALCULATION:
NUMERATOR
Income before cumulative effect of accounting change                          $79,644      $71,110
Cumulative effect of accounting change, net of tax                                  -     (20,558)
                                                                           -----------  -----------
Net Income                                                                    $79,644      $50,552
                                                                           ===========  ===========

DENOMINATOR
Weighted average shares outstanding                                            62,844       67,259
                                                                           ===========  ===========

EARNINGS PER SHARE
Income before cumulative effect of accounting change                           $ 1.27       $ 1.06
Cumulative effect of accounting change, net of tax                                  -       (0.31)
                                                                           -----------  -----------
Net Income                                                                     $ 1.27       $ 0.75
                                                                           ===========  ===========

EARNINGS PER SHARE ASSUMING FULL DILUTION CALCULATION:
NUMERATOR
Income before cumulative effect of accounting change                          $79,644      $71,110
Interest expense on zero coupon convertible
  subordinated debentures, net of tax                                             470            -
                                                                           -----------  -----------
Adjusted income before cumulative effect of accounting change                  80,114       71,110
Cumulative effect of accounting change, net of tax                                  -     (20,558)
                                                                           -----------  -----------
Adjusted Net Income                                                           $80,114      $50,552
                                                                           ===========  ===========

DENOMINATOR
Weighted average shares outstanding                                            62,844       67,259
Net effect of dilutive stock options                                              774        1,302
Assumed conversion of zero coupon convertible
  subordinated debentures                                                       1,481            -
                                                                           -----------  -----------
Fully diluted weighted average shares outstanding                              65,099       68,561
                                                                           ===========  ===========

EARNINGS PER SHARE ASSUMING FULL DILUTION
Income before cumulative effect of accounting change                           $ 1.23       $ 1.04
Cumulative effect of accounting change, net of tax                                  -       (0.30)
                                                                           -----------  -----------
Net Income                                                                     $ 1.23       $ 0.74
                                                                           ===========  ===========

                         WELLPOINT HEALTH NETWORKS INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

6.       COMPREHENSIVE INCOME

The following summarizes comprehensive income reclassification adjustments for the quarter ended March 31, 2000, included in the statement of changes in stockholders' equity:

                                                                             MARCH 31,
(In thousands)                                                                  2000
                                                                           ---------------
Holding gain on investment securities arising during the period
 (net of tax expense of $10,235)                                               $  16,008
Holding loss related to foreign exchange transactions
 (net of tax benefit of $753)                                                     (1,178)
Add:
  Reclassification adjustment for realized loss on investment securities
   (net of tax benefit of $1,865)                                                 (2,916)

  Reclassification adjustment  related to foreign exchange gain on
   investment securities (net of tax expense of $253)                                 395
                                                                           ---------------

Net gain recognized in other comprehensive income
 (net of tax expense of $7,870)                                                 $  12,309
                                                                           ===============

7.       NEW PRONOUNCEMENTS

In June 1998, the Financial Accounting Standards Board (the "FASB") issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS No. 133"). SFAS No. 133 establishes the accounting and reporting standards for derivative instruments and for hedging activities. Upon adoption of SFAS No. 133, all derivatives must be recognized on the balance sheet at their then fair value. Any deferred gains and losses remaining on the balance sheet under previous hedge-accounting rules must be removed from the balance sheet and all hedging relationships must be designated anew and documented pursuant to the new accounting. The new standard will be effective in the first quarter of 2001. The Company is presently assessing the presentation and effect of SFAS No. 133 on the financial statements of the Company.

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

9.       BUSINESS SEGMENT INFORMATION

The Company has two reportable segments: the Large Employer Group business segment and the Individual and Small Employer Group business segment. The Large Employer Group and Individual and Small Employer Group segments provide a broad spectrum of network-based health plans, including HMOs, PPOs, POS plans, other hybrid plans and traditional indemnity products to large and small employers and individuals. The Company's senior and specialty businesses are included in the Corporate and Other segment.

The following tables present segment information for the Large Employer Group and Individual and Small Employer Group for the quarters ended March 31, 2000 and 1999, respectively.

QUARTER ENDED MARCH 31, 2000
                                                     LARGE          INDIVIDUAL &       CORPORATE
                                                    EMPLOYER       SMALL EMPLOYER          &
                                                     GROUP             GROUP             OTHER           CONSOLIDATED
                                                ----------------- ----------------- -----------------  -----------------
(IN THOUSANDS)
Premium revenue                                      $ 1,144,117        $  719,846        $  126,466        $ 1,990,429
Management services revenue
                                                          93,172               966            16,286            110,424
                                                ----------------- ----------------- -----------------  -----------------
Total revenue from external customers                 1,237,289            720,812           142,752          2,100,853

Intercompany revenues                                       619              (250)              (369)                 -

Segment income                                         $  55,266         $  48,887       $  (24,509)          $  79,644
                                                ================= ================= =================  =================

Segment assets                                       $ 2,147,990        $  977,713       $ 1,888,716        $ 5,014,419
                                                ================= ================= =================  =================

                         WELLPOINT HEALTH NETWORKS INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

9.   BUSINESS SEGMENT INFORMATION, CONTINUED


QUARTER ENDED MARCH 31, 1999
                                                       LARGE          INDIVIDUAL &       CORPORATE
                                                      EMPLOYER       SMALL EMPLOYER          &
                                                       GROUP             GROUP             OTHER          CONSOLIDATED
                                                  ----------------- ----------------- ----------------- -----------------
(IN THOUSANDS)
Premium revenue                                         $  926,439        $  586,958        $  103,332       $ 1,616,729
Management services revenue                                 99,339             1,873            13,226           114,438
                                                  ----------------- ----------------- ----------------- -----------------
Total revenue from external customers                    1,025,778           588,831           116,558         1,731,167
Intercompany revenues                                        3,703             3,169            (6,872)                -
Segment income before cumulative
  effect of accounting change                           $   55,653        $   30,869        $  (15,412)      $    71,110
                                                  ================= ================= ================= =================

Segment assets                                          $1,896,097        $  855,749        $1,577,115       $ 4,328,961
                                                  ================= ================= ================= =================

10.   PENDING TRANSACTION

On July 9, 1998, the Company entered into an Agreement and Plan of Merger (the "Merger Agreement") by and among the Company, Cerulean Companies, Inc. ("Cerulean") and Water Polo Acquisition Corp., a wholly owned subsidiary of the Company (the "Merger Sub"). Pursuant to the Merger Agreement, Cerulean will merge with and into Merger Sub (the "Merger"). Cerulean is the parent company of Blue Cross and Blue Shield of Georgia, Inc., which served approximately 1.8 million persons in the State of Georgia as of March 31, 2000. At the effective time of the Merger, the shareholders of Cerulean will receive WellPoint Common Stock with a market value of $500 million (subject to certain adjustments). Certain shareholders of Cerulean will have the option to receive cash in lieu of WellPoint Common Stock in the Merger, subject to a maximum aggregate limit of $225 million. The transaction is intended to qualify as a tax-free reorganization for Cerulean shareholders that elect to receive WellPoint Common Stock. On June 25, 1999, the shareholders of Cerulean approved the plan of merger with the Company. In order to complete the transaction, the Company must obtain the approval of the Georgia Department of Insurance after a public hearing.

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

GENERAL

The Company is one of the nation's largest publicly traded managed health care companies. As of March 31, 2000, WellPoint had approximately 7.5 million medical members and approximately 31.4 million specialty members. The Company offers a broad spectrum of network-based managed care plans. WellPoint provides these plans to the large and small employer, individual and senior markets. The Company's managed care plans include HMOs, PPOs, POS plans, other hybrid plans and traditional indemnity plans. In addition, WellPoint offers managed care services, including underwriting, claims processing, actuarial services, network access and medical cost management. The Company also provides a broad array of specialty and other products, including pharmacy, dental, utilization management, life insurance, preventive care, disability insurance, behavioral health, COBRA and flexible benefits account administration. The Company markets its products in California under the name Blue Cross of California and outside of California under the name UNICARE. Historically, the Company's primary market for managed care products has been California. The Company holds the exclusive right in California to market its products under the Blue Cross name and mark.

NATIONAL EXPANSION AND OTHER RECENT DEVELOPMENTS

In an effort to pursue the expansion of the Company's business outside the state of California, the Company acquired two businesses in 1996 and 1997, the Life and Health Benefits Management Division ("MMHD") of Massachusetts Mutual Life Insurance Company and the Group Benefits Operations (the "GBO") of John Hancock Mutual Life Insurance Company. The Company's March 1, 2000 acquisition of Rush Prudential Health Plans ("Rush Prudential") and its pending transaction with Cerulean is also a component of this expansion strategy.

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

ACQUISITION OF RUSH PRUDENTIAL

On March 1, 2000, the Company completed its acquisition of Rush Prudential (See Note 3 to the Consolidated Financial Statements). Rush Prudential offers a broad array of products and services ranging from HMO products to traditional PPO products. Rush Prudential has historically experienced a higher loss ratio than the Company's core businesses, which may result in an increase in the Company's overall loss ratio. The acquisition has more than doubled the Company's current Illinois medical membership to nearly 600,000 members. The transaction, which was financed with cash from operations and debt from the Company's existing revolving credit facility, is valued at approximately $200 million, subject to certain post-closing adjustments. This acquisition was accounted for under the purchase method of accounting.

PENDING ACQUISITION OF CERULEAN

On July 9, 1998, the Company entered into an Agreement and Plan of Merger with Cerulean (See Note 10 to the Consolidated Financial Statements). Cerulean, principally through its Blue Cross and Blue Shield of Georgia subsidiary, offers insured and administrative services products primarily in the State of Georgia. Cerulean has historically experienced a higher administrative expense ratio than the Company's core businesses due to its higher concentration of administrative services business. Cerulean has also historically experienced a higher medical loss ratio than the Company's core businesses due to its higher percentage of large group business, and fewer managed care offerings. Accordingly, it is expected that Cerulean's higher loss and administrative expense ratios will ultimately contribute to an increase in those ratios for the Company after the transaction has been completed. The transaction is expected to be completed during 2000.

LEGISLATION

In September 1999, the California Legislature enacted and the California Governor subsequently signed into law a number of health care reform measures. California legislation enacted during 1999, among other things, establishes an explicit duty on managed care entities to exercise ordinary care in arranging for the provision of medically necessary health care services and establishes a system of independent medical review. This legislation is discussed in greater detail in the Company's Annual Report on Form 10-K for the year ended December 31, 1999. Federal legislation enacted during the last four years seeks, among other things, to insure the portability of health coverage and mandates minimum maternity hospital stays. In 1997, Texas adopted legislation purporting to make managed care organizations such as the Company liable for their failure to exercise ordinary care when making health care treatment decisions. Similar legislation has also been enacted in Georgia. These and other proposed measures may have the effect of dramatically altering the regulation of health care and of increasing the Company's loss ratio and administrative costs or decreasing the affordability of the Company's products.

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

The Company's consolidated results of operations for the quarter ended March 31, 2000 include the earnings for Rush Prudential from March 1, 2000, the date of its acquisition.

The following table sets forth selected operating ratios. The loss ratio for health care services and other benefits is shown as a percentage of premium revenue. All other ratios are shown as a percentage of premium revenue and management services revenue combined.


                                                               THREE MONTHS ENDED
                                                                    MARCH 31,
                                                       ------------------------------------
                                                             2000               1999
                                                       -----------------  -----------------
Operating Revenues:
  Premium revenue                                                 94.7%              93.4%
  Management services revenue                                      5.3%               6.6%
                                                       -----------------  -----------------
                                                                 100.0%             100.0%
Operating Expenses:
  Health care services and other
    benefits (loss ratio)                                         81.0%              80.9%
  Selling expense                                                  4.4%               4.4%
  General and administrative expense                              14.2%              14.7%

MEMBERSHIP

The following table sets forth membership data and the percent change in membership:

Medical Membership (a)(b)(c):
                                                            AS OF MARCH 31,
                                                     -------------------------------         PERCENT
                                                         2000             1999               CHANGE
                                                     --------------   --------------        ----------
Large Employer Group (d)
  California
    HMO                                                  1,688,745        1,477,793             14.3%

    PPO and Other                                        1,847,796        1,608,704             14.9%
                                                     --------------   --------------
      Total California                                   3,536,541        3,086,497             14.6%
                                                     --------------   --------------
  Texas                                                    179,700          174,270              3.1%
  Georgia                                                   41,788           58,241            -28.2%
  Illinois                                                 470,793          238,037             97.8%
  Other States                                           1,185,257        1,341,340            -11.6%
                                                     --------------   --------------
      Total Large Employer Group                         5,414,079        4,898,385             10.5%
                                                     --------------   --------------

Individual and Small Employer Group
  California
    HMO                                                    343,668          348,201             -1.3%
    PPO and Other                                        1,193,128        1,154,114              3.4%
                                                     --------------   --------------
      Total California                                   1,536,796        1,502,315              2.3%
                                                     --------------   --------------
  Texas                                                    169,702          118,390             43.3%
  Georgia                                                   29,507           25,993             13.5%
  Illinois                                                  60,996           26,853            127.1%
  Other States                                             111,318          117,686             -5.4%
                                                     --------------   --------------
      Total Individual and Small Employer Group          1,908,319        1,791,237              6.5%
                                                     --------------   --------------

Senior (e)
  California
    HMO                                                     31,924           21,383             49.3%
    PPO and Other                                          169,973          163,807              3.8%
                                                     --------------   --------------
      Total California                                     201,897          185,190              9.0%
                                                     --------------   --------------
  Texas (f)                                                    224           25,036            -99.1%
  Georgia                                                      632              353             79.0%
  Illinois                                                   8,065            1,272            534.0%
  Other States                                               7,811           11,634            -32.9%
                                                     --------------   --------------
      Total Senior                                         218,629          223,485             -2.2%
                                                     --------------   --------------
Total Medical Membership                                 7,541,027        6,913,107              9.1%
                                                     ==============   ==============

MEMBERSHIP BY NETWORK (g)
  Proprietary Networks                                   5,804,387        4,835,633             20.0%
  Affiliate Networks                                     1,061,197        1,248,350            -15.0%
  Non-Network                                              675,443          829,124            -18.5%
                                                     --------------   --------------
TOTAL MEDICAL MEMBERSHIP                                 7,541,027        6,913,107              9.1%
                                                     ==============   ==============

MANAGEMENT SERVICES MEMBERSHIP
  California                                             1,237,964        1,010,110             22.6%
  Other States                                           1,280,310        1,488,564            -14.0%
                                                     --------------   --------------
TOTAL MANAGEMENT SERVICES MEMBERSHIP                     2,518,274        2,498,674              0.8%
                                                     ==============   ==============


(a) Membership numbers are approximate and include some estimates based upon the number of contracts at the relevant date and an actuarial estimate of the number of members represented by the contract.

(b) Classification between states for employer groups is determined by the zip code of the subscriber. Medical membership reflects a shift of 221,769 members as of March 31, 1999 representing employers (and their dependents) of certain California-based companies who reside out-of-state and were previously classified as California members.

(c) Medical membership includes management services members which are primarily included within in the Large Employer Group segment.

(d) Large Employer Group membership includes 724,110 and 531,355 state-sponsored programs members as of March 31, 2000 and 1999, respectively.

(e) Senior membership includes members covered under both Medicare risk and Medicare supplement products.

(f) In the fourth quarter of 1999, the Company's UNICARE Life & Health Insurance Company made a strategic decision to discontinue its offering of Medicare supplement products primarily in the state of Texas.

(g) Proprietary networks consist of California, Texas and other
WellPoint-developed networks. Affiliate networks consist of third-party networks and networks owned by the Company as a result of acquisitions that incorporate provider discounts and some basic managed care elements. Non-network consists of fee for service and percentage-of-billed charges contracts with providers.

SPECIALTY MEMBERSHIP

                                     AS OF MARCH 31,
                             ---------------------------------       PERCENT
                                 2000               1999             CHANGE
                             --------------    ---------------   ---------------
Pharmacy                        22,124,812         19,838,226             11.5%
Dental                           2,230,771          2,542,917            -12.3%
Utilization Management           2,296,530          2,715,234            -15.4%
Life                             2,002,113          1,937,495              3.3%
Disability                         571,335            679,582            -15.9%
Behavioral Health                2,215,127          2,027,698              9.2%

COMPARISON OF RESULTS FOR THE FIRST QUARTER 2000 TO THE FIRST QUARTER 1999

The following table depicts premium revenue by business segment:

(IN THOUSANDS)                                      THREE MONTHS ENDED MARCH 31,
                                                      2000                 1999
                                               -------------------  -------------------
Large Employer Group                                  $ 1,144,117          $   926,439
Individual and Small Employer Group                       719,846              586,958
Other                                                     126,466              103,332
                                               -------------------  -------------------
Consolidated                                          $ 1,990,429          $ 1,616,729
                                               ===================  ===================

Premium revenue increased 23.1%, or $373.7 million, to $1,990.4 million for the quarter ended March 31, 2000 from $1,616.7 million for the quarter ended March 31, 1999. The overall increase was due to an increase in insured member months of 10.1% in the Large Employer Group and Individual and Small Employer Group business segments, in addition to the implementation of premium increases in both segments.

COMPARISON OF RESULTS FOR THE FIRST QUARTER 2000 TO THE FIRST QUARTER 1999, CONTINUED

The following table depicts management services revenue by business segment:

(IN THOUSANDS)                                       THREE MONTHS ENDED MARCH 31,
                                                      2000                 1999
                                               -------------------  --------------------
Large Employer Group                                    $  93,172             $  99,339
Individual and Small Employer Group                           966                 1,873
Other                                                      16,286                13,226
                                               -------------------  --------------------
Consolidated                                           $  110,424            $  114,438
                                               ===================  ====================

Management services revenue decreased approximately $4.0 million to $110.4 million for the quarter ended March 31, 2000 from $114.4 million for the quarter ended March 31, 1999. The change is primarily due to attrition related to previously acquired businesses, which had experienced higher per member per month rates than the Company's other businesses.

Investment income was $44.4 million for the quarter ended March 31, 2000 compared to $40.1 million for the quarter ended March 31, 1999, an increase of $4.3 million. Net realized losses on investment securities totaled $5.2 million for the quarter ended March 31, 2000 in comparison to a gain of $1.1 million for the quarter ended March 31, 1999. Net interest and dividend income increased $8.6 million to $49.1 million for the quarter ended March 31, 2000, in comparison to $40.5 million for the quarter ended March 31, 1999. This increase was primarily due to higher average investment balances and coupon rates for debt securities in 2000 versus 1999 (See "--Liquidity and Capital Resources").

The loss ratio attributable to managed care and related products for the quarter ended March 31, 2000 increased to 81.0% compared to 80.9% for the quarter ended March 31, 1999. The slight increase was due primarily to growth in the Company's Large Employer Group business segment which has historically experienced a higher loss ratio than the Company's individual and small employer group business, offset by the effect of price increases primarily within the Individual and Small Employer Group business segment.

Selling expense consists of commissions paid to outside brokers and agents representing the Company. The selling expense ratio remained unchanged at 4.4% for the quarter ended March 31, 2000 compared to the quarter ended March 31, 1999.

The administrative expense ratio decreased to 14.2% for the quarter ended March 31, 2000 from 14.7% for the quarter ended March 31, 1999. The overall decline is primarily attributable to savings from the consolidation of various regional offices outside of California, the integration of information systems centers related to acquired businesses on the Company's information systems platform, a reduction in Year 2000 expense from 1999 levels in addition to economies of scale associated with premium revenue growth in relation to fixed corporate administrative expenses.

Interest expense decreased $0.6 million for the quarter ended March 31, 2000 compared to the quarter ended March 31, 1999. The decline in interest expense was related to the higher

COMPARISON OF RESULTS FOR THE FIRST QUARTER 2000 TO THE FIRST QUARTER 1999, CONTINUED

average debt balance in 2000 compared to 1999, which was more than offset by a decrease in the effective interest rate due to the issuance of the Company's Zero Coupon Convertible Subordinated Debentures (the "Debentures") in July 1999. The weighted average interest rate for all debt for the quarter ended March 31, 2000, including the fees associated with the Company's borrowings and interest rate swap agreements, was 6.1%.

The Company's income before the cumulative effect of accounting change for the quarter ended March 31, 2000 was $79.6 million, compared to $71.1 million for the quarter ended March 31, 1999. Earnings per share before the cumulative effect of accounting change totaled $1.27 and $1.06 for the quarters ended March 31, 2000 and 1999, respectively. Earnings per share before the cumulative effect of accounting change assuming full dilution totaled $1.23 and $1.04 for the quarters ended March 31, 2000 and 1999, respectively.

Earnings per share for the quarter ended March 31, 2000 is based upon weighted average shares outstanding of 62.8 million, excluding potential common stock, and 65.1 million shares, assuming full dilution. Earnings per share for the quarter ended March 31, 1999 is based on 67.3 million shares, excluding potential common stock, and 68.6 million shares, assuming full dilution. For the quarter ended March 31, 2000, the decrease in weighted average shares outstanding primarily relates to the effect of the repurchase of approximately
6.2 million treasury shares since March 31, 1999. In addition, for weighted average shares outstanding assuming full dilution, the decline was partially offset by the impact of the assumed conversion of the Debentures.

FINANCIAL CONDITION

The Company's consolidated assets increased by $421.2 million, or 9.2%, from $4,593.2 million as of December 31, 1999 to $5,014.4 million as of March 31, 2000. The increase in total assets was primarily due to growth in cash and investments as a result of operating cash flow and the purchase of Rush Prudential, $100.0 million of which was financed with debt from the Company's existing revolving credit facility. Cash and investments totaled $3.4 billion as of March 31, 2000, or 67.9% of total assets. Goodwill increased $183.7 million or 59.7% due to goodwill acquired with respect to the Rush Prudential acquisition. The Company is currently in the process of completing the final asset valuation in connection with the Rush Prudential acquisition and, as a result, the allocation of the purchase price between goodwill and identifiable intangible assets was preliminary as of March 31, 2000.

Overall claims liabilities increased $125.8 million, or 8.4%, from $1,491.2 million as of December 31, 1999 to $1,617.0 million as of March 31, 2000. This increase is primarily due to an increase in insured membership from December 31, 1999 to March 31, 2000 of approximately 6.9% in the Company's Large Employer Group and Individual and Small Employer Group business segments.

As of March 31, 2000, the Company's long-term indebtedness was $498.6 million, of which $148.6 million was related to the Company's Debentures and $350.0 million was related to the Company's revolving credit facility. As of December 31, 1999, the Company's long-term indebtedness was $347.9 million, of which $200.0 million was outstanding under the Company's revolving credit facility.

Stockholders' equity totaled $1,294.5 million as of March 31, 2000, a decrease of $18.2 million from $1,312.7 million as of December 31, 1999. The decline resulted primarily from stock repurchases made during the quarter totaling $122.2 million, funded primarily from income from operations. In addition, net losses on the reissuance of the Company's Common Stock from treasury of $8.8 million were partially offset by net income of $79.6 million for the quarter ended March 31, 2000, an increase in net unrealized gains on investment securities, net of tax, of $12.3 million and $20.8 million of stock issuances under the Company's stock option plans.

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

The Company generally receives premium revenue in advance of anticipated claims for related health care services and other benefits. The Company's investment policies are designed to provide liquidity, preserve capital and maximize yield. Cash and investment balances maintained by the Company are sufficient to meet applicable regulatory financial stability and net worth requirements, including license requirements of the Blue Cross Blue Shield Association. As of March 31, 2000, the Company's investment portfolio consisted primarily of investment grade fixed maturity securities.

Net cash flow provided by operating activities was $148.8 million for the quarter ended March 31, 2000, compared with $103.3 million for the quarter ended March 31, 1999. Cash flow from operations for the quarter ended March 31, 2000 was due primarily to income before the cumulative effect of accounting change of $79.6 million, adjusted for an increase in receivables of $70.8 million, which is primarily related to the timing of the collection of large customer receivables in the normal course of business, offset by increases in medical claims payable of $69.3 million related to the growth of insured members, and the timing of other operating liability payments, in addition to increases in unearned premiums and income taxes payable of $34.9 million and $14.7 million, respectively.

Net cash used in investing activities for the quarter ended March 31, 2000 totaled $302.6 million, compared with $165.3 million for the quarter ended
March 31, 1999. The cash used in the first quarter of 2000 was attributable primarily to the purchase of investments of $1.6 billion and the purchase of property, plant and equipment, net of sales proceeds of $7.9 million. In addition, during the quarter ended March 31, 2000, net cash used in investing activities was affected by the purchase of Rush Prudential for approximately $206.1 million less acquired cash of $63.2 million. These items were partially offset by the proceeds from investments sold and matured of $1.5 billion.

Net cash provided by financing activities totaled $39.9 million for the quarter ended March 31, 2000, compared to $16.3 million for the quarter ended March 31, 1999. Net cash provided by financing activities during the quarter ended March 31, 2000 was primarily affected by the receipt of approximately $150.0 million related to an increase in indebtedness under the Company's revolving credit facility. This increase in cash was partially offset by the repurchase of 1.9 million shares of the Company's Common Stock totaling $122.2 million.

The Company has a $1.0 billion unsecured revolving credit facility. Borrowings under the credit facility bear interest at rates determined by reference to the bank's base rate or to the London Interbank Offered Rate ("LIBOR") plus a margin determined by reference to the Company's leverage ratio (as defined in the credit agreement) or the then-current rating of the Company's unsecured long-term debt by specified rating agencies. Borrowings under the credit facility are made on a committed basis or pursuant to an auction-bid process. The credit facility expires as of May 15, 2002, although it may be extended for an additional one-year period under certain circumstances. The credit agreement requires the Company to maintain certain financial ratios and contains restrictive covenants, including restrictions on the occurrence of additional indebtedness and the granting of certain liens, limitations on acquisitions and investments and limitations on changes in control. The total amount outstanding under the credit facility was $350 million as of March 31, 2000 and $200 million as of December 31, 1999. The weighted average interest rate, including associated fees and the Company's interest rate swap agreements, for the quarter ended March 31, 2000 was 7.8%.

As part of a hedging strategy, the Company has entered into interest rate swap agreements in order to reduce the volatility of interest expense resulting from changes in interest rates. As of March 31, 2000, the Company had entered into $200 million of floating to fixed rate swap agreements, which consists of a $150 million notional amount swap agreement at 6.99% and a $50 million notional amount swap agreement at 7.06%.

The Company has entered into foreign currency forward exchange contracts for each of the fixed maturity securities on hand as of March 31, 2000 denominated in foreign currencies in order to hedge asset positions with respect to these securities. The unrealized gains and losses from such forward exchange contracts are reflected in accumulated other comprehensive income. In addition, the Company has entered into forward exchange contracts to hedge the foreign currency risk between the trade date and the settlement date when a foreign-currency denominated bond is purchased. Gains and losses from these contracts are recognized in income.

Certain of the Company's subsidiaries are required to maintain minimum capital requirements prescribed by various regulatory agencies, including the California Department of Corporations, and the Departments of Insurance in California and various other states. As of March 31, 2000, those subsidiaries of the Company were in compliance with all minimum capital requirements.

In July 1996, the Company filed a registration statement relating to the issuance of $1.0 billion of senior or subordinated unsecured indebtedness. As of March 31, 2000, no indebtedness had been issued pursuant to this registration statement.

The Company believes that cash flow generated by operations, and its cash and investment balances, supplemented by the Company's ability to borrow under its existing revolving credit facility or to conduct a public offering under its debt registration statement will be sufficient to fund continuing operations and expected capital requirements (including the proposed Merger with Cerulean) for the foreseeable future.

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

As part of the Company's business strategy, the Company has acquired substantial operations in new geographic markets over the last four years. The Company has also entered into a merger agreement with Cerulean, pursuant to which Cerulean will become a wholly owned subsidiary of the Company. These businesses, some of which include substantial indemnity-based insurance operations, have experienced varying profitability or losses in recent periods. Since the relevant dates of acquisition of MMHD and GBO, the Company has continued to work extensively on the integration of these businesses. The Company has also begun its integration of the Rush Prudential business. However, there can be no assurances regarding the ultimate success of the Company's integration efforts or regarding the ability of the Company to maintain or improve the results of operations of the businesses of completed or pending transactions as the Company pursues its strategy of motivating the acquired members to select managed care products. In order to implement this business strategy, the Company has incurred and will, among other things, need to continue to incur considerable expenditures for provider networks, distribution channels and information systems in addition to the costs associated with the integration of these acquisitions. The integration of these complex businesses may result in, among other things, temporary increases in claims inventory or other service-related issues that may negatively affect the Company's relationship with its customers and contribute to increased attrition of such customers. The Company's results of operations could be adversely affected in the event that the Company experiences such problems or is otherwise unable to implement fully its expansion strategy.

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

From time to time, the Company and certain of its subsidiaries are parties to various legal proceedings, many of which involve claims for coverage encountered in the ordinary course of business. The Company, like HMOs and health insurers generally, excludes certain health care services from coverage under its HMO, PPO and other plans. The Company is, in its ordinary course of business, subject to the claims of its enrollees arising out of decisions to restrict treatment or reimbursement for certain services. The loss of even one such claim, if it results in a significant punitive damage award, could have a material adverse effect on the Company. In addition, the risk of potential liability under punitive damage theories may increase significantly the difficulty of obtaining reasonable settlements of coverage claims. In late 1999, a number of class-action lawsuits have been brought against several of the Company's competitors alleging, among other things, various misrepresentations regarding their health plans and breaches of fiduciary obligations to health plan members. The Company has not yet been made a party to any of such lawsuits. The financial and operational impact that these and other evolving theories of recovery will have on the managed care industry generally, or the Company in particular, is at present unknown.

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

Managed care organizations operate in a highly competitive environment that has undergone significant change in recent years as a result of business consolidations, new strategic alliances, aggressive marketing practices by competitors and other market pressures. Additional increases in competition (including competition from market entrants offering internet-based products and services) could adversely affect the Company's financial condition, cash flows or results of operations.

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

The Company's operations are dependent on retaining existing employees, attracting additional qualified employees and achieving productivity gains from the Company's investment in technology. The Company faces intense competition for qualified information technology personnel and other skilled professionals. There can be no assurances that an inability to retain existing employees or attract additional employees will not have a material adverse effect on the Company's results of operations.

PART II  OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
         --------------------------------
    (a)  Exhibits

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

         2.07 Second Amendment to the Agreement and Plan of Merger dated as of December 31, 1999, by and among Cerulean Companies, Inc., the Registrant and Water Polo Acquisition Corp. incorporated by reference to Exhibit 2.07 of the Registrant's Annual Report on Form 10-K for the year ended December 31, 1999.

         3.01 Restated Certificate of Incorporation of the Registrant, incorporated by reference to Exhibit 3.1 of the Registrant's Current Report on Form 8-K filed on August 5, 1997.

         3.02         Bylaws of the Registrant, incorporated by reference to
                      Exhibit 4.2 of the Registrant's Registration Statement on Form S-8, Registration No. 333-90791

         4.01 Specimen of common stock certificate of WellPoint Health Networks Inc., incorporated by reference to Exhibit 4.4 of Registrant's Registration Statement on Form 8-B, Registration No. 001-13083

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
         --------------------------------
    (a)  Exhibits, Continued

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

         10.01 WellPoint Health Networks Inc. 1999 Employee Stock Purchase Plan (as amended and restated effective April 1,
                      2000), incorporated by reference to Annex I to the Registrant's definitive Proxy Statement on Schedule 14A dated March 23, 2000.

         10.02        WellPoint Health Networks Inc. 2000 Employee Stock
                      Option Plan.

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


                                        WELLPOINT HEALTH NETWORKS INC.
                                        Registrant


Date: May 12, 2000                      By:  /s/ LEONARD D. SCHAEFFER
                                        Leonard D. Schaeffer
                                        Chairman of the Board of Directors
                                        and Chief Executive Officer



Date: May 12, 2000                      By:  /s/ DAVID C. COLBY
                                        David C. Colby
                                        Executive Vice President
                                        and Chief Financial Officer



Date: May 12, 2000                      By:  /s/ KENNETH C. ZUREK
                                        Kenneth C. Zurek
                                        Senior Vice President, Controller
                                        and Taxation