Form 10-Q
period 2000-06-30
WELLPOINT HEALTH NETWORKS INC /DE/
filed 2000-08-14
CIK 1013220

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

     /X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2000

                                       OR

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

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

     TITLE OF EACH CLASS                         OUTSTANDING AT AUGUST 11, 2000
     -------------------                         ------------------------------
Common Stock, $0.0l par value                          62,746,445 shares

                         WELLPOINT HEALTH NETWORKS INC.
        QUARTERLY REPORT ON FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2000
                                TABLE OF CONTENTS



PART I.  FINANCIAL INFORMATION

                                                                                                          PAGE
                                                                                                          ----
ITEM 1.           Financial Statements

                  Consolidated Balance Sheets as of June 30, 2000 and
                       December 31, 1999.................................................................. 1

                  Consolidated Income Statements for the Three and Six Months
                       Ended June 30, 2000 and 1999....................................................... 2

                  Consolidated Statement of Changes in Stockholders' Equity
                       for the Six Months Ended June 30, 2000............................................. 3

                  Consolidated Statements of Cash Flows for the
                       Six Months Ended June 30, 2000 and 1999............................................ 4

                  Notes to Consolidated Financial Statements.............................................. 5

    ITEM 2.       Management's Discussion and Analysis of
                       Financial Condition and Results of Operations..................................... 13

    ITEM 3.       Quantitative and Qualitative Disclosures About Market Risk............................. 30


PART II .OTHER INFORMATION

    ITEM 4.       Submission of Matters to a Vote of Securityholders..................................... 31

    ITEM 6.       Exhibits and Reports on Form 8-K....................................................... 32

SIGNATURES .............................................................................................. 34

ITEM 1.    FINANCIAL STATEMENTS

                         WELLPOINT HEALTH NETWORKS INC.
                           Consolidated Balance Sheets
                                   (Unaudited)

(IN THOUSANDS, EXCEPT SHARE DATA)                              June 30,       December 31,
                                                                2000             1999
                                                          --------------    --------------
ASSETS
Current Assets:
  Cash and cash equivalents                               $      343,258    $      505,014
  Investment securities, at market value                       2,855,986         2,645,372
  Receivables, net                                               634,581           513,079
  Deferred tax assets                                             89,464            92,774
  Other current assets                                            53,350            59,725
                                                          --------------    --------------
  Total Current Assets                                         3,976,639         3,815,964
Property and equipment, net                                      140,087           125,917
Intangible assets, net                                            90,677            96,298
Goodwill, net                                                    479,534           307,647
Long-term investments, at market value                           113,560           108,280
Deferred tax assets                                              114,112            84,063
Other non-current assets                                          54,447            55,065
                                                          --------------    --------------
    Total Assets                                          $    4,969,056    $    4,593,234
                                                          ==============    ==============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
  Medical claims payable                                  $    1,323,792    $    1,142,183
  Reserves for future policy benefits                             58,732            57,435
  Unearned premiums                                              263,248           230,407
  Accounts payable and accrued expenses                          482,066           440,412
  Experience rated and other refunds                             216,884           223,066
  Income taxes payable                                            20,904            84,026
  Other current liabilities                                      421,059           349,757
                                                          --------------    --------------
  Total Current Liabilities                                    2,786,685         2,527,286
Accrued postretirement benefits                                   70,057            68,903
Reserves for future policy benefits, non-current                 275,638           291,626
Long-term debt                                                   399,362           347,884
Other non-current liabilities                                     43,302            44,835
                                                          --------------    --------------
  Total Liabilities                                            3,575,044         3,280,534
Stockholders' Equity:
  Preferred Stock - $0.01 par value, 50,000,000
    shares authorized, none issued and outstanding                    --                --
  Common Stock - $0.01 par value, 300,000,000 shares
    authorized, 71,390,971 issued at June 30, 2000
    and December 31, 1999                                            714               714
  Treasury stock, at cost, 9,041,022
    and 7,764,668 shares at June 30, 2000
    and December 31, 1999, respectively                         (566,379)         (481,331)
  Additional paid-in capital                                     962,084           955,016
  Retained earnings                                            1,002,017           854,642
  Accumulated other comprehensive income                          (4,424)          (16,341)
                                                          --------------    --------------
  Total Stockholders' Equity                                   1,394,012         1,312,700
                                                          --------------    --------------
    Total Liabilities and Stockholders' Equity            $    4,969,056    $    4,593,234
                                                          ==============    ==============

       See the accompanying notes to the consolidated financial statements

                         WELLPOINT HEALTH NETWORKS INC.
                         Consolidated Income Statements
                                   (Unaudited)

(IN THOUSANDS, EXCEPT EARNINGS PER SHARE)                      Three Months Ended June 30,    Six Months Ended June 30,
                                                               ---------------------------   ---------------------------
                                                                    2000          1999           2000          1999
                                                               ------------   ------------   ------------   ------------
Revenues:
  Premium revenue                                              $  2,132,678   $  1,708,755   $  4,123,107   $  3,325,484
  Management services revenue                                       110,919        104,761        221,343        219,199
  Investment income                                                  45,238         43,257         89,631         83,335
                                                               ------------   ------------   ------------   ------------
                                                                  2,288,835      1,856,773      4,434,081      3,628,018

Operating Expenses:
  Health care services and other benefits                         1,723,947      1,383,068      3,335,537      2,691,648
  Selling expense                                                    97,159         78,852        189,512        155,619
  General and administrative expense                                310,037        262,133        607,394        517,275
                                                               ------------   ------------   ------------   ------------
                                                                  2,131,143      1,724,053      4,132,443      3,364,542
                                                               ------------   ------------   ------------   ------------
Operating Income                                                    157,692        132,720        301,638        263,476
  Interest expense                                                    7,249          5,907         12,773         12,007
  Other expense, net                                                 13,249         10,250         21,056         18,335
                                                               ------------   ------------   ------------   ------------
Income before Provision for Income Taxes and Cumulative
  Effect of Accounting Change                                       137,194        116,563        267,809        233,134
  Provision for income taxes                                         53,527         45,484        104,498         90,945
                                                               ------------   ------------   ------------   ------------
Income before Cumulative Effect of Accounting Change                 83,667         71,079        163,311        142,189
Cumulative Effect of Accounting Change, net of tax                       --             --             --        (20,558)
                                                               ------------   ------------   ------------   ------------
Net Income                                                     $     83,667   $     71,079   $    163,311   $    121,631
                                                               ============   ============   ============   ============
Earnings Per Share
  Income before Cumulative Effect of Accounting Change         $       1.35   $       1.05   $       2.61   $       2.11
  Cumulative Effect of Accounting Change, net of tax                     --             --             --          (0.31)
  Net Income                                                   $       1.35   $       1.05   $       2.61   $       1.80
                                                               ============   ============   ============   ============
Earnings Per Share Assuming Full Dilution
  Income before Cumulative Effect of Accounting Change         $       1.30   $       1.03   $       2.53   $       2.07
  Cumulative Effect of Accounting Change, net of tax                     --             --             --          (0.30)
                                                               ------------   ------------   ------------   ------------
  Net Income                                                   $       1.30   $       1.03   $       2.53   $       1.77
                                                               ============   ============   ============   ============

       See the accompanying notes to the consolidated financial statements

              WELLPOINT HEALTH NETWORKS INC.
Consolidated Statement of Changes in Stockholders' Equity
                       (Unaudited)

(IN THOUSANDS)
                                                                               Common Stock
                                                              --------------------------------------------------
                                                                      Issued                   In Treasury
                                                  Preferred   -----------------------   ------------------------
                                                    Stock       Shares       Amount       Shares         Amount
                                                 ----------   ----------   ----------   ----------    ----------
Balance as of December 31, 1999                  $        -      71,391    $      714        7,765    $ (481,331)

Stock grants to employees and directors                                                         (9)          592
Stock issued for employee stock option
  and stock purchase plans                                                                    (595)       36,556
Stock repurchased, at cost                                                                   1,880      (122,196)
Net losses from treasury stock reissued
Comprehensive income
  Net income
  Other comprehensive income, net of tax
    Change in unrealized valuation
    adjustment on investment
    securities, net of reclassification
    adjustment
    Foreign currency adjustments, net of tax

Total comprehensive income
                                                 ----------   ----------   ----------   ----------    ----------
Balance as of June 30, 2000                      $        -      71,391    $      714        9,041    $ (566,379)
                                                 ==========   ==========   ==========   ==========    ==========


                                                                              Accumulated
                                                 Additional                     Other
                                                  Paid-in      Retained     Comprehensive
                                                  Capital      Earnings         Income           Total
                                                 ----------   ----------    --------------    ----------
Balance as of December 31, 1999                  $  955,016   $  854,642    $      (16,341)   $1,312,700

Stock grants to employees and directors                                                              592
Stock issued for employee stock option
  and stock purchase plans                            7,068                                       43,624
Stock repurchased, at cost                                                                      (122,196)
Net losses from treasury stock reissued                          (15,936)                        (15,936)
Comprehensive income
  Net income                                                     163,311                         163,311
  Other comprehensive income, net of tax
    Change in unrealized valuation
    adjustment on investment
    securities, net of reclassification
    adjustment                                                                      12,449        12,449
    Foreign currency adjustments, net of tax                                          (532)         (532)
                                                              ----------    --------------    ----------
Total comprehensive income                                       163,311            11,917       175,228
                                                 ----------   ----------    --------------    ----------
Balance as of June 30, 2000                      $  962,084   $1,002,017    $       (4,424)   $1,394,012
                                                 ==========   ==========    ==============    ==========


       See the accompanying notes to the consolidated financial statements

                         WELLPOINT HEALTH NETWORKS INC.
                      Consolidated Statements of Cash Flows
                                   (Unaudited)

(IN THOUSANDS)                                                                     Six Months Ended June 30,
                                                                               --------------------------------
                                                                                    2000              1999
                                                                               --------------    --------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Income before cumulative effect of accounting change                         $      163,311    $      142,189
  Adjustments to reconcile income before cumulative effect of accounting change to net cash provided by operating activities:
            Depreciation and amortization, net of accretion                            37,212            42,493
            Losses on sales of assets, net                                              7,885             3,341
            Provision (benefit) for deferred income taxes                                (391)            1,988
            Amortization of deferred gain on sale of building                          (2,213)           (2,213)
            Accretion of interest on zero coupon subordinated debentures                1,478                --
            (Increase) decrease in certain assets:
                 Receivables, net                                                     (68,032)          (46,815)
                 Income taxes recoverable                                                  --            15,192
                 Other current assets                                                   6,877            (6,261)
                 Other non-current assets                                                 418               618
            Increase (decrease) in certain liabilities:
                 Medical claims payable                                               100,275            82,784
                 Reserves for future policy benefits                                  (14,691)          (14,332)
                 Unearned premiums                                                     32,588             3,224
                 Accounts payable and accrued expenses                                 29,513            30,124
                 Experience rated and other refunds                                    (6,182)          (22,608)
                 Income taxes payable                                                 (62,798)               --
                 Other current liabilities                                             10,969            (7,998)
                 Accrued postretirement benefits                                        1,154             2,650
                 Other non-current liabilities                                            680              (308)
                                                                               --------------    --------------
                   Net cash provided by operating activities                          238,053           224,068
                                                                               --------------    --------------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Investments purchased                                                            (2,227,796)       (1,706,000)
  Proceeds from investments sold and matured                                        2,035,113         1,410,735
  Property and equipment purchased                                                    (22,058)          (16,961)
  Proceeds from property and equipment sold                                             1,706               256
  Settlement of sales price for sale of Workers' Compensation business                     --            (6,733)
  Purchase of subsidiary, net of cash acquired                                       (142,858)               --
                                                                               --------------    --------------
                   Net cash used in investing activities                             (355,893)         (318,703)
                                                                               --------------    --------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Repayment of long-term debt from Mass Mutual Note                                        --           (20,000)
  Net borrowing of long-term debt under the revolving credit facility                  50,000            20,000
  Proceeds from issuance of common stock                                               28,280            29,606
  Common stock repurchased                                                           (122,196)               --
                                                                               --------------    --------------
                   Net cash provided by (used in) financing activities                (43,916)           29,606
                                                                               --------------    --------------
Net decrease in cash and cash equivalents                                            (161,756)          (65,029)
Cash and cash equivalents at beginning of period                                      505,014           410,875
                                                                               --------------    --------------
Cash and cash equivalents at end of period                                     $      343,258    $      345,846
                                                                               ==============    ==============

       See the accompanying notes to the consolidated financial statements

                         WELLPOINT HEALTH NETWORKS INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

1.   ORGANIZATION

     WellPoint Health Networks Inc. (the "Company" or "WellPoint") is one of the nation's largest publicly traded managed health care companies. As of June 30, 2000, WellPoint had approximately 7.6 million medical members and approximately 34.4 million specialty members. The Company offers a broad spectrum of network-based managed care plans. WellPoint provides these plans to the large and small employer, individual and senior markets. The Company's managed care plans include preferred provider organizations ("PPOs"), health maintenance organizations ("HMOs"), point-of-service ("POS") plans, other hybrid medical plans and traditional indemnity plans. In addition, the Company offers managed care services, including underwriting, actuarial services, network access, medical cost management and claims processing. The Company offers a continuum of managed health care plans while providing incentives to members and employers to select more intensively managed plans. The Company also provides a broad array of specialty and other products and services, including pharmacy, dental, utilization management, life insurance, preventive care, disability, behavioral health, COBRA and flexible benefits account administration.

2.   BASIS OF PRESENTATION

     The accompanying unaudited consolidated financial statements of WellPoint, in the opinion of management, reflect all material adjustments (which are of a normal recurring nature) necessary for the fair presentation of its financial position as of June 30, 2000, the results of its operations for the three months and six months ended June 30, 2000 and 1999, cash flows for the six months ended June 30, 2000 and 1999 and its changes in stockholders' equity for the six months ended June 30, 2000. The results of operations for the interim periods presented are not necessarily indicative of the operating results for the full year.

3.   ACQUISITION OF RUSH PRUDENTIAL

     On March 1, 2000, the Company completed its acquisition of Rush Prudential Health Plans ("Rush Prudential"). Rush Prudential offers a broad array of products and services ranging from HMO products to traditional PPO products. The acquisition has more than doubled the Company's current Illinois medical membership to nearly 600,000 members. The transaction, which was financed with both cash from operations and debt from the Company's existing revolving credit facility, is valued at approximately $200 million, subject to certain post-closing adjustments. This acquisition was accounted for under the purchase method of accounting. Cash of $106.1 million and debt totaling $100.0 million were used to purchase net assets with a fair value of approximately $21.8 million, resulting in goodwill totaling $184.3 million. The purchase price allocation, as of June 30, 2000, between goodwill and identifiable intangible assets has not been finalized.

                         WELLPOINT HEALTH NETWORKS INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

3.   ACQUISITION OF RUSH PRUDENTIAL, CONTINUED

     In accordance with the requirements of APB Opinion No. 16, "Business Combinations," the following unaudited pro forma summary presents the results of operations of WellPoint as if the acquisition of Rush Prudential had occurred on January 1, 1999. The pro forma information includes the results of operations for the period prior to the acquisition, adjusted for interest expense on long-term debt incurred to fund the acquisition, amortization of intangible assets and the related income tax effects. The pro forma financial information is presented for informational purposes only and may not be indicative of the results of operations had the Company been a single entity during the three and six months ended June 30, 2000 and 1999, nor is it necessarily indicative of future results of operations. Pro forma earnings per share assuming full dilution is based on 64.6 million and 68.9 million weighted average shares outstanding during the three months ended June 30, 2000 and 1999, respectively. For the six months ended June 30, 2000 and 1999, respectively, pro forma earnings per share assuming full dilution is based on 64.8 million and 68.7 million weighted average shares outstanding.

(IN THOUSANDS, EXCEPT PER SHARE DATA)                  Three Months Ended             Six Months Ended
                                                           June 30,                      June 30,
                                                 ---------------------------   ---------------------------
                                                     2000            1999          2000           1999
                                                 ------------   ------------   ------------   ------------
Revenues                                         $  2,288,835   $  1,978,959   $  4,511,634   $  3,875,361
Income before Cumulative Effect of
      Accounting Change                          $     83,667   $     71,215   $    163,493   $    141,366
Net Income                                       $     83,667   $     71,215   $    163,493   $    120,808

Earnings Per Share Assuming Full Dilution
      Income before Cumulative Effect of
           Accounting Change                     $       1.30   $       1.03   $       2.52   $       2.06
      Net Income                                 $       1.30   $       1.03   $       2.52   $       1.76


4.   DISCONTINUATION OF MEDICARE FISCAL INTERMEDIARY ACTIVITIES

     On May 3, 2000, the Company's wholly owned subsidiary Blue Cross of California ("BCC") announced that BCC would no longer participate as a Medicare fiscal intermediary, effective December 1, 2000. BCC served as the contractor for processing Medicare Part A (hospital) claims in California, Nevada and Hawaii, and home health and hospice claims for providers and Medicare beneficiaries in California, Nevada, Hawaii, Arizona, Oregon, Idaho, Washington and Alaska. This action does not affect the Company's offering of Medicare risk HMO and Medicare supplement products. In addition, the Company does not anticipate any material effect on the results of operations, cash flows or financial position.

5.   EARNINGS PER SHARE

     The following is an illustration of the dilutive effect of the Company's potential common stock on earnings per share ("EPS"). There were no antidilutive securities in any of the periods presented.

(IN THOUSANDS EXCEPT PER SHARE DATA)                              Three Months Ended          Six Months Ended
                                                                       June 30,                   June 30,
                                                               -----------------------   ------------------------
                                                                   2000        1999         2000           1999
                                                               ----------   ----------   ----------    ----------
BASIC EARNINGS PER SHARE CALCULATION:
NUMERATOR
Income before cumulative effect of accounting change           $   83,667   $   71,079   $  163,311    $  142,189
Cumulative effect of accounting change, net of tax                     --           --           --       (20,558)
                                                               ----------   ----------   ----------    ----------
Net Income                                                     $   83,667   $   71,079   $  163,311    $  121,631
                                                               ==========   ==========   ==========    ==========

DENOMINATOR
Weighted average shares outstanding                                62,197       67,606       62,520        67,433
                                                               ==========   ==========   ==========    ==========

EARNINGS PER SHARE
Income before cumulative effect of accounting change           $     1.35   $     1.05   $     2.61    $     2.11
Cumulative effect of accounting change, net of tax                     --           --           --         (0.31)
                                                               ----------   ----------   ----------    ----------
Net Income                                                     $     1.35   $     1.05   $     2.61    $     1.80
                                                               ==========   ==========   ==========    ==========

EARNINGS PER SHARE ASSUMING FULL DILUTION CALCULATION:
NUMERATOR
Income before cumulative effect of accounting change           $   83,667   $   71,079   $  163,311    $  142,189
Interest expense on zero coupon convertible
  subordinated debentures, net of tax                                 470           --          940            --
                                                               ----------   ----------   ----------    ----------
Adjusted income before cumulative effect of accounting             84,137       71,079      164,251       142,189
change
Cumulative effect of accounting change, net of tax                     --           --      (20,558)
                                                               ----------   ----------   ----------    ----------
Adjusted Net Income                                            $   84,137   $   71,079   $  164,251    $  121,631
                                                               ==========   ==========   ==========    ==========
DENOMINATOR
Weighted average shares outstanding                                62,197       67,606       62,520        67,433
Net effect of dilutive stock options                                  893        1,248          834         1,274
Assumed conversion of zero coupon convertible
  subordinated debentures                                           1,481           --        1,481            --
                                                               ----------   ----------   ----------    ----------
Fully diluted weighted average shares outstanding                  64,571       68,854       64,835        68,707
                                                               ==========   ==========   ==========    ==========
EARNINGS PER SHARE ASSUMING FULL DILUTION
Income before cumulative effect of accounting change           $     1.30   $     1.03   $     2.53    $     2.07
Cumulative effect of accounting change, net of tax                     --           --           --         (0.30)
                                                               ----------   ----------   ----------    ----------
Net Income                                                     $     1.30   $     1.03   $     2.53    $     1.77
                                                               ==========   ==========   ==========    ==========

6.   COMPREHENSIVE INCOME

     The following summarizes comprehensive income reclassification adjustments for the six months ended June 30, 2000, included in the statement of changes in stockholders' equity:

                                                                                 June 30,
(IN THOUSANDS)                                                                    2000
                                                                               ----------
Holding gain on investment securities arising during the period
(net of tax expense of $11,786)                                                $   18,434
Holding loss related to foreign exchange transactions
(net of tax benefit of $2,898)
                                                                                      170
Add:
  Reclassification adjustment for realized loss on investment securities
  (net of tax benefit of $3,826)
                                                                                   (5,985)
  Reclassification adjustment  related to foreign exchange gain on investment securities (net of tax expense of $2,557)
                                                                                     (702)
                                                                               ----------

Net gain recognized in other comprehensive income
(net of tax expense of $7,619)                                                 $   11,917
                                                                               ==========

7.   NEW PRONOUNCEMENTS

     In June 1998, the Financial Accounting Standards Board (the "FASB") issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS No. 133"). SFAS No. 133, as amended by SFAS No. 138 establishes the accounting and reporting standards for derivative instruments and for hedging activities. Upon adoption of SFAS No. 133, all derivatives must be recognized on the balance sheet at their then fair value. Any deferred gains and losses remaining on the balance sheet under previous hedge-accounting rules must be removed from the balance sheet and all hedging relationships must be designated anew and documented pursuant to the new accounting. The new standard will be effective in the first quarter of 2001. The Company is presently assessing the presentation and effect of SFAS No. 133 on the financial statements of the Company.

     In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" ("SAB 101"). SAB 101 provides guidance on revenue recognition and related disclosures. SAB 101 is effective no later than the fourth fiscal quarter beginning after December 15, 1999. The Company believes that SAB 101 has no effect on its current revenue recognition policies and related disclosures.

8.   CONTINGENCIES

     From time to time in the ordinary course of business, the Company and certain of its subsidiaries are parties to various legal proceedings, many of which involve claims for coverage. The Company, like HMOs and health insurers generally, excludes certain health care services from coverage under its HMO, PPO and other plans. The Company is, in its ordinary course of business, subject to the claims of its enrollees arising out of decisions to restrict treatment or reimbursement for certain services. The loss of even one such claim, if it results in a significant punitive damage award, could have a material adverse effect on the Company. In addition, the risk of potential liability under punitive damage theories may increase significantly the difficulty of obtaining reasonable settlements of coverage claims.

     In June 2000, the California Medical Association filed a lawsuit in U.S. district court in San Francisco against the Company's subsidiary, Blue Cross of California ("BCC"). The lawsuit alleges that BCC violated the federal Racketeering Influenced and Corrupt Organizations Act through various misrepresentations to and inappropriate actions against health care providers. In late 1999, a number of class-action lawsuits were brought against several of the Company's competitors alleging, among other things, various misrepresentations regarding their health plans and breaches of fiduciary obligations to health plan members. The Company has not yet been made a party to any of such member lawsuits. The financial and operational impact that these and other evolving theories of recovery will have on the managed care industry generally, or the Company in particular, is at present unknown.

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

     The following tables present segment information for the Large Employer Group and Individual and Small Employer Group for the three and six months ended June 30, 2000 and 1999, respectively.

QUARTER ENDED JUNE 30, 2000

                                                             Individual &
                                                Large          Small        Corporate
                                              Employer        Employer          &
                                                Group           Group          Other        Consolidated
                                             ------------    ------------   ------------    ------------
(IN THOUSANDS)
Premium revenue                              $  1,237,531    $    760,490   $    134,657    $  2,132,678
Management services revenue                        93,607             692         16,620         110,919
                                             ------------    ------------   ------------    ------------
Total revenue from external customers           1,331,138         761,182        151,277       2,243,597
Intercompany revenues                              (5,207)            750          4,457              --

Segment income                               $     58,186    $     43,435   $    (17,954)   $     83,667
                                             ============    ============   ============    ============

Segment assets                               $  2,158,391    $  1,041,934   $  1,768,731    $  4,969,056
                                             ============    ============   ============    ============


QUARTER ENDED JUNE 30, 1999

                                                             Individual &
                                                Large          Small        Corporate
                                              Employer        Employer          &
                                                Group           Group          Other        Consolidated
                                             ------------    ------------   ------------    ------------
(IN THOUSANDS)
Premium revenue                              $    969,036    $    623,960   $    115,759    $  1,708,755
Management services revenue                        88,205           1,115         15,441         104,761
                                             ------------    ------------   ------------    ------------
Total revenue from external customers           1,057,241         625,075        131,200       1,813,516
Intercompany revenues                               3,567          (2,669)          (898)             --

Segment income                               $     43,347    $     26,710   $      1,022    $     71,079
                                             ============    ============   ============    ============

Segment assets                               $  2,293,132    $    902,396   $  1,221,725    $  4,417,253
                                             ============    ============   ============    ============

                           WELLPOINT HEALTH NETWORKS INC.
                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


9.   BUSINESS SEGMENT INFORMATION, CONTINUED

SIX MONTHS ENDED JUNE 30, 2000

                                                             Individual &
                                                Large          Small        Corporate
                                              Employer        Employer          &
                                                Group           Group          Other        Consolidated
                                             ------------    ------------   ------------    ------------
(IN THOUSANDS)
Premium revenue                              $  2,381,648    $  1,480,336   $    261,123    $  4,123,107
Management services revenue                       186,779           1,658         32,906         221,343
                                             ------------    ------------   ------------    ------------
Total revenue from external customers           2,568,427       1,481,994        294,029       4,344,450
Intercompany revenues                              (4,588)            500          4,088              --

Segment income                               $    113,452    $     92,322   $    (42,463)   $    163,311
                                             ============    ============   ============    ============


SIX MONTHS ENDED JUNE 30, 1999

                                                             Individual &
                                                Large          Small        Corporate
                                              Employer        Employer          &
                                                Group           Group          Other        Consolidated
                                             ------------    ------------   ------------    ------------
(IN THOUSANDS)
Premium revenue                              $  1,895,475    $  1,210,918   $    219,091    $  3,325,484
Management services revenue
                                                  187,544           2,988         28,667         219,199
                                             ------------    ------------   ------------    ------------
Total revenue from external customers           2,083,019       1,213,906        247,758       3,544,683

Intercompany revenues
                                                    7,270             500         (7,770)             --
Segment income before cumulative
  effect of accounting change                $     99,000    $     57,579   $    (14,390)   $    142,189
                                             ============    ============   ============    ============

                           WELLPOINT HEALTH NETWORKS INC.
                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

10.  PENDING TRANSACTION

On July 9, 1998, the Company entered into an Agreement and Plan of Merger (the "Merger Agreement") by and among the Company, Cerulean Companies, Inc. ("Cerulean") and Water Polo Acquisition Corp., a wholly owned subsidiary of the Company (the "Merger Sub"). Pursuant to the Merger Agreement, Cerulean will merge with and into Merger Sub (the "Merger"). Cerulean is the parent company of Blue Cross and Blue Shield of Georgia, Inc., which served approximately 1.8 million persons in the State of Georgia as of June 30, 2000. At the effective time of the Merger, the shareholders of Cerulean will receive WellPoint Common Stock with a market value of $500 million (subject to certain adjustments). Certain shareholders of Cerulean will have the option to receive cash in lieu of WellPoint Common Stock in the Merger, subject to a maximum aggregate limit of $225 million. The transaction is intended to qualify as a tax-free reorganization for Cerulean shareholders that elect to receive WellPoint Common Stock. In order to complete the transaction, the Company must obtain the approval of the Georgia Department of Insurance after a public hearing and Cerulean's shareholders must approve the transaction at a shareholder's meeting. The Company currently expects the transaction to be completed during the fourth quarter of 2000.

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

GENERAL

The Company is one of the nation's largest publicly traded managed health care companies. As of June 30, 2000, WellPoint had approximately 7.6 million medical members and approximately 34.3 million specialty members. The Company offers a broad spectrum of network-based managed care plans. WellPoint provides these plans to the large and small employer, individual and senior markets. The Company's managed care plans include HMOs, PPOs, POS plans, other hybrid plans and traditional indemnity plans. In addition, WellPoint offers managed care services, including underwriting, claims processing, actuarial services, network access and medical cost management. The Company also provides a broad array of specialty and other products, including pharmacy, dental, utilization management, life insurance, preventive care, disability insurance, behavioral health, COBRA and flexible benefits account administration. The Company markets its products in California under the name Blue Cross of California and outside of California under the name UNICARE. Historically, the Company's primary market for managed care products has been California. The Company holds the exclusive right in California to market its products under the Blue Cross name and mark.

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

As a result of the GBO and MMHD acquisitions, the Company has significantly expanded its operations outside of California. In order to integrate its acquired businesses and implement the Company's regional expansion strategy, the Company has, and will need to continue to develop satisfactory networks of hospitals, physicians and other health care service providers, develop distribution channels for its products and successfully convert acquired books of business to the Company's existing information systems, which will require continued investments by the Company.

In response to rising medical and pharmacy costs the Company has from time to time implemented premium increases with respect to certain of its products. The Company will continue to evaluate the need for further premium increases, plan design changes and other appropriate actions in the future in order to maintain or restore profit margins. There can be no assurances, however, that the Company will be able to take subsequent pricing or other actions or that any actions previously taken or implemented in the future will be successful in addressing any concerns that may arise with respect to the performance of certain businesses.

ACQUISITION OF RUSH PRUDENTIAL

On March 1, 2000, the Company completed its acquisition of Rush Prudential (See
Note 3 to the Consolidated Financial Statements). Rush Prudential offers a broad array of products and services ranging from HMO products to traditional PPO products. Rush Prudential has historically experienced a higher loss ratio than the Company's core business, which may result in an increase in the Company's overall loss ratio. The acquisition has more than doubled the Company's Illinois medical membership to nearly 600,000 members. The transaction, which was financed with cash from operations and debt from the Company's existing revolving credit facility, is valued at approximately $200 million, subject to certain post- closing adjustments. This acquisition was accounted for under the purchase method of accounting.

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

The Georgia Department of Insurance and Cerulean each filed motions with the Georgia Supreme Court for appeal of these orders and, on November 12, 1999, the Georgia Supreme Court transferred the appeals to the Georgia Court of Appeals, Georgia's intermediate level court. The Georgia Court of Appeals held oral arguments on the case on March 22, 2000. On June 29, 2000, the Georgia Court of Appeals reversed the September 23, 1999 decision of the Superior Court judge and affirmed the Georgia Department of Insurance's earlier denial of the plaintiffs' petition. On July 19, 2000, the plaintiffs filed a petition with the Georgia Supreme Court seeking to appeal the Georgia Court of Appeals' decision.

On August 1, 2000, the plaintiffs filed a motion in the Richmond County Superior Court seeking to enforce a purported settlement of the litigation with Cerulean. Cerulean has notified the plaintiffs in writing that it considers the claims in this motion to be frivolous and to constitute abusive litigation under Georgia law and that it intends to seek damages and attorney's fees against the plaintiffs, and their counsel if they do not withdraw the motion.

In order to complete the Merger, a number of conditions must be satisfied, including approval by the Georgia Department of Insurance after a public hearing, approval by Cerulean's shareholders and the absence of pending material litigation. The plaintiffs in the Richmond County litigation have been granted the right to intervene in the public hearing as policyholders of Blue Cross Blue Shield of Georgia.

The Merger Agreement between the Company and Cerulean originally provided that either party could terminate the Merger Agreement if all conditions to closing were not satisfied on or before July 9, 1999. The Company and Cerulean have agreed to an extension of this date until December 31, 2000. The Company currently expect the transaction to be completed during the fourth quarter of 2000. However, if all of the conditions to closing have not been satisfied by the extended termination date and Cerulean and WellPoint have not mutually agreed to a further extension of the termination date, then either WellPoint or Cerulean could elect to terminate the Merger Agreement.

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

The Company's consolidated results of operations for the three months ended June 30, 2000 include a full three months of earnings for Rush Prudential. The Company's consolidated results of earnings for the six months ended June 30, 2000 include the results of Rush Prudential from March 1, 2000, the date of its acquisition.

The following table sets forth selected operating ratios. The loss ratio for health care services and other benefits is shown as a percentage of premium revenue. All other ratios are shown as a percentage of premium revenue and management services revenue combined.



                                                   Three Months Ended                      Six Months Ended
                                                        June 30,                               June 30,
                                          -------------------------------------  -------------------------------------
                                                2000                1999               2000                1999
                                          -----------------   -----------------  -----------------   -----------------
Operating Revenues:
  Premium revenue                                    95.1%               94.2%              94.9%               93.8%
  Management services revenue                         4.9%                5.8%               5.1%                6.2%
                                          -----------------   -----------------  -----------------   -----------------
                                                    100.0%              100.0%             100.0%              100.0%
Operating Expenses:
  Health care services and other
    benefits (loss ratio)                            80.8%               80.9%              80.9%               80.9%
  Selling expense                                     4.3%                4.3%               4.4%                4.4%
  General and administrative expense                 13.8%               14.5%              14.0%               14.6%


MEMBERSHIP

The following table sets forth membership data and the percent change in membership:


MEDICAL MEMBERSHIP (A) (B) (C):

                                                            As of June  30,
                                                     -------------------------------         Percent
                                                         2000             1999                Change
                                                     --------------   --------------        ----------
Large Employer Group (d)
  California
    HMO                                                  1,721,826        1,543,940             11.5%
    PPO and Other                                        1,893,291        1,630,206             16.1%
                                                     --------------   --------------
      Total California                                   3,615,117        3,174,146             13.9%
                                                     --------------   --------------
  Texas                                                    183,546          167,936              9.3%
  Georgia                                                   42,339           53,230            -20.5%
  Illinois                                                 463,064          242,195             91.2%
  Other States                                           1,171,861        1,314,072            -10.8%
                                                     --------------   --------------
      Total Large Employer Group                         5,475,927        4,951,579             10.6%
                                                     --------------   --------------

Individual and Small Employer Group
  California
    HMO                                                    347,208          350,492             -0.9%
    PPO and Other                                        1,207,551        1,169,503              3.3%
                                                     --------------   --------------
      Total California                                   1,554,759        1,519,995              2.3%
                                                     --------------   --------------
  Texas                                                    173,479          130,195             33.2%
  Georgia                                                   28,906           26,210             10.3%
  Illinois                                                  60,033           33,109             81.3%
  Other States                                             102,171          126,998            -19.5%
                                                     --------------   --------------
      Total Individual and Small Employer Group          1,919,348        1,836,507              4.5%
                                                     --------------   --------------
Senior (e)
  California
    HMO                                                     32,953           22,460             46.7%
    PPO and Other                                          170,953          165,581               3.2%
                                                     --------------   --------------
      Total California                                     203,906          188,041              8.4%
                                                     --------------   --------------
  Texas (f)                                                    223           23,518            -99.1%
  Georgia                                                      788              423             86.3%
  Illinois                                                   9,114            2,244            306.1%
  Other States                                               8,467           12,144            -30.3%
                                                     --------------   --------------
      Total Senior                                         222,498          226,370             -1.7%
                                                     --------------   --------------
Total Medical Membership                                 7,617,773        7,014,456              8.6%
                                                     ==============   ==============

MEMBERSHIP BY NETWORK (G)
  Proprietary Networks                                   5,904,555        5,038,295             17.2%
  Affiliate Networks                                     1,057,781        1,180,750            -10.4%
  Non-Network                                              655,437          795,411            -17.6%
                                                     --------------   --------------
TOTAL MEDICAL MEMBERSHIP                                 7,617,773        7,014,456              8.6%
                                                     ==============   ==============

MANAGEMENT SERVICES MEMBERSHIP
  California                                             1,259,587        1,086,790             15.9%
  Other States                                           1,246,918        1,384,584             -9.9%
                                                     --------------   --------------
TOTAL MANAGEMENT SERVICES MEMBERSHIP                     2,506,505        2,471,374              1.4%
                                                     ==============   ==============


(a) Membership numbers are approximate and include some estimates based upon the number of contracts at the relevant date and an actuarial estimate of the number of members represented by the contract.
(b) Classification between states for employer groups is determined by the zip code of the subscriber.
(c) Medical membership includes management services members which are primarily included in the Large Employer Group segment.

(d) Large Employer Group membership includes 746,321 and 594,661 state-sponsored programs members as of June 30, 2000 and 1999, respectively.
(e) Senior membership includes members covered under both Medicare risk and Medicare supplement products.
(f) In the fourth quarter of 1999, the Company's UNICARE Life & Health Insurance Company made a strategic decision to discontinue its offering of Medicare supplement products primarily in the state of Texas.
(g) Proprietary networks consist of California, Texas and other WellPoint-developed networks. Affiliate networks consist of third-party networks and networks owned by the Company as a result of acquisitions that incorporate provider discounts and some basic managed care elements. Non-network consists of fee for service and percentage-of-billed charges contracts with providers.

SPECIALTY MEMBERSHIP


                                      As of June 30,
                             ---------------------------------      Percent
                                 2000               1999             Change
                             --------------    ---------------   ---------------
Pharmacy                        25,125,427         20,463,928             22.8%

Dental                           2,223,465          2,528,406            -12.1%

Utilization Management           2,124,169          2,687,303            -20.9%

Life                             2,025,181          2,068,316             -2.0%

Disability                         564,030            623,528             -9.5%

Behavioral Health                2,285,920          2,036,256             12.3%



COMPARISON OF RESULTS FOR THE SECOND QUARTER 2000 TO THE SECOND QUARTER 1999

The following table depicts premium revenue by business segment:


(IN THOUSANDS)                                        Three Months Ended June 30,
                                                       2000                 1999
                                               -------------------  -------------------
Large Employer Group                                  $ 1,237,531           $  969,036
Individual and Small Employer Group                       760,490              623,960
Other                                                     134,657              115,759
                                               -------------------  -------------------
Consolidated                                          $ 2,132,678          $ 1,708,755
                                               ===================  ===================



Premium revenue increased 24.8%, or $423.9 million, to $2,132.7 million for the three months ended June 30, 2000 from $1,708.8 million for the three months ended June 30, 1999. The overall increase was due to an increase in insured member months of 13.0% in the Large Employer Group and Individual and Small Employer Group business segments, in addition to the implementation of premium increases in both segments.

COMPARISON OF RESULTS FOR THE SECOND QUARTER 2000 TO THE SECOND QUARTER 1999, CONTINUED

The following table depicts management services revenue by business segment:


      (IN THOUSANDS)                                          Three Months Ended June 30,
                                                               2000                 1999
                                                       -------------------  --------------------
      Large Employer Group                                    $  93,607             $  88,205
      Individual and Small Employer Group                           692                 1,115
      Other                                                      16,620                15,441
                                                       -------------------  --------------------
      Consolidated                                           $  110,919            $  104,761
                                                       ===================  ====================


Management services revenue increased approximately $6.2 million to $110.9 million for the three months ended June 30, 2000 from $104.8 million for the three months ended June 30, 1999. The change is primarily due to an increase in insured member months of approximately 1.0%, in addition to the implementation of price increases, partially offset by attrition related to previously acquired businesses which had experienced higher per member per month rates than the Company's other businesses.

Investment income was $45.2 million for the three months ended June 30, 2000 compared to $43.3 million for the three months ended June 30, 1999, an increase of $1.9 million. Net realized losses on investment securities totaled $6.0 million for the three months ended June 30, 2000 in comparison to $4.2 million for the three months ended June 30, 1999. Net interest and dividend income increased $10.9 million to $51.0 million for the three months ended June 30, 2000, in comparison to $48.6 million for the three months ended June 30, 1999. This increase was primarily due to higher average investment balances and yields for debt securities in 2000 versus 1999 (See "--Liquidity and Capital Resources").

The loss ratio attributable to managed care and related products for the three months ended June 30, 2000 decreased to 80.8% compared to 80.9% for the three months ended June 30, 1999. The slight decline was due primarily to the effect of price increases primarily within the Individual and Small Employer Group business segment, offset by growth in the Company's Large Employer Group business segment which has historically experienced a higher loss ratio than the Company's individual and small employer group business.

Selling expense consists of commissions paid to outside brokers and agents representing the Company. The selling expense ratio remained unchanged at 4.3% for the three months ended June 30, 2000 compared to the three months ended June 30, 1999.

The administrative expense ratio decreased to 13.8% for the three months ended June 30, 2000 from 14.5% for the three months ended June 30, 1999. The overall decline is primarily attributable to savings from the consolidation of various regional offices outside of California, the integration of information systems centers related to acquired businesses on the Company's information systems platform, a reduction in Year 2000 expense from 1999 levels in addition to economies of scale associated with premium revenue growth in relation to fixed corporate administrative expenses.

COMPARISON OF RESULTS FOR THE SECOND QUARTER 2000 TO THE SECOND QUARTER 1999, CONTINUED

Interest expense increased $1.3 million for the three months ended June 30, 2000 compared to the three months ended June 30, 1999. The increase in interest expense was related to the higher average debt balance in 2000 compared to 1999, which was partially offset by a decrease in the effective interest rate due to the issuance of the Company's Zero Coupon Convertible Subordinated Debentures (the "Debentures") in July 1999. The weighted average interest rate for all debt for the three months ended June 30, 2000, including the fees associated with the Company's borrowings and interest rate swap agreements, was 6.5%.

The Company's income before the cumulative effect of accounting change for the three months ended June 30, 2000 was $83.7 million, compared to $71.1 million for the three months ended June 30, 1999. Earnings per share before the cumulative effect of accounting change totaled $1.35 and $1.05 for the three months ended June 30, 2000 and 1999, respectively. Earnings per share before the cumulative effect of accounting change assuming full dilution totaled $1.30 and $1.03 for the three months ended June 30, 2000 and 1999, respectively.

Earnings per share for the three months ended June 30, 2000 is based upon weighted average shares outstanding of 62.2 million, excluding potential common stock, and 64.6 million shares, assuming full dilution. Earnings per share for the three months ended June 30, 1999 is based on 67.6 million shares, excluding potential common stock, and 68.9 million shares, assuming full dilution. For the three months ended June 30, 2000, the decrease in weighted average shares outstanding primarily relates to the effect of the repurchase of approximately
6.2 million treasury shares during the twelve months ended June 30, 1999. For weighted average shares outstanding assuming full dilution, the decline was partially offset by the impact of the assumed conversion of the Debentures.

COMPARISON OF RESULTS FOR THE SIX MONTHS ENDED JUNE 30, 2000 TO THE SIX MONTHS ENDED JUNE 30, 1999

The following table depicts premium revenue by business segment:



     (IN THOUSANDS)                                        Six Months Ended June 30,
                                                           2000                 1999
                                                    -------------------  -------------------
     Large Employer Group                                  $ 2,381,648         $  1,895,475
     Individual and Small Employer Group                     1,480,336            1,210,918
     Other                                                     261,123              219,091
                                                    -------------------  -------------------
     Consolidated                                          $ 4,123,107          $ 3,325,484
                                                    ===================  ===================

Premium revenue increased 24.0%, or $797.6 million, to $4,123.1 million for the six months ended June 30, 2000 from $3,325.5 million for the six months ended June 30, 1999. The overall increase was due to an increase in insured member months of 11.6% in the Large Employer Group and Individual and Small Employer Group business segments, in addition to the implementation of premium increases in both segments.

COMPARISON OF RESULTS FOR THE SIX MONTHS ENDED JUNE 30, 2000 TO THE SIX MONTHS ENDED JUNE 30, 1999, CONTINUED

The following table depicts management services revenue by business segment:


     (IN THOUSANDS)                                        Six Months Ended June 30,
                                                           2000                 1999
                                                    -------------------  --------------------
     Large Employer Group                                   $  186,779            $  187,544
     Individual and Small Employer Group                         1,658                 2,988
     Other                                                      32,906                28,667
                                                    -------------------  --------------------
     Consolidated                                           $  221,343            $  219,199
                                                    ===================  ====================


Management services revenue increased approximately $2.1 million to $221.3 million for the six months ended June 30, 2000 from $219.2 million for the six months ended June 30, 1999. The change is primarily due to an increase in insured member months of approximately 0.5%, in addition to the implementation of price increases, partially offset by attrition related to previously acquired businesses which had experienced higher per member per month rates than the Company's other businesses.

Investment income was $89.6 million for the six months ended June 30, 2000 compared to $83.3 million for the six months ended June 30, 1999, an increase of $6.3 million. Net realized losses on investment securities totaled $11.2 million for the six months ended June 30, 2000 in comparison to $3.2 million for the six months ended June 30, 1999. Net interest and dividend income increased $10.9 million to $100.0 million for the three months ended June 30, 2000, in comparison to $89.1 million for the six months ended June 30, 1999. This increase was primarily due to higher average investment balances and yields for debt securities in 2000 versus 1999 (See "--Liquidity and Capital Resources").

The loss ratio attributable to managed care and related products for the six months ended June 30, 2000 remained unchanged at 80.9% for the six months ended June 30, 2000 and 1999.

The selling expense ratio remained unchanged at 4.4% for the six months ended June 30, 2000 compared to the six months ended June 30, 1999.

The administrative expense ratio decreased to 14.0% for the six months ended June 30, 2000 from 14.6% for the six months ended June 30, 1999. The overall decline is primarily attributable to savings from the consolidation of various regional offices outside of California, the integration of information systems centers related to acquired businesses on the Company's information systems platform, a reduction in Year 2000 expense from 1999 levels in addition to economies of scale associated with premium revenue growth in relation to fixed corporate administrative expenses.

Interest expense increased $0.8 million for the six months ended June 30, 2000 compared to the six months ended June 30, 1999. The increase in interest expense was related to the higher average debt balance in 2000 compared to 1999, which was partially offset by a decrease in the effective interest rate due to the issuance of the Company's Debentures in July 1999. The weighted average interest rate for all debt for the six months ended June 30, 2000, including

COMPARISON OF RESULTS FOR THE SIX MONTHS ENDED JUNE 30, 2000 TO THE SIX MONTHS ENDED JUNE 30, 1999, CONTINUED


the fees associated with the Company's borrowings and interest rate swap agreements, was 6.4%.

Effective January 1, 1999, the Company changed its method of accounting for start-up costs related to the Company's provider network development. The cumulative effect of this change of $20.6 million, after tax, is reflected in the results of operations for the six months ended June 30, 1999. The Company's income before the cumulative effect of accounting change for the six months ended June 30, 2000 was $163.3 million, compared to $142.2 million for the six months ended June 30, 1999. Earnings per share before the cumulative effect of accounting change totaled $2.61 and $2.11 for the six months ended June 30, 2000 and 1999, respectively. Earnings per share before the cumulative effect of accounting change assuming full dilution totaled $2.53 and $2.07 for the six months ended June 30, 2000 and 1999, respectively.

Earnings per share for the six months ended June 30, 2000 is based upon weighted average shares outstanding of 62.5 million, excluding potential common stock, and 64.8 million shares, assuming full dilution. Earnings per share for the six months ended June 30, 1999 is based on 67.4 million shares, excluding potential common stock, and 68.7 million shares, assuming full dilution. For the six months ended June 30, 2000, the decrease in weighted average shares outstanding primarily relates to the effect of the repurchase of approximately 6.2 million treasury shares during the twelve months ended June 30, 1999. For weighted average shares outstanding assuming full dilution, the decline was partially offset by the impact of the assumed conversion of the Debentures.

FINANCIAL CONDITION

The Company's consolidated assets increased by $375.9 million, or 8.2%, from $4,593.2 million as of December 31, 1999 to $4,969.1 million as of June 30, 2000. The increase in total assets was primarily due to an increase in goodwill totaling $171.9 million related to the purchase of Rush Prudential, an increase in receivables related to the timing of certain large customer payments, and growth in cash and investments primarily as a result of operating cash flow. The Company is currently in the process of completing the final asset valuation in connection with the Rush Prudential acquisition and, as a result, the allocation of the purchase price between goodwill and identifiable intangible assets was preliminary as of June 30, 2000. Cash and investments totaled $3.3 billion as of June 30, 2000, or 66.7% of total assets.

Overall claims liabilities increased $167.0 million, or 11.2%, from $1,491.2 million as of December 31, 1999 to $1,658.2 million as of June 30, 2000. This increase is primarily due to an increase in insured membership from December 31, 1999 to June 30, 2000 of approximately 8.9% in the Company's Large Employer Group and Individual and Small Employer Group business segments.

As of June 30, 2000, the Company's long-term indebtedness was $399.4 million, of which $149.4 million was related to the Company's Debentures and $250.0 million was related to the Company's revolving credit facility. As of December 31, 1999, the Company's long-term indebtedness was $347.9 million, of which $200.0 million was outstanding under the Company's revolving credit facility.

Stockholders' equity totaled $1,394.0 million as of June 30, 2000, an increase of $81.3 million from $1,312.7 million as of December 31, 1999. The increase was primarily due to net income of $163.3 million for the six months ended June 30, 2000, an increase in net unrealized gains on investment securities, net of tax, of $11.9 million and $44.2 million of stock issuances under the Company's stock option/purchase plans. These increases were partially offset by stock repurchases made during 2000 totaling $122.2 million, funded primarily from income from operations. In addition, the Company experienced net losses on the reissuance of the Company's Common Stock from treasury of $15.9 million.

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

The Company generally receives premium revenue in advance of anticipated claims for related health care services and other benefits. The Company's investment policies are designed to provide liquidity, preserve capital and maximize yield. Cash and investment balances maintained by the Company are sufficient to meet applicable regulatory financial stability and net worth requirements, including license requirements of the Blue Cross Blue Shield Association. As of June 30, 2000, the Company's investment portfolio consisted primarily of investment grade fixed maturity securities.

Net cash flow provided by operating activities was $238.1 million for the six months ended June 30, 2000, compared with $224.1 million for the six months ended June 30, 1999. Cash flow from operations for the six months ended June 30, 2000 was due primarily to income before the cumulative effect of accounting change of $163.3 million, increases in medical claims payable of $100.3 million related to the growth of insured members and the timing of other operating liability payments, and increases in unearned premiums of $32.6 million. These items were partially offset by an increase in accounts receivable of $68.0 million, which was primarily related to the timing of collection of large customer receivables in the normal course of business, and a decline in income taxes payable of $62.8 million primarily related to tax payments made during the second quarter of 2000.

Net cash used in investing activities for the six months ended June 30, 2000 totaled $356.0 million, compared with $318.7 million for the six months ended June 30, 1999. The cash used in 2000 was attributable primarily to the purchase of investments of $2.2 billion and the purchase of property, plant and equipment, net of sales proceeds, of $20.4 million. In addition, during the six months ended June 30, 2000, net cash used in investing activities was affected by the purchase of Rush Prudential for approximately $206.1 million less acquired cash of

$63.2 million. These items were partially offset by the proceeds from investments sold and matured of $2.0 billion.

Net cash used in financing activities totaled $43.9 million for the six months ended June 30, 2000, compared to net cash provided by financing activities totaling $29.6 million for the six months ended June 30, 1999. Net cash used in financing activities during the six months ended June 30, 2000 was primarily affected by an increase in indebtedness of $150.0 million under the Company's revolving credit facility, partially offset by the repayment of $100.0 million under the same facility. In addition, the Company repurchased 1.9 million shares of the Company's Common Stock for an aggregate $122.2 million and issued Common Stock for an aggregate of $28.3 million pursuant to the Company's stock incentive and employee stock purchase programs.

The Company has a $1.0 billion unsecured revolving credit facility. Borrowings under the credit facility bear interest at rates determined by reference to the bank's base rate or to the London Interbank Offered Rate ("LIBOR") plus a margin determined by reference to the Company's leverage ratio (as defined in the credit agreement) or the then-current rating of the Company's unsecured long-term debt by specified rating agencies. Borrowings under the credit facility are made on a committed basis or pursuant to an auction-bid process. The credit facility expires as of May 15, 2002, although it may be extended for an additional one-year period under certain circumstances. The credit agreement requires the Company to maintain certain financial ratios and contains restrictive covenants, including restrictions on the occurrence of additional indebtedness and the granting of certain liens, limitations on acquisitions and investments and limitations on changes in control. The total amount outstanding under the credit facility was $250 million as of June 30, 2000 and $200 million as of December 31, 1999. The weighted average interest rate, including associated fees and the Company's interest rate swap agreements, for the six months ended June 30, 2000 was 7.9%.

As part of a hedging strategy, the Company has entered into interest rate swap agreements in order to reduce the volatility of interest expense resulting from changes in interest rates. As of June 30, 2000, the Company had entered into $200 million of floating to fixed rate swap agreements, which consists of a $150 million notional amount swap agreement at 6.99% and a $50 million notional amount swap agreement at 7.06%.

The Company has entered into foreign currency forward exchange contracts for each of the fixed maturity securities on hand as of June 30, 2000 denominated in foreign currencies in order to hedge asset positions with respect to these securities. The unrealized gains and losses from such forward exchange contracts are reflected in accumulated other comprehensive income. In addition, the Company has entered into forward exchange contracts to hedge the foreign currency risk between the trade date and the settlement date when a foreign-currency denominated bond is purchased. Gains and losses from these contracts are recognized in income.

Certain of the Company's subsidiaries are required to maintain minimum capital requirements prescribed by various regulatory agencies, including the California Department of Managed Health Care, and the Departments of Insurance in California and various other states. As of

June 30, 2000, those subsidiaries of the Company were in compliance with all minimum capital requirements.

In July 1996, the Company filed a registration statement relating to the issuance of $1.0 billion of senior or subordinated unsecured indebtedness. As of June 30, 2000, no indebtedness had been issued pursuant to this registration statement.

The Company believes that cash flow generated by operations, and its cash and investment balances, supplemented by the Company's ability to borrow under its existing revolving credit facility or through public or private financing sources will be sufficient to fund continuing operations and expected capital requirements (including the proposed Merger with Cerulean) for the foreseeable future.

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

The Company's operations are subject to substantial regulation by Federal, state and local agencies in all jurisdictions in which the Company operates. Many of these agencies have increased their scrutiny of managed health care companies in recent periods or are expected to increase their scrutiny as newly passed legislation becomes effective. From time to time, the Company and its subsidiaries receive requests for information from regulatory agencies or are notified that such agencies are conducting reviews, investigations or other proceedings with respect to certain of the Company's activities. The Company also provides insurance products to Medi-Cal beneficiaries in various California counties under contracts with the California Department of Health Services (or delegated local agencies) and provides administrative services to the Health Care Finance Administration ("HCFA") in various capacities. There can be no assurance that acting as a government contractor in these circumstances will not increase the risk of heightened scrutiny by such government agencies or that such scrutiny will not have a material adverse effect on the Company, either through negative publicity about the Company or through an adverse impact on the Company's results of operations. In addition, profitability from this business may be adversely affected through inadequate premium rate increases due to governmental budgetary issues. Future actions by any regulatory agencies may have a material adverse effect on the Company's business.

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

The Company and certain of its subsidiaries are subject to capital requirements by the California Department of Managed Health Care, various other state departments of insurance and the Blue Cross Blue Shield Association. Although the Company believes that it is currently in compliance with all applicable requirements, there can be no assurances that such requirements will not be increased in the future.

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

In June 2000, the California Medical Association filed a lawsuit in U.S. district court in San Francisco against the Company's subsidiary, Blue Cross of California ("BCC"). The lawsuit alleges that BCC violated the federal Racketeering Influenced and Corrupt Organizations Act through various misrepresentations to and inappropriate actions against health care providers. In late 1999, a number of class-action lawsuits were brought against several of the Company's competitors alleging, among other things, various misrepresentations regarding their health plans and breaches of fiduciary obligations to health plan members. The Company has not yet been made a party to any of such member lawsuits. The financial and operational impact that these and other evolving theories of recovery will have on the managed care industry generally, or the Company in particular, is at present unknown.

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

With respect to the risk-sharing nature of products, managed care products that involve greater potential risk to the Company generally tend to be more profitable than management services products and those managed care products where the Company is able to shift risks to employer groups. Individuals and small employer groups are more likely to purchase the Company's higher-risk managed care products because such purchasers are generally unable or unwilling to bear greater liability for health care expenditures. Typically, government-sponsored programs involve the Company's higher risk managed care products. Over the past few years, the Company has experienced a slight decline in margins in its higher risk managed care products and to a lesser extent on its lower-risk managed care and management services products. This decline is primarily attributable to product mix change, product design, competitive pressure and greater regulatory restrictions applicable to the small employer group market. From time to time, the Company has implemented price increases in certain of its managed care businesses. While these price increases are intended to improve profitability, there can be no assurance that this will occur. Subsequent unfavorable changes in the relative profitability between the Company's various products could have a material adverse effect on the Company's results of operations and on the continued merits of the Company's geographic expansion strategy.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes in market risk from that disclosed in the Company's Annual Report on Form 10-K for the year ended December 31, 1999.

PART II  OTHER INFORMATION

ITEM 4. Submission of Matters to a Vote of Securityholders

On May 9, 2000, the annual meeting of stockholders of the Company was held. The agenda items for such meeting are shown below along with the vote of the Company's Common Stock with respect to such agenda items.

1. Election of three Class I Directors to serve until the 2003 Annual Meeting of Stockholders or the election of their successors.

                  Nominee: Roger E. Birk
                           Votes FOR: 57,629,610
                           Votes WITHHELD AUTHORITY: 571,902

                  Nominee: Sheila P. Burke
                           Votes FOR: 57,631,964
                           Votes WITHHELD AUTHORITY: 569,548

                  Nominee: Elizabeth A. Sanders
                           Votes FOR: 57,632,189
                           Votes WITHHELD AUTHORITY: 569,323

The terms of W. Toliver Besson, Stephen L. Davenport, Julie A. Hill and Leonard
D. Schaffer continued after the meeting.

2. Proposal to approve an amendment and restatement of the Company's Employee Stock Purchase Plan.

                  Votes FOR:                          50,215,176
                  Votes AGAINST:                       7,676,721
                  Votes ABSTAIN:                         309,615
                  Broker non-votes:                            0

3. Ratification of the selection of PricewaterhouseCoopers LLP as the Company's independent public accountants for the fiscal year ending December 31, 2000.

                  Votes FOR:                            58,049,811
                  Votes AGAINST:                            27,042
                  Votes ABSTAIN:                           124,359
                  Broker non-votes:                              0

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

          10.01 Amendment No. 1 to the Special Executive Retirement Plan for Leonard D. Schaeffer.

          10.02 WellPoint Health Networks Inc. Supplemental Executive Retirement Plan.

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


                                   WELLPOINT HEALTH NETWORKS INC.
                                   Registrant


Date: August 11, 2000              By:  \s\ LEONARD D. SCHAEFFER
                                      --------------------------------------
                                      Leonard D. Schaeffer
                                      Chairman of the Board of Directors
                                      and Chief Executive Officer



Date: August 11, 2000             By:  \s\ DAVID C. COLBY
                                      --------------------------------------
                                      David C. Colby
                                      Executive Vice President
                                      and Chief Financial Officer



Date: August 11, 2000             By:  \s\ KENNETH C. ZUREK
                                      --------------------------------------
                                      Kenneth C. Zurek
                                      Senior Vice President, Controller
                                      and Taxation