Form 10-Q
period 2000-09-30
WELLPOINT HEALTH NETWORKS INC /DE/
filed 2000-11-14
CIK 1013220

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q
       (Mark One)

     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2000

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

        Registrant's telephone number, including area code (818) 234-4000

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

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

           TITLE OF EACH CLASS                  OUTSTANDING AT NOVEMBER 7, 2000
           -------------------                  -------------------------------
      Common Stock, $0.0l par value                    62,569,997 shares

                         WELLPOINT HEALTH NETWORKS INC.
     QUARTERLY REPORT ON FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2000
                                TABLE OF CONTENTS


PART I.  FINANCIAL INFORMATION                                                                          PAGE

    ITEM 1.       Financial Statements

                  Consolidated Balance Sheets as of September 30, 2000 and
                       December 31, 1999.................................................................. 1
                  Consolidated Income Statements for the Three and Nine Months
                       Ended September 30, 2000 and 1999.................................................. 2
                  Consolidated Statement of Changes in Stockholders' Equity
                       for the Nine Months Ended September 30, 2000....................................... 3
                  Consolidated Statements of Cash Flows for the
                       Nine Months Ended September 30, 2000 and 1999...................................... 4
                  Notes to Consolidated Financial Statements.............................................. 5

    ITEM 2.       Management's Discussion and Analysis of
                       Financial Condition and Results of Operations..................................... 13

    ITEM 3.       Quantitative and Qualitative Disclosures About Market Risk............................. 31


PART II.  OTHER INFORMATION

    ITEM 6.       Exhibits and Reports on Form 8-K....................................................... 32

        SIGNATURES  ......................................................................................34


PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                         WELLPOINT HEALTH NETWORKS INC.
                          Consolidated Balance Sheets
                                   (Unaudited)

(IN THOUSANDS, EXCEPT SHARE DATA)                               September 30,         December 31,
                                                                     2000                 1999
                                                                -------------         ------------
ASSETS
Current Assets:
   Cash and cash equivalents                                     $  408,826            $  505,014
   Investment securities, at market value                         2,948,277             2,645,372
   Receivables, net                                                 679,620               513,079
   Deferred tax assets                                               84,689                92,774
   Other current assets                                              65,116                59,725
                                                                -------------         ------------
      Total Current Assets                                        4,186,528             3,815,964
Property and equipment, net                                         140,378               125,917
Intangible assets, net                                              167,595                96,298
Goodwill, net                                                       392,228               307,647
Long-term investments, at market value                              112,624               108,280
Deferred tax assets                                                 117,169                84,063
Other non-current assets                                             54,138                55,065
                                                                -------------         ------------
         Total Assets                                            $5,170,660            $4,593,234
                                                                =============         ============
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
   Medical claims payable                                        $1,398,599            $1,142,183
   Reserves for future policy benefits                               58,787                57,435
   Unearned premiums                                                234,479               230,407
   Accounts payable and accrued expenses                            548,955               440,412
   Experience rated and other refunds                               232,926               223,066
   Income taxes payable                                              12,864                84,026
   Other current liabilities                                        422,698               349,757
                                                                -------------         ------------
      Total Current Liabilities                                   2,909,308             2,527,286
Accrued postretirement benefits                                      70,758                68,903
Reserves for future policy benefits, non-current                    269,020               291,626
Long-term debt                                                      400,108               347,884
Other non-current liabilities                                        41,623                44,835
                                                                -------------         ------------
      Total Liabilities                                           3,690,817             3,280,534
Stockholders' Equity:
   Preferred Stock - $0.01 par value, 50,000,000 shares
      authorized, none issued and outstanding                             -                     -
   Common Stock - $0.01 par value, 300,000,000 shares
      authorized, 71,390,971 issued at September 30, 2000
        and December 31, 1999                                           714                   714
   Treasury stock, at cost, 9,129,743 and 7,764,668 shares at
      September 30, 2000 and December 31, 1999, respectively       (585,636)             (481,331)
   Additional paid-in capital                                       970,809               955,016
   Retained earnings                                              1,077,968               854,642
   Accumulated other comprehensive income (loss)                     15,988               (16,341)
                                                                -------------         ------------
      Total Stockholders' Equity                                  1,479,843             1,312,700
                                                                -------------         ------------
         Total Liabilities and Stockholders' Equity              $5,170,660            $4,593,234
                                                                =============         ============

See the accompanying notes to the consolidated financial statements

                         WELLPOINT HEALTH NETWORKS INC.
                         Consolidated Income Statements
                                  (Unaudited)



(IN THOUSANDS, EXCEPT EARNINGS PER SHARE)
                                                          Three Months Ended September 30,   Nine Months Ended September 30,
                                                          --------------------------------   -------------------------------
                                                                2000            1999              2000            1999
                                                          ---------------   --------------   --------------   --------------
Revenues:
   Premium revenue                                        $   2,184,639     $ 1,744,255      $  6,307,746     $ 5,069,739
   Management services revenue                                  115,376         103,989           336,719         323,188
   Investment income                                             53,309          43,269           142,940         126,604
                                                          ---------------   --------------   --------------   --------------
                                                              2,353,324       1,891,513         6,787,405       5,519,531
Operating Expenses:
   Health care services and other benefits                    1,762,220       1,400,391         5,097,757       4,092,039
   Selling expense                                              101,313          85,263           290,825         240,882
   General and administrative expense                           324,658         269,245           932,052         786,520
                                                          ---------------   --------------   --------------   --------------
                                                              2,188,191       1,754,899         6,320,634       5,119,441
                                                          ---------------   --------------   --------------   --------------
Operating Income                                                165,133         136,614           466,771         400,090
   Interest expense                                               5,657           3,686            18,430          15,693
   Other expense, net                                            12,749           7,914            33,805          26,249
                                                          ---------------   --------------   --------------   --------------
Income before Provision for Income Taxes and Cumulative
   Effect of Accounting Change                                  146,727         125,014           414,536         358,148
   Provision for income taxes                                    57,223          48,781           161,721         139,726
                                                          ---------------   --------------   --------------   --------------
Income before Cumulative Effect of Accounting Change             89,504          76,233           252,815         218,422
Cumulative Effect of Accounting Change, net of tax                 --              --                --           (20,558)
                                                          ---------------   --------------   --------------   --------------
Net Income                                                $      89,504     $    76,233      $    252,815     $   197,864
                                                          ===============   ==============   ==============   ==============

Earnings Per Share
   Income before Cumulative Effect of Accounting Change   $        1.43     $      1.16      $       4.04     $      3.27
   Cumulative Effect of Accounting Change, net of tax              --              --                --             (0.31)
                                                          ---------------   --------------   --------------   --------------
   Net Income                                             $        1.43     $      1.16      $       4.04     $      2.96
                                                          ===============   ==============   ==============   ==============

Earnings Per Share Assuming Full Dilution
   Income before Cumulative Effect of Accounting Change   $        1.38     $      1.11      $       3.91     $      3.19
   Cumulative Effect of Accounting Change, net of tax              --              --                --             (0.30)
                                                          ---------------   --------------   --------------   --------------
   Net Income                                             $        1.38     $      1.11      $       3.91     $      2.89
                                                          ===============   ==============   ==============   ==============





      See the accompanying notes to the consolidated financial statements

                           WELLPOINT HEALTH NETWORKS INC.
            Consolidated Statement of Changes in Stockholders' Equity
                                  (Unaudited)

(IN THOUSANDS)

                                                           Common Stock
                                                 -------------------------------------                      Accumulated
                                                      Issued            In Treasury    Additional              Other
                                     Preferred   -----------------   -----------------  Paid-in    Retained Comprehensive
                                       Stock     Shares     Amount   Shares   Amount    Capital    Earnings    Income      Total
                                     ---------   ------     ------   ------  --------- ----------  --------   ---------  ----------
Balance as of December 31, 1999      $       -   71,391     $  714    7,765  $(481,331) $ 955,016  $854,642   $(16,341)  $1,312,700

Stock grants to employees and
 directors                                                              (14)       901                                          901
Stock issued for employee stock
 option and stock purchase plans                                     (1,104)    69,396     15,793                            85,189
Stock repurchased, at cost                                            2,483   (174,602)                                    (174,602)
Net losses from treasury stock
 reissued                                                                                           (29,489)                (29,489)
Comprehensive income
  Net income                                                                                        252,815                 252,815
  Other comprehensive income,
   net of tax
    Change in unrealized valuation
     adjustment on investment
     securities, net of
     reclassification adjustment                                                                                32,390       32,390
    Foreign currency adjustments,
     net of tax                                                                                                    (61)         (61)
                                                                                                   ---------  --------   -----------
Total comprehensive income                                                                           252,815    32,329      285,144
                                                                                                   ---------  --------   -----------

                                     ---------   ------     ------   ------  --------- ----------  ---------  --------  ----------
Balance as of September 30, 2000     $       -   71,391     $  714    9,130  $(585,636) $ 970,809 $1,077,968   $15,988  $ 1,479,843
                                     =========   ======     ======   ======  ========= ========== ==========  ========  ===========


       See the accompanying notes to the consolidated financial statements

                         WELLPOINT HEALTH NETWORKS INC.
                      Consolidated Statements of Cash Flows
                                   (Unaudited)

(IN THOUSANDS)                                                                   Nine Months Ended September 30,
                                                                                 -------------------------------
                                                                                      2000             1999
                                                                                      ----             ----
CASH FLOWS FROM OPERATING ACTIVITIES:
     Income before cumulative effect of accounting change                         $   252,815       $   218,422
     Adjustments to reconcile income before cumulative effect of accounting change to net cash provided by operating activities:
                Depreciation and amortization, net of accretion                        55,737            57,701
                Losses on sales of assets, net                                         14,972             8,200
                Provision (benefit) for deferred income taxes                         (12,252)           41,684
                Amortization of deferred gain on sale of building                      (3,320)           (3,320)
                Accretion of interest on zero coupon subordinated debentures            2,224             1,004
                (Increase) decrease in certain assets:
                     Receivables, net                                                (144,762)           (4,387)
                     Income taxes recoverable                                               -           179,585
                     Other current assets                                              (5,016)          (21,169)
                     Other non-current assets                                             727               926
                Increase (decrease) in certain liabilities:
                     Medical claims payable                                           178,879           130,570
                     Reserves for future policy benefits                              (21,254)          (23,578)
                     Unearned premiums                                                  3,807             2,454
                     Accounts payable and accrued expenses                             97,328            75,376
                     Experience rated and other refunds                                 9,860           (36,680)
                     Income taxes payable                                             (71,104)                -
                     Other current liabilities                                         25,668            13,716
                     Accrued postretirement benefits                                    1,855             3,925
                     Other non-current liabilities                                        692               287
                                                                                  -----------       -----------
                          Net cash provided by operating activities                   386,856           644,716
                                                                                  -----------       -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
     Investments purchased                                                         (2,731,253)       (2,502,604)
     Proceeds from investments sold and matured                                     2,491,508         2,072,059
     Property and equipment purchased                                                 (34,410)          (26,589)
     Proceeds from property and equipment sold                                          1,842               263
     Settlement of sales price for sale of Workers' Compensation business                   -            (6,733)
     Purchase of subsidiary, net of cash acquired                                    (142,730)                -
                                                                                  -----------       -----------
                          Net cash used in investing activities                      (415,043)         (463,604)
                                                                                  -----------       -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
     Proceeds from issuance of zero coupon subordinated convertible debentures              -           200,823
     Net borrowing of long-term debt under the revolving credit facility               50,000                 -
     Proceeds from issuance of common stock                                            56,601            33,352
     Common stock repurchased                                                        (174,602)         (182,130)
                                                                                  -----------       -----------
                          Net cash provided by (used in) financing activities         (68,001)           52,045
                                                                                  -----------       -----------
Net increase (decrease) in cash and cash equivalents                                  (96,188)          233,157
Cash and cash equivalents at beginning of period                                      505,014           410,875
                                                                                  -----------       -----------
Cash and cash equivalents at end of period                                        $   408,826       $   644,032
                                                                                  ===========       ===========

       See the accompanying notes to the consolidated financial statements

                         WELLPOINT HEALTH NETWORKS INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

1.   ORGANIZATION

     WellPoint Health Networks Inc. (the "Company" or "WellPoint") is one of the nation's largest publicly traded managed health care companies. As of September 30, 2000, WellPoint had approximately 7.7 million medical members and approximately 38.0 million specialty members. The Company offers a broad spectrum of network-based managed care plans. WellPoint provides these plans to the large and small employer, individual and senior markets. The Company's managed care plans include preferred provider organizations ("PPOs"), health maintenance organizations ("HMOs"), point-of-service ("POS") plans, other hybrid medical plans and traditional indemnity plans. In addition, the Company offers managed care services, including underwriting, actuarial services, network access, medical cost management and claims processing. The Company offers a continuum of managed health care plans while providing incentives to members and employers to select more intensively managed plans. The Company also provides a broad array of specialty and other products and services, including pharmacy, dental, utilization management, life insurance, preventive care, disability, behavioral health, COBRA and flexible benefits account administration.

2.   BASIS OF PRESENTATION

     The accompanying unaudited consolidated financial statements of WellPoint, in the opinion of management, reflect all material adjustments (which are of a normal recurring nature) necessary for the fair presentation of its financial position as of September 30, 2000, the results of its operations for the quarter and nine months ended September 30, 2000 and 1999, cash flows for the nine months ended September 30, 2000 and 1999 and its changes in stockholders' equity for the nine months ended September 30, 2000. The results of operations for the interim periods presented are not necessarily indicative of the operating results for the full year.

3.   ACQUISITION OF RUSH PRUDENTIAL

     On March 1, 2000, the Company completed its acquisition of Rush Prudential Health Plans ("Rush Prudential"). Rush Prudential offers a broad array of products and services ranging from HMO products to traditional PPO products. The acquisition has more than doubled the Company's current Illinois medical membership to over 530,000 members. Subsequent to the acquisition, the Rush Prudential name was changed to UNICARE Health Plans of the Midwest. The transaction, which was financed with both cash from operations and debt from the Company's existing revolving credit facility, is valued at approximately $204 million, subject to certain post-closing adjustments. This acquisition was accounted for under the purchase method of accounting. Cash of $104.0 million and debt totaling $100.0 million were used to purchase net assets with a fair value of approximately $20.6 million, resulting in goodwill totaling $183.4 million. The purchase price allocation, as of September 30, 2000, between goodwill and identifiable intangible assets has not been finalized.

                         WELLPOINT HEALTH NETWORKS INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

3.   ACQUISITION OF RUSH PRUDENTIAL, CONTINUED

     In accordance with the requirements of APB Opinion No. 16, "Business Combinations," the following unaudited pro forma summary presents the results of operations of WellPoint as if the acquisition of Rush Prudential had occurred on January 1, 1999. The pro forma information includes the results of operations for the period prior to the acquisition, adjusted for interest expense on long-term debt incurred to fund the acquisition, amortization of intangible assets and the related income tax effects. The pro forma financial information is presented for informational purposes only and may not be indicative of the results of operations had the Company been a single entity during the three and nine months ended September 30, 2000 and 1999, nor is it necessarily indicative of future results of operations. Pro forma earnings per share assuming full dilution is based on
     65.1 million and 69.0 million weighted average shares outstanding during the quarter ended September 30, 2000 and 1999, respectively. For the nine months ended September 30, 2000 and 1999, pro forma earnings per share assuming full dilution is based on 64.9 million and 68.8 million weighted average shares outstanding, respectively.


(IN THOUSANDS, EXCEPT PER SHARE DATA)                    Three Months Ended                   Nine Months Ended
                                                            September 30,                       September 30,
                                                  ----------------------------------  -----------------------------------
                                                       2000              1999               2000              1999
                                                  ----------------  ----------------  -----------------  ----------------

Revenues                                              $ 2,353,324       $ 2,018,969        $ 6,864,958       $ 5,894,330
Income before Cumulative Effect of
      Accounting Change                               $    89,504       $    75,434        $   251,550       $   216,808
Net Income                                            $    89,504       $    75,434        $   251,550       $   196,250

Earnings Per Share Assuming Full Dilution
      Income before Cumulative Effect of
           Accounting Change                          $      1.38       $      1.10        $      3.90       $      3.16
      Net Income                                      $      1.38       $      1.10        $      3.90       $      2.86


4.   DISCONTINUATION OF MEDICARE FISCAL INTERMEDIARY ACTIVITIES

     On May 3, 2000, the Company's wholly owned subsidiary Blue Cross of California ("BCC") announced that BCC would no longer participate as a Medicare fiscal intermediary, effective December 1, 2000. BCC served as the contractor for processing Medicare Part A (hospital) claims in California, Nevada and Hawaii, and home health and hospice claims for providers and Medicare beneficiaries in California, Nevada, Hawaii, Arizona, Oregon, Idaho, Washington and Alaska. This action does not affect the Company's offering of Medicare risk HMO and Medicare supplement products. In addition, the Company does not anticipate any material effect on its results of operations, cash flows or financial condition.

                         WELLPOINT HEALTH NETWORKS INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

5.   EARNINGS PER SHARE

     The following is an illustration of the dilutive effect of the Company's potential common stock on earnings per share ("EPS"). There were no antidilutive securities in any of the periods presented.



     (IN THOUSANDS EXCEPT PER SHARE DATA)
                                                               Three Months Ended      Nine Months Ended
                                                                   September 30,        September 30,
                                                           ------------------------ ----------------------
                                                              2000         1999        2000       1999
                                                           ----------   ----------  ---------  -----------
BASIC EARNINGS PER SHARE CALCULATION:
NUMERATOR
Income before cumulative effect of accounting change       $  89,504    $  76,233   $ 252,815  $ 218,422
Cumulative effect of accounting change, net of tax              --           --          --      (20,558)
                                                           ----------   ----------  ---------  -----------
Net Income                                                 $  89,504    $  76,233   $ 252,815  $ 197,864
                                                           ==========   ==========  =========  ===========


DENOMINATOR
Weighted average shares outstanding                           62,491       65,768      62,511     66,878
                                                           ==========   ==========  =========  ===========

EARNINGS PER SHARE
Income before cumulative effect of accounting change       $    1.43    $    1.16   $    4.04  $    3.27
Cumulative effect of accounting change, net of tax              --           --          --        (0.31)
                                                           ----------   ----------  ---------  -----------
Net Income                                                 $    1.43    $    1.16   $    4.04  $    2.96
                                                           ==========   ==========  =========  ===========

EARNINGS PER SHARE ASSUMING FULL DILUTION CALCULATION:
NUMERATOR
Income before cumulative effect of accounting change       $  89,504    $  76,233   $ 252,815  $ 218,422
Interest expense on zero coupon convertible
  subordinated debentures, net of tax                            475          639       1,415        639
                                                           ----------   ----------  ---------  -----------
Adjusted income before cumulative effect of accounting        89,979       76,872     254,230    219,061
change
Cumulative effect of accounting change, net of tax              --           --          --      (20,558)
                                                           ----------   ----------  ---------  -----------
Adjusted Net Income                                        $  89,979    $  76,872   $ 254,230  $ 198,503
                                                           ==========   ==========  =========  ===========

DENOMINATOR
Weighted average shares outstanding                           62,491       65,768      62,511     66,878
Net effect of dilutive stock options                           1,169        1,152         946      1,234
Assumed conversion of zero coupon convertible
  subordinated debentures                                      1,481        2,032       1,481        677
                                                           ----------   ----------  ---------  -----------
Fully diluted weighted average shares outstanding             65,141       68,952      64,938     68,789
                                                           ==========   ==========  =========  ===========

EARNINGS PER SHARE ASSUMING FULL DILUTION
Income before cumulative effect of accounting change       $    1.38    $    1.11   $    3.91  $    3.19
Cumulative effect of accounting change, net of tax              --           --          --        (0.30)
                                                           ----------   ----------  ---------  -----------
Net Income                                                 $    1.38    $    1.11   $    3.91  $    2.89
                                                           ==========   ==========  =========  ===========


                         WELLPOINT HEALTH NETWORKS INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

6.   COMPREHENSIVE INCOME

     The following summarizes comprehensive income reclassification adjustments for the nine months ended September 30, 2000, included in the statement of changes in stockholders' equity:


                                                                                   September 30,
(IN THOUSANDS)                                                                         2000
                                                                                -------------------

Holding gain on investment securities arising during the period
(net of tax expense of $27,143)                                                         $  42,455
Holding gain related to foreign exchange transactions
(net of tax expense of $476)                                                                  744
Add:
  Reclassification adjustment for realized loss on investment securities
  (net of tax benefit of $6,435)                                                          (10,065)
  Reclassification adjustment  related to foreign exchange loss on
  investment securities (net of tax benefit of $515)                                         (805)
                                                                                -------------------
Net gain recognized in other comprehensive income
(net of tax expense of $20,669)                                                         $  32,329
                                                                                ===================


7.   NEW PRONOUNCEMENTS

     In June 1998, the Financial Accounting Standards Board (the "FASB") issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS No. 133"). SFAS No. 133, as amended by SFAS No. 137 and 138, establishes the accounting and reporting standards for derivative instruments and for hedging activities. Upon adoption of SFAS No. 133, all derivatives must be recognized on the balance sheet at their then fair value. Any deferred gains and losses remaining on the balance sheet under previous hedge-accounting rules must be removed from the balance sheet and all hedging relationships must be designated anew and documented pursuant to the new accounting. The new standard will be effective in the first quarter of 2001. Based upon the Company's review of its operations conducted thus far, the Company does not expect that SFAS No. 133 will have a material effect on the financial statements of the Company. The Company intends to continue its review of its operations prior to and after the effective date of SFAS No. 133 in order to properly monitor its implementation of SFAS No. 133.

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

                         WELLPOINT HEALTH NETWORKS INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

8.   CONTINGENCIES

     From time to time in the ordinary course of business, the Company and certain of its subsidiaries are parties to various legal proceedings, many of which involve claims for coverage. The Company, like HMOs and health insurers generally, excludes certain health care services from coverage under its HMO, PPO and other plans. The Company is, in its ordinary course of business, subject to the claims of its enrollees arising out of decisions to restrict reimbursement for certain services. The loss of even one such claim, if it results in a significant punitive damage award, could have a material adverse effect on the Company. In addition, the risk of potential liability under punitive damage theories may increase significantly the difficulty of obtaining reasonable settlements of coverage claims.

     In June 2000, the California Medical Association filed a lawsuit in U.S. district court in San Francisco against the Company's subsidiary, Blue Cross of California ("BCC"). The lawsuit alleges that BCC violated the federal Racketeering Influenced and Corrupt Organizations ("RICO") Act through various misrepresentations to and inappropriate actions against health care providers. In late 1999, a number of class-action lawsuits were brought against several of the Company's competitors alleging, among other things, various misrepresentations regarding their health plans and breaches of fiduciary obligations to health plan members. In August 2000, the Company was added as a party to SHANE V. HUMANA, ET AL., a class-action lawsuit brought on behalf of health care providers nationwide. In addition to the RICO claims brought in the California Medical Association lawsuit, this lawsuit also alleges violations of ERISA, federal "prompt pay" regulations and certain common law claims. In October 2000, the federal Judicial Panel on Multidistrict Litigation issued an order consolidating the California Medical Association lawsuit the SHANE lawsuit and various other pending managed care class-action lawsuits against other companies before District Court Judge Federico Moreno in the Southern District of Florida for purposes of the pretrial proceedings. The financial and operational impact that these and other evolving theories of recovery will have on the managed care industry generally, or the Company in particular, is at present unknown.

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

                         WELLPOINT HEALTH NETWORKS INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

     health plans, including HMOs, PPOs, POS plans, other hybrid plans and traditional indemnity products to large and small employers and individuals. The Company's senior and specialty businesses are included in the Corporate and Other segment.


9.   BUSINESS SEGMENT INFORMATION, CONTINUED

     The following tables present segment information for the Large Employer Group and Individual and Small Employer Group for the three and nine months ended September 30, 2000 and 1999, respectively.

     QUARTER ENDED SEPTEMBER 30, 2000


                                                     Large         Individual and       Corporate
                                                    Employer       Small Employer          and
                                                     Group              Group             Other           Consolidated
                                                ----------------- ----------------- -----------------  -----------------
(IN THOUSANDS)
Premium revenue                                 $       1,283,463 $         762,719 $         138,457  $       2,184,639
Management services revenue                                95,444               622            19,310            115,376
                                                ----------------- ----------------- -----------------  -----------------
Total revenue from external customers                   1,378,907           763,341           157,767          2,300,015
Intercompany revenues                                      13,035             5,517           (18,552)              -
Segment income                                  $          70,540 $          45,982 $         (27,018) $          89,504
                                                ================= ================= =================  =================
Segment assets                                  $       2,193,392 $       1,024,479 $       1,952,789  $       5,170,660
                                                ================= ================= =================  =================




QUARTER ENDED SEPTEMBER 30, 1999
                                                     Large         Individual and       Corporate
                                                    Employer       Small Employer         and
                                                     Group             Group             Other           Consolidated
                                                ----------------- ----------------- -----------------  -----------------

(IN THOUSANDS)
Premium revenue                                 $         970,406 $         660,180 $         113,669  $       1,744,255
Management services revenue                                88,667               820            14,502            103,989
                                                ----------------- ----------------- -----------------  -----------------
Total revenue from external customers                   1,059,073           661,000           128,171          1,848,244
Intercompany revenues                                       5,574             2,700            (8,274)              -

Segment income                                  $          48,885 $          40,240 $         (12,892) $          76,233
                                                ================= ================= =================  =================

Segment assets                                  $       2,209,139 $         946,177 $       1,479,157  $       4,634,473
                                                ================= ================= =================  =================


                         WELLPOINT HEALTH NETWORKS INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

9.   BUSINESS SEGMENT INFORMATION, CONTINUED

     NINE MONTHS ENDED SEPTEMBER 30, 2000


                                                     Large         Individual and       Corporate
                                                    Employer       Small Employer         and
                                                     Group             Group             Other           Consolidated
                                                ----------------- ----------------- -----------------  -----------------

(IN THOUSANDS)
Premium revenue                                 $       3,665,111 $       2,243,055 $         399,580  $       6,307,746
Management services revenue                               282,223             2,280            52,216            336,719
                                                ----------------- ----------------- -----------------  -----------------
Total revenue from external customers                   3,947,334         2,245,335           451,796          6,644,465
Intercompany revenues                                       8,447             6,017           (14,464)               -

Segment income                                  $         183,992 $         138,304 $         (69,481) $         252,815
                                                ================= ================= =================  =================



     NINE MONTHS ENDED SEPTEMBER 30, 1999


                                                       Large         Individual and       Corporate
                                                      Employer       Small Employer         and
                                                       Group             Group             Other          Consolidated
                                                  ----------------- ----------------- ----------------- -----------------

(IN THOUSANDS)
Premium revenue                                   $       2,865,881 $       1,871,098 $         332,760 $     5,069,739
Management services revenue                                 276,211             3,808            43,169         323,188
                                                  ----------------- ----------------- ----------------- ---------------
Total revenue from external customers                     3,142,092         1,874,906           375,929       5,392,927
Intercompany revenues                                        12,844             3,200           (16,044)           -
Segment income before cumulative
  effect of accounting change                     $         147,885 $          97,819 $         (27,282)$       218,422
                                                  ================= ================= ================= ===============



10.  PENDING TRANSACTION

     On July 9, 1998, the Company entered into an Agreement and Plan of Merger (the "Merger Agreement") by and among the Company, Cerulean Companies, Inc. ("Cerulean") and Water Polo Acquisition Corp., a wholly owned subsidiary of the Company (the "Merger Sub"). Pursuant to the Merger Agreement, Cerulean will merge with and into Merger Sub (the "Merger"). Cerulean is the parent company of Blue Cross and Blue Shield of Georgia, Inc., which served approximately 1.8 million persons in the State of Georgia as of September 30, 2000. At the effective time of the Merger, the shareholders of Cerulean will receive WellPoint Common Stock with a market value of $500 million (subject to certain adjustments). Certain shareholders of Cerulean will have the option to receive cash in lieu of WellPoint Common

                         WELLPOINT HEALTH NETWORKS INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


10.  PENDING TRANSACTION, CONTINUED

     Stock in the Merger, subject to a maximum aggregate limit of $225 million. The transaction is intended to qualify as a tax-free reorganization for Cerulean shareholders that elect to receive WellPoint Common Stock. In order to complete the transaction, the Company must obtain the approval of the Georgia Department of Insurance after a public hearing, which is currently scheduled to occur on December 7, 2000. The Company currently expects the transaction to be completed during the fourth quarter of 2000.

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

GENERAL

The Company is one of the nation's largest publicly traded managed health care companies. As of September 30, 2000, WellPoint had approximately 7.7 million medical members and approximately 38.0 million specialty members. The Company offers a broad spectrum of network-based managed care plans. WellPoint provides these plans to the large and small employer, individual and senior markets. The Company's managed care plans include HMOs, PPOs, POS plans, other hybrid plans and traditional indemnity plans. In addition, WellPoint offers managed care services, including underwriting, claims processing, actuarial services, network access and medical cost management. The Company also provides a broad array of specialty and other products, including pharmacy, dental, utilization management, life insurance, preventive care, disability insurance, behavioral health, COBRA and flexible benefits account administration. The Company markets its products in California under the name Blue Cross of California and outside of California under the name UNICARE. Historically, the Company's primary market for managed care products has been California. The Company holds the exclusive right in California to market its products under the Blue Cross name and mark.

NATIONAL EXPANSION AND OTHER RECENT DEVELOPMENTS

In an effort to pursue the expansion of the Company's business outside the state of California, the Company acquired two businesses in 1996 and 1997, the Life and Health Benefits Management Division ("MMHD") of Massachusetts Mutual Life Insurance Company and the Group Benefits Operations (the "GBO") of John Hancock Mutual Life Insurance Company. The Company's March 1, 2000 acquisition of Rush Prudential Health Plans ("Rush Prudential") and its pending transaction with Cerulean are also components of this expansion strategy.

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

In January 2001, the Company expects to introduce new benefit plans (known as PlanScape) to all of its existing and future individual PPO members in California. All of the Company's existing individual PPO plans will be converted into newly designed plans, offering an array of premium levels, deductibles, cost sharing features and out-of-pocket limits. The introduction of these plans is subject to the approval of the California Department of Managed Health Care. Although the precise effects of these plans will not be known until some time after they are introduced, the Company expects that this portion of its business will be subject to less seasonality than traditionally experienced.
In connection with the introduction of these plans, the Company has announced that it will not increase premiums for affected members at any time through June 30, 2001 and for new California individual PPO members at any time through December 31, 2001. These plan changes will not effect any of the Company's PPO plans under employer-sponsored arrangements.

In response to rising medical and pharmacy costs the Company has from time to time implemented premium increases with respect to certain of its products. The Company will continue to evaluate the need for further premium increases, plan design changes and other appropriate actions in the future in order to maintain or restore profit margins. There can be no assurances, however, that the Company will be able to take subsequent pricing or other actions or that any actions previously taken or implemented in the future will be successful in addressing any concerns that may arise with respect to the performance of certain businesses. In this regard, as mentioned in the previous paragraph the Company has committed that it will not increase premiums for its California individual PPO members for certain periods during 2001.

ACQUISITION OF RUSH PRUDENTIAL

On March 1, 2000, the Company completed its acquisition of Rush Prudential (See
Note 3 to the Consolidated Financial Statements). Rush Prudential offers a broad array of products and services ranging from HMO products to traditional PPO products. Rush Prudential has historically experienced a higher loss ratio than the Company's core business, which may result in an increase in the Company's overall loss ratio. The acquisition has more than doubled the Company's Illinois medical membership to over 530,000 members. Subsequent to the acquisition, the Rush Prudential name was changed to UNICARE Health Plans of the Midwest. The transaction, which was financed with cash from operations and debt from the Company's existing revolving credit facility, is valued at approximately $204 million, subject to certain post-closing adjustments. This acquisition was accounted for under the purchase method of accounting.

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

In September 1998, a class action lawsuit was filed in Richmond County, Georgia on behalf of certain current and former policyholders of Blue Cross Blue Shield of Georgia (the "Conversion Litigation"). The claims brought in the Conversion Litigation relate to the conversion of Blue Cross Blue Shield of Georgia from a non-profit entity to a for-profit entity in October 1996 (the "Conversion"). At the time of the Conversion, each eligible Blue Cross Blue Shield of Georgia subscriber was offered five shares of Cerulean Class A stock. In order to receive such shares, each eligible subscriber had to return certain election forms prepared by Cerulean. At the time of the Conversion, approximately 70,000 of the 140,000 eligible subscribers did not return their election forms. The litigation sought to compel Cerulean to issue five additional shares of its Class A Common Stock to each of the 70,000 subscribers. On December 17, 1998, the Superior Court judge in the Conversion Litigation issued an order in favor of the plaintiffs. Cerulean filed an appeal with the Georgia Supreme Court, which accepted jurisdiction and granted expedited treatment to the appeal. On May 3, 1999, the Georgia Supreme Court reversed the ruling of the Superior Court, holding that the Superior Court erred in considering and ruling upon the plaintiffs' claims. The Georgia Supreme Court's ruling did not affect pending derivative and fraud claims brought by the plaintiffs.

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

On August 1, 2000, the plaintiffs filed a motion in the Richmond County Superior Court seeking to enforce a purported settlement of the litigation with Cerulean. Cerulean has notified the plaintiffs in writing that it considers the claims in this motion to be frivolous and to constitute abusive litigation under Georgia law, and that it intends to seek damages and attorney's fees against the plaintiffs and their counsel if they do not withdraw the motion.

In order to complete the Merger, a number of conditions must be satisfied, including approval by the Georgia Department of Insurance after a public hearing and the absence of pending material litigation. This public hearing is currently scheduled to occur on December 7, 2000. The plaintiffs in the Richmond County litigation have been granted the right to intervene in the public hearing as policyholders of Blue Cross Blue Shield of Georgia.

In October 2000, WellPoint announced that WellPoint, Cerulean and the plaintiffs had entered into a settlement agreement regarding the Conversion Litigation. Under the terms of this settlement agreement, WellPoint will pay $5 million, plus certain associated expenses, to the plaintiffs and their counsel, and the plaintiffs will dismiss the various pending actions. The settlement is conditioned upon the closing of the Merger, the terms of which are unaffected by the settlement. At a hearing held on November 2, 2000, the Superior Court judge in the Conversion Litigation held that the proposed settlement was fair to the plaintiff class.

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

The Company's consolidated results of operations for the quarter ended September 30, 2000 include a full quarter of earnings for Rush Prudential. The Company's consolidated results of earnings for the nine months ended September 30, 2000 include the results of Rush Prudential from March 1, 2000, the date of its acquisition.

The following table sets forth selected operating ratios. The loss ratio for health care services and other benefits is shown as a percentage of premium revenue. All other ratios are shown as a percentage of premium revenue and management services revenue combined.

                                                    Three Months Ended                    Nine Months Ended
                                                       September 30,                        September 30,
                                                 --------------------------           --------------------------
                                                   2000              1999               2000              1999
                                                 --------          --------           -------           --------
Operating Revenues:
  Premium revenue                                   95.0%             94.4%             94.9%             94.0%
  Management services revenue                        5.0%              5.6%              5.1%              6.0%
                                                   -----             -----             -----             -----
                                                   100.0%            100.0%            100.0%            100.0%

Operating Expenses:
  Health care services and other
    benefits (loss ratio)                           80.7%             80.3%             80.8%             80.7%
  Selling expense                                    4.4%              4.6%              4.4%              4.5%
  General and administrative expense                14.1%             14.6%             14.0%             14.6%


MEMBERSHIP

The following table sets forth membership data and the percent change in membership:

MEDICAL MEMBERSHIP (a) (b) (c):

                                                           As of September 30,
                                                      -----------------------------         Percent
                                                           2000             1999             Change
                                                      ------------     ------------        ---------
 Large Employer Group (d)
  California
    HMO                                                  1,759,805        1,575,946            11.7%
    PPO and Other                                        1,923,421        1,758,296             9.4%
                                                      ------------     ------------
      Total California                                   3,683,226        3,334,242            10.5%
                                                      ------------     ------------
  Texas                                                    194,765          171,124            13.8%
  Georgia                                                   42,705           54,630           -21.8%
  Illinois                                                 462,516          248,070            86.4%
  Other States                                           1,196,114        1,300,758            -8.0%
                                                      ------------     ------------
      Total Large Employer Group                         5,579,326        5,108,824             9.2%
                                                      ------------     ------------
Individual and Small Employer Group
  California
    HMO                                                    350,695          339,699             3.2%
    PPO and Other                                        1,221,393        1,165,462             4.8%
                                                      ------------     ------------
      Total California                                   1,572,088        1,505,161             4.4%
                                                      ------------     ------------
  Texas                                                    171,382          152,350            12.5%
  Georgia                                                   31,259           29,024             7.7%
  Illinois                                                  62,111           32,043            93.8%
  Other States                                              99,514          115,874           -14.1%
                                                      ------------     ------------
      Total Individual and Small Employer Group          1,936,354        1,834,452             5.6%
                                                      ------------     ------------
Senior (e)
  California
    HMO                                                     34,247           24,514            39.7%
    PPO and Other                                          172,623          167,506             3.1%
                                                      ------------     ------------
      Total California                                     206,870          192,020             7.7%
                                                      ------------     ------------
  Texas (f)                                                    228           22,883           -99.0%
  Georgia                                                      915              473            93.4%
  Illinois                                                  10,047            3,271           207.2%
  Other States                                               9,233           12,440           -25.8%
                                                      ------------     ------------
      Total Senior                                         227,293          231,087            -1.6%
                                                      ------------     ------------
Total Medical Membership                                 7,742,973        7,174,363             7.9%
                                                      ============     ============

MEMBERSHIP BY NETWORK (g)
  Proprietary Networks                                   6,016,295        5,553,284             8.3%
  Affiliate Networks                                     1,083,485          845,124            28.2%
  Non-Network                                              643,193          775,955           -17.1%
                                                      ------------     ------------
TOTAL MEDICAL MEMBERSHIP                                 7,742,973        7,174,363             7.9%
                                                      ============     ============

MANAGEMENT SERVICES MEMBERSHIP
  California                                             1,272,171        1,209,346             5.2%
  Other States                                           1,246,736        1,384,038            -9.9%
                                                      ------------     ------------
TOTAL MANAGEMENT SERVICES MEMBERSHIP                     2,518,907        2,593,384            -2.9%
                                                      ============     ============

---------------

(a) Membership numbers are approximate and include some estimates based upon the number of contracts at the relevant date and an actuarial estimate of the number of members represented by the contract.

(b) Classification between states for employer groups is determined by the zip code of the subscriber.

(c) Medical membership includes management services members, which are primarily included in the Large Employer Group segment.

(d) Large Employer Group membership includes 788,505 and 621,845 state-sponsored programs members as of September 30, 2000 and 1999, respectively.

(e) Senior membership includes members covered under both Medicare risk and Medicare supplement products.

(f) In the fourth quarter of 1999, the Company's UNICARE Life & Health Insurance Company made a strategic decision to discontinue its offering of Medicare supplement products primarily in the state of Texas.

(g) Proprietary networks consist of California, Texas and other WellPoint-developed or WellPoint-controlled networks. Affiliate networks consist of third-party networks that incorporate provider discounts and some basic managed care elements. Non-network consists of fee for service and percentage-of-billed charges contracts with providers. Membership in both periods shown reflects a restatement to include in proprietary network membership members of WellPoint-controlled networks which were previously reflected as affiliate network members.

SPECIALTY MEMBERSHIP

                                     As of September 30,
                                ----------------------------            Percent
                                    2000               1999             Change
                                ----------         ----------          --------
Pharmacy                        27,808,491         20,701,034             34.3%
Dental                           2,223,482          2,463,704             -9.8%
Utilization Management           2,114,175          2,674,736            -21.0%
Life                             1,992,818          2,038,744             -2.3%
Disability                         561,146            605,380             -7.3%
Behavioral Health  (a)           3,274,074          2,089,118             56.7%


---------------

(a) Behavioral health membership as of September 30, 2000 reflects an addition of 925,773 members over September 30, 1999 due to the mental health parity requirements in the State of California, which became effective in the third quarter of 2000.

COMPARISON OF RESULTS FOR THE THIRD QUARTER 2000 TO THE THIRD QUARTER 1999


The following table depicts premium revenue by business segment:


(IN THOUSANDS)                                       Quarter Ended September 30,
                                                      2000                   1999
                                                  ------------           ------------
Large Employer Group                              $  1,283,463           $    970,406
Individual and Small Employer Group                    762,719                660,180
Other                                                  138,457                113,669
                                                  ------------           ------------
Consolidated                                      $  2,184,639           $  1,744,255
                                                  ============           ============


Premium revenue increased 25.2%, or $440.4 million, to $2,184.6 million for the quarter ended September 30, 2000 from $1,744.3 million for the quarter ended September 30, 1999. The Rush Prudential acquisition contributed $113.0 million, or 25.7%, of the overall premium revenue increase. Also contributing to increased premium revenue was an increase in insured member months of 13.7% in the Large Employer Group and Individual and Small Employer Group business segments, in addition to the implementation of premium increases in both segments.

COMPARISON OF RESULTS FOR THE THIRD QUARTER ENDED SEPTEMBER 30, 2000 TO THE THIRD QUARTER ENDED SEPTEMBER 30, 1999

The following table depicts management services revenue by business segment:


(IN THOUSANDS)                                            Quarter Ended September 30,
                                                           2000                 1999
                                                        ---------             ---------
Large Employer Group                                    $  95,444             $  88,667
Individual and Small Employer Group                           622                   820
Other                                                      19,310                14,502
                                                        ---------             ---------
Consolidated                                            $ 115,376             $ 103,989
                                                        =========             =========

Management services revenue increased approximately $11.4 million to $115.4 million for the quarter ended September 30, 2000 from $104.0 million for the quarter ended September 30, 1999. The change is primarily due to the implementation of price increases, partially offset by a decrease in insured member months of approximately 2.5%, related to attrition of previously acquired businesses.

Investment income was $53.3 million for the quarter ended September 30, 2000 compared to $43.3 million for the quarter ended September 30, 1999, an increase of $10.0 million. Net realized gains on investment securities totaled $1.4 million for the quarter ended September 30, 2000 in comparison to a loss of $11.7 million for the quarter ended September 30, 1999. Net interest and dividend income decreased $3.9 million to $51.2 million for the quarter ended September 30, 2000, in comparison to $55.1 million for the quarter ended September 30, 1999.

The loss ratio attributable to managed care and related products for the quarter ended September 30, 2000 increased to 80.7% compared to 80.3% for the quarter ended September 30, 1999, due to the incremental effect of the Rush Prudential acquisition on the Company's overall results. The acquired Rush Prudential business has traditionally experienced a higher loss ratio than the Company's core business. Excluding the acquired operations of Rush Prudential, the loss ratio would have been 80.1%. The decline in the loss ratio excluding Rush Prudential was primarily due to the effect of prices increases primarily within the Individual and Small Group business segment, partially offset by growth in the Company's Large Employer Group business segment which has historically experienced a higher loss ratio than the Company's individual and Small Employer Group business.

Selling expense consists of commissions paid to outside brokers and agents representing the Company. The selling expense ratio decreased to 4.4% for the quarter ended September 30, 2000 from 4.6% for the quarter ended September 30, 1999. The slight decrease was primarily due to the discontinuance of the Texas senior business, which historically had experienced a

COMPARISON OF RESULTS FOR THE THIRD QUARTER ENDED SEPTEMBER 30, 2000 TO THE THIRD QUARTER ENDED SEPTEMBER 30, 1999

higher broker commission rate than the Company's other business, in addition to an increase in Medicare+Choice revenues, which have a lower sales commission rate.

The administrative expense ratio decreased to 14.1% for the quarter ended September 30, 2000 from 14.6% for the quarter ended September 30, 1999. The overall decline is primarily attributable to savings from the consolidation of various regional offices outside of California, the integration of information systems centers related to acquired businesses on the Company's information systems platform, a reduction in Year 2000 expense from 1999 levels, in addition to economies of scale associated with premium revenue growth in relation to fixed corporate administrative expenses.

Interest expense increased $2.0 million for the quarter ended September 30, 2000 compared to the quarter ended September 30, 1999. The increase in interest expense was related to an increase in the effective interest rate offset by a lower average debt balance in 2000 compared to 1999. The weighted average interest rate for all debt for the quarter ended September 30, 2000, including the fees associated with the Company's borrowings and interest rate swap agreements, was 6.0%.

The Company's income before the cumulative effect of accounting change for the quarter ended September 30, 2000 was $89.5 million, compared to $76.2 million for the quarter ended September 30, 1999. Earnings per share before the cumulative effect of accounting change totaled $1.43 and $1.16 for the quarter ended September 30, 2000 and 1999, respectively. Earnings per share before the cumulative effect of accounting change assuming full dilution totaled $1.38 and $1.11 for the quarter ended September 30, 2000 and 1999, respectively.

Earnings per share for the quarter ended September 30, 2000 is based upon weighted average shares outstanding of 62.5 million, excluding potential common stock, and 65.1 million shares, assuming full dilution. Earnings per share for the quarter ended September 30, 1999 is based on 65.8 million shares, excluding potential common stock, and 69.0 million shares, assuming full dilution. For the quarter ended September 30, 2000, the decrease in weighted average shares outstanding primarily relates to the effect of the repurchase of approximately
3.9 million treasury shares during the twelve months ended September 30, 2000. For weighted average shares outstanding assuming full dilution, the decline was further effected by the impact of the assumed conversion of the Company's outstanding Zero Coupon Convertible Subordinated Debentures (the
"Debentures").

COMPARISON OF RESULTS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2000 TO THE NINE MONTHS ENDED SEPTEMBER 30, 1999

The following table depicts premium revenue by business segment:


(IN THOUSANDS)                                        Nine Months Ended September 30,
                                                        2000                 1999
                                                     -------------     --------------
Large Employer Group                                 $   3,665,111       $  2,865,881
Individual and Small Employer Group                      2,243,055          1,871,098
Other                                                      399,580            332,760
                                                     -------------     --------------
Consolidated                                         $   6,307,746       $  5,069,739
                                                     =============     ==============

Premium revenue increased 24.4%, or $1,238.0 million, to $6,307.7 million for the nine months ended September 30, 2000 from $5,069.7 million for the nine months ended September 30, 1999. The Rush Prudential acquisition contributed $266.4 million, or 21.5%, of the overall premium revenue increase. Also contributing to increased premium revenue was an increase in insured member months of 12.3% in the Large Employer Group and Individual and Small Employer Group business segments, in addition to the implementation of premium increases in both segments.

The following table depicts management services revenue by business segment:



(IN THOUSANDS)                                        Nine Months Ended September 30,
                                                        2000                 1999
                                                     -------------     --------------
Large Employer Group                                 $     282,223     $      276,211
Individual and Small Employer Group                          2,280              3,808
Other                                                       52,216             43,169
                                                     -------------     --------------
Consolidated                                         $     336,719     $      323,188
                                                     =============     ==============

Management services revenue increased approximately $13.5 million to $336.7 million for the nine months ended September 30, 2000 from $323.2 million for the nine months ended September 30, 1999. The change is primarily due to the implementation of price increases, partially offset by a decrease in insured member months of approximately 0.5%, related to attrition of previously acquired businesses.

Investment income was $142.9 million for the nine months ended September 30, 2000 compared to $126.6 million for the nine months ended September 30, 1999, an increase of $16.3 million. Net realized losses on investment securities totaled $10.0 million for the nine months ended September 30, 2000 in comparison to $15.0 million for the nine months ended September 30, 1999. Net interest and dividend income increased $7.0 million to $151.1 million for the nine months ended September 30, 2000, in comparison to $144.1 million for the nine months ended September 30, 1999. This increase was primarily due to higher average

COMPARISON OF RESULTS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2000 TO THE NINE MONTHS ENDED SEPTEMBER 30, 1999, CONTINUED

investment balances and yields for debt securities in 2000 versus 1999 (See "--Liquidity and Capital Resources").

The loss ratio attributable to managed care and related products for the quarter ended September 30, 2000 increased to 80.8% compared to 80.7% for the nine months ended September 30, 1999, due to the incremental effect of the Rush Prudential acquisition on the Company's overall results. The acquired Rush Prudential business has traditionally experienced a higher loss ratio than the Company's core business. Excluding the acquired operations of Rush Prudential, the loss ratio would have been 80.6%. The decline in the loss ratio excluding Rush Prudential was primarily due to the effect of prices increases primarily within the Individual and Small Group business segment, partially offset by growth in the Company's Large Employer Group business segment which has historically experienced a higher loss ratio than the Company's Individual and Small Employer Group business.

The selling expense ratio decreased slightly to 4.4% for the nine months ended September 30, 2000 from 4.5% for the nine months ended September 30, 1999. The slight decrease was primarily due to the discontinuance of the Texas senior business, which historically had experienced a higher broker commission rate than the other Company's business, in addition to an increase in Medicare+Choice revenues, which have a lower sales commission rate.

The administrative expense ratio decreased to 14.0% for the nine months ended September 30, 2000 from 14.6% for the nine months ended September 30, 1999. The overall decline is primarily attributable to savings from the consolidation of various regional offices outside of California, the integration of information systems centers related to acquired businesses on the Company's information systems platform, a reduction in Year 2000 expense from 1999 levels, in addition to economies of scale associated with premium revenue growth in relation to fixed corporate administrative expenses.

Interest expense increased $2.7 million to $18.4 million for the nine months ended September 30, 2000 compared to $15.7 million the nine months ended September 30, 1999. The increase in interest expense was related to the higher average debt balance due to the Rush Prudential acquisition in 2000 compared to 1999, which was partially offset by a decrease in the effective interest rate due to the issuance of the Company's Debentures in July 1999. The weighted average interest rate for all debt for the nine months ended September 30, 2000, including the fees associated with the Company's borrowings and interest rate swap agreements, was 6.3%.

Effective January 1, 1999, the Company changed its method of accounting for start-up costs related to the Company's provider network development. The cumulative effect of this change of $20.6 million, after tax, is reflected in the results of operations for the nine months ended September 30, 1999. The Company's income before the cumulative effect of accounting change for the nine months ended September 30, 2000 was $252.8 million, compared to $218.4 million for the nine months ended September 30, 1999. Earnings per share before the cumulative effect of accounting change totaled $4.04 and $3.27 for the nine months ended September 30, 2000 and 1999, respectively. Earnings per share before the cumulative effect of

COMPARISON OF RESULTS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2000 TO THE NINE MONTHS ENDED SEPTEMBER 30, 1999, CONTINUED

accounting change assuming full dilution totaled $3.91 and $3.19 for the nine months ended September 30, 2000 and 1999, respectively.

Earnings per share for the nine months ended September 30, 2000 is based upon weighted average shares outstanding of 62.5 million, excluding potential common stock, and 64.9 million shares, assuming full dilution. Earnings per share for the nine months ended September 30, 1999 is based on 66.9 million shares, excluding potential common stock, and 68.8 million shares, assuming full dilution. For the nine months ended September 30, 2000, the decrease in weighted average shares outstanding primarily relates to the effect of the repurchase of approximately 3.9 million treasury shares during the twelve months ended September 30, 2000. For weighted average shares outstanding assuming full dilution, the decline was partially offset by the impact of the assumed conversion of the Debentures.

FINANCIAL CONDITION

The Company's consolidated assets increased by $577.5 million, or 12.6%, from $4,593.2 million as of December 31, 1999 to $5,170.7 million as of September 30, 2000. The increase in total assets was largely due to growth in cash and investments primarily as a result of operating cash flow. In addition, consolidated assets increased due to an increase in receivables related to the timing of certain large customer payments and an increase in net goodwill and intangible assets totaling $155.9 million related to the purchase of Rush Prudential. The Company is currently in the process of completing the final asset valuation in connection with the Rush Prudential acquisition and, as a result, the allocation of the purchase price between goodwill and identifiable intangible assets was preliminary as of September 30, 2000. Cash and investments totaled $3.5 billion as of September 30, 2000, or 67.1% of total assets.

Overall claims liabilities increased $235.2 million, or 15.8%, from $1,491.2 million as of December 31, 1999 to $1,726.4 million as of September 30, 2000. This increase is primarily due to an increase in insured membership from December 31, 1999 to September 30, 2000 of approximately 11.1% in the Company's Large Employer Group and Individual and Small Employer Group business segments.

As of September 30, 2000, the Company's long-term indebtedness was $400.1 million, of which $150.1 million was related to the Company's Debentures and $250.0 million was related to the Company's revolving credit facility. As of December 31, 1999, the Company's long-term indebtedness was $347.9 million, of which $200.0 million was outstanding under the Company's revolving credit facility.

Stockholders' equity totaled $1,479.8 million as of September 30, 2000, an increase of $167.1 million from $1,312.7 million as of December 31, 1999. The increase was primarily due to net income of $252.8 million for the nine months ended September 30, 2000, an increase of $86.1 million of stock issuances under the Company's stock option/purchase plans and an increase in net unrealized gains on investment securities, net of tax, of $32.3 million. These increases

COMPARISON OF RESULTS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2000 TO THE NINE MONTHS ENDED SEPTEMBER 30, 1999, CONTINUED

were partially offset by stock repurchases made during 2000 totaling $174.6 million funded primarily from income from operations. In addition, the Company experienced net losses on the reissuance of the Company's Common Stock from treasury of $29.5 million.

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

The Company generally receives premium revenue in advance of anticipated claims for related health care services and other benefits. The Company's investment policies are designed to provide liquidity, preserve capital and maximize yield. Cash and investment balances maintained by the Company are sufficient to meet applicable regulatory financial stability and net worth requirements, including license requirements of the Blue Cross Blue Shield Association. As of September 30, 2000, the Company's investment portfolio consisted primarily of investment grade fixed maturity securities.

Net cash flow provided by operating activities was $386.9 million for the nine months ended September 30, 2000, compared with $644.7 million for the nine months ended September 30, 1999. The decrease is primarily due to a decrease in income taxes recoverable of $179.6 million, which was related to the August 1999 receipt of the tax refund from the Internal Revenue Service. Cash flow from operations for the nine months ended September 30, 2000 was due primarily to income before the cumulative effect of accounting change of $252.8 million, increases in medical claims payable of $178.9 million related to the growth of insured members and the timing of other operating liability payments, and increases in unearned premiums of $97.3 million. These items were partially offset by an increase in accounts receivable of $144.8 million, which was primarily related to the timing of collection of large customer receivables in the normal course of business, and a decline in income taxes payable of $71.1 million primarily related to tax payments made during the third quarter of 2000.

Net cash used in investing activities for the nine months ended September 30, 2000 totaled $415.0 million, compared with $463.6 million for the nine months ended September 30, 1999. The cash used in 2000 was attributable primarily to the purchase of investments of $2.7 billion and the purchase of property, plant and equipment, net of sales proceeds, of $32.6 million. In addition, during the nine months ended September 30, 2000, net cash used in investing activities was affected by the purchase of Rush Prudential for approximately $204.0 million less acquired cash of $61.3 million. These items were partially offset by the proceeds from investments sold and matured of $2.5 billion.

Net cash used in financing activities totaled $68.0 million for the nine months ended September 30, 2000, compared to net cash provided by financing activities totaling $52.0 million for the nine months ended September 30, 1999. Net cash used in financing activities during the nine months ended September 30, 2000 was primarily affected by a net increase in indebtedness of $50.0 million under the Company's revolving credit facility. In addition, during the nine months ended September 30, 2000 the Company repurchased 2.5 million shares of the Company's Common Stock for an aggregate $174.6 million and issued Common Stock for an aggregate of $56.6 million pursuant to the Company's stock incentive and employee stock purchase programs.

The Company has a $1.0 billion unsecured revolving credit facility. Borrowings under the credit facility bear interest at rates determined by reference to the bank's base rate or to the London Interbank Offered Rate ("LIBOR") plus a margin determined by reference to the Company's leverage ratio (as defined in the credit agreement) or the then-current rating of the Company's unsecured long-term debt by specified rating agencies. Borrowings under the credit facility are made on a committed basis or pursuant to an auction-bid process. The credit facility expires as of May 15, 2002, although it may be extended for an additional one-year period under certain circumstances. The credit agreement requires the Company to maintain certain financial ratios and contains restrictive covenants, including restrictions on the occurrence of additional indebtedness and the granting of certain liens, limitations on acquisitions and investments and limitations on changes in control. The total amount outstanding under the credit facility was $250 million as of September 30, 2000 and $200 million as of December 31, 1999. The weighted average interest rate, including associated fees and the Company's interest rate swap agreements, for the nine months ended September 30, 2000 was 7.9%.

As part of a hedging strategy, the Company has entered into interest rate swap agreements in order to reduce the volatility of interest expense resulting from changes in interest rates. As of September 30, 2000, the Company had entered into $200 million of floating to fixed rate swap agreements, which consists of a $150 million notional amount swap agreement at 6.99% and a $50 million notional amount swap agreement at 7.06%.

The Company has entered into foreign currency forward exchange contracts for each of the fixed maturity securities on hand as of September 30, 2000 denominated in foreign currencies in order to hedge asset positions with respect to these securities. The unrealized gains and losses from such forward exchange contracts are reflected in accumulated other comprehensive income. In addition, the Company has entered into forward exchange contracts to hedge the foreign currency risk between the trade date and the settlement date when a foreign-currency denominated bond is purchased. Gains and losses from these contracts are recognized in income.

Certain of the Company's subsidiaries are required to maintain minimum capital requirements prescribed by various regulatory agencies, including the California Department of Managed Health Care, and the Departments of Insurance in California and various other states. As of September 30, 2000, those subsidiaries of the Company were in compliance with all minimum capital requirements.

In July 1996, the Company filed a registration statement relating to the issuance of $1.0 billion of senior or subordinated unsecured indebtedness. As of September 30, 2000, no indebtedness had been issued pursuant to this registration statement.

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

The Company's operations are subject to substantial regulation by Federal, state and local agencies in all jurisdictions in which the Company operates. Many of these agencies have increased their scrutiny of managed health care companies in recent periods or are expected to increase their scrutiny, as newly passed legislation becomes effective. From time to time, the Company and its subsidiaries receive requests for information from regulatory agencies or are notified that such agencies are conducting reviews, investigations or other proceedings with respect to certain of the Company's activities. The Company also provides insurance products to Medi-Cal beneficiaries in various California counties under contracts with the California Department of Health Services (or delegated local agencies) and provides administrative services to the Health Care Finance Administration ("HCFA") in various capacities. There can be no assurance that acting as a government contractor in these circumstances will not increase the risk of heightened scrutiny by such government agencies or that such scrutiny will not have a material adverse effect on the Company, either through negative publicity about the Company or through an adverse impact on the Company's results of operations. In addition, profitability from this business may be adversely affected through inadequate premium rate increases due to governmental budgetary issues. Future actions by any regulatory agencies may have a material adverse effect on the Company's business.

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

In June 2000, the California Medical Association filed a lawsuit in U.S. district court in San Francisco against the Company's subsidiary, Blue Cross of California ("BCC"). The lawsuit alleges that BCC violated the RICO Act through various misrepresentations to and inappropriate actions against health care providers. In late 1999, a number of class-action lawsuits were brought against several of the Company's competitors alleging, among other things, various misrepresentations regarding their health plans and breaches of fiduciary obligations to health plan members. In August 2000, the Company was added as a party to SHANE V. HUMANA, ET AL., a class-action lawsuit brought on behalf of health care providers nationwide. In addition to the RICO claims brought in the California Medical Association lawsuit, this lawsuit also alleges violations of ERISA, federal "prompt pay" regulations and certain common law claims. In October 2000, the federal Judicial Panel on Multidistrict Litigation issued an order consolidating the California Medical Association lawsuit, the SHANE lawsuit and various other pending managed care class-action lawsuits against other Companies before District Court Judge Federico Moreno in the Southern District of Florida for purposes of the pretrial proceedings. The financial and operational impact that these and other evolving theories of recovery will have on the managed care industry generally, or the Company in particular, is at present unknown.

The Company's future results will depend in large part on accurately predicting health care costs incurred on existing business and upon the Company's ability to control future health care costs through product and benefit design, underwriting criteria, utilization management and negotiation of favorable provider contracts. Changes in mandated benefits, utilization rates, demographic characteristics, health care practices, provider consolidation, inflation, new pharmaceuticals/technologies, clusters of high-cost cases, the regulatory environment and numerous other factors are beyond the control of any health plan provider and may adversely affect the Company's ability to predict and control health care costs and claims, as well as the Company's financial condition, results of operations or cash flows. Periodic renegotiation of hospital and other provider contracts coupled with continued consolidation of physician, hospital and other provider groups may result in increased health care costs and limit the

Company's ability to negotiate favorable rates. Recently, large physician practice management companies have experienced extreme financial difficulties, including bankruptcy, which may subject the Company to increased credit risk related to provider groups and cause the Company to incur duplicative claims expense. Additionally, the Company faces competitive pressure to contain premium prices. In connection with the planned introduction of new individual PPO plans in California in January 2001, the Company has announced that it will not raise premiums to certain members during portions of 2001. Fiscal concerns regarding the continued viability of government-sponsored programs such as Medicare and Medicaid may cause decreasing reimbursement rates for these programs. Any limitation on the Company's ability to increase or maintain its premium levels, design products, implement underwriting criteria or negotiate competitive provider contracts may adversely affect the Company's financial condition or results of operations.

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

As a result of the Company's acquisitions, the Company operates on a select geographic basis nationally and offers a spectrum of health care and specialty products through various risk-sharing arrangements. The Company's health care products include a variety of managed care offerings as well as traditional fee-for-service coverage. With respect to product type, fee-for-service products are generally less profitable than managed care products. A critical component of the Company's expansion strategy is to transition over time the traditional insurance members of the Company's acquired businesses to more managed care products.

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

In December 2000, a wholly owned subsidiary of the Company experts to complete its acquisition of certain mail order pharmaceutical service assets and to thereafter conduct business as a mail order pharmacy. The pharmacy business is subject to extensive federal, state and local regulations which are in many instances different from those under which the Company currently operates. The failure to properly adhere to these and other applicable regulations could result in the imposition of civil and criminal penalties, which could adversely affect the Company's results of operations or financial condition. In addition, pharmacies are exposed to risks inherent in the packaging and distribution of pharmaceuticals and other health care products. Although the Company intends to maintain professional liability and errors and omissions liability insurance, there can be no assurances that the coverage limits under such insurance programs will be adequate to protect against future claims or that the Company will be able to maintain insurance on acceptable terms in the future.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes in market risk from that disclosed in the Company's Annual Report on Form 10-K for the year ended December 31, 1999.

PART II    OTHER INFORMATION

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

    (a)    Exhibits

          2.01      Amended and Restated Recapitalization Agreement dated as of
                    March 31, 1995 by and among the Registrant, Blue Cross of
                    California, Western Health Partnership and Western
                    Foundation for Health Improvement, incorporated by reference to Exhibit 2.1 of the Registrant's Registration Statement on
                    Form S-4 dated April 8, 1996.

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

          2.06 First Amendment to the Agreement and Plan of Merger dated as of July 9, 1999, by and among Cerulean Companies, Inc., the
                    Registrant and Water Polo Acquisition Corp., incorporated by reference to Exhibit 2.07 to Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1999.

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

          3.02      Bylaws of the Registrant, incorporated by reference to
                    Exhibit 4.2 of the Registrant's Registration Statement on
                    Form S-8, Registration No. 333-90791.

          4.01      Specimen of common stock certificate of WellPoint Health
                    Networks Inc., incorporated by reference to Exhibit 4.4 of Registrant's Registration Statement on Form 8-B,
                    Registration No. 001-13083.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

          4.02      Restated Certificate of Incorporation of the Registrant
                    (included in Exhibit 3.01).

          4.03      Bylaws of the Registrant (included in Exhibit 3.02).

          4.04 Indenture dated as of July 2, 1999 by and between the Registrant and The Bank of New York, as trustee (including the form of Debenture attached as Exhibit A thereto), incorporated by reference to Exhibit 4.04 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1999.

          10.01 Promissory Note made by Woodrow Myers in favor of the Registrant.

          10.02     Amendment No. 5 to the Registrant's 401(k) Retirement
                    Savings Plan.

          27.1      Financial Data Schedule

    (b)  Reports on Form 8-K


The Registrant filed a Current Report on Form 8-K dated as of September 1, 2000, disclosing that the Registrant had entered into a Stock Purchase Agreement with the California HealthCare Foundation (the "Foundation") to repurchase 602,800 shares of WellPoint Common Stock held by the Foundation. As a result of this agreement, certain registration rights previously granted to the Foundation were terminated.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   WELLPOINT HEALTH NETWORKS INC.
                                   Registrant

Date: November 14, 2000            By:  /s/ LEONARD D. SCHAEFFER
                                        ------------------------
                                        Leonard D. Schaeffer
                                        Chairman of the Board of Directors
                                        and Chief Executive Officer


Date: November 14, 2000            By:  /s/ DAVID C. COLBY
                                        -------------------
                                        David C. Colby
                                        Executive Vice President
                                        and Chief Financial Officer


Date: November 14, 2000            By:  /s/ KENNETH C. ZUREK
                                        --------------------
                                        Kenneth C. Zurek
                                        Senior Vice President, Controller
                                        and Taxation