Form 10-K
period 2000-12-31
WELLPOINT HEALTH NETWORKS INC /DE/
filed 2001-03-30
CIK 1013220

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

                                   FORM 10-K

(MARK ONE)

/X/        ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
           SECURITIES EXCHANGE ACT OF 1934
              FOR THE FISCAL YEAR ENDED DECEMBER 31, 2000

/ /        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
           SECURITIES EXCHANGE ACT OF 1934

                FOR THE TRANSITION PERIOD FROM        TO

                        COMMISSION FILE NUMBER 001-13803

                         WELLPOINT HEALTH NETWORKS INC.
             (Exact name of Registrant as specified in its charter)

                     DELAWARE                                           95-4635504
             (State of incorporation)                      (I.R.S. Employer Identification No.)

                 1 WELLPOINT WAY
                THOUSAND OAKS, CA                                         91362
     (Address of principal executive offices)                           (Zip Code)

       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (818) 234-4000
          SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

               TITLE OF EACH CLASS                      NAME OF EACH EXCHANGE ON WHICH REGISTERED
               -------------------                      -----------------------------------------
          Common Stock, $0.01 par value                          New York Stock Exchange

          SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:
                                      None
                            ------------------------

    Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-K or any amendment to this Form 10-K. / /

    State the aggregate market value of the voting stock held by non-affiliates of the Registrant as of March 16, 2001: $5,830,412,304 (based on the last reported sale price of $93.01 per share on March 16, 2001, on the New York Stock Exchange).

    Common Stock, $0.01 par value of Registrant outstanding as of March 16, 2001: 63,096,476 shares.

                      DOCUMENTS INCORPORATED BY REFERENCE

    Part III of this Annual Report on Form 10-K incorporates by reference information from the Registrant's definitive proxy statement for its 2001 Annual Meeting of Stockholders.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                         WELLPOINT HEALTH NETWORKS INC.
                            FORM 10-K ANNUAL REPORT

                               TABLE OF CONTENTS

                                                                           PAGE
                                                                         --------
                                     PART I

Item 1.    Business....................................................       1
Item 2.    Properties..................................................      26
Item 3.    Legal Proceedings...........................................      26
Item 4.    Submission of Matters to a Vote of Security Holders.........      27

                                     PART II

Item 5.    Market for the Registrant's Common Equity and Related
           Stockholder Matters.........................................      27
Item 6.    Selected Financial Data.....................................      28
Item 7.    Management's Discussion and Analysis of Financial Condition
           and Results of Operations...................................      29
Item 7a.   Quantitative and Qualitative Disclosures About Market
           Risk........................................................      43
Item 8.    Financial Statements and Supplementary Data.................      46
Item 9.    Changes and Disagreements with Accountants on Accounting and
           Financial Disclosure........................................      47

                                    PART III

Item 10.   Directors and Executive Officers of the Registrant..........      47
Item 11.   Executive Compensation......................................      47
Item 12.   Security Ownership of Certain Beneficial Owners and
           Management..................................................      47
Item 13.   Certain Relationships and Related Transactions..............      47

                                     PART IV

Item 14.   Exhibits, Financial Statements Schedules and Reports on Form
           8-K.........................................................      47

SIGNATURES.............................................................      52

INDEX TO FINANCIAL STATEMENTS..........................................     F-1

                                     PART I

ITEM 1. BUSINESS

GENERAL

    WellPoint Health Networks Inc. (the "Company" or "WellPoint") is one of the nation's largest publicly traded managed health care companies. As of December 31, 2000, WellPoint had approximately 7.9 million medical members and approximately 40.3 million specialty members. As a result of the March 2001 completion of the Company's acquisition of Cerulean Companies, Inc. ("Cerulean"), the Company's medical membership has increased to approximately
9.7 million medical members. The Company offers a broad spectrum of quality network-based managed care plans. WellPoint provides these plans to the large and small employer, individual, Medicaid and senior markets. The Company's managed care plans include preferred provider organizations ("PPOs"), health maintenance organizations ("HMOs") and point-of-service ("POS") and other hybrid plans and traditional indemnity plans. In addition, the Company offers managed care services, including underwriting, actuarial services, network access, medical cost management and claims processing. The Company also provides a broad array of specialty and other products, including pharmacy, dental, utilization management, life insurance, preventive care, disability insurance, behavioral health, COBRA and flexible benefits account administration.

    The Company markets its products in California primarily under the name Blue Cross of California, in Georgia primarily under the name Blue Cross Blue Shield of Georgia and in other states primarily under the name UNICARE. Historically, the Company's primary market for its managed care products has been California. On March 15, 2001, the Company completed its acquisition of Cerulean, the parent company of Blue Cross and Blue Shield of Georgia, Inc. ("Georgia Blue"), which served approximately 1.8 million medical members in the state of Georgia as of December 31, 2000. The Company holds the exclusive right in California to market its products under the Blue Cross name and mark and in Georgia to market its products under the Blue Cross Blue Shield name and mark. The Company's customer base is diversified, with extensive membership among large and small employer groups and individuals and a growing presence in the Medicare and Medicaid markets.

    In 1996, the Company began pursuing a nationwide expansion strategy through selective acquisitions and start-up activities in key geographic areas. With the acquisitions in March 1996 of the Life & Health Benefits Management division ("MMHD") of Massachusetts Mutual Life Insurance Company (the "MMHD Acquisition") and in March 1997 of certain portions of the health and related life group benefit operations (the "GBO") of John Hancock Mutual Life Insurance Company (the "GBO Acquisition"), the Company has significantly expanded its operations outside of California. One element of the Company's acquisition strategy has been large employer group plans that offer indemnity and other health insurance products that are less intensively managed than the Company's products in California. Since 1987, the Company has transitioned substantially all of its California indemnity insurance customers to managed care products. An element of the Company's geographic expansion strategy is to replicate its experience in California in motivating traditional indemnity members to transition to the Company's broad range of managed care products.

    In addition, the Company focuses on acquiring businesses that provide significant concentrations of members in strategic locations outside of California. In connection with this strategy, in March 2001 the Company completed its acquisition of Cerulean. In March 2000 the Company acquired Rush Prudential Health Plans, which offers HMO and other medical products in Illinois, primarily in the greater Chicago area.

    As of December 31, 2000, the Company's primary internal business divisions were focused on large employer group business, individual and small employer group business, and senior and specialty business. Revenues (with sales to external customers and sales or transfers to other segments shown separately), operating profit or loss and identifiable assets attributable to each of the Company's reportable segments are set forth in Note 20 to the Consolidated Financial Statements, which are included elsewhere in this Annual Report on Form 10-K. As the Company begins its integration of the Georgia Blue operations, it will assess the effect of the transaction on its reportable business segments.

RECENT TRANSACTIONS

ACQUISITION OF CERULEAN

    On March 15, 2001, the Company completed its acquisition of Cerulean. WellPoint and Cerulean had originally entered into an Agreement and Plan of Merger (as later amended and restated, the "Merger Agreement"). The Merger Agreement provided for the merger (the "Merger") of Water Polo Acquisition Corp., a wholly owned subsidiary of WellPoint, with and into Cerulean. As a result of the Merger, Cerulean has now become a wholly owned subsidiary of WellPoint. WellPoint now holds the exclusive license to use the Blue Cross and Blue Shield names and marks in the state of Georgia. At the effective time of the Merger, the shareholders of Cerulean became entitled to receive aggregate cash consideration of $700 million. As of December 31, 2000, Cerulean, through Georgia Blue and its various other subsidiaries, served approximately
1.8 million medical members in the state of Georgia.

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

ACQUISITION OF RUSH PRUDENTIAL HEALTH PLANS

    On December 9, 1999, WellPoint entered into a Purchase Agreement (the "Purchase Agreement") with The Prudential Insurance Company of America and Rush-Presbyterian-St. Luke's Medical Center to acquire Rush Prudential Health Plans. WellPoint completed this transaction on March 1, 2000. The purchase price for the acquisition was approximately $204 million, subject to certain post-closing adjustments. As of December 31, 1999, Rush Prudential Health Plans served approximately 300,000 medical members, primarily in the Chicago area.

MANAGED HEALTH CARE OVERVIEW

    An increasing focus on costs by employers and consumers over the last decade has spurred the growth of HMO, PPO, POS and other forms of managed care plans as alternatives to traditional indemnity health insurance. Typically, HMOs and PPOs, as well as hybrid plans incorporating features of each (such as POS plans), develop health care provider networks by entering into contracts with hospitals, physicians and other health care professionals to deliver health care at favorable rates that incorporate health care utilization management and other measures that encourage the delivery of medically necessary care as well as network credentialing and quality assurance. HMO, PPO and POS members generally are charged periodic, prepaid premiums, and copayments or deductibles. PPOs, POS plans and a number of HMOs allow out-of-network usage, typically at substantially higher out-of-pocket costs to members. HMO members generally select one primary care physician from a network who is responsible for coordinating health care services for the member, while PPOs and other "open access" plans generally allow members to select physicians without coordination through a primary care physician. Hybrid plans, such as POS plans, typically involve the selection of primary care physicians similar to HMOs, but allow members to choose non-network physicians at higher out-of-pocket costs similar to PPOs.

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

    OTHER STATES. Outside of California, the past decade has seen significant transformations in the health care sector. Although market acceptance of the array of managed health care plans continues to grow throughout the United States, it still varies widely from state to state. In some states, especially larger population centers, members are offered health care choices focused on HMO or other closed-access plans. In other states, members are typically offered a spectrum of health care choices which are more focused on PPOs or traditional indemnity health models than in California. Indemnity insurance usually allows members substantial freedom of choice in selecting health care providers but without significant financial incentives or cost-control measures typical of managed care plans. Indemnity insurance plans typically require annual deductible obligations of members. Upon satisfaction of the deductible, the member is reimbursed for health care expenses on a full or partial basis of the indicated charges. Health plan reimbursement is often limited to the health plan's assessment of the reasonable and customary charges prevailing in a region for the particular health care procedure. As in California, initial developments in managed care in other states have generally focused on more restrictive plans. More recently, consumer and general public sentiment has shifted towards open access plans.

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

INDIVIDUAL AND SMALL GROUP BUSINESSES

MARKETING

    Sales representatives are generally assigned to a specific geographic region to allow WellPoint to tailor its marketing efforts to the particular health care needs of each regional market. Individual and small employer group products are marketed in California primarily through independent agents and brokers, who are overseen by WellPoint's sales departments, and through sales managers in Comprehensive Integrated Marketing Services, Inc. ("CIMS"), a wholly owned indirect subsidiary of the Company. UNICARE's individual and small employer group products are generally distributed on a regional basis by independent sales agents in the various localized markets in which UNICARE operates. The Company's Blue Cross and Blue Shield of Georgia products are also distributed by independent sales agents working in conjunction with the Company's internal sales staff. The Company expects that, over time, the development of Internet-based distribution methods may affect the sales and marketing process in the individual and small employer group market. In this regard, in 1999 the

Company entered into sales distribution arrangements with certain Internet-based sales agents and introduced its Agent Connect program, which allows individual agents and brokers to create customized Internet websites and incorporate basic information regarding the Company's health plan offerings.

PRODUCTS

    PPO AND OTHER PLANS. The Company's PPO products, which are generally marketed in California under the name "Prudent Buyer," in Georgia under the name "Blue Choice PPO" and elsewhere under the name "UNICARE," are designed to address the specific needs of different customer segments. The Company's PPO plans require periodic, prepaid premiums and may have copayment obligations for services rendered by network providers that are often similar to the copayment obligations of its HMO plans. Unlike WellPoint's HMO and other "closed-access" plans, members are not required to select a primary care physician who is responsible for coordinating their care and may be subject to annual deductible requirements. PPO members have the option to receive health care services from non-network health care professionals, typically at substantially higher out-of-pocket costs to members. Among the Company's various PPO plans are its Prudent Buyer and UNICARE Co-Pay products, which replace annual deductible obligations with HMO-like co-payments while maintaining the member choice typical of PPO plans, and high-deductible health plans intended for use with medical savings accounts ("MSAs"). In 1998, the Company introduced its unique Employee Elect product, which allows small employers to offer their employees a menu of PPO and HMO options. In January 2001, the Company introduced its PlanScape family of individual PPO plans in California. The PlanScape plans are marketed towards purchasers with varying price preferences and offer a variety of coverage options and premium amounts.

    Georgia Blue introduced its first PPO in Georgia in the mid-1980s and began offering the Blue Choice PPO product in 1995. Georgia Blue introduced its first PPO for the individual market in February 1999. Georgia Blue also offers a traditional fee-for-service product for both individual and small employer groups. Traditional indemnity products may also use the statewide networks that Georgia Blue has established for physicians, hospitals and pharmacies. An important component of the Company's growth strategy is to introduce new products aimed for the individual and small employer group markets in Georgia.

    Outside of California and Georgia, the Company offers PPO and other open access products (using proprietary networks and third-party provider networks), as well as traditional fee-for-service products. As WellPoint continues to develop or acquire proprietary provider network systems in key geographic areas, the Company intends to offer more intensively managed products to the existing members of acquired businesses and to new individual, small group and senior customers outside of California.

    The Company believes that an important growth opportunity in the individual market lies in the development of products that are priced attractively for previously uninsured people. In 2000, the Company introduced its PPO Saver product in California and selected other locations. The PPO Saver product offers significantly lower premiums in exchange for certain limited benefits that still offer primary care physician visits and preventive care benefits and provide catastrophic coverage.

    HMO PLANS. The Company offers a variety of HMO products to the members of its California HMO, CaliforniaCare. CaliforniaCare members are generally charged periodic, prepaid premiums that do not vary based on the amount of services rendered, as well as modest co-payments (small per-visit charges). Members choose a primary care physician from the HMO network who is responsible for coordinating health care services for the member. Certain plans permit members to receive services from health care professionals that are not a part of the Company's HMO network at a substantial out-of-pocket cost to members which includes a deductible and higher copayment obligations. To enhance the marketability of its plans, in 1996 the Company introduced its CaliforniaCare Saver HMO product, which has deductible obligations for certain hospital and outpatient benefits. In response to consumer demand for easier access to specialists, in 1997 the Company introduced the Ready Access program in its CaliforniaCare HMO. The program expedites the referral process to specialists within a member's participating medical group ("PMG"). In addition, the program also allows members of certain PMGs to self-refer to designated frequently used specialists.

    Upon completion of the Cerulean acquisition, the Company now offers HMO products in the state of Georgia. As of December 31, 2000, Georgia Blue (through its affiliate Blue Cross Blue Shield Healthcare Plan of Georgia, Inc.) had approximately 606,000 HMO members, primarily in the greater Atlanta area. Since 1993, Georgia Blue's HMO and point-of-service products have been Georgia Blue's fastest-growing products. Georgia Blue is licensed and operational as an HMO in eight separate locations in Georgia, including Atlanta, Augusta, Columbus and Savannah. As result of the Rush Prudential acquisition, the Company also offers HMO products in the greater Chicago area. An element of the Company's expansion strategy with respect to this business is to introduce a greater variety of products similar to those offered to CaliforniaCare members.

LARGE GROUP BUSINESSES

    During the last several years, WellPoint's large employer group business has experienced considerable growth. The Company attributes this growth primarily to the strength of the California economy as well as the enhancement of the Company's reputation for customer service and value especially among large, established companies.

MARKETING AND PRODUCTS

    WellPoint's managed health care plans to large employers are generally sold by WellPoint sales personnel, in conjunction with an employer's broker or consultant, to develop a package of managed health care benefits specifically tailored to meet the employer's needs. WellPoint believes that a key component of its success in this market segment is the Company's strength in developing complex, highly customized benefits packages that respond to the diverse needs of larger employers and their employee population. In 1999, the Company introduced its Blue Cross Preferred PPO product in California, which provides certain enhanced benefits desired by high-technology companies in competitive labor markets.

    Many of WellPoint's HMO and PPO products offered to individuals and small employer groups are also offered to large employer groups. In addition to competitive pricing and exemplary customary service, a key competitive factor in the sale of large employer group products is the ability to offer a spectrum of health plan choices. With the completion of the Company's acquisitions of Cerulean and Rush Prudential, the Company is able to offer a mix of products, including HMO and PPO products, to customers in Georgia and the greater Chicago area. One component of the Company's expansion strategy outside of California is to evaluate acquisition opportunities that will allow the Company to complement its product offerings in selected target areas.

MANAGEMENT SERVICES

    In addition to fully insured products, WellPoint provides administrative services to large group employers that maintain self-funded health plans. In California, the Company often has been able to capitalize on this relationship by subsequently introducing WellPoint's underwritten managed care products. The Company's managed care services revenues have expanded considerably during the last five years as a result of the MMHD, GBO and Cerulean acquisitions. These businesses are comprised of a higher percentage of administrative services business than the Company's traditional California business. Georgia Blue currently provides administrative services for several accounts sponsored by the state of Georgia. These accounts comprise in excess of 25% of Georgia Blue's membership.

    WellPoint offers managed care services, including underwriting, actuarial services, medical cost management, claims processing and administrative services for self-funded employers. WellPoint also enables employers with self-funded health plans to use WellPoint's provider networks and to realize savings through WellPoint's favorable provider arrangements, while allowing employers the ability to design certain health benefit plans in accordance with their own requirements and objectives. As of December 31, 2000, WellPoint served self-insured health plans covering approximately 2.5 million medical members.

SENIOR PLANS

    WellPoint offers numerous Medicare supplement plans, which typically pay the difference between health care costs incurred by a beneficiary and amounts paid by Medicare. One such product is Medicare Select, a PPO-based product that offers supplemental Medicare coverage. WellPoint also offers Medicare Select II, a hybrid product which allows seniors over the age of 65 to maintain their full Medicare benefits for any out-of-network benefits while enrolled in a supplemental plan that allows them to choose their own physician with a copayment. As of December 31, 2000, these Medicare supplemental plans served approximately 194,000 members. WellPoint also offers Blue Cross Senior Secure, an HMO plan operating in defined geographic areas, under a Medicare + Choice contract with the Health Care Financing Administration ("HCFA"). This contract entitles WellPoint to a fixed per-member premium from HCFA which is subject to adjustment annually by HCFA based on certain demographic information relating to the Medicare population and the cost of providing health care in a particular geographic area. In addition to physician care, hospitalization and other benefits covered by Medicare, the benefits under this plan (which vary by county) typically include prescription drugs, routine physical exams, hearing tests, immunizations, eye examinations, counseling and health education services. As of December 31, 2000 Blue Cross Senior Secure HMO plans served over 37,000 members. Georgia Blue also has a Medicare + Choice contract with HCFA, which allows it to offer an HMO plan in nine Georgia counties in the greater Atlanta area. This product, "Blue Choice Platinum," became operational in April 1997 and had approximately 26,000 members as of December 31, 2000.

MEDICAID PLANS AND OTHER STATE-SPONSORED PROGRAMS

    The California Department of Health Services ("DHS") administers Medi-Cal, California's Medicaid program. WellPoint has been awarded contracts to offer Medi-Cal managed care programs in various California counties. Under these programs, WellPoint provides health care coverage to Medi-Cal program members and DHS (or a delegated local agency) pays WellPoint a fixed payment per member per month. As of December 31, 2000, approximately 753,000 members were enrolled in WellPoint's Medi-Cal managed care programs in various California counties and in other state-sponsored programs. In 2000, the Company formed a newly licensed health maintenance organization, UNICARE Health Plan of Oklahoma, Inc., which has obtained a contract with the Oklahoma Health Care Authority to cover SoonerCare Plus Medicaid members in central Oklahoma, primarily the Oklahoma City area. Operations began on July 1, 2000 and as of December 31, 2000, the plan had approximately 18,000 Oklahoma Medicaid SoonerCare Plus members. In 2000, the Company entered into a joint venture with Medical Card Systems, Inc., a Puerto Rico-based group health and life insurer, to pursue contracts under the Health Reform Program in Puerto Rico.

MANAGED HEALTH CARE NETWORKS AND PROVIDER RELATIONS

    While the Company's product development and marketing efforts are organized by distinct customer segments, the Company believes that its interactions with hospitals and physicians are best facilitated through a single coordinated effort handled by the Company's Health Care Quality Assurance Division. Because of the different market positions of the Company's Blue Cross of

California and UNICARE tradenames, the Company's health care networks and provider relations are different in California than other states.

BLUE CROSS OF CALIFORNIA

    WellPoint's extensive managed health care provider networks in California include its HMO, PPO and specialty managed care networks. WellPoint uses its large California membership to negotiate physician contracts at favorable rates that promote delivery of quality care and encourage effective utilization management. Under these contracts, physicians are paid either a fixed per member monthly amount (known as a capitation payment) or on the basis of a fixed fee schedule. In selecting physicians for its networks, WellPoint uses its credentialing programs to evaluate the applicant's professional qualifications and experience, including license status, malpractice claims history and hospital affiliations.

    The following is a more detailed description of the principal features of WellPoint's California PPO and HMO networks.

    PPO NETWORK. There were approximately 3.4 million members (including administrative services members) enrolled in WellPoint's California PPO health care plans as of December 31, 2000, approximately 36% of whom were individuals or employees of small groups.

    WellPoint endeavors to manage and control costs for its PPO plans by negotiating favorable arrangements with physicians, hospitals and other health care professionals, and requiring participation in the Company's various medical management programs. In addition, WellPoint manages costs through pricing and product design decisions intended to influence the behavior of both members and health care professionals.

    WellPoint's California PPO plans provide for the delivery of specified health care services to members by contracting with physicians, hospitals and other health care professionals. Hospital contracts are on a nonexclusive basis and generally provide for per diem payments (a fixed fee schedule where the daily rate is based on the type of service) that provide for rates that are below the hospitals' standard billing rates. Physician contracts are also on a nonexclusive basis and specify fixed fee schedules that are below standard billing rates. WellPoint is able to obtain prices for hospitals and physician services below standard billing rates because of the volume of business it offers to health care professionals that are part of its network. Rates are generally negotiated on an annual or multi-year basis with hospitals. Rates for physicians in the Company's PPO network are set from time to time by the Company.

    HMO NETWORK. Membership in CaliforniaCare was approximately 2.2 million members as of December 31, 2000.

    The physician network of PMGs is comprised of both multi-specialty medical group practices and individual practice associations ("IPAs"). Substantially all primary care physicians or PMGs in the Company's California HMO network are reimbursed on a capitated basis. These arrangements specify fixed per member per month payments to providers and may result in a marginally higher medical loss ratio than a non-capitated arrangement, but significantly reduce risk to WellPoint. Generally, HMO network hospital contracts are on a nonexclusive basis and provide for a per diem payment, which is below the hospitals' standard billing rates.

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

BLUE CROSS BLUE SHIELD OF GEORGIA

    In 1995, Cerulean began using jointly owned integrated delivery systems for managed healthcare products, with community health partnership networks ("CHPNs") as the cornerstone of this strategy. CHPNs are locally based equity ventures between Georgia Blue and a local physician group or hospital. The physician or hospital joint ventures, as well as other health care professionals with which the CHPN maintains contracts, provide clinical services. Georgia Blue provides sales, management and administrative services, including information systems and data management services. Georgia Blue's HMO affiliate collects premium and fee revenues from subscribers and retains a flat percentage for administration and as a contribution to surplus. After deduction of premium taxes, the CHPN uses remaining premium revenue for payment of medical expenses and contributions to its retained earnings. As of December 31, 2000, two CHPNs were active and operational, one in the greater Atlanta area and one in the Augusta market. The HMO membership in the CHPNs accounts for significant percentage of Georgia Blue's HMO membership.

    Outside of Atlanta and Augusta, Georgia Blue has developed extensive physician and hospital networks that serve Georgia Blue's PPO Plans and certain of its indemnity products. For these products, Georgia Blue uses a variety of reimbursement methods, including per diem payments, maximum allowable charge, case rates, discounted fee-for-service and fee schedules.

UNICARE

    Due to the more recent development of the Company's national operations, the Company's relations with health care professionals outside of California are more varied than in California. During 2000, the Company continued its UNICARE network development efforts in various states, including Georgia, Illinois, Indiana, Maryland, Ohio, Texas and Virginia. Some of these network development activities involved start-up activities, while others involved supplementing existing networks acquired in the MMHD and GBO acquisitions. As a result of the Company's extensive efforts, UNICARE's proprietary networks in Georgia and Texas are substantially completed.

    As a result of the Rush Prudential acquisition completed in March 2000, UNICARE has now added Rush Prudential's existing networks to its proprietary networks in the greater Chicago area. As part of the MMHD acquisition, the Company also acquired a majority ownership interest in a PPO entity, UNICARE National Capital Preferred Provider Organization ("UNICARE NCPPO"), which operates in the Maryland/Virginia area and is a joint venture with local health care providers.

    A large number of UNICARE members are currently served by third-party provider networks, which generally lack the selectivity and discounts typical of the Company's proprietary networks. One of the Company's strategies for the expansion of its UNICARE operations is to continue building and acquiring proprietary network systems in certain geographies similar to the Company's networks in California and Texas, which provide a continuum of managed care products to various customer segments. As the Company expands its out-of-state operations, it intends to build or acquire such network operations and, as appropriate, to replace or supplement the current third-party network arrangements. Additionally, the Company has begun a process to consolidate its third-party network relationships in an effort to further contain its administrative expenses.

ANCILLARY NETWORKS

    WellPoint evaluates current and emerging high volume or high cost services to determine whether developing an ancillary service network will yield cost control benefits. In establishing these ancillary service networks, WellPoint seeks to enter into capitation or fixed-fee arrangements with providers of these services. WellPoint regularly collects and analyzes industry data on high cost or high volume unmanaged services to identify the need for specialty managed care networks. For example, WellPoint has created Centers of Expertise for certain transplant services.

UTILIZATION MANAGEMENT

    In order to better manage quality in its proprietary provider networks, WellPoint adopts utilization management processes and guidelines that are intended to reduce unnecessary procedures, admissions and other medical costs. The utilization management systems seek to provide quality care to WellPoint's members by ensuring that medical services provided are based on medical necessity and that all final decisions are made by physicians. In its California HMO, WellPoint permits PMGs to oversee most utilization management for their particular medical group under WellPoint's guidelines. Currently, substantially all of the PMGs in WellPoint's California HMO network have established committees to oversee utilization management. For its California PPO network, WellPoint uses treatment guidelines, requires pre-admission approvals of hospital stays and concurrent review of all admissions and retrospectively reviews physician practice patterns. Utilization management also includes an outpatient program, with pre-authorization and retrospective review, ongoing supervision of inpatient and outpatient care of members, case management and discharge planning capacity. Review of practice patterns may result in modifications and refinements to the PPO plan offerings and network contractual arrangements. In addition, WellPoint manages health care costs by periodically reviewing cost and utilization trends within its provider networks. Cases are reviewed in the aggregate to identify a high volume of a particular type of service to identify the most effective method of treatment while more effectively managing costs. In addition, the Company reviews high-cost procedures in an effort to provide new quality, cost-effective treatment by utilizing new technologies or by creating additional networks, such as its networks of home health agencies.

    For the Company's UNICARE managed care health plans, utilization management is provided by UNICARE through the Company's subsidiary CostCare, Inc. ("CCI"). As part of the GBO acquisition, the Company acquired CCI, which provides medical management services. The Company has integrated CCI's traditional utilization management and case management services into UNICARE offerings. CCI products include a disease state management program, a high-risk pregnancy identification and management program and a nurse health information line. Certain of the Company's plans in California also feature similar programs. In September 1999, CCI (which operates as UNICARE/Cost Care) received a two-year accreditation for its utilization management program from the Utilization Review Accreditation Commission ("URAC"), a private organization providing voluntary accreditation of utilization review entities. Additionally, in February 2000, CCI received a two-year accreditation from URAC for its health information line program.

    In 2000, the National Committee for Quality Assurance ("NCQA") awarded Blue Cross Blue Shield Healthcare Plan of Georgia, Inc. its second full, three-year accreditation. Georgia Blue's PPO organization was the first PPO in Georgia to receive accreditation from URAC.

UNDERWRITING

    In establishing premium rates for its health care plans, WellPoint uses underwriting criteria based upon its accumulated actuarial data, with adjustments for factors such as claims experience, member mix and industry differences to evaluate anticipated health care costs. WellPoint's underwriting practices in the individual and small group market are subject to legislation in California, Georgia and other states affecting the individual and small employer group market. Because UNICARE's members are in every state, the Company's underwriting practices, especially in the individual and small group market, are subject to a variety of legislative and regulatory requirements and restrictions. See "Government Regulation."

QUALITY MANAGEMENT

    Quality management for most of the Company's business is overseen by the Company's Quality Management Department and is designed to ensure that necessary care is provided by qualified personnel. Depending on the local markets, quality management encompasses plan level quality performance, provider credentialing, provider and member grievance monitoring and resolution, medical group auditing, monitoring medical group compliance with Company standards for medical records and medical offices, physician peer review and a quality management committee.

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

PHARMACY PRODUCTS

    WellPoint offers pharmacy services and pharmacy benefit management services to its members. WellPoint's pharmacy services incorporate features such as drug formularies (a WellPoint-developed listing of preferred, cost-effective drugs), a pharmacy network and maintenance of a prescription drug database and mail order capabilities. Pharmacy benefit management services provided by WellPoint include management of drug utilization through outpatient prescription drug formularies, retrospective review and drug education for physicians, pharmacists and members. In December 2000, the Company completed its acquisition of a mail-order pharmacy facility, which now operates under the name PrecisionRx. The Company believes that PrecisionRx will enhance the competitiveness of its pharmacy benefit management services. As of December 31, 2000, WellPoint had approximately 29 million risk and non-risk pharmacy members and approximately 54,000 participating pharmacies.

DENTAL PLANS

    WellPoint's California dental plans include Dental Net, its California dental HMO, and Blue Cross Dental Select HMO, a hybrid plan, a dental PPO, and traditional indemnity plans. The Company's dental products outside of California currently include a dental PPO in Texas, Georgia and almost all of the other states in which the Company operates. As a result of the MMHD and GBO acquisitions, the Company has acquired significant additional dental membership outside of California. The Company's dental plans provide primary and specialty dental services, including orthodontic services, and as of December 31, 2000, served approximately 2.2 million dental members.

LIFE INSURANCE

    The Company offers primarily term-life and accidental death and dismemberment ("AD&D") insurance to employers, generally in conjunction with the Company's health plans. The MMHD, GBO and Cerulean acquisitions have expanded the Company's life insurance business both inside and outside of California. As of December 31, 2000, the Company provided life insurance products to approximately 2.0 million persons.

MENTAL HEALTH PLANS

    WellPoint offers specialized mental health and substance abuse programs. The plans cover mental health and substance abuse treatment services on both an inpatient and an outpatient basis. In addition, approximately 307 employee assistance and behavioral managed care programs have been implemented for a wide variety of businesses throughout the United States. As of December 31, 2000, there were approximately 4.4 million members covered under WellPoint's mental health plans. The Company believes the implementation of new mental health parity laws (described in "Government Regulation") will provide a growth opportunity for the Company because many plans currently provide for limited mental health benefits.

UTILIZATION MANAGEMENT

    In connection with the GBO acquisition, the Company acquired CCI. CCI, which now operates under the trade name UNICARE/CostCare, provides stand-alone utilization management and other medical management services to other health plans and self-funded employers. CCI utilization management services are also integrated into UNICARE product offerings. As of December 31, 2000, the Company had approximately 2.1 million utilization management members.

DISABILITY PLANS

    The Company offers short- and long-term disability programs, usually in conjunction with the Company's health plans. As of December 31, 2000, the Company provided long-term or short-term disability coverage to approximately 569,000 individuals.

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

MARKET RESEARCH AND ADVERTISING

    WellPoint conducts market research and advertising programs to develop products and marketing techniques tailored specifically to customer segments. WellPoint uses print and broadcast advertising to promote its health care plans. In addition, the Company engages in promotional activities with agents, brokers and consultants. WellPoint incurred costs of approximately $61.8 million, $40.8 million and $43.3 million on advertising for the years ended December 31, 2000, 1999 and 1998, respectively.

COMPETITION

    The managed health care industry in California is competitive on both a regional and statewide basis. In addition, in recent years there has been a trend of increasing consolidation among both national and California-based health care companies, which may further increase competitive pressures. WellPoint competes with other companies that offer similar managed health care plans, some of which have greater resources than WellPoint. In addition, the development and growth of companies offering Internet-based connections between health care professionals, employers and members, along with a variety of services, may create additional competitors. Currently, WellPoint is a market leader in offering managed health care plans to individuals and small employer groups in California. The medical loss ratio attributable to WellPoint's individual and small group business has historically been lower than that for its large employer group business. As a result, a larger portion of WellPoint's profitability on a per-member basis is due to the individual and small group business. WellPoint has experienced increased competition in this market over the last several years, which could adversely affect its medical loss ratio and future financial condition, cash flows or results of operations. See "Factors That May Affect Future Results of Operations."

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

    WellPoint believes that significant factors in the selection of a managed health care plan by employers and individual members include price, the extent and depth of provider networks, flexibility and scope of benefits, quality of services, market presence, reputation (which may be affected by public rankings or accreditation by voluntary organizations such as NCQA and URAC) and financial stability. WellPoint believes that it competes effectively against other health care industry participants.

GOVERNMENT REGULATION

CALIFORNIA

    DOC AND DOI REGULATION. WellPoint offers its managed health care services in California principally through its wholly owned indirect subsidiary Blue Cross of California, which is currently subject to regulation by the California Department of Managed Health Care (the "DMHC") under the Knox-Keene Health Care Service Plan Act of 1975 (the "Knox-Keene Act"). The insurance business conducted by the Company's subsidiary BC Life & Health Insurance Company ("BC Life") is regulated by the California Department of Insurance (the "California DOI"). Each entity is subject to various minimum capital and other requirements, such as restrictions on the payment of dividends or the issuance of capital stock, established by its respective regulatory authority. Blue Cross of California's managed health care programs are also subject to extensive DMHC regulation regarding benefit and coverage levels, relationships with health care providers, administrative capacity, marketing and advertising, procedures for quality assurance and subscriber and enrollee grievance resolution. Any material modifications to the organization or operations of Blue Cross of California are subject to prior review and approval by the DMHC. BC Life must obtain approval from the California DOI for all of its group insurance policies and certain aspects of its individual policies prior to issuing those policies, as well as certain other material actions which BC Life may propose to take. The failure to comply with applicable regulations can subject BCC or BC Life to various penalties, including fines or the imposition of restrictions on the conduct of its operations.

RECENT CALIFORNIA HEALTH CARE LEGISLATION

    In September 1999, the California Legislature enacted a number of health care reform measures. The following is a summary of the material terms of the most significant of these new laws.

    The Managed Health Care Insurance Accountability Act of 1999 ("SB 21"), which became effective for health care services rendered after January 1, 2001, establishes an explicit duty on managed care entities to exercise ordinary care in arranging for the provision of medically necessary health care services to their subscribers and imposes liability for all harm legally caused by the failure to exercise such ordinary care. Managed care entities may be held liable if their failure to exercise ordinary care results in the denial, delay or modification of a health care service recommended for or furnished to the subscriber and the subscriber suffers "substantial harm." For purposes of the statute, "substantial harm" is defined as the loss of life, loss of or significant impairment of a limb or bodily function, significant disfigurement, severe and chronic pain or significant financial loss. Liability may be established for health care services regardless of whether the recommending health care provider is a contracting provider with the managed care entity. Managed care plans may not seek indemnity from a health care provider for the liability imposed by the statute. A cause of action may not be maintained under the statute against a managed care entity unless the subscriber has exhausted independent medical review procedures, except in instances where substantial harm has occurred or will imminently occur prior to the completion of the independent medical review.

    Assembly Bill 55 ("AB 55") establishes an independent medical review system effective as of January 1, 2001. Every health plan enrollee, whether currently under the regulatory supervision of the DMHC or the California DOI, must be provided with an opportunity to seek an independent medical review whenever health care services have been denied, modified or delayed by a managed care entity or one of its contracting physicians, if this decision was based on a finding that the proposed services are not medically necessary. Under AB 55, there is no minimum dollar level for claims to be subject to the independent review process and the enrollee will not have any responsibility for the payment of any application or processing fee. An enrollee's provider may assist and advocate in the review. All health plan contracts issued or renewed after January 1, 2000 must provide an opportunity to seek an independent review effective as of January 1, 2001. The statute does not apply to decisions by a health plan that health care services are not covered under the plan issued to the subscriber. Under the statute, the DMHC was instructed to contract with one or more medical review organizations by January 1, 2001.

    Assembly Bill 88 ("AB 88") requires that any health care service plan contract or disability insurance policy issued or renewed on or after July 1, 2000 must provide coverage for the diagnosis and medically necessary treatment of severe mental illness under the same terms and conditions applied to other medical conditions.

    Assembly Bill 78 ("AB 78") provides for the creation of the DMHC into which has been transferred the health care service plan operations of the DOC. The DMHC is advised by an advisory committee consisting of 22 members, 11 of whom are appointed by the Governor, 10 of whom are appointed by the joint recommendation of the Governor, the Speaker of the California Assembly and the California Senate Committee on Rules and one of whom is the Director of the Department (who is appointed by the Governor). This advisory committee will issue an annual report, which will include a report card issued to the public on the comparative performance of managed care organizations. This bill also establishes an Office of Patient Advocate, who will be appointed by the California Governor, to represent the interest of enrollees. The Office of Patient Advocate will be charged with the responsibility of helping enrollees secure health care services and will have access to the records of the

DMHC. Under the legislation, the new DMHC has been granted expanded powers, including the ability to order the discontinuance of "unsafe or injurious practices."

    Senate Bill 260 ("SB 260") establishes a Financial Solvency Standards Board (the "Board") comprised of the Director of the Department of Managed Care (the "Director") and seven members appointed by the Director. The Board will review financial solvency matters affecting the delivery of health care services and recommend financial solvency requirements relating to plan operations, plan-affiliate operations and transactions, plan-provider contractual relationships and provider-affiliate operations and transactions. Effective January 1, 2001, every contract between a health care service plan and a risk-bearing organization (i.e., any provider group that provides services in exchange for fixed capitation payments) must include a requirement that the risk-bearing organization furnish financial information to the health care service plan. In addition, the health care service plan must disclose information to the risk-bearing organization that enables the organization to be informed regarding its financial risk. Plans must provide payment of all risk arrangements, excluding capitation payments, within 180 days after the close of each fiscal year. On or before June 30, 2000, the Director must adopt regulations providing for a process of reviewing and grading risk-bearing organizations based on criteria regarding financial responsibility, estimates for incurred but not reported claims ("IBNR"), tangible net equity and level of working capital. The DMHC has issued emergency regulations. Risk-bearing organizations may not be at financial risk for the provision of health care services unless a particular contract provision allocating such risk has first been negotiated and agreed to between the health care service plan and the risk-bearing organization. In addition, no contract between a health care service plan and a risk-bearing organization may include any provision that requires a health care provider to accept rates or methods of payments unless the provisions have first has been negotiated and agreed to between the plan and the risk-bearing organization.

    Senate Bill 559 ("SB 559"), which became effective July 1, 2000, imposes certain disclosure obligations and other limitations on health care plans, such as the Company, that make their networks of contracted providers available to other entities. Under SB 559, health care plans must disclose to contracting providers that they intend to make their health care networks, and the negotiated discounts, available to other payors such as self-insured employers or workers' compensation insurance companies. Providers may decline to be included in any list of contracted providers made available to any payor entity that does not provide financial incentives to, or otherwise actively encourage, the payor's members to use the list of contracting providers when obtaining medical care.

    The California Legislature has also adopted new legislation that imposes restrictions on the categories of persons that may be involved in medical management activities and on the conduct of such activities. Various other newly adopted bills mandate coverage for certain benefits, such as the provision of oral contraceptives, and place further limitations on health plan operations. Although it is too early to determine the effects of the recently enacted legislation, the Company expects that this legislation and any other legislation adopted in the future will increase the Company's cost of operations and may have the effect of increasing the Company's loss ratio or decreasing the affordability of its products. As a result, this legislation could have a material adverse effect on the Company's results of operations, financial condition and cash flows.

FEDERAL

    RECENT FEDERAL HEALTH CARE LEGISLATION. In August 1997, President Clinton signed into law the Balanced Budget Act of 1997 (the "Balanced Budget Act"). The Balanced Budget Act included a number of measures affecting the provision of health care. The act placed restrictions on the variation in Medicare reimbursement amounts (so-called "risk adjusters") between counties. HCFA has released proposed risk adjusters, which are currently expected to be implemented in phases through the year 2005. In addition, the Balanced Budget Act ostensibly expanded the managed health plan options available to Medicare enrollees to include PPO, POS and high deductible health plans intended for

MSAs. Regulations regarding these changes were adopted in June 1998. Finally, the Balanced Budget Act implemented certain changes with respect to Medicare supplement programs, including guaranteed coverage issues. Certain of the changes under the Balanced Budget Act could have the result of increasing the Company's costs.

    In November 1997, the Advisory Commission on Consumer Protection and Quality in the Health Care Industry (the "Clinton Quality Commission"), which had been appointed by President Clinton to formulate recommendations regarding health care quality and the protection of consumers, released a "Consumer Bill of Rights and Responsibilities" containing a number of general and specific recommendations regarding the provision of health care in the United States. No legislation has been adopted as a result of its recommendations. In
February 1998, President Clinton issued an executive order to the government administrators of each of the government-sponsored health programs directing them to take appropriate actions to insure compliance with some or all of the recommendations made in the Consumer Bill of Rights by various dates on or before December 31, 1999. Compliance with the President's executive order is likely to increase health plan costs associated with these government-sponsored programs. In 1998, the Department of Labor also issued proposed regulations regarding a mandated health plan grievance and appeal process. These regulations would apply to all plans subject to the Employee Retirement and Income Security Act of 1974 ("ERISA"), including employer-funded plans. Final regulations have now been issued. These regulations could have the effect of increasing the Company's expenses.

    On August 21, 1996, President Clinton signed into law the Health Insurance Portability and Accountability Act of 1996 ("HIPAA"). HIPAA and the implementing regulations that have thus far been adopted impose new obligations for issuers of health insurance coverage and health benefit plan sponsors. HIPAA requires certain guaranteed issuance and renewability of health coverage for individuals and small groups (generally 50 or fewer employees) and limits exclusions based on preexisting conditions. Most of the insurance reform provisions of HIPAA became effective for "plan years" beginning July 1, 1997.

    HIPAA also establishes new requirements regarding the confidentiality of patient health information and regarding standard formats for the transmission of health care data. In December 2000, the Department of Health and Human Services promulgated final regulations regarding the privacy of "protected health information." The rules would, among other things, require that health plans give patients a clear written explanation of how they intend to use, keep and disclose patient health information, prohibit health plans from conditioning payment or coverage on a patient's agreement to disclose health information for other purposes, and create federal criminal penalties for health plans, providers and claims clearinghouses that knowingly and improperly disclose information or obtain information under false pretenses. Final regulations regarding the standard formats for the transmission of health care information have also been released, with an effective date of October 2002. The privacy and standardization regulations could have the effect of increasing the Company's expenses.

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

    In California and Georgia, WellPoint provides a senior plan product under a Medicare + Choice contract that is subject to regulation by HCFA. Under this contract and HCFA regulations, if WellPoint's premiums received for Medicare-covered health care services provided to senior plan Medicare members are more than the Company's projected costs associated with the provision of health care services provided to senior plan members, then WellPoint must provide its senior plan members with additional benefits beyond those required by Medicare or reduce its premiums, or deductibles or co-payments, if any. HCFA has the right to audit HMOs operating under Medicare contracts to determine the quality of care being rendered and the degree of compliance with HCFA's contracts and regulations.

    FUTURE HEALTH CARE REFORM. A number of legislative proposals have been made at the Federal and state levels over the past several years. These proposals would, among other things, mandate benefits with respect to certain diseases or medical procedures, require plans to offer an independent external review of certain coverage decisions or establish health plan liability in a manner similar to the California legislation discussed above or the Georgia and Texas legislation discussed in the following section. The United States Congress is currently considering a number of alternative health care reform measures that would, among other things, mandate external review of treatment denial decisions, provide for managed care liability and allow for collective bargaining by unaffiliated physicians groups. There have also been proposals made at the Federal level to implement greater restrictions on employer-funded health plans, which are generally exempted from state regulation by ERISA.

    WellPoint is unable to evaluate what legislation may be proposed and when or whether any legislation will be enacted and implemented. However, many of the proposals, if adopted, could have a material adverse effect on WellPoint's financial condition, cash flows or results of operations, while others, if adopted, could potentially benefit WellPoint's business.

OTHER STATES

    The Company's activities in other states are subject to state regulation applicable to the provision of managed health care services and the sale of traditional health indemnity insurance. As a result of the MMHD, GBO, Rush Prudential and Cerulean acquisitions, the Company and certain of its subsidiaries are also subject to regulation by the DOI in Delaware (which is the state of incorporation and domicile of UNICARE Life & Health Insurance Company, one of the Company's principal operating subsidiaries outside of California), Georgia, Illinois, Indiana and in all other states. As the Company expands its offering of managed care products in new geographic locations, it will be subject to additional regulation by governmental agencies applicable to the provision of health care services. The Company believes it is in compliance in all material respects with all current state regulatory requirements applicable to its business as presently conducted. However, changes in government regulations could affect the level of services which the Company is required to provide or the rates which the Company can charge for its health care products and services.

    As the Company continues to expand its operations outside of California, new legislative and regulatory developments in Delaware, Georgia, Illinois, Texas and various other states will have greater potential effect on the Company's financial condition, cash flows or results of operations. In 1999 the Georgia Legislature adopted several new bills, including one that requires managed care plans to offer coverage for services rendered by out-of-network providers and one that establishes a Consumers' Insurance Advocate with authority to review and comment upon matters pending before the Department of Insurance Commissioner. Over the past few years, there has also been an increase in other states in proposed legislation regarding, among other things, mandated benefits, health plan liability, third-party review of health plan coverage determinations and health plan relationships with providers. The Company expects that this trend of increased legislation will continue. These laws may have the effect of increasing the Company's claims expense.

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

SERVICE MARKS

    WellPoint and its subsidiaries have filed for registration of and maintain several service marks, trademarks and trade names at the Federal level and in California, including "Prudent Buyer Plan," "CaliforniaCare" and "UNICARE." WellPoint, Blue Cross of California, BC Life, Georgia Blue, Blue Cross Blue Shield Healthcare Plan of Georgia, Inc. and Greater Georgia Life Insurance Company are currently parties to license agreements with the Blue Cross Blue Shield Association (the "BCBSA") which allow them to use the Blue Cross name and mark in California (the Blue Cross and Blue Shield name and mark in Georgia) with respect to WellPoint's HMO and PPO network-based plans. The BCBSA is a national trade association of Blue Cross and Blue Shield licensees, the primary function of which is to promote the Blue Cross and Blue Shield names. Each licensee is an independent legal organization and is not responsible for the obligations of other BCBSA member organizations. A Blue Cross or Blue Shield license requires payment of a fee to the BCBSA and compliance with various requirements established by the BCBSA, including the maintenance of specified minimum capital. The failure to meet such capital requirements can subject the Company to certain corrective action, while the failure to meet a lower specified level of capital can result in termination of the Company's license agreement with the BCBSA. WellPoint considers the licensed Blue Cross name and its registered service marks, trademarks and trade names important in the operation of its business.

EMPLOYEES

    At December 31, 2000, WellPoint and its subsidiaries employed approximately 10,900 persons. Approximately 140 of the Company's employees are presently covered by a collective bargaining agreement with the Office and Professional Employees International Union, Local 29. Approximately 174 of the Company's office clerical employees in the greater Detroit area are presently covered by a collective bargaining agreement with the International Brotherhood of Teamsters, Chauffeurs, Warehousemen and Helpers of America, Local No. 614. As of
December 31, 2000, Cerulean and its subsidiaries employed approximately 2,900 persons. WellPoint believes that its relations with its employees are good, and it has not experienced any work stoppages.

EXECUTIVE OFFICERS

    Leonard D. Schaeffer, age 55, has been Chairman of the Board of Directors and Chief Executive Officer of the Company since August 1992. Mr. Schaeffer has also been Chief Executive Officer of BCC since 1986 and Chairman of the Board of Directors since 1989. From 1982 to 1986, Mr. Schaeffer served as President of Group Health, Inc., an HMO in the midwestern United States. Prior to joining Group Health, Inc., Mr. Schaeffer was the Executive Vice President and Chief Operating Officer of the Student Loan Marketing Association, a financial institution that provides a secondary market for student loans, from 1980 to 1981. From 1978 to 1980, Mr. Schaeffer was the Administrator of HCFA. HCFA administers the Federal Medicare, Medicaid and Peer Review Organization programs. Mr. Schaeffer serves as a director of Allergan, Inc. and Providian Financial Corporation.

    D. Mark Weinberg, age 48, has been Executive Vice President, Individual and Small Group Division of the Company since April 1999. From October 1995 until March 1999, he served as Executive Vice President, UNICARE Businesses of the Company. From August 1992 until May 1996, Mr. Weinberg served as a director of the Company. From February 1993 to October 1995, Mr. Weinberg was Executive Vice President, Consumer and Specialty Services of the Company. Prior to
February 1993, Mr. Weinberg was Executive Vice President of BCC's Consumer Services Group from December 1989 to February 1993 and was Senior Vice President of Individual and Senior Services of BCC from April 1987 to December 1989. From 1981 to 1987, Mr. Weinberg held a variety of positions at Touche Ross & Co. From 1976 to 1981, Mr. Weinberg was general manager for the CTX Products Division of PET, Inc.

    Joan E. Herman, age 47, joined the Company in June 1998 as Executive Vice President, Specialty Division. From April 1999 until March 2000, Ms. Herman was Executive Vice President, Senior and Specialty Businesses. Since March 2000,
Ms. Herman has been Executive Vice President, Senior Specialty and State-Sponsored Programs Division. From 1982 until joining the Company,
Ms. Herman was with Phoenix Home Life Mutual Insurance Company, a mutual insurance company, most recently serving as Senior Vice President. Ms. Herman is a member of the Society of Actuaries and American Academy of Actuaries.

    David S. Helwig, age 44, has been Executive Vice President, Large Group Division of the Company since March 2001. From May 2000 until March 2001,
Mr. Helwig was Senior Vice President, Western Region, Large Group Businesses of the Company and from March 1999 until May 2000, Mr. Helwig served as Senior Vice President and Chief Actuary for the Company. From 1995 until March 1999,
Mr. Helwig served as Senior Vice President of Individual and Small Group Services for the Company and from May 1994 until 1995, Mr. Helwig was Senior Vice President of Consumer Services for CaliforniaCare Health Plans, a subsidiary of the Company. From 1991 to May 1994, Mr. Helwig was Senior Vice President and Chief Actuary of Blue Cross of California and from February 1993 until May 1994, Mr. Helwig also served as Chief Financial Officer and Treasurer of Blue Cross of California.

    Rebecca Kapustay, age 49, has been Executive Vice President, Blue Cross and Blue Shield of Georgia since March 2001. From 1979 until 1992, Ms. Kapustay held various positions with Blue Cross of California of increasing responsibility in both operations and data processing. From 1993 until April 1994, Ms. Kapustay was General Manager of the Company and from May 1994 until 2000, Ms. Kapustay held various positions with the Company including Senior Vice President, California Operations and more recently Senior Vice President, Large Group Services.

    David C. Colby, age 47, joined the Company in September 1997 as Executive Vice President and Chief Financial Officer. From April 1996 until joining the Company, Mr. Colby was Executive Vice President, Chief Financial Officer and Director of American Medical Response, Inc., a health care services company focusing on ambulance services and emergency physician practice management. From July 1988 until March 1996, Mr. Colby was with Columbia/HCA Healthcare Corporation, most recently serving as Senior Vice President and Treasurer. From September 1983 until
July 1988, Mr. Colby was Senior Vice President and Chief Financial Officer of The Methodist Hospital in Houston, Texas.

    Thomas C. Geiser, age 50, has been Executive Vice President, General Counsel and Secretary of the Company since May 1996. From July 1993 until May 1996,
Mr. Geiser held the position of Senior Vice President, General Counsel and Secretary. Prior to joining the Company, he was a partner in the law firm of Brobeck, Phleger & Harrison from June 1990 to June 1993 and a partner in the law firm of Epstein Becker Stromberg & Green from May 1985 to May 1990. Mr. Geiser joined the law firm of Hanson, Bridgett, Marcus, Vlahos & Stromberg as an associate in March 1979 and became a partner in the firm, leaving in May 1985.

    Woodrow A. Myers, Jr., M.D., age 47, has been Executive Vice President, Chief Medical Officer of the Company since September 2000. From 1995 until September 2000, he served as Director, Healthcare Management of Ford Motor Company. From 1991 until 1995, Dr. Myers served as Senior Vice President and Corporate Medical Director of The Associated Group (now known as Anthem Blue Cross Blue Shield). From 1990 to 1991, Dr. Myers was the Commissioner of Health for the City of New York. Dr. Myers serves as a director of Somnus Medical Technologies.

MAY 1996 RECAPITALIZATION AND RESTRICTIONS ON OWNERSHIP AND TRANSFER OF
  SECURITIES

    The Company's predecessor, WellPoint Health Networks Inc., a Delaware corporation ("Old WellPoint"), was organized in 1992 as a public for-profit subsidiary of Blue Cross of California ("BCC"), to own and operate substantially all of the managed health care businesses of BCC. In order to fulfill BCC's public benefit obligations to the State of California arising out of the creation of Old WellPoint, BCC and Old WellPoint undertook a recapitalization (the "Recapitalization") which was concluded on May 20, 1996. As a result of the Recapitalization, among other things, Old WellPoint merged into BCC, a special dividend of $995.0 million was made to the shareholders of Old WellPoint and the California HealthCare Foundation (the "Foundation") became the holder of 53,360,000 shares, or approximately 80%, of the surviving WellPoint entity. As of January 2001, the Foundation ceased to own any shares of WellPoint Common Stock.

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

    At the time of the Recapitalization, pursuant to an agreement with the BCBSA, the Company's Certificate of Incorporation included an "OwnershipLimit" with respect to the Company's voting securities. At such time, the "Ownership Limit" was established as one share less than 5% of the Company's outstanding voting securities. In December 1997, the Company and the BCBSA, in accordance with the provisions of Article VII, Section 14(f)(2) of the Company's Certificate of Incorporation, agreed to modify the Ownership Limit to the following: (i) for any "Institutional Investor," one share less than 10% of the Company's outstanding voting securities; and (ii) for any "Noninstitutional Investor," other than the Foundation, one share less than 5% of the Company's outstanding voting securities. For these purposes, "Institutional Investor" means any person if (but only if) such person is (1) a broker or dealer registered under Section 15 of the Securities Exchange Act of 1934 (the "Exchange Act"), (2) a bank as defined in Section 3(a)(6) of the Exchange Act,
(3) an insurance company as defined in Section 3(a)(19) of the Exchange Act,
(4) an investment company registered under Section 8 of the Investment Company Act of 1940, (5) an investment adviser registered under Section 203 of the Investment Advisers Act of 1940, (6) an employee benefit plan, or pension fund which is subject to the provisions of the Employee Retirement Income Security Act of 1974 or an endowment fund, (7) a parent holding company, provided the aggregate amount held directly by the parent, and directly and indirectly by its subsidiaries which are not persons specified in paragraphs (1) through (6), does not exceed one percent of the securities of the subject class, or (8) a group, provided that all the members are persons specified in paragraphs (1) through (7). In addition, every filing made by such person with the SEC under Regulation 13D-G (or any successor Regulation) under the Exchange Act with respect to such person's beneficial ownership must contain a certification (or a substantially similar one) that the WellPoint Common Stock acquired by such person was acquired in the ordinary course of business and was not acquired for the purpose of and does not have the effect of changing or influencing the control of WellPoint and was not acquired in connection with or as a participant in any transaction having such purpose or effect. For such purposes, "Noninstitutional Investor" means any person that is not an Institutional Investor.

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

FEDERAL AND STATE HEALTH CARE REGULATION; LEGISLATIVE REFORM; ACTIVITIES AS
  GOVERNMENT CONTRACTOR

    WellPoint's operations are subject to substantial regulation by Federal, state and local agencies. As a result of the MMHD, GBO and Cerulean acquisitions, WellPoint is now subject to the authority of state regulatory agencies in all 50 states. Such regulation may either relate to the Company's business operations or to the financial condition of regulated subsidiaries. With regard to the former, regulation typically covers prescribed benefits, relationships with providers, marketing, advertising, quality assurance and member grievance resolution. With regard to the latter, regulation typically governs the amount of capital required to be retained in regulated subsidiaries and the ability of such subsidiaries to pay dividends. From time to time, the Company and its subsidiaries receive requests for information from regulatory agencies or are notified that such agencies or other officials are conducting reviews, investigations or other proceedings with respect to certain of the Company's activities. There can be no assurance that any past or future regulatory action by any such agencies will not have a material adverse effect on the profitability or marketability of WellPoint's health plans, the Company's ability to access capital from the operations of its regulated subsidiaries or on its financial condition, cash flows or result of operations.

    In addition to capital requirements imposed by the DMHC and certain Departments of Insurance, the Company and its BCBSA-licensed affiliates are required to maintain certain levels of capital to satisfy BCBSA requirements. During 1998, the National Association of Insurance Commissioners (the "NAIC"), the trade association representing state insurance regulators, adopted a risk-based capital formula for licensed managed care organizations called Managed Care Organization Risk-Based Capital ("MCORBC"). The NAIC also approved an accompanying Risk-Based Capital for Health Organizations Model Act (the "Model Act"), which will serve as a model for states considering enacting new legislation. The BCBSA adopted the MCORBC formula effective as of December 31, 1999. If adopted by states, the minimum capital requirements under the Model Act are not expected to have a material impact on the Company, although there can be no assurances that new minimum capital requirements will not increase the Company's capital requirements in the future.

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

    As a result of the Precision Rx transaction completed in December 2000, one of the Company's subsidiaries conducts business as a mail order pharmacy. The pharmacy business is subject to extensive federal, state and local regulations which are in many instances different from those under which the Company's traditional health care businesses operate. The failure to properly adhere to these and other applicable regulations could result in the imposition of civil and criminal penalties, which could adversely affect the Company's result of operations or financial condition. In addition, pharmacies are exposed to risks inherent in the packaging and distribution of pharmaceuticals and other health care products. Although the Company intends to maintain professional liability insurance, there can be no assurances that the coverage limits under such insurance programs will be adequate to protect against future claims or that the Company will be able to maintain insurance on acceptable terms in the future.

INDEBTEDNESS FROM CERULEAN ACQUISITION

    In connection with the Cerulean transaction, the Company incurred significant additional indebtedness to fund the cash payments made to Cerulean shareholders. This new indebtedness may result in a significant percentage of the Company's cash flow being applied to the payment of interest, and there can be no assurance that the Company's operations will generate sufficient future cash flow to service this indebtedness. This indebtedness, as well as any indebtedness that the Company may incur in the future (such as indebtedness incurred to fund repurchases of its Common Stock), may adversely affect the Company's ability to finance its operations and could limit the Company's ability to pursue business opportunities that may be in the best interests of the Company and its stockholders.

CLASS ACTION LAWSUITS AND OTHER EVOLVING THEORIES OF RECOVERY

    From time to time, the Company and certain of its subsidiaries are parties to various legal proceedings, many of which involve claims for coverage encountered in the ordinary course of business. The Company, like HMOs and health insurers generally, excludes certain health care services from coverage under its HMO, PPO and other plans. The Company is, in the ordinary course of business, subject to the claims of its enrollees arising out of decisions to restrict treatment or reimbursement for certain services. The loss of even one such claim, if it results in a significant punitive damage award, could have a material adverse effect on the Company. In addition, the risk of potential liability under punitive damage theories may increase significantly the difficulty of obtaining reasonable settlements of coverage claims.

    In June 2000, the California Medical Association filed a lawsuit in U.S. district court in San Francisco against BCC. The lawsuit alleges that BCC violated the RICO Act through various misrepresentations to and inappropriate actions against health care providers. In late 1999, a number of class-action lawsuits were brought against several of the Company's competitors alleging, among other things, various misrepresentations regarding their health plans and breaches of fiduciary obligations to health plan members. In August 2000, the Company was added as a party to SHANE V. HUMANA, ET AL., a class-action lawsuit brought on behalf of health care providers nationwide. In addition to the RICO claims brought in the California Medical Association lawsuit, this lawsuit also alleges violations of ERISA, federal and state "prompt pay" regulations and certain common law claims. In October 2000, the federal Judicial Panel on Multidistrict Litigation issued an order consolidating the California Medical Association lawsuit, the SHANE lawsuit and various other pending managed care class-action lawsuits against other companies before District Court Judge Federico Moreno in the Southern District of Florida for purposes of the pretrial proceedings. In March 2001, Judge Moreno dismissed the plaintiffs' claims based on violation of the RICO Act, although the dismissal was made without prejudice to the plaintiffs' ability to subsequently refile their claims. Judge Moreno also dismissed, with prejudice, the plaintiffs' federal prompt pay law claims. The Company currently expects that a hearing on the plaintiffs' motion to certify a class will be held in early May 2001. On March 26, 2001, the California Medical Association filed an amended complaint in its lawsuit, alleging, among other things, revised RICO claims and violations of California law. The financial and operational impact that these and other evolving theories of recovery will have on the managed care industry generally, or the Company in particular, is at present unknown.

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

    In addition to the challenge of controlling health care costs, the Company faces competitive pressure to contain premium prices. While health plans compete on the basis of many factors, including service and the quality and depth of provider networks, the Company expects that price will continue to be a significant basis of competition. In connection with the introduction of its PlanScape individual PPO plans in California, the Company has announced that it will not raise premiums to certain members during portions of 2001. Fiscal concerns regarding the continued viability of programs such as Medicare and Medicaid may cause decreasing reimbursement rates for government-sponsored programs. WellPoint's financial condition or results of operations would be adversely affected by significant premium decreases by any of its major competitors or by any limitation on the Company's ability to increase or maintain its premium levels.

INTEGRATION OF ACQUISITIONS; GEOGRAPHIC EXPANSION STRATEGY; FUTURE ACQUISITIONS

    One component of the Company's business strategy has been to diversify into new geographic markets, particularly through strategic acquisitions. The Company completed the MMHD acquisition in March 1996, the GBO acquisition in March 1997, the Rush Prudential acquisition in March 2000 and the Cerulean acqusition in March 2001. Since the relevant dates of acquisition, the Company has worked extensively on the integration of the acquired MMHD and GBO businesses, including consolidating existing operations sites and converting certain accounts to the Company's information systems. The Company has also completed significant work on the integration of the Rush Prudential businesses. The Company expects to begin its integration of Cerulean during the remainder of 2001. The Company is continuing the consolidation of these acquired operations into its operations, which will require considerable expenditures and a significant amount of management time. Due to the complex nature of the merger integration process, particularly the information systems designed to serve these businesses, the Company may temporarily experience increases in claims inventory or other service-related issues that may negatively affect the Company's relationship with its customers and contribute to increased attrition of such customers. The success of these acquisitions will, among other things, also require the integration of a significant number of the employees into the Company's existing operations and the completion of the integration of separate information systems. No assurances can be given regarding the ultimate success of the integration of these acquisitions into the Company's business.

    As the Company pursues its geographic expansion strategy, the Company's market share in new markets will not be as significant, and its provider networks not as extensive, as in California and Georgia, and the Company will not have the benefit of the Blue Cross mark which are important components of its success in California. The Company no longer has the benefit of the MassMutual, John Hancock or Rush Prudential trade names. There can be no assurance that the absence of one or more of these elements will not adversely affect the success of the Company's geographic expansion strategy.

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

    Prior to the Company's acquisition of the GBO, John Hancock Mutual Life Insurance Company ("John Hancock") entered into a number of reinsurance arrangements with respect to personal accident insurance and the occupational accident component of workers' compensation insurance, a portion of which was originated through a pool managed by Unicover Managers, Inc. Under these arrangements, John Hancock assumed risks as a reinsurer and transferred certain of such risks to other companies. These arrangements have become the subject of disputes, including a number of legal proceedings to which John Hancock is a party. The Company believes that it has a number of defenses to avoid any ultimate liability with respect to these matters and believes that such liabilities were not transferred to the Company as part of the GBO acquisition. However, if the Company were to become subject to such liabilities, the Company could suffer losses that might have a material adverse effect on its financial condition, results of operations or cash flows.

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

    A substantial portion of WellPoint's California business is in the individual and small employer group market, where the loss ratio is significantly lower than in the large employer group market. The individual and small employer group business constituted approximately 35% of WellPoint's total premium revenue for the year ended December 31, 2000. WellPoint has experienced increasing competition in the individual and small employer group market over the past several years, which could adversely affect WellPoint's loss ratio and future financial condition or results of operations. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations."

CALIFORNIA ENERGY CRISIS AND EFFECT ON CALIFORNIA ECONOMY

    As a result of various factors, including the deregulation of certain parts of the California energy market, certain locations in California have recently experienced sporadic periods of electricity outages. This condition is expected to continue into the future and may worsen during periods of peak energy consumption in summer months. As part of the Company's disaster-recovery planning, the Company has installed backup power generators for certain of its facilities and will continue to evaluate the need for backup power supplies for other facilities. Any prolonged interruption in power supplied to the Company's facilities could affect the Company's ability to conduct its normal operations (including the processing of claims) and could have a material adverse effect on the Company's results of operations, cash flows or financial condition. The California energy crisis could result in, or exacerbate, a downturn in the overall California economy. Because the Company's business remains concentrated in California (even after the Cerulean acquisition), any disruptions in the California economy could have a material adverse effect on the Company's results of operations, cash flows or financial condition.

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

ITEM 2. PROPERTIES.

    Effective as of January 1, 1996, the Company entered into a lease for Blue Cross of California's Woodland Hills, California headquarters facility, which provides for a term expiring in December 2019 with two options to extend the term for up to two additional five-year terms. In 1997, the Company entered into a lease, which expires in December 2019, for a new facility located in Thousand Oaks, California housing certain corporate and specialty services. This facility was completed in January 1999. The Company and its subsidiaries have additional offices in the greater Los Angeles and Ventura County area. As a result of the Company's continuing national expansion efforts, the Company maintains offices in various other locations, including Atlanta and Columbus, Georgia; Springfield, Massachusetts; Charlestown, Massachusetts; the greater Chicago, Illinois area; Dearborn, Michigan; and Plano, Texas. As a result of the PrecisionRx acquisition, the Company now owns an approximately 79,000 square foot mail-order pharmacy distribution facility in the greater Fort Worth, Texas area.

ITEM 3. LEGAL PROCEEDINGS.

    From time to time, the Company and certain of its subsidiaries are parties to various legal proceedings, many of which involve claims for coverage encountered in the ordinary course of business. The Company, like HMOs and health insurers generally, excludes certain health care services from coverage under its HMO, PPO and other plans. The Company is, in the ordinary course of business, subject to the claims of its enrollees arising out of decisions to restrict treatment or reimbursement for certain services. The loss of even one such claim, if it results in a significant punitive damage award, could have a material adverse effect on the Company. In addition, the risk of potential liability under punitive damage theories may increase significantly the difficulty of obtaining reasonable settlements of coverage claims.

    In June 2000, the California Medical Association filed a lawsuit in U.S. district court in San Francisco against BCC. The lawsuit alleges that BCC violated the RICO Act through various misrepresentations to and inappropriate actions against health care providers. In late 1999, a number of class-action lawsuits were brought against several of the Company's competitors alleging, among other things, various misrepresentations regarding their health plans and breaches of fiduciary obligations to health plan members. In August 2000, the Company was added as a party to SHANE V. HUMANA, ET. AL., a class-action lawsuit brought on behalf of health care providers nationwide. In addition to the RICO claims brought in the California Medical Association lawsuit, this lawsuit also alleges violations of ERISA, federal and state "prompt pay" regulations and certain common law claims. In October 2000, the federal Judicial Panel on Multidistrict Litigation issued an order consolidating the California Medical Association lawsuit, the SHANE lawsuit and various other pending managed care class-action lawsuits against other companies before District Court Judge Federico Moreno in the Southern District of Florida for purposes of the pretrial proceedings. In March 2001, Judge Moreno dismissed the plaintiffs' claims based on violation of the RICO Act, although the dismissal was made without prejudice to the plaintiffs' ability to subsequently refile their claims. Judge Moreno also dismissed, with prejudice, the plaintiffs' federal prompt pay law claims. The Company currently expects that a hearing on the plaintiffs' motion to certify a class will be held in early May 2001. On March 26, 2001, the California Medical Association filed an amended complaint in its lawsuit, alleging, among other things, revised RICO claims and violations of California law. The financial and operational impact that these and other evolving theories of recovery will have on the managed care industry generally, or the Company in particular, is at present unknown.

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

                                                                  HIGH            LOW
                                                              -------------   ------------
Year Ended December 31, 1999
  First Quarter.............................................             87 13/16           69 3/8
  Second Quarter............................................             97             66 13/16
  Third Quarter.............................................             86 11/16           54 3/4
  Fourth Quarter............................................             67 5/8           48 1/4

Year Ended December 31, 2000
  First Quarter.............................................             78 1/2           56 15/16
  Second Quarter............................................             79 7/8           66 3/4
  Third Quarter.............................................             96 3/8           70 3/8
  Fourth Quarter............................................            121 1/2           91 9/16

    On March 16, 2001 the closing price on the New York Stock Exchange for the Company's Common Stock was $93.01 per share. As of March 16, 2001, there were approximately 660 holders of record of Common Stock.

    The Company did not pay any dividends on its Common Stock in 1999 or 2000. Management currently expects that all of WellPoint's future income will be used to expand and develop its business. The Board of Directors currently intends to retain the Company's net earnings during 2001.

ITEM 6. SELECTED FINANCIAL DATA.

                                                                                 YEAR ENDED DECEMBER 31,
                                                              --------------------------------------------------------------
                                                                 2000         1999         1998         1997         1996
                                                              ----------   ----------   ----------   ----------   ----------
                                                                (IN THOUSANDS, EXCEPT PER SHARE DATA, MEMBERSHIP DATA AND
                                                                                  OPERATING STATISTICS)
CONSOLIDATED INCOME STATEMENTS(A)(B)
  Revenues:
    Premium revenue.........................................  $8,583,663   $6,896,857   $5,934,812   $5,068,947   $3,699,337
    Management services revenue.............................     451,847      429,336      433,960      377,138      147,911
    Investment income.......................................     193,448      159,234      109,578      196,153      123,584
                                                              ----------   ----------   ----------   ----------   ----------
                                                               9,228,958    7,485,427    6,478,350    5,642,238    3,970,832
  Operating Expenses:
    Health care services and other benefits.................   6,935,398    5,533,068    4,776,345    4,087,420    2,825,914
    Selling expense.........................................     394,217      328,619      280,078      249,389      202,318
    General and administrative expense......................   1,265,155    1,075,449      975,099      836,581      543,541
    Nonrecurring costs......................................          --           --           --       14,535           --
                                                              ----------   ----------   ----------   ----------   ----------
                                                               8,594,770    6,937,136    6,031,522    5,187,925    3,571,773
                                                              ----------   ----------   ----------   ----------   ----------

  Operating Income..........................................     634,188      548,291      446,828      454,313      399,059
    Interest expense........................................      23,978       20,178       26,903       36,658       36,628
    Other expense, net......................................      45,897       40,792       27,939       31,301       25,195
                                                              ----------   ----------   ----------   ----------   ----------
  Income from Continuing Operations before provision for
    income taxes, extraordinary gain and cumulative effect
    of accounting change....................................     564,313      487,321      391,986      386,354      337,236
    Provision for Income Taxes..............................     222,026      190,110       72,438      156,917      138,718
                                                              ----------   ----------   ----------   ----------   ----------
  Income from Continuing Operations before extraordinary
    gain and cumulative effect of accounting change.........     342,287      297,211      319,548      229,437      198,518
    Income (Loss) from Discontinued Operations..............          --           --      (88,268)      (2,028)       3,484
    Extraordinary gain from early extinguishment of debt,
      net of tax............................................          --        1,891           --           --           --
    Cumulative effect of accounting change, net of tax......          --      (20,558)          --           --           --
                                                              ----------   ----------   ----------   ----------   ----------
  Net Income................................................  $  342,287   $  278,544   $  231,280   $  227,409   $  202,002
                                                              ==========   ==========   ==========   ==========   ==========
  Per Share Data(A)(C)(D):
    Income from Continuing Operations before extraordinary
      gain and cumulative effect of accounting change:
      Earnings Per Share....................................  $     5.47   $     4.50   $     4.63   $     3.33   $     2.99
      Earnings Per Share Assuming Full Dilution.............  $     5.29   $     4.38   $     4.55   $     3.30   $     2.99
    Extraordinary gain:
      Earnings Per Share....................................  $       --   $     0.03   $       --   $       --   $       --
      Earnings Per Share Assuming Full Dilution.............  $       --   $     0.02   $       --   $       --   $       --
    Cumulative Effect Of
      Accounting Change:....................................  $       --   $    (0.31)  $       --   $       --   $       --
      Earnings Per Share Assuming Full Dilution.............  $       --   $    (0.30)  $       --   $       --   $       --
    Income (Loss) from Discontinued Operations:
      Earnings Per Share....................................  $       --   $       --   $    (1.28)  $    (0.03)  $     0.05
      Earnings Per Share Assuming Full Dilution.............  $       --   $       --   $    (1.26)  $    (0.03)  $     0.05
    Net Income:
      Earnings Per Share....................................  $     5.47   $     4.22   $     3.35   $     3.30   $     3.04
      Earnings Per Share Assuming Full Dilution.............  $     5.29   $     4.10   $     3.29   $     3.27   $     3.04

OPERATING STATISTICS(A)(E):
  Loss ratio................................................        80.8%        80.2%        80.5%        80.6%        76.4%
  Selling expense ratio.....................................         4.4%         4.5%         4.4%         4.6%         5.3%
  General and administrative expense ratio..................        14.0%        14.7%        15.3%        15.4%        14.1%
  Net income ratio..........................................         3.8%         3.8%         3.6%         4.2%         5.3%

                                                                                       DECEMBER 31,
                                                              --------------------------------------------------------------
                                                                 2000         1999         1998         1997         1996
                                                              ----------   ----------   ----------   ----------   ----------
BALANCE SHEET DATA(A):
  Cash and investments......................................  $3,780,050   $3,258,666   $2,764,302   $2,560,537   $1,849,814
  Total assets..............................................  $5,504,706   $4,593,234   $4,225,834   $4,234,124   $3,149,378
  Long-term debt............................................  $  400,855   $  347,884   $  300,000   $  388,000   $  625,000
  Total equity..............................................  $1,644,417   $1,312,700   $1,315,223   $1,223,169   $  870,459

  Cash dividends declared per common share(F)...............          --           --           --           --   $    10.00
MEDICAL MEMBERSHIP(G).......................................   7,869,119    7,300,003    6,892,000    6,638,000    4,485,000

----------------------------------
(A) Financial information prior to 1998 has been restated to present workers' compensation business as a discontinued operation.
(B) The Company's consolidated results of operations for the years presented above include the results of several acquisitions which are components of the Company's national expansion strategy. (See "Item 7. Management's Discussion and Analysis Of Financial Condition And Results Of Operations.")
(C) Per share data for the year ended December 31, 1996 has been calculated using 66,366,500 shares, the number of shares outstanding immediately following completion of the Company's May 1996 recapitalization plus the weighted average number of shares issued during 1996 after such transaction.
(D) Per share data includes nonrecurring costs of $0.13 per share for 1997.
(E) The loss ratio represents health care services and other benefits as a percentage of premium revenue. All other ratios are shown as a percentage of premium revenue and management services revenue.
(F) The Company paid a $995.0 million special dividend in conjunction with the recapitalization which occurred on May 20, 1996. Management currently expects that all of the Company's future income will be used to expand and develop its business.
(G) Membership numbers are approximate and include some estimates based upon the number of contracts at the relevant date and an actuarial estimate of the number of members represented by each contract.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    This discussion contains forward-looking statements, which involve risks and uncertainties. The Company's actual results may differ materially from those anticipated in these forward-looking statements as a result of certain factors including, but not limited to, those set forth under "Factors That May Affect Future Results of Operations."

GENERAL

    The Company is one of the nation's largest publicly traded managed health care companies. As of December 31, 2000, WellPoint had approximately
7.9 million medical members and approximately 40.3 million specialty members. As a result of the March 15, 2001 closing of the Cerulean transaction, the Company's medical membership increased to 9.7 million. The Company offers a broad spectrum of network-based managed care plans. WellPoint provides these plans to the large and small employer, individual and senior markets. The Company's managed care plans include HMOs, PPOs, POS plans, other hybrid medical plans and traditional indemnity plans. In addition, the Company offers managed care services, including underwriting, actuarial services, network access, medical cost management and claims processing. The Company also provides a broad array of specialty and other products, including pharmacy, dental, utilization management, life insurance, preventive care, disability insurance, behavioral health, COBRA and flexible benefits account administration. The Company markets its products in California primarily under the name Blue Cross of California, in Georgia primarily under the name Blue Cross Blue Shield of Georgia and in other states primarily under the name UNICARE. Historically, the Company's primary market for managed care products has been California. The Company holds the exclusive right to market its products under the Blue Cross name and mark in California and under the Blue Cross Blue Shield name and mark in Georgia.

ACQUISITION OF RUSH PRUDENTIAL

    On March 1, 2000, the Company completed its acquisition of Rush Prudential Health Plans ("Rush Prudential") (See Note 2 to the Consolidated Financial Statements). Rush Prudential offers a broad array of products and services ranging from HMO products to traditional PPO products, which has been primarily integrated into the Company's existing Large Employer Group Business. Rush Prudential has historically experienced a higher loss ratio than the Company's core business, which may result in an increase in the Company's overall loss ratio. The acquisition has significantly increased the Company's Illinois medical membership to over 537,000 members as of December 31, 2000. Subsequent to the acquisition, the acquired business has been operated as UNICARE Health Plans. The transaction, which was financed with cash from operations and debt from the Company's existing revolving credit facility, is valued at approximately $204 million, subject to certain post-closing adjustments. This acquisition was accounted for under the purchase method of accounting.

ACQUISITION OF PRECISIONRX

    On December 5, 2000, the Company completed its acquisition of a mail order pharmacy fulfillment facility. The facility, located in Fort Worth Texas, now operates under the new name of PrecisionRx. The acquisition was accounted for under the purchase method of accounting.

ACQUISITION OF CERULEAN

    On July 9, 1998, the Company entered into an Agreement and Plan of Merger with Cerulean (See Note 23 to the Consolidated Financial Statements). On
March 15, 2001, the Company completed this transaction, pursuant to which Cerulean has become a wholly owned subsidiary of the Company. The transaction, which was financed with cash from operations and debt from the Company's existing revolving credit facility is valued at approximately $700 million. Cerulean, principally through its Blue Cross and Blue Shield of Georgia subsidiary, offers insured and administrative services products primarily in the State of Georgia. Cerulean has historically experienced a higher administrative expense ratio than the Company's core businesses due to its higher concentration of administrative services business. Cerulean has also historically experienced a higher medical loss ratio than the Company's core businesses due to its higher percentage of Large Employer Group business and fewer managed care offerings. Accordingly, it is expected that Cerulean's higher loss and administrative expense ratios will ultimately contribute to an increase in those ratios for the Company.

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

NATIONAL EXPANSION AND OTHER RECENT DEVELOPMENTS

    In an effort to pursue the expansion of the Company's business outside the state of California, the Company acquired two businesses in 1996 and 1997, the Life and Health Benefits Management Division ("MMHD") of Massachusetts Mutual Life Insurance Company and the Group Benefits Operations (the "GBO") of John Hancock Mutual Life Insurance Company. The Cerulean, Rush Prudential and PrecisionRx acquisitions are each components of this expansion strategy.

    As a result of these acquisitions, the Company has significantly expanded its operations outside of California. In order to integrate its acquired businesses and implement the Company's regional expansion strategy, the Company will need to develop satisfactory networks of hospitals, physicians and other health care service providers, develop distribution channels for its products and successfully convert acquired books of business to the Company's existing information systems, which will require continued investments by the Company.

    In January 2001, the Company introduced new benefit plans (known as PlanScape) to all of its individual PPO members in California. All of the Company's existing individual PPO plans were converted into newly designed plans, offering an array of premium levels, deductibles, cost sharing features and out-of-pocket limits. Although the precise effects of these plans will not be known until some time after they are introduced, the Company expects that this portion of its business will be subject to less seasonality than traditionally experienced. In connection with the introduction of these plans, the Company has announced that it will not increase premiums for certain members during portions of 2001. These plan changes will not affect any of the Company's PPO plans under employer-sponsored arrangements.

    In response to rising medical and pharmacy costs, the Company has from time to time implemented premium increases with respect to certain of its products. The Company will continue to evaluate the need for further premium increases, plan design changes and other appropriate actions in the future in order to maintain or restore profit margins. There can be no assurances, however, that the Company will be able to take subsequent pricing or other actions or that any actions previously taken or implemented in the future will be successful in addressing any concerns that may arise with respect to the performance of certain businesses. In this regard, as mentioned in the previous paragraph, the Company has committed that it will not increase premiums for certain California individual PPO members for certain periods during 2001.

LEGISLATION

    Federal legislation enacted during the last five years seeks, among other things, to insure the portability of health coverage and mandates minimum maternity hospital stays. California legislation enacted since 1999, among other things, establishes an explicit duty on managed care entities to exercise ordinary care in arranging for the provision of medically necessary health care services and establishes a system of independent medical review. In 1997, Texas adopted legislation purporting to make managed care organizations such as the Company liable for their failure to exercise ordinary care when making health care treatment decisions. Similar legislation has also been enacted in Georgia. These and other proposed measures may have the effect of dramatically altering the regulation of health care and of increasing the Company's loss ratio and administrative costs or decreasing the affordability of the Company's products.

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

    The Company's consolidated results of operations for the year ended December 31, 2000 include the results of Rush Prudential from March 1, 2000 and PrecisionRx from December 5, 2000, their respective dates of acquisition.

    The following table sets forth selected operating ratios. The loss ratio for health care services and other benefits is shown as a percentage of premium revenue. All other ratios are shown as a percentage of premium revenue and management services revenue combined.

                                                               YEAR ENDED DECEMBER 31,
                                                         ------------------------------------
                                                           2000          1999          1998
                                                         --------      --------      --------
Operating Revenues:
  Premium revenue..................................        95.0%         94.1%         93.2%
  Management services revenue......................         5.0%          5.9%          6.8%
                                                          -----         -----         -----
                                                          100.0%        100.0%        100.0%
Operating Expenses:
  Health care services and other benefits (loss
    ratio).........................................        80.8%         80.2%         80.5%
  Selling expense..................................         4.4%          4.5%          4.4%
  General and administrative expense...............        14.0%         14.7%         15.3%

MEMBERSHIP

    The following table sets forth membership data and the percent change in membership:

                                                               AS OF DECEMBER 31,
                                                              ---------------------      PERCENT
                                                                2000        1999         CHANGE
                                                              ---------   ---------   -------------
Medical Membership(a)(b)(c):
Large Employer Group(d)
  California
    HMO.....................................................  1,800,932   1,650,350             9.1%
    PPO and Other...........................................  1,982,474   1,790,671            10.7%
                                                              ---------   ---------
      Total California......................................  3,783,406   3,441,021            10.0%
                                                              ---------   ---------
  Texas.....................................................    197,037     170,435            15.6%
  Georgia...................................................     43,160      53,237           (18.9)%
  Illinois..................................................    459,282     247,027            85.9%
  Other States..............................................  1,205,883   1,298,688            (7.1)%
                                                              ---------   ---------
      Total Large Employer Group............................  5,688,768   5,210,408             9.2%
                                                              ---------   ---------
Individual and Small Employer Group
  California
    HMO.....................................................    355,400     336,315             5.7%
    PPO and Other...........................................  1,228,230   1,167,959             5.2%
                                                              ---------   ---------
      Total California......................................  1,583,630   1,504,274             5.3%
                                                              ---------   ---------
  Texas.....................................................    167,845     168,517            (0.4)%
  Georgia...................................................     34,185      30,100            13.6%
  Illinois..................................................     67,550      35,417            90.7%
  Other States..............................................     96,546     115,221           (16.2)%
                                                              ---------   ---------
      Total Individual and Small Employer Group.............  1,949,756   1,853,529             5.2%
                                                              ---------   ---------
Senior(e)
  California
    HMO.....................................................     34,930      28,207            23.8%
    PPO and Other...........................................    173,311     168,059             3.1%
                                                              ---------   ---------
      Total California......................................    208,241     196,266             6.1%
                                                              ---------   ---------
  Texas(f)..................................................        222      22,224           (99.0)%
  Georgia...................................................      1,050         516           103.5%
  Illinois..................................................     10,936       4,381           149.6%
  Other States..............................................     10,146      12,679           (20.0)%
                                                              ---------   ---------
      Total Senior..........................................    230,595     236,066            (2.3)%
                                                              ---------   ---------
Total Medical Membership....................................  7,869,119   7,300,003             7.8%
                                                              =========   =========
Membership by Network(g)
  Proprietary Networks......................................  6,246,519   5,485,769            13.9%
  Affiliate Networks........................................    994,166   1,043,865            (4.8)%
  Non-Network...............................................    628,434     770,369           (18.4)%
                                                              ---------   ---------
Total Medical Membership....................................  7,869,119   7,300,003             7.8%
                                                              =========   =========
Management Services Membership
  California................................................  1,309,994   1,217,176             7.6%
  Other States..............................................  1,233,405   1,382,390           (10.8)%
                                                              ---------   ---------
Total Management Services Membership........................  2,543,399   2,599,566            (2.2)%
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

(d) Large Employer Group membership includes 813,468 and 709,598 state-sponsored program members as of December 31, 2000 and 1999, respectively.

(e) Senior membership includes members covered under both Medicare risk and Medicare supplement products.

(f) In the fourth quarter of 1999, the Company's UNICARE Life & Health Insurance Company subsidiary made a strategic decision to discontinue its offering of Medicare supplement products primarily in the state of Texas.

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

SPECIALTY MEMBERSHIP

                                                 AS OF DECEMBER 31,
                                               -----------------------      PERCENT
                                                  2000         1999         CHANGE
                                               ----------   ----------   -------------
Pharmacy.....................................  29,038,815   21,979,758            32.1%
Dental.......................................   2,245,490    2,452,727            (8.4)%
Utilization Management.......................   2,103,396    2,664,566           (21.1)%
Life.........................................   2,020,069    2,125,214            (4.9)%
Disability...................................     569,266      598,129            (4.8)%
Behavioral Health(a).........................   4,352,988    2,156,642           101.8%

------------------------

    (a) Behavioral health membership as of December 31, 2000 reflects an addition of 1.6 million members over December 31, 1999 due to the mental health parity requirements in the State of California, which became effective in the third quarter of 2000.

COMPARISON OF RESULTS FOR THE YEAR ENDED DECEMBER 31, 2000 TO THE YEAR ENDED
  DECEMBER 31, 1999

    The following table depicts premium revenue by business segment:

                                                       YEAR ENDED DECEMBER 31,
                                                       -----------------------
                                                          2000         1999
                                                       ----------   ----------
                                                           (IN THOUSANDS)
Large Employer Group.................................  $5,011,562   $3,889,032
Individual and Small Employer Group..................   3,030,503    2,551,961
Corporate and Other..................................     541,598      455,864
                                                       ----------   ----------
Consolidated.........................................  $8,583,663   $6,896,857
                                                       ==========   ==========

    Premium revenue increased 24.5%, or $1,686.8 million, to $8,583.7 million for the year ended December 31, 2000 from $6,896.9 million for the year ended December 31, 1999. The Rush Prudential acquisition contributed $378.1 million or 22.4% of the overall premium revenue increase. Also contributing to increased premium revenue was an increase in insured member months of 12.5% in the Large Employer Group and Individual and Small Employer Group business segments, in addition to the implementation of premium increases in both segments.

    The following table depicts management services revenue by business segment:

                                                           YEAR ENDED DECEMBER 31,
                                                           ------------------------
                                                             2000           1999
                                                           ---------      ---------
                                                                (IN THOUSANDS)
Large Employer Group.................................      $379,142       $367,060
Individual and Small Employer Group..................         2,865          4,579
Corporate and Other..................................        69,840         57,697
                                                           --------       --------
Consolidated.........................................      $451,847       $429,336
                                                           ========       ========

    Management services revenue increased approximately $22.5 million to $451.8 million for the year ended December 31, 2000 from $429.3 million for the year ended December 31, 1999. The Rush Prudential acquisition contributed
$4.2 million, or 18.6% of the overall increase. Also contributing to the increased management services revenue was the implementation of price increases, partially offset by a decrease in non-insured member months of approximately 0.9%, related to attrition of previously acquired businesses.

    Investment income was $193.4 million for the year ended December 31, 2000 compared to $159.2 million for the year ended December 31, 1999, an increase of 21.5%, or $34.2 million. The Rush

Prudential acquisition accounted for $5.3 million or 15.4% of the increase. An increase in net interest and dividend income of $16.2 million to $212.7 million for the year ended December 31, 2000 in comparison to $196.5 million for the year ended December 31, 1999 also contributed to the overall net increase in investment income. This increase was primarily due to higher average investment balances in 2000 versus 1999, partially offset by a reduction in other interest income related to interest income received in 1999 related to the Company's refund from the Internal Revenue Service ("IRS"). See "-- Liquidity and Capital Resources." Net realized losses on investment securities totaled $21.6 million for the year ended December 31, 2000 in comparison to losses of $33.8 million for the year ended December 31, 1999.

    The loss ratio attributable to managed care and related products for the year ended December 31, 2000 increased to 80.8% compared to 80.2% for the year ended December 31, 1999, due in part to the incremental effect of the Rush Prudential acquisition on the Company's overall results. The acquired Rush Prudential business has traditionally experienced a higher loss ratio than the Company's core business. Excluding the acquired operations of Rush Prudential, the loss ratio would have been 80.5%. The increase in the loss ratio excluding Rush Prudential was primarily due to growth in the Company's Large Employer Group business segment which has historically experienced a higher loss ratio than the Company's Individual and Small Employer Group business.

    Selling expense consists of commissions paid to outside brokers and agents representing the Company. The selling expense ratio decreased slightly to 4.4% for the year ended December 31, 2000 from 4.5% for the year ended December 31, 1999.

    The administrative expense ratio decreased to 14.0% for the year ended December 31, 2000 from 14.7% for the year ended December 31, 1999. The overall decline is primarily attributable to savings from the integration of information systems centers related to acquired businesses on the Company's information systems platform, a reduction in Year 2000 remediation expense from 1999 levels, economies of scale associated with premium revenue growth in relation to fixed corporate administrative expenses in addition to technology investments made by the Company (e.g., electronic claims submission, internet self-service and interactive voice response).

    Interest expense increased $3.8 million to $24.0 million for the year ended December 31, 2000 compared to $20.2 million for the year ended December 31, 1999. The increase in interest expense was related to the higher average debt balance due to the Rush Prudential, which was partially offset by a decrease in the effective interest rate due to the issuance of the Company's Zero Coupon Convertible Subordinated Debentures (the "Debentures") in July 1999. The weighted average interest rate for all debt for the year ended December 31, 2000, including the fees associated with the Company's borrowings and interest rate swap agreements, was 6.16%.

    The Company's income from continuing operations, before extraordinary gain and the cumulative effect of accounting change, for the year ended December 31, 2000 was $342.3 million, compared to $297.2 million for the year ended
December 31, 1999. Earnings per share from continuing operations before extraordinary gain and cumulative effect of accounting change totaled $5.47 and $4.50 for the years ended December 31, 2000 and 1999, respectively. Earnings per share from continuing operations before extraordinary gain and cumulative effect of accounting change assuming full dilution totaled $5.29 and $4.38 for years ended December 31, 2000 and 1999, respectively.

    Earnings per share for the year ended December 31, 2000 is based upon weighted average shares outstanding of 62.5 million, excluding potential common stock, and 65.1 million shares, assuming full dilution. Earnings per share for the year ended December 31, 1999 is based on 66.1 million shares, excluding potential common stock, and 68.1 million shares, assuming full dilution. The decrease in weighted average shares outstanding primarily resulted from of the repurchase of approximately 2.5 million shares during the year ended
December 31, 2000. For weighted average shares outstanding assuming full dilution, the decline was partially offset by the impact of the assumed conversion of the Debentures.

    Effective January 1, 1999, the Company changed its method of accounting for start-up costs related to the Company's provider network and distribution channel development and is now expensing these costs. The cumulative effect of this change of $20.6 million, net of tax, was reflected in the results of operations for the year ended December 31, 1999.

COMPARISON OF RESULTS FOR THE YEAR ENDED DECEMBER 31, 1999 TO THE YEAR ENDED
  DECEMBER 31, 1998

    The following table depicts premium revenue by business segment:

                                                       YEAR ENDED DECEMBER 31,
                                                       -----------------------
                                                          1999         1998
                                                       ----------   ----------
                                                           (IN THOUSANDS)
Large Employer Group.................................  $3,889,032   $3,467,742
Individual and Small Employer Group..................   2,551,961    2,114,094
Corporate and Other..................................     455,864      352,976
                                                       ----------   ----------
Consolidated.........................................  $6,896,857   $5,934,812
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

    The following table depicts management services revenue by business segment:

                                                           YEAR ENDED DECEMBER 31,
                                                           ------------------------
                                                             1999           1998
                                                           ---------      ---------
                                                                (IN THOUSANDS)
Large Employer Group.................................      $367,060       $388,301
Individual and Small Employer Group..................         4,579          4,627
Corporate and Other..................................        57,697         41,032
                                                           --------       --------
Consolidated.........................................      $429,336       $433,960
                                                           ========       ========

    Management services revenue decreased 1.1% for the year ended December 31, 1999 in comparison to the same period in the prior year. The overall decline was due to a 4.0% decline in management services member months, offset by the implementation of price increases in the Large Employer Group business segment. The decrease in management services member months was primarily related to attrition on acquired MMHD membership and, to a lesser extent, the GBO membership.

    Investment income was $159.2 million for the year ended December 31, 1999 compared to $109.6 million for the year ended December 31, 1998, an increase of $49.6 million. The increase was primarily due to an increase in net interest and dividend income of $51.3 million to $196.5 million for the year ended
December 31, 1999 in comparison to $145.2 million for the year ended
December 31, 1998. This increase was primarily due to interest income of $23.8 million related to the Company's refund from the IRS (See "--Liquidity and Capital Resources") and higher average investment balances in 1999 versus 1998. Interest and dividend income for the year ended December 31, 1999 also included a $1.3 million charge related to the partial termination of the Company's interest rate swap agreements. The increase was also attributable to the recognition of an "other than temporary" decline in value in accordance with SFAS No. 115 of $48.7 million in 1998 relating to the Company's equity holdings in FPA Medical Management Inc. ("FPA"). Net realized losses on investment securities totaled

$33.8 million for the year ended December 31, 1999 in comparison to a gain of $16.7 million for the year ended December 31, 1998, excluding the FPA loss.

    The loss ratio attributable to managed care and related products for the year ended December 31, 1999 decreased to 80.2% compared to 80.5% for the year ended December 31, 1998. The decline was primarily due to price increases implemented throughout the year in the Company's Large Employer Group and Individual and Small Employer Group business segments. In addition, the decline was also attributable to membership attrition related to underperforming MMHD and GBO acquired accounts in the Company's Large Employer Group business, which historically experienced a higher loss ratio than the Company's other business.

    The selling expense ratio increased slightly to 4.5% for the year ended December 31, 1999 from 4.4% from the year ended December 31, 1998.

    The general and administrative expense ratio decreased to 14.7% for the year ended December 31, 1999 from 15.3% for the year ended December 31, 1998. The overall decline was primarily attributable to savings from the consolidation of various offices outside of California, the integration of information systems centers related to acquired businesses with the Company's information systems and a reduction in Year 2000 remediation expense from 1998 levels, in addition to economies of scale associated with membership and premium revenue growth in relation to certain fixed general and administrative expenses.

    Interest expense was $20.2 million for the year ended December 31, 1999 compared to $26.9 million for the year ended December 31, 1998. The decrease in interest expense was related to the higher average debt balance in 1999 (due to significant share repurchases (See "--Liquidity and Capital Resources")) compared to 1998, which was more than offset by a decrease in the effective interest rate due to the issuance of the Company's Debentures. The weighted average interest rate for all debt for the year ended December 31, 1999, including the fees associated with the Company's borrowings and interest rate swaps, was 7.04%.

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

    During the fourth quarter of 1999, the Board of Directors authorized the repurchase of some or all of the Debentures, which were issued in July 1999 to fund the purchase of two million shares of WellPoint Common Stock from the California HealthCare Foundation. The extraordinary gain from this repurchase was $1.9 million, after tax, and is reported in the results of operations for the year ended December 31, 1999.

    The Company's income from continuing operations, excluding extraordinary gain and the cumulative effect of accounting change for the year ended
December 31, 1999 was $297.2 million, compared to $319.5 million for the year ended December 31, 1998. The decrease is primarily the result of the impact of the private letter ruling received from the IRS in 1998. Earnings per share from continuing operations, excluding extraordinary gain and the cumulative effect of accounting change, totaled $4.50 and $4.63 for the years ended December 31, 1999 and 1998, respectively.

    Earnings per share for the year ended December 31, 1999 is based upon weighted average shares outstanding of 66.1 million, excluding potential common stock, and 68.1 million shares, assuming full dilution. Earnings per share for the year ended December 31, 1998 is based on 69.1 million shares, excluding potential common stock, and 70.3 million shares, assuming full dilution. The decrease in weighted average shares outstanding primarily resulted from the repurchase of approximately

4.3 million shares during the year ended December 31, 1999. For weighted average shares outstanding assuming full dilution, the decline was partially offset by the impact of the assumed conversion of the Debentures.

FINANCIAL CONDITION

    The Company's consolidated assets increased by $911.5 million, or 19.8%, from $4,593.2 million as of December 31, 1999 to $5,504.7 million as of December 31, 2000. The increase in total assets was primarily due to growth in cash and investments as a result of operating cash flow. Cash and investments totaled $3.8 billion as of December 31, 2000, or 68.7% of total assets. The Rush Prudential acquisition accounted for $93.6 million or 10.3% of the increase.

    Overall claims liabilities increased $401.0 million, or 26.9%, from $1,491.2 million as of December 31, 1999 to $1,892.2 million as of December 31, 2000. This increase is primarily due to an increase in insured membership from December 31, 1999, to December 31, 2000 of approximately 13.3% in the Company's Large Employer Group and Individual and Small Employer Group business segments, in addition to the timing of certain pharmacy claim payments. The Rush Prudential acquisition accounted for $57.2 million or 14.3% of the increase.

    As of December 31, 2000, the Company's long-term indebtedness was $400.9 million, of which $150.9 million was related to the Company's Debentures and $250.0 million was related to the Company's revolving credit facility. As of December 31, 1999, the Company's long-term indebtedness was $347.9 million, of which $200 million was related to the Company's revolving credit facility and $147.9 million was related to the Company's Debentures.

    Stockholders' equity totaled $1,644.4 million as of December 31, 2000, an increase of $331.7 million from $1,312.7 million as of December 31, 1999. The increase was primarily due to net income of $342.3 million for the year ended December 31, 2000, an increase of $147.4 million of stock issuances under the Company's stock option/purchase plans and an increase in net unrealized gains on investment securities, net of tax, of $68.1 million. These increases were partially offset by stock repurchases made during 2000 totaling $174.6 million, funded primarily from income from operations. In addition, the Company experienced net losses on the reissuance of the Company's Common Stock from treasury of $51.5 million.

    During the year ended December 31, 1998, the Company's Board of Directors approved a stock repurchase plan of up to eight million shares. During the year ended December 31, 1999, the Board of Directors amended the plan to approve the repurchase of an additional 4.7 million shares. At December 31, 2000, approxmiately 2.4 million shares remained available for repurchase under that plan.

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

    The Company generally receives premium revenue in advance of anticipated claims for related health care services and other benefits. The Company's investment policies are designed to provide liquidity, preserve capital and maximize yield. Cash and investment balances maintained by the Company are sufficient to meet applicable regulatory financial stability and net worth requirements, including license requirements of the Blue Cross Blue Shield Association. As of December 31, 2000, the Company's investment portfolio consisted primarily of investment grade fixed-maturity securities.

    Net cash flow provided by continuing operating activities was $647.9 million for the year ended December 31, 2000, compared with $829.4 million in 1999. Cash flow from continuing operations for the year ended December 31, 2000 was due primarily to income from continuing operations, before extraordinary gain and cumulative effect of accounting change, of $342.3 million, and an increase in medical claims payable of $367.2 million, which related to the growth of insured members, and the timing of other operating liability payments. Cash flow from continuing operations was offset by increases in receivables of $162.4 million. In addition, the change in cash flow from continuing operations before extraordinary gain and cumulative effect decreased from the prior year because the Company had received a cash refund from the IRS of $183.0 million in 1999.

    Net cash used in continuing investing activities in 2000 totaled
$557.4 million, compared with $531.1 million in 1999. The cash used in 2000 was attributable primarily to the purchase of investments and property and equipment, net of sales proceeds, of $3,427.5 million and $44.5 million, respectively. In addition, during the year ended December 31, 2000, net cash used in investing activities was affected by the purchase of Rush Prudential for approximately $204.0 million less acquired cash of $61.2 million. This was partially offset by the proceeds from investments sold and matured of $3,066.3 million.

    Net cash used in financing activities totaled $28.6 million in 2000, compared to $204.1 million in 1999. During the year ended December 31, 2000, the Company repurchased 2.5 million shares of the Company's Common Stock for an aggregate $174.6 million and issued Common Stock for an aggregate of $96.0 million pursuant to the Company's stock incentive and employee stock purchase programs. Additionally, the Company increased indebtedness by $50.0 million under its revolving credit facility.

    The Company has a $1.0 billion unsecured revolving credit facility. Borrowings under the credit facility bear interest at rates determined by reference to the bank's base rate or to the London Interbank Offered Rate ("LIBOR") plus a margin determined by reference to the Company's leverage ratio (as defined in the credit agreement) or the then-current rating of the Company's unsecured long-term debt by specified rating agencies. Borrowings under the credit facility are made on a committed basis or pursuant to an auction-bid process. The credit facility expires as of May 15, 2002, although it may be extended for an additional one-year period under certain circumstances. The credit agreement requires the Company to maintain certain financial ratios and contains restrictive covenants, including restrictions on the occurrence of additional indebtedness and the granting of certain liens, limitations on acquisitions and investments and limitations on changes in control. The total amount outstanding under the credit facility was $250.0 million and $200.0 million as of December 31, 2000 and 1999, respectively. The weighted average interest rate for the year ended December 31, 2000, including the facility and other fees and the effect of the interest rate swap agreements discussed in the following paragraph, was 7.57%.

    As a part of a hedging strategy to limit its exposure to variable interest rate increases, the Company entered into interest rate swap agreements in order to reduce the volatility of interest expense resulting from changes in interest rates. The swap agreements are contracts to exchange variable-rate interest payments (weighted average rate for 2000 of 6.6%) for fixed-rate interest payments (weighted average rate for 2000 of 5.6%) without the exchange of the underlying notional amounts. The agreements mature at various dates through 2006. As of December 31, 2000, the Company had entered into $200 million of fixed rate swap agreements, which consisted of a $150 million notional amount swap agreement at 6.99% and a $50 million notional amount swap agreement at 7.06%.

    The Company has entered into foreign currency forward exchange contracts for each of the fixed maturity securities on hand as of December 31, 2000 denominated in foreign currencies in order to hedge asset positions with respect to currency fluctuations related to these securities. The unrealized gains and losses from such forward exchange contracts are reflected in accumulated other comprehensive income. In addition, the Company has entered into forward exchange contracts to hedge the foreign currency risk between the trade date and the settlement date when a foreign currency denominated bond is purchased. Gains and losses from these contracts are recognized in income.

    On March 15, 2001, WellPoint completed the acquisition of Cerulean. The purchase price of $700 million was financed through $550 million of borrowings under the Company's revolving credit facility and $150 million in operating cash.

    In July 1999, the Company received proceeds of approximately $200.8 million from the issuance of the Debentures. Of this amount, $162.0 million was used to repurchase 2,000,000 shares of the Company's Common Stock from the California HealthCare Foundation, and the remaining proceeds were available for general corporate purposes. The Debentures accrue interest at a yield to maturity of 2.0% per year, compounded semi-annually. The Debentures may be converted into Common Stock, at the option of the debentureholder, at a rate of 6.797 shares per $1,000 principal amount at maturity. The Company may redeem the Debentures for cash at any time after July 2, 2002. The applicable redemption price will be the original issue price plus original issue discount accrued to the date of redemption. The Debentureholders can cause the Company to repurchase the Debentures on July 2, 2002, July 2, 2009 and July 2, 2014 at a price equal to the original issue price plus original issue discount accrued to the date of repurchase.

    On October 6, 1999, the Board of Directors authorized the repurchase from time to time of some or all of the Company's Debentures for cash. As of December 31, 2000, the Company had repurchased $81.0 million aggregate principal amount of the Debentures for a total purchase price of $49.8 million.

    The Company intends to monitor its other cash needs before making additional repurchases of its Debentures or its Common Stock under its current authorizations.

    Certain of the Company's subsidiaries are required to maintain minimum capital requirements prescribed by various regulatory agencies, including the California Department of Managed Health Care, formerly the California Department of Corporations, and the Departments of Insurance in various states. As of December 31, 2000, those subsidiaries of the Company were in compliance with all minimum capital requirements.

    The Company believes that cash flow generated by operations and its cash and investment balances, supplemented by the Company's ability to borrow under its existing revolving credit facility or through public or private financing sources, will be sufficient to fund continuing operations and expected capital requirements for the foreseeable future.

NEW ACCOUNTING PRONOUNCEMENTS

    In June 1998, the Financial Accounting Standards Board (the "FASB") issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS No. 133"). SFAS No. 133, as amended by SFAS Nos. 137 and 138, establishes the accounting and reporting standards for derivative instruments and for hedging activities. Upon adoption of SFAS
No. 133, all derivatives must be recognized on the balance sheet at their then fair value. Any deferred gains and losses remaining on the balance sheet under previous hedge-accounting rules must be removed from the balance sheet and all hedging relationships must be designated anew and documented pursuant to the new accounting. The new standard will be effective in the first quarter of 2001.

    Based upon the Company's review of its operations, the adoption of SFAS No. 133 on January 1, 2001, resulted in an after tax increase to net income of $0.2 million and an after-tax decrease to other comprehensive income of $4.2 million.

FACTORS THAT MAY AFFECT FUTURE RESULTS OF OPERATIONS

    Certain statements contained herein, such as statements concerning potential or future loss ratios, the effects as the Company continues to integrate its recently acquired operations and other statements regarding matters that are not historical facts, are forward-looking statements (as such term is defined in the Securities Exchange Act of 1934). Such statements involve a number of risks and uncertainties that may cause actual results to differ from those projected. Factors that can cause actual results to differ materially include, but are not limited to, those discussed below and those discussed from time to time in the Company's various filings with the Securities and Exchange Commission.

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

    In connection with the Cerulean transaction, WellPoint incurred significant indebtedness to fund the transaction. This indebtedness may result in a significant percentage of the Company's cash flow being applied to the payment of interest, and there can be no assurance that the Company's operations will generate sufficient cash flow to service the indebtedness. This indebtedness, as well as any indebtedness the Company may incur in the future, may adversely affect the Company's ability to finance its operations and could limit its ability to pursue business opportunities that may be in the best interests of the Company and its stockholders.

    As part of the Company's business strategy, the Company has acquired substantial operations in new geographic markets over the last five years. These businesses, some of which include substantial indemnity-based insurance operations, have experienced varying profitability or losses in recent periods. Since the relevant dates of acquisition of MMHD and GBO, the Company has continued to work extensively on the integration of these businesses. The Company has also begun its integration of the Rush Prudential business. The Company expects to begin its integration of Cerulean during the remainder of 2001. However, there can be no assurances regarding the ultimate success of the Company's integration efforts or regarding the ability of the Company to maintain or improve the results of operations of the businesses of completed or pending transactions as the Company pursues its strategy of motivating the acquired members to select managed care products. In order to implement this business strategy, the Company has incurred and will, among other things, need to continue to incur considerable expenditures for provider networks, distribution channels and information systems in addition to the costs associated with the integration of these acquisitions. The integration of these complex businesses may result in, among other things, temporary increases in claims inventory or other service-related issues that may negatively affect the Company's relationship with its customers and contribute to increased attrition of such customers. The Company's results of operations could be adversely affected in the event that the Company experiences such problems or is otherwise unable to implement fully its expansion strategy.

    The Company and certain of its subsidiaries are subject to capital surplus requirements by the California Department of Managed Health Care, the Georgia Department of Insurance, various other state Departments of Insurance and the Blue Cross Blue Shield Association. Although the Company believes that it is currently in compliance with all applicable requirements, there can be no assurances that such requirements will not be increased in the future.

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

    In June 2000, the California Medical Association filed a lawsuit in U.S. district court in San Francisco against BCC. The lawsuit alleges that BCC violated the RICO Act through various misrepresentations to and inappropriate actions against health care providers. In late 1999, a number of class-action lawsuits were brought against several of the Company's competitors alleging, among other things, various misrepresentations regarding their health plans and breaches of fiduciary obligations to health plan members. In August 2000, the Company was added as a party to SHANE V. HUMANA, et al., a class-action lawsuit brought on behalf of health care providers nationwide. In addition to the RICO claims brought in the California Medical Association lawsuit, this lawsuit also alleges violations of ERISA, federal and state "prompt pay" regulations and certain common law claims. In October 2000, the federal Judicial Panel on Multidistrict Litigation issued an order consolidating the California Medical Association lawsuit, the Shane lawsuit and various other pending managed care class-action lawsuits against other companies before District Court Judge Federico Moreno in the Southern District of Florida for purposes of the pretrial proceedings. In March 2001, Judge Moreno dismissed the plaintiffs' claims based on violation of the RICO Act, although the dismissal was made without prejudice to the plaintiffs' ability to subsequently refile their claims. Judge Moreno also dismissed, with prejudice, the plaintiffs' federal prompt pay law claims. The Company currently expects that a hearing on the plaintiffs' motion to certify a class will be held in early May 2001. On March 26, 2001, the California Medical Association filed an amended complaint in its lawsuit, alleging, among other things, revised RICO claims and violations of California law. The financial and operational impact that these and other evolving theories of recovery will have on the managed care industry generally, or the Company in particular, is at present unknown.

    The Company's future results will depend in large part on accurately predicting health care costs incurred on existing business and upon the Company's ability to control future health care costs through product and benefit design, underwriting criteria, utilization management and negotiation of favorable provider contracts. Changes in mandated benefits, utilization rates, demographic characteristics, health care practices, provider consolidation, inflation, new pharmaceuticals/ technologies, clusters of high-cost cases, the regulatory environment and numerous other factors are beyond the control of any health plan provider and may adversely affect the Company's ability to predict and control health care costs and claims, as well as the Company's financial condition, results of operations or cash flows. Periodic renegotiations of hospital and other provider contracts coupled with continued consolidation of physician, hospital and other provider groups may result in increased health care costs and limit the Company's ability to negotiate favorable rates. Recently, large physician practice management companies have experienced extreme financial difficulties, including bankruptcy, which may subject the Company to increased credit risk related to provider groups and cause the Company to incur duplicative claims expense. Additionally, the Company faces competitive pressure to contain premium prices. In connection with the introduction of new individual PPO plans in California in January 2001, the Company has announced that it will not raise premiums to certain members during portions of 2001. Fiscal concerns regarding the continued viability of government-sponsored programs such as Medicare and Medicaid may cause decreasing reimbursement rates for these programs. Any limitation on the Company's ability to increase or maintain its premium levels, design products, implement underwriting criteria or negotiate competitive provider contracts may adversely affect the Company's financial condition or results of operations.

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

    With respect to the risk-sharing nature of products, managed care products that involve greater potential risk to the Company generally tend to be more profitable than management services products and those managed care products where the Company is able to shift risks to employer groups. Individuals and small employer groups are more likely to purchase the Company's higher-risk managed care products because such purchasers are generally unable or unwilling to bear greater liability for health care expenditures. Typically, government-sponsored programs involve the Company's higher-risk managed care products. Over the past few years, the Company has experienced a slight decline in margins in its higher-risk managed care products and to a lesser extent on its lower-risk managed care and management services products. This decline is primarily attributable to product mix change, product design, competitive pressure and greater regulatory restrictions applicable to the small employer group market. From time to time, the Company has implemented price increases in certain of its managed care businesses. While these price increases are intended to improve profitability, there can be no assurance that this will occur. Subsequent unfavorable changes in the relative profitability between the Company's various products could have a material adverse effect on the Company's results of operations and on the continued merits of the Company's geographic expansion strategy.

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

    In December 2000, a wholly-owned subsidiary of the Company completed its acquisition of certain mail order pharmaceutical service assets and conducts business as a mail order pharmacy. The pharmacy business is subject to extensive federal, state and local regulations which are in many instances different from those under which the Company currently operates. The failure to properly adhere to these and other applicable regulations could result in the imposition of civil and criminal penalties, which could adversely affect the Company's results of operations or financial condition. In addition, pharmacies are exposed to risks inherent in the packaging and distribution of pharmaceuticals and other health care products. Although the Company intends to maintain professional liability and errors and omissions liability insurance, there can be no assurances that the coverage limits under such insurance programs will be adequate to protect against future claims or that the Company will be able to maintain insurance on acceptable terms in the future.

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

    The Company's use of derivative instruments is generally limited to hedging purposes and has principally consisted of forward exchange contracts intended to minimize the portfolio's exposure to currency volatility associated with certain foreign currency denominated bond holdings. The Company's investment policy prohibits the use of derivatives for leveraging purposes as well as the creation of risk exposures not otherwise allowed within the policy.

    Since 1996, the Company has from time to time entered into interest rate swap agreements primarily by exchanging the floating debt payments due under its outstanding indebtedness for fixed rate payments. The Company believes that this allows it to better anticipate its interest payments while helping to manage the asset-liability relationship.

INTEREST RATE RISK

    As of December 31, 2000, approximately 76% of the Company's investment portfolio consisted of fixed income securities (maturing in more than one year). Of the remainder, 11% was comprised of equities and 13% was comprised of cash, which is not subject to interest rate risk, the value of which generally varies inversely with changes in interest rates.

    The Company has evaluated the net impact to the fair value of its fixed income investments from a hypothetical change in all interest rates of 100, 200 and 300 basis points ("bp"). In doing so, optionality was addressed through Monte Carlo simulation of the price behavior of securities with embedded options. In addressing prepayments on mortgage-backed securities, the model follows the normal market practice of estimating a non-interest rate sensitive component (primarily related to relocations) and an interest sensitive component (primarily related to refinancings) separately. The model is based on statistical techniques applied to historical prepayment and market data, and then incorporates forward-looking mortgage market research and judgments about future prepayment behavior. Changes in the fair value of the investment portfolio are reflected in the balance sheet through stockholders' equity. Under the requirements of SFAS No. 133, effective January 1, 2001, all derivative financial instruments will be reflected on the balance sheet at fair value. See"Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations--Liquidity and Capital Resources--New

Accounting Pronouncements." The results of this analysis as of December 31, 2000 are reflected in the table below. The table reflects the change in valuation of interest rate swap agreements for the year ended December 31, 2000 to the extent that the notional amount of interest rate swap agreements exceeded the principal balance of the Company's floating rate indebtedness.

                                                      INCREASE (DECREASE) IN FAIR VALUE
                                                     GIVEN AN INTEREST RATE INCREASE OF:
                                                     ------------------------------------
                                                      100 BP        200 BP        300 BP
                                                     --------      --------      --------
                                                                (IN MILLIONS)
Fixed Income Portfolio.........................       $(85.5)      $(170.0)      $(250.1)
Valuation of Interest Rate Swap Agreements.....          6.1          12.0          17.6
                                                      ------       -------       -------
                                                      $(79.4)      $(158.0)      $(232.5)
                                                      ======       =======       =======

    Results as of December 31, 1999 are reflected in the table below. The table reflects the change in valuation of interest rate swap agreements for the year ended December 31, 1999 to the extent that the notional amount of interest rate swap agreements exceeded the principal balance of the Company's floating rate indebtedness.

                                                      INCREASE (DECREASE) IN FAIR VALUE
                                                     GIVEN AN INTEREST RATE INCREASE OF:
                                                     ------------------------------------
                                                      100 BP        200 BP        300 BP
                                                     --------      --------      --------
                                                                (IN MILLIONS)
Fixed Income Portfolio.........................       $(89.2)      $(172.8)      $(250.5)
Valuation of Interest Rate Swap Agreements.....          7.3          14.2          20.8
                                                      ------       -------       -------
                                                      $(81.9)      $(158.6)      $(229.7)
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

INTEREST RATE SWAP AGREEMENTS

    The Company has entered into interest rate swap agreements in order to reduce the volatility of interest expense resulting from changes in interest rates. As of December 31, 2000, the Company had entered into $200 million of floating to fixed rate swap agreements, which consist of a $150 million notional amount swap agreement at 6.99% and a $50 million notional amount swap agreement at 7.06%. As of December 31, 2000, the Company also had $250 million of LIBOR-based floating rate debt outstanding. The Company also receives a LIBOR-based payment as a result of its swap arrangements, thereby eliminating the payment exposure to changes in interest rates on that $250 million of outstanding debt. In 1999, the Company entered into an additional interest rate swap agreement with a notional amount of $100 million to exchange three month LIBOR (the index associated with the aforementioned swap) for one month LIBOR (the index associated with the revolving credit facility) in order to hedge against rising interest rates at the end of the year. This agreement matured February 28, 2000.

EQUITY PRICE RISK

    The Company's equity securities are comprised primarily of domestic stocks as well as certain foreign holdings. Assuming an immediate decrease of 10% in market value, as of December 31, 2000 and 1999, the hypothetical loss in fair value of stockholders' equity is estimated to be approximately $39.3 million and $31.4 million, respectively.

FOREIGN EXCHANGE RISK

    The Company has generally hedged the foreign exchange risk associated with its fixed income portfolio. The Company uses short-term foreign exchange contracts to hedge the risk associated with certain fixed-income securities denominated in foreign currencies. Therefore, the Company believes that there is minimal risk to the fixed-income portfolio due to currency exchange rate fluctuations. The Company's hedging program related to its foreign currency denominated investments is described in Note 16 to the Consolidated Financial Statements.

    The Company does not hedge its foreign exchange risk arising from equity investments denominated in foreign currencies. Assuming a foreign exchange loss of 10% across all foreign equity investments, the net hypothetical pretax loss in fair value as of December 31, 2000 and 1999, is estimated to be $8.1 million and $8.9 million, respectively.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

    The location in this Annual Report on Form 10-K of the Company's Consolidated Financial Statements is set forth in the "Index" on Page F-1.

                         WELLPOINT HEALTH NETWORKS INC.
                    QUARTERLY SELECTED FINANCIAL INFORMATION
                                  (UNAUDITED)

                                                                 FOR THE QUARTER ENDED
                                               ----------------------------------------------------------
                                                MARCH 31,     JUNE 30,     SEPTEMBER 30,    DECEMBER 31,
                                                  2000          2000            2000            2000
                                               -----------   -----------   --------------   -------------
                                               (IN THOUSANDS, EXCEPT PER SHARE DATA AND MEMBERSHIP DATA)
Total revenues...............................  $2,145,246    $2,288,835      $2,353,324      $2,441,553
Operating income.............................     143,946       157,692         165,133         167,417
Income before provision for income taxes.....     130,615       137,194         146,727         149,777
Income from continuing operations............      79,644        83,667          89,504          89,472
                                               ----------    ----------      ----------      ----------
Net income...................................  $   79,644    $   83,667      $   89,504      $   89,472
                                               ==========    ==========      ==========      ==========
Per Share Data:
  Earnings Per Share.........................  $     1.27    $     1.35      $     1.43      $     1.43
                                               ==========    ==========      ==========      ==========
  Earnings Per Share Assuming Full
    Dilution.................................  $     1.23    $     1.30      $     1.38      $     1.37
                                               ==========    ==========      ==========      ==========
Medical membership...........................   7,541,027     7,617,773       7,742,973       7,869,119
                                               ==========    ==========      ==========      ==========

                                                                 FOR THE QUARTER ENDED
                                               ----------------------------------------------------------
                                                MARCH 31,     JUNE 30,     SEPTEMBER 30,    DECEMBER 31,
                                                  1999          1999            1999            1999
                                               -----------   -----------   --------------   -------------
                                               (IN THOUSANDS, EXCEPT PER SHARE DATA AND MEMBERSHIP DATA)
Total revenues...............................  $1,771,245    $1,856,773      $1,891,513      $1,965,896
Operating income.............................     130,756       132,720         136,614         148,201
Income before provision for income taxes.....     116,571       116,563         125,014         129,173
Income before extraordinary gain and
  cumulative effect of accounting change.....      71,110        71,079          76,233          78,789
Extraordinary gain, net of tax...............          --            --              --           1,891
Cumulative effect of accounting change, net
  of
  tax........................................     (20,558)           --              --              --
                                               ----------    ----------      ----------      ----------
Net income...................................  $   50,552    $   71,079      $   76,233      $   80,680
                                               ==========    ==========      ==========      ==========
Per Share Data(A):
  Earnings Per Share.........................  $     1.06    $     1.05      $     1.16      $     1.24
                                               ==========    ==========      ==========      ==========
  Earnings Per Share Assuming Full
    Dilution.................................  $     1.04    $     1.03      $     1.11      $     1.20
                                               ==========    ==========      ==========      ==========
Medical membership...........................   6,913,107     7,014,456       7,174,363       7,300,003
                                               ==========    ==========      ==========      ==========

------------------------

(A) Per share data for all periods presented is based on income before extraordinary gain and cumulative effect of accounting change.

ITEM 9. CHANGES AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

A. Directors of the Company.

    Information regarding the directors of the Company is contained in the Company's proxy statement for its 2001 Annual Meeting of Stockholders and is incorporated herein by reference.

B.  Executive Officers of the Company

    Information regarding the Company's executive officers is contained in
Part I above under the caption "Item 1. Business."

ITEM 11. EXECUTIVE COMPENSATION

    The information required by Item 11 is contained in the Company's proxy statement for its 2001 Annual Meeting of Stockholders and is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    The information required by Item 12 is contained in the Company's proxy statement for its 2001 Annual Meeting of Stockholders and is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    The information required by Item 13 is contained in the Company's proxy statement for its 2001 Annual Meeting of Stockholders and is incorporated herein by reference.

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

B. REPORTS ON FORM 8-K

    There were no Current Reports on Form 8-K filed by the Company during the quarter ended December 31, 2000.

C. EXHIBITS

EXHIBIT
NUMBER                                            EXHIBIT
-------                 ------------------------------------------------------------
         2.01           Amended and Restated Recapitalization Agreement dated as of
                        March 31, 1995, by and among the Registrant, Blue Cross of
                        California, Western Health Partnerships and Western
                        Foundation for Health Improvement incorporated by reference to Exhibit 2.1 of Registrant's Registration Statement on
                        Form S-4 dated April 8, 1996
         2.02           Amended and Restated Agreement and Plan of Merger dated as of November 29, 2000, by and among Cerulean Companies, Inc., the Registrant and Water Polo Acquisition Corp, incorporated by reference to Exhibit 2.01 of the Registrant's Current
                        Report on Form 8-K dated March 15, 2001.
         3.01           Restated Certificate of Incorporation of the Registrant,
                        incorporated by reference to Exhibit 3.1 of the Registrant's
                        Current Report on Form 8-K filed on August 5, 1997.
         3.02           Bylaws of the Registrant, incorporated by reference to
                        Exhibit 4.2 of the Registrant's Registration Statement on
                        Form S-8 (Registration No. 333-90791)
         4.01           Specimen of Common Stock certificate of WellPoint Health
                        Networks Inc., incorporated by reference to Exhibit 4.4 of the Registrant's Registration Statement on Form 8-B,
                        Registration No. 001-13083
         4.02           Restated Certificate of Incorporation of the Registrant
                        (included in Exhibit 3.01)
         4.03           Bylaws of the Registrant (included in Exhibit 3.02)
         4.04           Indenture dated as of July 2, 1999 by and between Registrant and the Bank of New York, as trustee (including the Form of
                        Debenture attached as Exhibit A thereto), incorporated by
                        reference to Exhibit 4.04 to the Registrant's Quarterly
                        Report on Form 10-Q for the quarter ended September 30,
                        1999.
        10.01           Undertakings dated January 7, 1993, by the Registrant, Blue
                        Cross of California and certain subsidiaries to the
                        California Department of Corporations, incorporated by
                        reference to Exhibit 10.24 of the Registrant's Form S-1
                        Registration Statement No. 33-54898
        10.02*          Supplemental Pension Plan of Blue Cross of California,
                        incorporated by reference to Exhibit 10.15 of the
                        Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1992
        10.03*          Form of Indemnification Agreement between the Registrant and its Directors and Officers, incorporated by reference to
                        Exhibit 10.17 of the Registrant's Form S-1 Registration
                        Statement No. 33-54898
        10.04*          Officer Severance Agreement, dated as of July 1, 1993,
                        between the Registrant and Thomas C. Geiser, incorporated by reference to Exhibit 10.24 of the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1993
        10.05           Orders Approving Notice of Material Modification and
                        Undertakings dated September 7, 1995, by BCC, the
                        Registrant and the Registrant's subsidiaries to the
                        California Department of Corporations, incorporated by
                        reference to Exhibit 10.47 of Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1995
        10.06           Lease Agreement, dated as of January 1, 1996, by and between
                        TA/Warner Center Associates II, L.P., and the Registrant,
                        incorporated by reference to Exhibit 10.46 of Registrant's
                        Annual Report on Form 10-K for the fiscal year ended
                        December 31, 1995
        10.07*          Letter, dated November 13, 1995, from the Registrant to
                        D. Mark Weinberg regarding severance benefits, together with underlying Officer Severance Agreement, incorporated by
                        reference to Exhibit 10.48 of Registrant's Annual Report on
                        Form 10-K for the fiscal year ended December 31, 1995

EXHIBIT
NUMBER                                            EXHIBIT
-------                 ------------------------------------------------------------
        10.08*          Letter, dated November 13, 1995, from the Registrant to
                        Thomas C. Geiser regarding severance benefits, incorporated by reference to Exhibit 10.49 of Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1995
        10.9            Amended and Restated Undertakings dated March 5, 1996, by
                        BCC, the Registrant and the Registrant's subsidiaries to the
                        California Department of Corporations, incorporated by
                        reference to Exhibit 99.1 of the Registrant's Current Report on Form 8-K dated March 5, 1996
        10.10           Indemnification Agreement dated as of May 17, 1996, by and among the Registrant, WellPoint Health Networks Inc., a
                        Delaware corporation, and Western Health Partnerships,
                        incorporated by reference to Exhibit 99.9 of the
                        Registrant's Current Report on Form 8-K dated May 20, 1996
        10.11           Credit Agreement dated as of May 15, 1996, by and among the
                        Registrant, Bank of America National Trust and Savings
                        Association ("Bank of America"), as Administrative Agent,
                        NationsBank of Texas, N.A., as Syndication Agent, Chemical
                        Bank, as Documentation Agent, and the other financial
                        institutions named therein, incorporated by reference to
                        Exhibit 99.10 of the Registrant's Current Report on Form
                        8-K dated May 20, 1996
        10.12           Amendment No. 1 dated as of June 28, 1996, to the
                        Registrant's Credit Agreement dated as of May 15, 1996,
                        incorporated by reference to Exhibit 10.65 of Registrant's
                        Quarterly Report on Form 10-Q for the quarter ended
                        September 30, 1996
        10.13           Coinsurance Agreement dated as of March 1, 1997 between John
                        Hancock and UNICARE Life & Health Insurance Company
                        ("UNICARE"), incorporated by reference to Exhibit 99.2 of
                        Registrant's Current Report on Form 8-K filed March 14, 1997
        10.14           Second Amendment dated as of April 21, 1997 to the
                        Registrant's Credit Agreement dated as of May 15, 1996,
                        incorporated by reference to Exhibit 10.55 of Registrant's
                        Quarterly Report on Form 10-Q for the quarter ended
                        March 31, 1997
        10.15           Third Amendment dated as of April 21, 1997 to Registrant's
                        Credit Agreement dated as of May 15, 1996, incorporated by reference to Exhibit 10.56 of the Registrant's Quarterly
                        Report on Form 10-Q for the quarter ended March 31, 1997
        10.16           Amended and Restated Share Escrow Agent Agreement dated as of August 4, 1997 by and between the Registrant and U.S.
                        Trust Company of California, N.A., incorporated by reference to Exhibit 99.4 of the Registrant's Current Report on
                        Form 8-K filed on August 5, 1997
        10.17           Blue Cross License Agreement Effective as of August 4, 1997
                        by and among the Registrant and the Blue Cross Blue Shield
                        Association (the "BCBSA"), incorporated by reference to
                        Exhibit 99.6 of Registrant's Form 8-K filed on August 5,
                        1997
        10.18           Blue Cross Controlled Affiliate License Agreement effective as of August 4, 1997 by and between the BCBSA and Blue Cross of California, incorporated by reference to Exhibit 99.8 of
                        Registrant's Form 8-K filed on August 5, 1997
        10.19           Blue Cross Affiliate License Agreement effective as of
                        August 4, 1997 by and between the BCBSA and BC Life & Health
                        Insurance Company, incorporated by reference to
                        Exhibit 99.9 of Registrant's Form 8-K filed on August 5,
                        1997
        10.20           Blue Cross Controlled Affiliate License Agreement Applicable
                        to Life Insurance Companies effective as of August 4, 1997 by and between the BCBSA and BC Life & Health Insurance
                        Company, incorporated by reference to Exhibit 99.10 of
                        Registrant's Form 8-K filed on August 5, 1997

EXHIBIT
NUMBER                                            EXHIBIT
-------                 ------------------------------------------------------------
        10.21           Fourth Amendment to Credit Agreement and Consent dated as of
                        July 21, 1997 by and among the Registrant, WellPoint
                        California, Bank of America National Trust and Savings
                        Association, as Administrative Agent, NationsBank of Texas,
                        N.A., as Syndication Agent, and Chase Manhattan Bank, as
                        Documentation Agent, and the other financial institutions
                        named therein, incorporated by reference to Exhibit 99.11 to
                        Registrant's Current Report on Form 8-K filed on August 5,
                        1997.
        10.22           Undertakings dated July 31, 1997 by the Registrant,
                        WellPoint California and WellPoint California Services, Inc.
                        to the California Department of Corporations, incorporated by reference to Exhibit 99.12 to the Registrant's Current
                        Report on Form 8-K filed on August 5, 1997
        10.23*          401(k) Retirement Savings Program of WellPoint Health
                        Networks Inc., as amended through January 1, 2001
        10.24*          WellPoint Officer Benefit Enrollment Guide Brochure
        10.25*          Office Lease dated as of December 2, 1997 by and among the
                        Registrant and Westlake Business Park, Ltd., incorporated by reference to Exhibit 10.48 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1997
        10.26*          Fifth Amendment dated as of May 1, 1998 to the Registrant's
                        Credit Agreement dated as of May 15, 1996, incorporated by reference to Exhibit 10.01 to the Registrant's Quarterly
                        Report on Form 10-Q for the quarter ended March 31, 1998
        10.27           California Blue Cross License Addendum (amended and restated
                        as of June 12, 1998), by and among the Registrant, Blue
                        Cross of California and the Blue Cross Blue Shield
                        Association, incorporated by reference to Exhibit 99.1 to
                        the Registrant's Current Report on Form 8-K filed on
                        June 15, 1998
        10.28           Amendment No. 1 dated as of June 12, 1998 to the Amended and
                        Restated Share Escrow Agent Agreement by and between the
                        Registrant and U.S. Trust Company of California, N.A.,
                        incorporated by reference to Exhibit 99.3 to the
                        Registrant's Current Report on Form 8-K filed on June 15,
                        1998
        10.29*          Promissory Note dated as of June 23, 1998 made by Joan E.
                        Herman in favor of the Registrant, incorporated by reference to Exhibit 10.04 to the Registrant's Quarterly Report on
                        Form 10-Q for the quarter ended June 30, 1998
        10.30*          WellPoint Health Networks Inc. Officer Change-in-Control
                        Plan (as amended and restated through October 27, 1998),
                        incorporated to the Registrant's Quarterly Report on
                        Form 10-Q for the quarter ended September 30, 1998
        10.31*          WellPoint Health Networks Inc. Officer Severance Plan (as
                        adopted October 27, 1998), incorporated by reference to
                        Exhibit 10.04 to the Registrant's Quarterly Report on
                        Form 10-Q for the quarter ended March 31, 1999
        10.32*          WellPoint Health Networks Inc. Management Bonus Plan
        10.33*          Board of Directors Deferred Compensation Plan of WellPoint
                        Health Networks Inc., incorporated by reference to
                        Exhibit 10.52 to the Registrant's Annual Report on
                        Form 10-K for the year ended December 31, 1998.
        10.34*          Employment Agreement dated as of February 10, 1999 by and
                        between the Registrant and Leonard D. Schaeffer,
                        incorporated by reference to Exhibit 10.01 to the
                        Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 1999.
        10.35*          Promissory Note dated as of February 10, 1999 made by
                        Leonard D. Schaeffer in favor of the Registrant,
                        incorporated by reference to Exhibit 10.02 to the
                        Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 1999.

EXHIBIT
NUMBER                                            EXHIBIT
-------                 ------------------------------------------------------------
        10.36*          Special Executive Retirement Plan dated as of February 10,
                        1999 by and between the Registrant and Leonard D. Schaeffer, incorporated by reference to Exhibit 10.03 to the
                        Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 1999.
        10.37*          1999 Stock Incentive Plan, as amended through December 6,
                        2000
        10.38*          1999 Executive Officer Annual Incentive Plan, incorporated by reference to Annex II to the Registrant's Proxy Statement on Schedule 14A dated March 25, 1999.
        10.39*          WellPoint Health Networks Inc. Comprehensive Executive
                        Non-Qualified Retirement Plan (as amended through
                        February 1, 2001)
        10.40*          WellPoint Health Networks Inc. Employee Stock Purchase Plan
                        (as amended and restated effective April 1, 2000),
                        incorporated by reference to Annex I to the Registrant's
                        definitive Proxy Statement on Schedule 14A dated March 23,
                        2000.
        10.41*          WellPoint Health Networks Inc. 2000 Employee Stock Option
                        Plan, incorporated by reference to Exhibit 10.02 to the
                        Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2000.
        10.42*          Amendment No. 1 to the Special Executive Retirement Plan for
                        Leonard D. Schaeffer, incorporated by reference to
                        Exhibit 10.01 to the Registrant's Quarterly Report on
                        Form 10-Q for the quarter ended June 30, 2000.
        10.43*          WellPoint Health Networks Inc. Supplemental Executive
                        Retirement Plan, incorporated by reference to Exhibit 10.02 to the Registrant's Quarterly Report on Form 10-Q for the
                        quarter ended June 30, 2000.
        10.44*          Promissory Note made by Woodrow A. Myers, Jr., M.D. in favor of the Registrant, incorporated by reference to
                        Exhibit 10.01 to the Registrant's Quarterly Report on
                        Form 10-Q for the quarter ended September 30, 2000.
        21              List of Subsidiaries of the Registrant
        23.1            Consent of Independent Accountants
        24              Power of Attorney (included on Signature Page).

------------------------
*   Management contract or compensatory plan or arrangement

                                   SIGNATURES

    Pursuant to the requirement of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 28, 2001                                   WELLPOINT HEALTH NETWORKS INC.

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

               SIGNATURE                                   TITLE                          DATE
               ---------                                   -----                          ----
       /s/ LEONARD D. SCHAEFFER          Chairman of the Board of Directors and
    -------------------------------        Chief Executive Officer (Principal        March 28, 2001
         Leonard D. Schaeffer              Executive Officer)

          /s/ DAVID C. COLBY             Executive Vice President and Chief
    -------------------------------        Financial Officer (Principal Financial    March 28, 2001
            David C. Colby                 Officer)

               SIGNATURE                                   TITLE                          DATE
               ---------                                   -----                          ----
         /s/ KENNETH C. ZUREK            Senior Vice President, Controller and
    -------------------------------        Taxation (Principal Accounting Officer)   March 28, 2001
           Kenneth C. Zurek

         /s/ W. TOLIVER BESSON           Director
    -------------------------------                                                  March 28, 2001
           W. Toliver Besson

           /s/ ROGER E. BIRK             Director
    -------------------------------                                                  March 28, 2001
             Roger E. Birk

          /s/ SHEILA P. BURKE            Director
    -------------------------------                                                  March 28, 2001
            Sheila P. Burke

       /s/ STEPHEN L. DAVENPORT          Director
    -------------------------------                                                  March 28, 2001
         Stephen L. Davenport

           /s/ JULIE A. HILL             Director
    -------------------------------                                                  March 28, 2001
             Julie A. Hill

          /s/ WARREN Y. JOBE             Director
    -------------------------------                                                  March 28, 2001
            Warren Y. Jobe

       /s/ ELIZABETH A. SANDERS          Director
    -------------------------------                                                  March 28, 2001
         Elizabeth A. Sanders

                         INDEX TO FINANCIAL STATEMENTS
                         WELLPOINT HEALTH NETWORKS INC.

                                                                PAGE
                                                              --------
Report of Independent Accountants...........................    F-2

Consolidated Balance Sheets as of December 31, 2000 and
  1999......................................................    F-3

Consolidated Income Statements for the Three Years Ended
  December 31, 2000.........................................    F-4

Consolidated Statements of Changes in Stockholders' Equity
  for the Three Years Ended December 31, 2000...............    F-5

Consolidated Statements of Cash Flows for the Three Years
  Ended December 31, 2000...................................    F-6

Notes to Consolidated Financial Statements..................    F-7

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Stockholders and Board of Directors

WellPoint Health Networks Inc.

    In our opinion, the accompanying consolidated balance sheets and the related consolidated income statements and consolidated statements of changes in stockholders' equity and cash flows present fairly, in all material respects, the financial position of WellPoint Health Networks Inc. and its subsidiaries (the "Company") at December 31, 2000 and 1999, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

    As discussed in Note 3 to the Consolidated Financial Statements, effective January 1, 1999, the Company changed its method of accounting for start-up costs.

PricewaterhouseCoopers LLP
Los Angeles, California
January 31, 2001, except note 23 as to which the date is March 15, 2001

                         WELLPOINT HEALTH NETWORKS INC.

                          CONSOLIDATED BALANCE SHEETS

                                                                        DECEMBER 31,
                                                              ---------------------------------
                                                                  2000                 1999
                                                              ------------         ------------
                                                              (IN THOUSANDS, EXCEPT SHARE DATA)
                                  ASSETS
Current Assets:
  Cash and cash equivalents.................................   $  566,889           $  505,014
  Investment securities, at market value....................    3,096,350            2,645,372
  Receivables, net..........................................      699,868              513,079
  Deferred tax assets.......................................       77,757               92,774
  Other current assets......................................       59,545               59,725
                                                               ----------           ----------
    Total Current Assets....................................    4,500,409            3,815,964
Property and equipment, net.................................      151,031              125,917
Intangible assets, net......................................      165,164               96,298
Goodwill, net...............................................      418,120              307,647
Long-term investments, at market value......................      116,811              108,280
Deferred tax assets.........................................       92,982               84,063
Other non-current assets....................................       60,189               55,065
                                                               ----------           ----------
    Total Assets............................................   $5,504,706           $4,593,234
                                                               ==========           ==========

                   LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
  Medical claims payable....................................   $1,566,569           $1,142,183
  Reserves for future policy benefits.......................       58,085               57,435
  Unearned premiums.........................................      232,132              230,407
  Accounts payable and accrued expenses.....................      513,637              440,412
  Experience rated and other refunds........................      249,725              223,066
  Income taxes payable......................................       53,898               84,026
  Other current liabilities.................................      398,867              349,757
                                                               ----------           ----------
    Total Current Liabilities...............................    3,072,913            2,527,286
Accrued postretirement benefits.............................       71,510               68,903
Reserves for future policy benefits, non-current............      267,552              291,626
Long-term debt..............................................      400,855              347,884
Other non-current liabilities...............................       47,459               44,835
                                                               ----------           ----------
    Total Liabilities.......................................    3,860,289            3,280,534
Stockholders' Equity:
  Preferred Stock--$0.01 par value, 50,000,000 shares
    authorized, none issued and outstanding.................           --                   --
  Common Stock--$0.01 par value, 300,000,000 shares
    authorized, 71,390,971 issued at December 31, 2000 and
    1999....................................................          714                  714
  Treasury stock, at cost, 8,566,399 and 7,764,668 shares at
    December 31, 2000 and 1999, respectively................     (536,524)            (481,331)
  Additional paid-in capital................................      983,028              955,016
  Retained earnings.........................................    1,145,464              854,642
  Accumulated other comprehensive income....................       51,735              (16,341)
                                                               ----------           ----------
    Total Stockholders' Equity..............................    1,644,417            1,312,700
                                                               ----------           ----------
      Total Liabilities and Stockholders' Equity............   $5,504,706           $4,593,234
                                                               ==========           ==========

      See the accompanying notes to the consolidated financial statements.

                         WELLPOINT HEALTH NETWORKS INC.

                         CONSOLIDATED INCOME STATEMENTS

                                                                           YEAR ENDED DECEMBER 31,
                                                                  ------------------------------------------
                                                                     2000            1999            1998
                                                                  ----------      ----------      ----------
                                                                  (IN THOUSANDS, EXCEPT EARNINGS PER SHARE)
Revenues:
  Premium revenue...........................................      $8,583,663      $6,896,857      $5,934,812
  Management services revenue...............................         451,847         429,336         433,960
  Investment income.........................................         193,448         159,234         109,578
                                                                  ----------      ----------      ----------
                                                                   9,228,958       7,485,427       6,478,350
Operating Expenses:
  Health care services and other benefits...................       6,935,398       5,533,068       4,776,345
  Selling expense...........................................         394,217         328,619         280,078
  General and administrative expense........................       1,265,155       1,075,449         975,099
                                                                  ----------      ----------      ----------
                                                                   8,594,770       6,937,136       6,031,522
                                                                  ----------      ----------      ----------
Operating Income............................................         634,188         548,291         446,828
  Interest expense..........................................          23,978          20,178          26,903
  Other expense, net........................................          45,897          40,792          27,939
                                                                  ----------      ----------      ----------
Income from Continuing Operations before Provision for
  Income Taxes, Extraordinary Gain and Cumulative Effect of
  Accounting Change.........................................         564,313         487,321         391,986
  Provision for income taxes................................         222,026         190,110          72,438
                                                                  ----------      ----------      ----------
Income from Continuing Operations before Extraordinary Gain
  and Cumulative Effect of Accounting Change................         342,287         297,211         319,548
Discontinued Operations:
  Loss from Workers' Compensation Segment, net of tax
    benefit of $6,959.......................................              --              --         (12,592)
  Loss on disposal of Workers' Compensation Segment, net of
    tax benefit of $33,022..................................              --              --         (75,676)
                                                                  ----------      ----------      ----------
Loss from Discontinued Operations...........................              --              --         (88,268)
Extraordinary Gain from Early Extinguishment of Debt, net of
  tax.......................................................              --           1,891              --
Cumulative Effect of Accounting Change, net of tax..........              --         (20,558)             --
                                                                  ----------      ----------      ----------
Net Income..................................................      $  342,287      $  278,544      $  231,280
                                                                  ==========      ==========      ==========
Earnings Per Share:
  Income from continuing operations before extraordinary
    gain and cumulative effect of accounting change.........      $     5.47      $     4.50      $     4.63
  Loss from discontinued operations.........................              --              --           (1.28)
  Extraordinary gain from early extinguishment of debt, net
    of tax..................................................              --            0.03              --
  Cumulative effect of accounting change, net of tax........              --           (0.31)             --
                                                                  ----------      ----------      ----------
  Net income................................................      $     5.47      $     4.22      $     3.35
                                                                  ==========      ==========      ==========
Earnings Per Share Assuming Full Dilution:
  Income from continuing operations before extraordinary
    gain and cumulative effect of accounting change.........      $     5.29      $     4.38      $     4.55
  Loss from discontinued operations.........................              --              --           (1.26)
  Extraordinary gain from early extinguishment of debt, net
    of tax..................................................              --            0.02              --
  Cumulative effect of accounting change, net of tax........              --           (0.30)             --
                                                                  ----------      ----------      ----------
  Net income................................................      $     5.29      $     4.10      $     3.29
                                                                  ==========      ==========      ==========

      See the accompanying notes to the consolidated financial statements.

                         WELLPOINT HEALTH NETWORKS INC.
           CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

                                                                COMMON STOCK
                                                 ------------------------------------------
                                                       ISSUED              IN TREASURY        ADDITIONAL
                                     PREFERRED   -------------------   --------------------    PAID-IN      RETAINED
                                       STOCK      SHARES     AMOUNT     SHARES     AMOUNT      CAPITAL      EARNINGS
                                     ---------   --------   --------   --------   ---------   ----------   ----------
                                                                      (IN THOUSANDS)
Balance as of January 1, 1998......   $    --     69,778      $698           5    $    (103)   $882,312    $  345,318
Stock grants to employees and
  directors........................                    6                                            399
Stock issued for employee stock
  option and stock purchase
  plans............................                  837         8                               39,036
Stock repurchased, at cost.........                                      3,497     (193,332)
Comprehensive income
  Net income.......................                                                                           231,280
  Other comprehensive income, net
    of tax
    Change in unrealized valuation
      adjustment on investment
      securities, net of
      reclassification
      adjustment...................
                                                                                                           ----------
Total comprehensive income.........                                                                           231,280
                                      -------    -------      ----      ------    ---------    --------    ----------
Balance as of December 31, 1998....        --     70,621       706       3,502     (193,435)    921,747       576,598
Stock grants to employees and
  directors........................                   75         1          (4)         172       3,051
Stock issued for employee stock
  option and stock purchase
  plans............................                  695         7         (66)       3,616      30,218
Stock repurchased, at cost.........                                      4,333     (291,684)
Net losses from treasury stock
  reissued.........................                                                                              (500)
Comprehensive income
  Net income.......................                                                                           278,544
  Other comprehensive income, net
    of tax
    Change in unrealized valuation
      adjustment on investment
      securities, net of
      reclassification
      adjustment...................
  Foreign currency adjustments, net
    of tax.........................
                                                                                                           ----------
Total comprehensive income.........                                                                           278,544
                                      -------    -------      ----      ------    ---------    --------    ----------
Balance as of December 31, 1999....        --     71,391       714       7,765     (481,331)    955,016       854,642
Stock grants to employees and
  directors........................                                        (15)       1,013
Stock issued for employee stock
  option and stock purchase
  plans............................                                     (1,668)     118,396      28,012
Stock repurchased, at cost.........                                      2,484     (174,602)
Net losses from treasury stock
  reissued.........................                                                                           (51,465)
Comprehensive income
  Net income.......................                                                                           342,287
  Other comprehensive income, net
    of tax
    Change in unrealized valuation
      adjustment on investment
      securities, net of
      reclassification
      adjustment...................
    Foreign currency adjustments,
      net of tax...................
                                                                                                           ----------
Total comprehensive income.........                                                                           342,287
                                      -------    -------      ----      ------    ---------    --------    ----------
Balance as of December 31, 2000....   $    --     71,391      $714       8,566    $(536,524)   $983,028    $1,145,464
                                      =======    =======      ====      ======    =========    ========    ==========


                                      ACCUMULATED
                                         OTHER
                                     COMPREHENSIVE
                                         INCOME         TOTAL
                                     --------------   ----------
                                           (IN THOUSANDS)
Balance as of January 1, 1998......     $ (5,056)     $1,223,169
Stock grants to employees and
  directors........................                          399
Stock issued for employee stock
  option and stock purchase
  plans............................                       39,044
Stock repurchased, at cost.........                     (193,332)
Comprehensive income
  Net income.......................                      231,280
  Other comprehensive income, net
    of tax
    Change in unrealized valuation
      adjustment on investment
      securities, net of
      reclassification
      adjustment...................       14,663          14,663
                                        --------      ----------
Total comprehensive income.........       14,663         245,943
                                        --------      ----------
Balance as of December 31, 1998....        9,607       1,315,223
Stock grants to employees and
  directors........................                        3,224
Stock issued for employee stock
  option and stock purchase
  plans............................                       33,841
Stock repurchased, at cost.........                     (291,684)
Net losses from treasury stock
  reissued.........................                         (500)
Comprehensive income
  Net income.......................                      278,544
  Other comprehensive income, net
    of tax
    Change in unrealized valuation
      adjustment on investment
      securities, net of
      reclassification
      adjustment...................      (26,179)        (26,179)
  Foreign currency adjustments, net
    of tax.........................          231             231
                                        --------      ----------
Total comprehensive income.........      (25,948)        252,596
                                        --------      ----------
Balance as of December 31, 1999....      (16,341)      1,312,700
Stock grants to employees and
  directors........................                        1,013
Stock issued for employee stock
  option and stock purchase
  plans............................                      146,408
Stock repurchased, at cost.........                     (174,602)
Net losses from treasury stock
  reissued.........................                      (51,465)
Comprehensive income
  Net income.......................                      342,287
  Other comprehensive income, net
    of tax
    Change in unrealized valuation
      adjustment on investment
      securities, net of
      reclassification
      adjustment...................       68,045          68,045
    Foreign currency adjustments,
      net of tax...................           31              31
                                        --------      ----------
Total comprehensive income.........       68,076         410,363
                                        --------      ----------
Balance as of December 31, 2000....     $ 51,735      $1,644,417
                                        ========      ==========

      See the accompanying notes to the consolidated financial statements.

                         WELLPOINT HEALTH NETWORKS INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                      YEAR ENDED DECEMBER 31,
                                                              ---------------------------------------
                                                                 2000          1999          1998
                                                              -----------   -----------   -----------
                                                                          (IN THOUSANDS)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Income from continuing operations before extraordinary
    gain and cumulative effect of accounting change.........  $   342,287   $   297,211   $   319,548
  Adjustments to reconcile income from continuing operations before extraordinary gain and cumulative effect of
    accounting change to net cash provided by continuing
    operating activities:
      Depreciation and amortization, net of accretion.......       75,402        68,767        54,590
      Loss on sales of assets, net..........................       24,170        31,898        34,679
      Provision (benefit) for deferred income taxes.........      (61,188)       41,087       (83,261)
      Amortization of deferred gain on sale of building.....       (4,426)       (4,426)       (4,425)
      Accretion of interest on zero coupon convertible
        subordinated debentures.............................        2,971         1,465            --
      (Increase) decrease in certain assets:
        Receivables, net....................................     (162,375)      (29,263)       17,621
        Income taxes recoverable............................           --       191,079        15,099
        Other current assets................................        1,829       (26,169)      (20,087)
        Other non-current assets............................       (5,324)       (8,451)        1,978
      Increase (decrease) in certain liabilities:
        Medical claims payable..............................      367,189       195,681        23,844
        Reserves for future policy benefits.................      (23,424)      (25,019)       (9,142)
        Unearned premiums...................................        1,460        15,349        18,853
        Accounts payable and accrued expenses...............       61,856       107,086        (6,415)
        Experience rated and other refunds..................       26,659       (26,619)       (5,810)
        Income taxes payable................................      (30,070)           --            --
        Other current liabilities...........................       20,692        (5,227)       35,398
        Accrued postretirement benefits.....................        2,607         1,845         3,167
        Other non-current liabilities.......................        7,634         3,064        (1,027)
                                                              -----------   -----------   -----------
          Net cash provided by continuing operating
            activities......................................      647,949       829,358       394,610
                                                              -----------   -----------   -----------
Loss from discontinued operations...........................           --            --       (12,592)
Adjustment to derive cash flows from discontinued operating
  activities
        Change in net operating assets......................           --            --         7,410
                                                              -----------   -----------   -----------
Net cash used in discontinued operating activities..........           --            --        (5,182)
                                                              -----------   -----------   -----------
          Net cash provided by operating activities.........      647,949       829,358       389,428
CASH FLOWS FROM INVESTING ACTIVITIES:
        Investments purchased...............................   (3,427,465)   (3,456,317)   (2,843,102)
        Proceeds from investments sold......................    2,979,906     2,892,802     2,666,355
        Proceeds from investments matured...................       86,412        83,404       106,436
        Property and equipment purchased....................      (46,891)      (38,516)      (78,431)
        Proceeds from property and equipment sold...........        2,358         1,925        25,721
        Proceeds from sale of Workers' Compensation
          business..........................................           --            --       101,413
        Settlement of sales price for sale of Workers'
          Compensation business.............................           --        (6,733)           --
        Acquisition of new businesses, net of cash
          acquired..........................................     (151,748)       (7,700)           --
                                                              -----------   -----------   -----------
          Net cash used in continuing investing
            activities......................................     (557,428)     (531,135)      (21,608)
                                                              -----------   -----------   -----------
Net cash provided by investing activities of discontinued
  operations................................................           --            --        15,877
                                                              -----------   -----------   -----------
          Net cash used in investing activities.............     (557,428)     (531,135)       (5,731)
                                                              -----------   -----------   -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
        Proceeds from issuance of zero coupon convertible
          subordinated debentures...........................           --       200,823            --
        Net borrowing (repayment) of long-term debt under
          the revolving credit facility.....................       50,000      (149,788)      (88,000)
        Proceeds from issuance of common stock..............       95,956        36,565        39,443
        Common stock repurchased............................     (174,602)     (291,684)     (193,332)
                                                              -----------   -----------   -----------
          Net cash used in financing activities.............      (28,646)     (204,084)     (241,889)
                                                              -----------   -----------   -----------
Net increase in cash and cash equivalents...................       61,875        94,139       141,808
Cash and cash equivalents at beginning of period............      505,014       410,875       269,067
                                                              -----------   -----------   -----------
Cash and cash equivalents at end of period..................  $   566,889   $   505,014   $   410,875
                                                              ===========   ===========   ===========

      See the accompanying notes to the consolidated financial statements.

                         WELLPOINT HEALTH NETWORKS INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. ORGANIZATION

    WellPoint Health Networks Inc. (the "Company" or "WellPoint") is one of the nation's largest publicly traded managed health care companies. As of December 31, 2000, WellPoint had approximately 7.9 million medical members and approximately 40.3 million specialty members. The Company offers a broad spectrum of network-based managed care plans. WellPoint provides these plans to the large and small employer, individual and senior markets. The Company's managed care plans include preferred provider organizations ("PPOs"), health maintenance organizations ("HMOs"), point-of-service ("POS") plans, other hybrid medical plans and traditional indemnity plans. In addition, the Company offers managed care services, including underwriting, actuarial service, network access, medical cost management and claims processing. The Company offers a continuum of managed health care plans while providing incentives to members and employers to select more intensively managed plans. The Company also provides a broad array of specialty and other products and services including pharmacy, dental, utilization management, life insurance, preventive care, disability, behavioral health, COBRA and flexible benefits account administration.

    As more fully described in Note 12, on September 1, 1998, the Company completed the sale of its workers' compensation segment. Such sale was accounted for as a discontinued operation.

2. ACQUISITIONS

    On March 1, 2000, the Company completed its acquisition of Rush Prudential Health Plans ("Rush Prudential"). Rush Prudential offers a broad array of products and services ranging from HMO products to traditional PPO products. The acquisition significantly increased the Company's current Illinois medical membership to over 537,000 members as of December 31, 2000. Subsequent to the acquisition, the acquired business has been operated as UNICARE Health Plans. The transaction, which was financed with both cash from operations and debt from the Company's existing revolving credit facility, is valued at approximately $204.0 million, subject to certain post-closing adjustments. This acquisition was accounted for under the purchase method of accounting. Cash of $104.0 million and debt totaling $100.0 million were used to purchase net assets with a fair value of approximately $19.2 million, resulting in goodwill and other intangibles totaling $217.1 million. The resulting goodwill includes
$32.3 million of deferred tax liabilities relating to preliminary identified intangibles. The purchase price allocation between goodwill and identifiable intangible assets had not been finalized as of December 31, 2000.

    On December 5, 2000, the Company completed its acquisition of a mail order pharmacy fulfillment facility from RxAmerica LLC ("RxAmerica"). RxAmerica is a pharmacy benefits management joint venture between Albertson's, Inc. and Longs Drugs Stores California, Inc. Subsequent to the acquisition, the business was re-named PrecisionRx. This acquisition was accounted for under the purchase method of accounting.

    In accordance with the requirements of APB Opinion No. 16, "Business Combinations," the following unaudited pro forma summary presents revenues, income before extraordinary gain and cumulative effect of accounting change, net income and per share data of WellPoint as if the acquisition of Rush Prudential and Precision Rx had occurred on January 1, 1999. The pro forma information includes the results of operations for the period prior to the acquisition, adjusted for interest expense on long-term debt incurred to fund the acquisition of Rush Prudential, amortization of goodwill and intangible assets and the related income tax effects. The pro forma financial information is presented for informational purposes only and may not be indicative of the results of operations had

                         WELLPOINT HEALTH NETWORKS INC.

2. ACQUISITIONS (CONTINUED)
the Company been a single entity during the years ended December 31, 2000 and 1999, nor is it necessarily indicative of future results of operations. Pro forma earnings per share assuming full dilution is based on 65.1 million and
68.1 million weighted average shares for the years ended December 31, 2000 and 1999, respectively.

                                                                YEAR ENDED
                                                               DECEMBER 31,
                                                           ---------------------
                                                             2000        1999
                                                           ---------   ---------
                                                           (IN MILLIONS, EXCEPT
                                                            EARNINGS PER SHARE)
Revenues.................................................  $9,440.1    $8,138.7
Income before Extraordinary Gain and Cumulative Effect of
  Accounting Change......................................  $  337.9    $  288.2
Net Income...............................................  $  337.9    $  269.5
Earnings Per Share Assuming Full Dilution:
  Income before Extraordinary Gain and Cumulative Effect
    of Accounting Change.................................  $   5.19    $   4.23
  Net Income.............................................  $   5.19    $   3.96

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    As a managed health care organization, the Company derives the majority of its revenues from premiums received for providing prepaid health services and prepares its financial statements in accordance with the AICPA Audit and Accounting Guide for "Health Care Organizations." The following is a summary of significant accounting policies used in the preparation of the accompanying consolidated financial statements. Such policies are in accordance with accounting principles generally accepted in the United States of America and have been consistently applied. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses for each reporting period. The significant estimates made in the preparation of the Company's consolidated financial statements relate to the assessment of the carrying value of the goodwill and intangible assets, medical claims payable, reserves for future policy benefits, experience rated refunds and contingent liabilities. While management believes that the carrying value of such assets and liabilities is adequate as of December 31, 2000 and 1999, actual results could differ from the estimates upon which the carrying values were based.

PRINCIPLES OF CONSOLIDATION

    The consolidated financial statements include the accounts of the Company and its subsidiaries. All significant intercompany transactions and accounts have been eliminated in consolidation.

CASH EQUIVALENTS

    The Company considers cash equivalents to include highly liquid debt instruments purchased with an original remaining maturity of three months or less.

                         WELLPOINT HEALTH NETWORKS INC.

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
CONCENTRATION OF CREDIT RISK

    Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of cash investments, bonds, foreign currency denominated forward exchange contracts and interest rate swap agreements. The Company invests its excess cash primarily in commercial paper and money market funds. Although a majority of the cash accounts exceed the federally insured deposit amount, management does not anticipate nonperformance by financial institutions and reviews the financial viability of these institutions. The Company attempts to limit its risk in investment securities by maintaining a diversified portfolio. The components of investment securities are shown in Note 4.

INVESTMENTS

    Investment securities consist primarily of U.S. Treasury and agency securities, foreign currency denominated bonds, mortgage-backed securities, investment grade and non-investment grade corporate bonds and equity securities. The Company has determined that its investment securities are available for use in current operations and, accordingly, has classified such investment securities as current without regard to contractual maturity dates.

    Long-term investments consist primarily of restricted assets, equity and other investments. Restricted assets, at market value, included in long-term investments at December 31, 2000 and 1999 were $104.1 million and $100.0 million, respectively, and consisted of investments on deposit with the California Department of Managed HealthCare ("DMHC"). These deposits consisted primarily of U.S. Treasury and agency bonds and notes. Due to their restricted nature, such investments are classified as long-term without regard to contractual maturity.

    The Company has determined that its debt and equity securities are available-for-sale. Debt and equity securities are carried at estimated fair value based on quoted market prices for the same or similar instruments. Unrealized gains and losses are computed on the basis of specific identification and are included in other comprehensive income, net of applicable deferred income taxes. Realized gains and losses on the disposition of investments are included in investment income. The specific identification method is used in determining the cost of debt and equity securities sold.

    The Company participates in a securities lending program whereby marketable securities in the Company's portfolio are transferred to an independent broker or dealer in exchange for collateral equal to at least 102% of the market value of securities on loan.

    The Company utilizes derivative instruments, specifically forward exchange contracts, to mitigate foreign currency risk associated with its foreign currency denominated investment portfolio. Forward exchange contracts are used to hedge the foreign currency risk between trade date and settlement date of foreign currency investment transactions. Gains and losses from such instruments are recognized in the Company's income statement at the settlement date.

    Forward exchange contracts are also used to hedge asset positions in foreign denominated currencies. The unrealized gains and losses, net of deferred taxes, from such forward contracts and related hedging investments are reflected in other comprehensive income at the balance sheet dates.

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

PROPERTY AND EQUIPMENT, NET

    Property and equipment are stated at cost, net of depreciation, and are depreciated on the straight-line method over the estimated useful lives of the assets. Leasehold improvements are stated net of amortization and are amortized over a period not exceeding the term of the lease. Upon disposal of property and equipment, the cost of the asset and the related accumulated depreciation are removed from the accounts while the resulting gain or loss is reflected in current operations.

    Computer software costs that are incurred in the preliminary project stage are expensed as incurred. Direct consulting costs, payroll and payroll related cost for employees, incurred during the development stage, who are directly associated with each project are capitalized and amortized over a five-year period when placed into production.

INTANGIBLE ASSETS AND GOODWILL, NET

    Intangible assets and goodwill represent the cost in excess of fair value of the net assets, net of the related tax impact, acquired in purchase transactions. Intangible assets and goodwill are being amortized, utilizing a composite useful life, on a straight-line basis over periods ranging from 1.5 to 25 years. (See Note 7 for a more complete discussion of the Company's intangible assets and goodwill.)

    The Company evaluates whether events or circumstances have occurred that may affect the estimated useful life or the recoverability of the remaining balance of goodwill and other identifiable intangible assets. Impairment of an intangible asset is triggered when the estimated future undiscounted cash flows (excluding interest charges) do not exceed the carrying amount of the intangible asset and related goodwill. If the events or circumstances indicate that the remaining balance of the intangible asset and goodwill may be permanently impaired, such potential impairment will be measured based upon the difference between the carrying amount of the intangible asset and goodwill and the fair value of such asset determined using the estimated future discounted cash flows (excluding interest charges) generated from the use and ultimate disposition of the respective acquired entity.

MEDICAL CLAIMS PAYABLE

    The liability for medical claims payable includes claims in process and a provision for incurred but not reported claims, which is actuarially determined based on historical claims payment experience and other statistics. Claim processing expenses are also accrued based on an estimate of expenses necessary to process such claims. Such reserves are continually monitored and reviewed with any adjustments reflected in current operations. Capitation costs represent monthly fees paid one month in advance to physicians, certain other medical service providers and hospitals in the Company's HMO networks as retainers for providing continuing medical care. The Company maintains various programs that provide incentives to physicians, certain other medical service providers and hospitals participating in its HMO networks through the use of risk-sharing agreements and other programs. Payments under such

                         WELLPOINT HEALTH NETWORKS INC.

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED) agreements are made based on the providers' performance in controlling health care costs while providing quality health care. Expenses related to these programs, which are based in part on estimates, are recorded in the period in which the related services are rendered.

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

INTEREST RATE SWAP AGREEMENTS

    The Company uses interest rate swap agreements to manage interest rate exposures. The principal objective of such contracts is to minimize the risks and costs associated with financial activities. The counterparties to these contractual arrangements are major financial institutions with which the Company also has other financial relationships. These counterparties expose the Company to credit loss in the event of nonperformance. However, the Company does not anticipate nonperformance by the counterparties.

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

                         WELLPOINT HEALTH NETWORKS INC.

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
RECOGNITION OF PREMIUM REVENUE AND MANAGEMENT SERVICES REVENUE

    For most health care and life insurance contracts, premiums are billed in advance of coverage periods and are recognized as revenue over the period in which services or benefits are obligated to be provided. Premiums include revenue from other contracts, which principally relate to minimum premium contracts, where revenue is recognized based upon the ultimate loss experience of the contract. These contracts obligate the Company to arrange for the provision of health care for the members covered by the related contract and exposes the Company to financial risk based upon its ability to manage health care costs below a contractual fixed attachment point. Premium revenue includes an adjustment for experience rated refunds based on an estimate of incurred claims. Experience rated refunds are paid based on contractual requirements.

    The Company's group life and disability insurance contracts are traditional insurance contracts, which are typically issued only in conjunction with a health care contract. Additionally, WellPoint has a limited number of indemnity health insurance contracts. All of these contracts provide insurance protection for a fixed period ranging from one month to a year.

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

                         WELLPOINT HEALTH NETWORKS INC.

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
HEALTH CARE SERVICES AND OTHER BENEFITS

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

ADVERTISING COSTS

    The Company uses print and broadcast advertising to promote its products. The cost of advertising is expensed as incurred and totaled approximately
$61.8 million, $40.8 million and $43.3 million for the years ended December 31, 2000, 1999 and 1998, respectively.

EARNINGS PER SHARE

    Basic earnings per share is computed excluding the impact of potential common stock and earnings per share assuming full dilution is computed including the impact of potential common stock.

STOCK-BASED COMPENSATION

    The Company accounts for stock-based compensation using the intrinsic method. Accordingly, compensation cost for stock options under existing plans is measured as the excess, if any, of the quoted market price of the Company's stock at the date of the grant over the amount an employee must pay to acquire the stock.

COMPREHENSIVE INCOME

    Comprehensive income encompasses all changes in stockholders' equity (except those arising from transactions with stockholders) and includes net income and net unrealized gains or losses on available-for-sale securities and foreign currency adjustments. Comprehensive income is net of reclassification adjustments to adjust for items currently included in net income, such as realized gains on investment securities.

START-UP COSTS

    Effective January 1, 1999, the Company changed its method of accounting for start-up costs related to the Company's provider and sales network development to comply with the AICPA Statement of Position No. 98-5, "Reporting on the Costs of Start-Up Activities". The change involves expensing these costs as incurred, rather than capitalizing and subsequently amortizing such costs. The total amount of deferred start-up costs reported as a cumulative effect of a change in accounting principle was $20.6 million, net of a tax benefit of $14.3 million for the year ended December 31, 1999.

RECLASSIFICATIONS

    Certain amounts in the prior years consolidated financial statements have been reclassified to conform to the 2000 presentation.

                         WELLPOINT HEALTH NETWORKS INC.

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
NEW ACCOUNTING PRONOUNCEMENTS

    In June 1998, the Financial Accounting Standards Board (the "FASB") issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS No. 133"). SFAS No. 133, as amended by SFAS Nos. 137 and 138, establishes the accounting and reporting standards for derivative instruments and for hedging activities. Upon adoption of SFAS
No. 133, all derivatives must be recognized on the balance sheet at their then fair value. Any deferred gains and losses remaining on the balance sheet under previous hedge-accounting rules must be removed from the balance sheet and all hedging relationships must be designated anew and documented pursuant to the new accounting. The new standard will be effective in the first quarter of 2001.

    Based upon the Company's review of its operations, the adoption of SFAS No. 133 on January 1, 2001, resulted in an after tax increase to net income of $0.2 million and an after-tax decrease to other comprehensive income of $4.2 million.

4. INVESTMENTS

INVESTMENT SECURITIES

    The Company's investment securities consist of the following (in thousands):

                                                                  DECEMBER 31, 2000
                                                    ---------------------------------------------
                                                     COST OR      GROSS UNREALIZED
                                                    AMORTIZED    -------------------   ESTIMATED
                                                       COST       GAINS      LOSSES    FAIR VALUE
                                                    ----------   --------   --------   ----------
U.S. Treasury and agency..........................  $  136,051   $  3,852   $    42    $  139,861
Foreign government securities.....................     128,367      2,065       122       130,310
Mortgage-backed securities........................     886,972     14,136     3,552       897,556
Corporate and other securities....................   1,546,369     18,999    29,445     1,535,923
                                                    ----------   --------   -------    ----------
  Total debt securities...........................   2,697,759     39,052    33,161     2,703,650
Equity and other investments......................     312,225    102,192    21,717       392,700
                                                    ----------   --------   -------    ----------
    Total investment securities...................  $3,009,984   $141,244   $54,878    $3,096,350
                                                    ==========   ========   =======    ==========

                                                                   DECEMBER 31, 1999
                                                     ---------------------------------------------
                                                      COST OR      GROSS UNREALIZED
                                                     AMORTIZED    -------------------   ESTIMATED
                                                        COST       GAINS      LOSSES    FAIR VALUE
                                                     ----------   --------   --------   ----------
U.S. Treasury and agency...........................  $  178,350   $    --    $ 2,091    $  176,259
Foreign government securities......................      98,435       470      3,507        95,398
Mortgage-backed securities.........................     783,736       957     19,133       765,560
Corporate and other securities.....................   1,341,928     1,582     49,732     1,293,778
                                                     ----------   -------    -------    ----------
  Total debt securities............................   2,402,449     3,009     74,463     2,330,995
Equity and other investments.......................     266,972    60,396     12,991       314,377
                                                     ----------   -------    -------    ----------
    Total investment securities....................  $2,669,421   $63,405    $87,454    $2,645,372
                                                     ==========   =======    =======    ==========

                         WELLPOINT HEALTH NETWORKS INC.

4. INVESTMENTS (CONTINUED)
    The amortized cost and estimated fair value of debt securities as of December 31, 2000, based on contractual maturity dates are summarized below (in thousands). Expected maturities for mortgage-backed securities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

                                                       AMORTIZED    ESTIMATED
                                                          COST      FAIR VALUE
                                                       ----------   ----------
Due in one year or less..............................  $  131,265   $  131,840
Due after one year through five years................   1,099,514    1,099,293
Due after five years through ten years...............     612,545      615,188
Due after ten years..................................     854,435      857,329
                                                       ----------   ----------
Total debt securities................................  $2,697,759   $2,703,650
                                                       ==========   ==========

    For the years ended December 31, 2000, 1999 and 1998, proceeds from the sales and maturities of debt securities were $2,760.8 million, $2,713.8 million and $2,569.1 million, respectively. Gross gains of $12.0 million and gross losses of $28.8 million were realized on the sales of debt securities for the year ended December 31, 2000. For 1999, gross realized gains and gross realized losses from sales of debt securities were $16.2 million and $52.6 million, respectively. In 1998, gross realized gains and gross realized losses from sales of debt securities were $28.2 million and $10.8 million, respectively.

    For the years ended December 31, 2000, 1999 and 1998, proceeds from the sales of equity securities were $310.3 million, $262.4 million and $203.7 million, respectively. Gross gains of $11.0 million and gross losses of $15.3 million were realized on the sales of equity securities in 2000. For 1999, gross realized gains and gross realized losses on the sales of equity securities were $30.9 million and $26.5 million, respectively. In 1998, gross realized gains and gross realized losses on the sales of equity securities were $15.5 million and $64.9 million, respectively.

    Securities on loan under the Company's securities lending program are included in its cash and investment portfolio shown on the accompanying consolidated balance sheets. Under this program, broker/dealers are required to deliver substantially the same security to the Company upon completion of the transaction. The balance of securities on loan as of December 31, 2000 and 1999 was $101.9 million and $127.2 million, respectively, and income earned on security lending transactions for the years ended December 31, 2000, 1999 and 1998 was $0.3 million, $0.6 million and $1.0 million, respectively.

                         WELLPOINT HEALTH NETWORKS INC.

4. INVESTMENTS (CONTINUED)
LONG-TERM INVESTMENTS

    The Company's long-term investments consist of the following (in thousands):

                                                                              DECEMBER 31, 2000
                                                            ------------------------------------------------------
                                                             COST OR          GROSS UNREALIZED
                                                            AMORTIZED      -----------------------      ESTIMATED
                                                              COST          GAINS         LOSSES        FAIR VALUE
                                                            ---------      --------      ---------      ----------
Mortgage-backed securities............................      $ 95,950         $632        $     --        $ 96,582
Equity and other investments..........................        20,229           --              --          20,229
                                                            --------         ----        ---------       --------
      Total long-term investments.....................      $116,179         $632        $     --        $116,811
                                                            ========         ====        =========       ========

                                                                              DECEMBER 31, 1999
                                                            ------------------------------------------------------
                                                             COST OR          GROSS UNREALIZED
                                                            AMORTIZED      -----------------------      ESTIMATED
                                                              COST           GAINS         LOSSES       FAIR VALUE
                                                            ---------      ---------      --------      ----------
U.S. Treasury and agency securities...................      $ 24,500       $     --         $140         $ 24,360
Mortgage-backed securities............................        71,450             --          478           70,972
Equity and other investments..........................        12,948             --           --           12,948
                                                            --------       ---------        ----         --------
    Total long-term investments.......................      $108,898       $     --         $618         $108,280
                                                            ========       =========        ====         ========

    At December 31, 2000 the Company's debt securities had contractual maturity dates: due in one through five years, amortized cost of $95.9 million and market value of $96.6 million. Expected maturities for mortgage-backed securities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

    In 1997, the Company owned an interest in the stock of Health Partners Inc. ("HPI") which was accounted for under the equity method. In October 1997, HPI entered into a business combination with FPA Medical Management Inc. ("FPA"), a publicly traded company, which was accounted for as a pooling of interests. As a result of the transaction, the Company exchanged its HPI stock for FPA stock and recognized a gain of $30.3 million at the date of the transaction. In 1998, the Company's investment in FPA experienced an "other than temporary" decline in market value. As a result, the Company recognized a pretax loss of $48.7 million.

5. RECEIVABLES, NET

    Receivables consist of the following:

                                                             DECEMBER 31,
                                                          -------------------
                                                            2000       1999
                                                          --------   --------
                                                            (IN THOUSANDS)
Premiums receivable.....................................  $373,616   $291,743
Investment income and other receivables.................   385,175    271,775
                                                          --------   --------
                                                           758,791    563,518
Less: allowance for doubtful accounts...................    58,923     50,439
                                                          --------   --------
Receivables, net........................................  $699,868   $513,079
                                                          ========   ========

                         WELLPOINT HEALTH NETWORKS INC.

6. PROPERTY AND EQUIPMENT, NET

    Property and equipment, at cost, consist of the following (in thousands):

                                                              DECEMBER 31,
                                                           -------------------
                                            USEFUL LIFE      2000       1999
                                           -------------   --------   --------
Equipment................................     5 years      $123,994   $100,454
Software.................................     5 years        94,371     69,489
Leasehold improvements...................  Term of Lease     67,931     63,263
Furniture and fixtures...................     8 years        58,338     49,990
Building.................................    30 years         3,373         --
Land.....................................                       382         --
                                                           --------   --------
                                                            348,389    283,196
Less: accumulated depreciation and
  amortization...........................                   197,358    157,279
                                                           --------   --------
Property and equipment, net..............                  $151,031   $125,917
                                                           ========   ========

    Depreciation and amortization expense for the years ended December 31, 2000, 1999 and 1998 was $38.5 million, $39.3 million and $36.8 million, respectively.

7. INTANGIBLE ASSETS AND GOODWILL

    The intangible asset balance consists of the following components (in thousands):

                                                             DECEMBER 31,
                                                          -------------------
                                                            2000       1999
                                                          --------   --------
Employer group relationships............................  $160,609   $ 85,691
Self-developed software.................................     7,280      7,280
Provider contracts......................................    13,247      9,208
Miscellaneous intangible assets.........................    11,197      5,728
                                                          --------   --------
                                                           192,333    107,907
Less: accumulated amortization..........................    27,169     11,609
                                                          --------   --------
Intangible assets, net..................................  $165,164   $ 96,298
                                                          ========   ========

    The goodwill balance consists of the following components (in thousands):

                                                             DECEMBER 31,
                                                          -------------------
                                                            2000       1999
                                                          --------   --------
Goodwill................................................  $492,804   $359,975
Less: accumulated amortization..........................    74,684     52,328
                                                          --------   --------
Goodwill, net...........................................  $418,120   $307,647
                                                          ========   ========

    During the fourth quarter of 1998, the Company re-evaluated the useful life of the intangible assets and goodwill related to its acquisitions of the Group Benefits Operations of John Hancock Mutual Life Insurance Company ("GBO") and the Life and Health Benefits Management Division of

                         WELLPOINT HEALTH NETWORKS INC.

7. INTANGIBLE ASSETS AND GOODWILL (CONTINUED) the Massachusetts Mutual Life Insurance Company ("MMHD") and reduced such composite lives from 35 to 20 years.

    In May 1999, the Company entered into an agreement with Omni Healthcare ("Omni"), a Sacramento, California-based health plan to transition Omni members to the Company's Blue Cross of California subsidiary. The Company paid
$7.7 million, subject to adjustment, in exchange for Omni's cooperation in transferring its approximately 124,000 members. The entire amount has been allocated to intangible assets and was originally being amortized over 3 years. During the second quarter of 2000, the Company re-evaluated the useful life of intangible assets related to its acquisition of Omni and reduced its related useful life to 1.5 years.

    On March 1, 2000, the Company completed its acquisition of Rush Prudential Health Plans ("Rush Prudential"). Subsequent to the acquisition, the business has operated under the name UNICARE Health Plans. The transaction is valued at approximately $204 million, subject to certain post-closing adjustments. This acquisition was accounted for under the purchase method of accounting. Cash of $104.0 million and debt totaling $100.0 million were used to purchase net assets with a fair value of approximately $19.2 million, resulting in goodwill and other intangibles totaling $217.1 million. The resulting goodwill includes
$32.3 million of deferred tax liabilities relating to preliminary identified intangibles. As of December 31, 2000 the purchase price allocation between goodwill and identifiable intangible assets had not been finalized.

    Amortization charged to operations was $38.1 million, $25.5 million and $19.9 million for the years ended December 31, 2000, 1999 and 1998, respectively.

8. LONG-TERM DEBT

REVOLVING CREDIT FACILITY

    As of December 31, 2000, the Company has a $1.0 billion five-year revolving credit facility with a consortium of financial institutions. The facility expires as of May 15, 2002, although it may be extended for an additional one-year period under certain circumstances. At December 31, 2000 and 1999, $250.0 million and $200.0 million, respectively, was outstanding under this facility.

    The agreement provides for interest on committed advances at rates determined by reference to the bank's base rate or to the London Interbank Offered Rate ("LIBOR") plus a margin determined by reference to the Company's leverage ratio (as defined in the credit agreement) or the then-current rating of the Company's unsecured long-term debt by specified rating agencies. Interest is determined using whichever of these methods is the most favorable to the Company. The effective interest rate was 6.87% at December 31, 2000. Borrowings under the credit facility are made on a committed basis or pursuant to an auction-bid process. A facility fee based on the facility amount, regardless of utilization, is payable quarterly. The facility fee rate is also determined by the unsecured debt ratings or the leverage ratio of the Company.

ZERO COUPON CONVERTIBLE SUBORDINATED DEBENTURES

    On July 2, 1999, the Company issued $299.0 million aggregate principal amount at maturity of zero coupon convertible subordinated debentures due 2019 (the "Debentures"). The proceeds totaled approximately $200.8 million. The Debentures accrue interest at a yield to maturity of 2.0% per year compounded semi-annually. Holders have the option to convert the Debentures into the Company's

                         WELLPOINT HEALTH NETWORKS INC.

8. LONG-TERM DEBT (CONTINUED)
Common Stock at any time prior to maturity at a rate of 6.797 shares per $1,000 principal amount at maturity. In lieu of delivering shares of common stock upon conversion of any Debentures, the Company may elect to pay cash for the Debentures in an amount equal to the last reported sales price of its Common Stock on the trading day preceding the conversion date. The Debentures are subordinate in right of payment to all existing and future senior indebtedness.

    On October 6, 1999, the Board of Directors authorized the repurchase of some or all of the Company's Debentures for cash. The Company did not repurchase any Debentures during the year ended December 31, 2000. During the year ended December 31, 1999, the Company repurchased $81.0 million in aggregate principal amount at maturity of the Debentures at a total purchase price of $49.8 million. The gain on such repurchase is shown on the Company's income statement as an extraordinary gain, net of applicable tax.

    As of December 31, 2000 and 1999, the Company had $150.9 million and $147.9 million (based upon the original issue price plus accreted interest), respectively, of Debentures outstanding. For the years ended December 31, 2000 and 1999, the Company accrued $3.1 million and $1.5 million, respectively, of interest related to the Debentures.

MATURITIES

    At December 31, 2000, the Company's long-term debt maturities were as follows: 2001--zero; 2002--$250 million; 2003--zero; 2004--zero; 2005--zero;
2019--$218 million.

DEBT COVENANTS

    The Company's revolving credit facility requires the maintenance of certain financial ratios and contains other restrictive covenants, including restrictions on the occurrence of additional indebtedness and the granting of certain liens, limitations on acquisitions and investments and limitations on changes in control. As of December 31, 2000, the Company was in compliance with the requirements in these agreements.

INTEREST RATE SWAPS

    As described in Note 15, as of December 31, 2000, the Company is a party to two separate interest rate swap agreements, which convert underlying variable-rate debt into fixed-rate debt.

INTEREST PAID

    Interest paid on long-term debt for the years ended December 31, 2000, 1999 and 1998 was $21.5 million, $22.1 million and $25.9 million, respectively.

                         WELLPOINT HEALTH NETWORKS INC.

9. INCOME TAXES

    The components of the provision (benefit) for income taxes are as follows (in thousands):

                                                   YEAR ENDED DECEMBER 31,
                                                ------------------------------
                                                  2000       1999       1998
                                                --------   --------   --------
Current:
  Federal.....................................  $226,606   $106,036   $ 97,231
  State.......................................    56,608     42,987     30,929
                                                --------   --------   --------
                                                 283,214    149,023    128,160
                                                --------   --------   --------
Deferred:
  Federal.....................................   (54,552)    43,968    (51,398)
  State.......................................    (8,383)    (2,881)    (4,324)
                                                --------   --------   --------
                                                 (62,935)    41,087    (55,722)
                                                --------   --------   --------
Valuation Allowance:..........................     1,747         --         --
                                                --------   --------   --------
Provision for income taxes from continuing
  operations..................................  $222,026   $190,110   $ 72,438
                                                ========   ========   ========

    The overall effective tax rate differs from the statutory federal tax rate as follows (percent of pretax income from continuing operations):

                                                             YEAR ENDED DECEMBER 31,
                                                      --------------------------------------
                                                        2000           1999           1998
                                                      --------       --------       --------
Tax provision based on the federal statutory rate...    35.0%          35.0%          35.0%
State income taxes, net of federal benefit..........     5.6            5.3            4.4
Non-deductible expenses/non-taxable items...........    (0.1)          (0.4)           0.9
Tax benefit from IRS ruling in excess of noncurrent
  intangible assets related to business
  combination.......................................      --             --          (21.8)
Change in valuation allowance.......................     0.3             --             --
Other, net..........................................    (1.5)          (0.9)            --
                                                        ----           ----          -----
Effective tax rate..................................    39.3%          39.0%          18.5%
                                                        ====           ====          =====

                         WELLPOINT HEALTH NETWORKS INC.

9. INCOME TAXES (CONTINUED)
    Net deferred tax assets are comprised of the following (in thousands):

                                                                 DECEMBER 31,
                                                              -------------------
                                                                2000       1999
                                                              --------   --------
Gross deferred tax assets:
  Net operating loss........................................  $  4,420   $     --
  Market valuation on investment securities.................        --      7,951
  Vacation and holiday accruals.............................     6,224      9,549
  Incurred claim reserve discounting........................    23,038     13,237
  Provision for doubtful accounts...........................    22,472     19,010
  Unearned premium reserve..................................    18,644     17,469
  State income taxes........................................    21,068     14,039
  Postretirement benefits...................................    29,138     28,075
  Deferred gain on building.................................     3,456      5,260
  Deferred compensation.....................................    25,114     15,091
  Expenses not currently deductible.........................    73,774     28,645
  Intangible asset impairment...............................     6,439      7,190
  Capital loss carryover....................................    26,708     23,483
  Start-up costs............................................     4,327      6,114
  Deferred acquisition costs................................     8,904         --
  Other, net................................................     4,733      9,686
                                                              --------   --------
    Total gross deferred tax assets.........................   278,459    204,799
                                                              --------   --------
Gross deferred tax liabilities:
  Market valuation on investment securities.................   (35,687)        --
  Depreciation and amortization.............................    (5,582)    (5,912)
  Bond discount and basis differences.......................    (6,947)    (6,778)
  Internally developed software.............................   (13,119)   (13,491)
  Purchased intangibles of subsidiary stock.................   (32,330)        --
  Lease expense.............................................    (6,239)        --
  Other, net................................................    (1,728)    (1,781)
                                                              --------   --------
    Total gross deferred tax liabilities....................  (101,632)   (27,962)
                                                              --------   --------
Valuation allowance:
  Net operating loss carryover..............................    (4,341)        --
  Capital loss carryover....................................    (1,747)        --
                                                              --------   --------
                                                                (6,088)        --
                                                              --------   --------
Net deferred tax assets.....................................  $170,739   $176,837
                                                              ========   ========

    For year ended December 31, 2000, a $32.3 million deferred tax liability and a $7.4 million net deferred tax asset were recorded as a result of the Company's acquisition of Rush Prudential. The result of these tax adjustments is an increase to goodwill of approximately $25 million, which includes a valuation allowance for an operating loss carryforward acquired in such transaction.

                         WELLPOINT HEALTH NETWORKS INC.

9. INCOME TAXES (CONTINUED)
    In addition, management recorded a valuation allowance for its California capital loss carryforward as discussed below. Management believes it is more likely than not that the recorded deferred tax assets, net of valuation allowance provided, will be realized.

    Expenses not currently deductible include various financial statement charges and expenses that will be deductible for income tax purposes in future periods.

    Income taxes paid (refunded) for the years ended December 31, 2000, 1999 and 1998 were $283.8 million, ($57.0) million and $103.0 million, respectively.

INCOME TAXES

    In September 1998, the Company received a private letter ruling from the Internal Revenue Service with respect to the treatment of certain payments made at the time of WellPoint's 1996 Recapitalization and acquisition of the BCC Commercial Operations. The ruling allowed the Company to deduct as an ordinary and necessary business expense an $800.0 million cash payment made by BCC in May 1996 to one of two newly formed charitable foundations. As a result of the ruling in 1998, the Company reduced the remaining intangible asset of $194.5 million arising from the acquisition of certain assets and liabilities of BCC Commercial Operations at the time of the Recapitalization and recognized a reduction in its income tax expense of $85.5 million. As a result, the Company filed amended tax returns for prior years requesting a refund of approximately $200.0 million and anticipated that current and future income tax payments would be reduced by approximately $80.0 million and, therefore, recognized an income tax recoverable and a deferred tax asset, respectively, in its financial statements for the year ended December 31, 1998. In August 1999, the Company received a cash refund (including applicable accrued interest) of approximately $183.0 million.

    As of December 31, 2000, the Company had a Federal capital loss carryforward of $53.5 million and a California capital loss carryforward of $145.2 million. The Company has established a valuation allowance of $1.8 million related only to the California capital loss carryforward. The carryforward amounts begin to expire on December 31, 2003.

    In addition, as of December 31, 2000 the Company had a federal net operating loss carryforward of $10.2 million and an Illinois net operating loss carryforward of $16.6 million. The Company has established a valuation allowance of $4.3 million related to these carryforwards. These carryforwards begin to expire in year 2014.

    Management believes that the ability to use the carryforward amounts may be limited by federal and state statutes. As a result, the aforementioned valuation allowances were established during 2000.

                         WELLPOINT HEALTH NETWORKS INC.

10. PENSION AND POSTRETIREMENT BENEFITS

PENSION BENEFITS

    The Company covers substantially all employees through two non-contributory defined benefit pension plans. One plan covers employees of a bargaining unit, while the second plan, which was established on January 1, 1987, covers all eligible employees (employees covered under a collective bargaining agreement participate if the terms of the collective bargaining agreement permits) meeting certain age and service requirements. Plan assets are invested primarily in pooled income funds. The Company's policy is to fund its plans according to the applicable Employee Retirement Income Security Act of 1974 and income tax regulations. The Company uses the unit credit method of cost determination.

    The funded status of the plans is as follows:

                                                              DECEMBER 31,
                                                           -------------------
                                                             2000       1999
                                                           --------   --------
                                                             (IN THOUSANDS)
CHANGE IN BENEFIT OBLIGATION
Benefit obligation at beginning of year..................  $ 77,656   $77,503
Service cost.............................................     8,008     8,117
Interest cost............................................     6,456     5,583
Actuarial gain...........................................       (59)   (8,643)
Benefits paid............................................    (5,381)   (4,904)
                                                           --------   -------
Benefit obligation at end of year........................  $ 86,680   $77,656
                                                           ========   =======
CHANGE IN PLAN ASSETS
Fair value at beginning of year..........................  $ 72,128   $65,799
Actual return on fair value..............................    (3,206)     (949)
Employer contributions...................................     8,639    12,182
Benefits paid............................................    (5,381)   (4,904)
                                                           --------   -------
Fair value at end of year................................  $ 72,180   $72,128
                                                           ========   =======
Funded status............................................  $(14,500)  $(5,528)
Unrecognized prior service cost..........................       424       437
Unrecognized actuarial loss..............................    20,252    10,447
                                                           --------   -------
Net amount recognized....................................  $  6,176   $ 5,356
                                                           ========   =======

    Amounts recognized in the statement of financial position consist entirely of prepaid benefit costs of $6.2 million and $5.4 million for the years ended December 31, 2000 and 1999, respectively.

WEIGHTED AVERAGE ASSUMPTIONS
Discount rate...............................................  7.75%     7.75%
Expected return on plan assets..............................  9.50%     9.50%
Rate of compensation increases..............................  5.00%     5.00%

                         WELLPOINT HEALTH NETWORKS INC.

10. PENSION AND POSTRETIREMENT BENEFITS (CONTINUED)
    Net periodic pension expense for the Company's defined benefit pension plans includes the following components:

                                                       YEAR ENDED DECEMBER 31,
                                                    ------------------------------
                                                      2000       1999       1998
                                                    --------   --------   --------
                                                            (IN THOUSANDS)
Service cost--benefits earned during the year.....  $ 8,008    $ 8,117    $ 8,045
Interest cost on projected benefits obligations...    6,456      5,583      5,183
Expected return on plan assets....................   (6,946)    (6,603)    (4,908)
Amortization of prior service cost................       15         14          9
Recognized net actuarial loss.....................      286         81        196
                                                    -------    -------    -------
Net periodic pension expense......................  $ 7,819    $ 7,192    $ 8,525
                                                    =======    =======    =======

    The Company sponsors the WellPoint 401(k) Retirement Savings Plan (the "401(k) Plan"). Employees (excluding temporary employees working less than 1,000 hours and leased employees) over 18 years of age are eligible to participate in the 401(k) Plan if they meet certain length of service requirements. Under this plan, employees may contribute a percentage of their pre-tax earnings to the 401(k) Plan. After one year of service, employee contributions up to 6% of eligible compensation are matched by an employer contribution equal to 75% on the employee's contribution. Matching contributions are immediately vested. One third of the employer contribution is in the Company's common stock. The employer contribution is 85% for those employees with 10 to 19 years of service as of January 1, 1997 and 100% for those employees with 20 years or more of service as of such date. Company expense related to the 401(k) Plan totaled $16.5 million, $15.9 million and $13.0 million for the years ended December 31, 2000, 1999 and 1998, respectively.

POSTRETIREMENT BENEFITS

    The Company currently provides certain health care and life insurance benefits to eligible retirees and their dependents. Employees outside of California and certain employees in California acquired as a result of the acquisitions and all employees hired, rehired or reinstated after January 1, 1997 are not covered under the Company's postretirement benefit plan. All other Company employees are fully eligible for retiree benefits upon attaining
10 years of service and a minimum age of 55. The plan, in effect for those retiring prior to September 1, 1994, provides for Company-paid life insurance for all retirees based on age and a percent of salary. In addition, the majority of retirees from age 62 or greater currently receive fully paid health benefit coverage for themselves and their dependents. For employees retiring on or after September 1, 1994, the Company currently subsidizes health benefit coverage based on the retiree's years of service at retirement and date of hire. Life insurance benefits for retirees hired on or after May 1, 1992 are set at $10,000 upon retirement and are reduced to $5,000 at age 70.

                         WELLPOINT HEALTH NETWORKS INC.

10. PENSION AND POSTRETIREMENT BENEFITS (CONTINUED)
    The accumulated postretirement benefit obligation ("APBO") and the accrued postretirement benefits as of December 31, 2000 and 1999 are as follows (in thousands):

                                                               DECEMBER 31,
                                                            -------------------
                                                              2000       1999
                                                            --------   --------
Benefit obligation at the beginning of the year...........  $54,932    $56,324
Service cost..............................................    1,520      1,650
Interest cost.............................................    4,234      3,933
Actuarial (gain) loss.....................................    1,063     (3,655)
Benefits paid.............................................   (2,458)    (3,320)
                                                            -------    -------
Accumulated postretirement benefits obligation............   59,291     54,932
Unrecognized net gain from accrued postretirement benefit
  cost....................................................   12,219     13,971
                                                            -------    -------
Accrued postretirement benefits...........................  $71,510    $68,903
                                                            =======    =======

    The Company currently pays for its postretirement benefit obligations as they are incurred. As such, there are no plan assets.

    The above actuarially determined APBO was calculated using a discount rate of 7.75%. The medical trend rate is assumed to decline gradually from 8.5% (under age 65) and 7% (age 65 and over) to 6% by the year 2002. These estimated trend rates are subject to change in the future. The medical trend rate assumption has a significant effect on the amounts reported. For example, an increase in the assumed health care trend rates of one percent in each year would increase the APBO as of December 31, 2000 by $6.7 million and would increase service and interest costs by $0.8 million. Conversely, a decrease in the assumed health care trend rate of one percent in each year would decrease the APBO as of December 31, 2000 by $5.8 million and would decrease service and interest costs by $0.7 million. For life insurance benefit calculations, a compensation increase of 5.0% was assumed.

    Net periodic postretirement benefit cost includes the following components (in thousands):

                                                         YEAR ENDED DECEMBER 31,
                                                      ------------------------------
                                                        2000       1999       1998
                                                      --------   --------   --------
Service cost........................................   $1,520     $1,650     $1,780
Interest cost.......................................    4,234      3,933      3,843
Net amortization and deferral.......................     (689)      (418)      (550)
                                                       ------     ------     ------
Net periodic postretirement benefit cost............   $5,065     $5,165     $5,073
                                                       ======     ======     ======

                         WELLPOINT HEALTH NETWORKS INC.

11. COMMON STOCK

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

    On May 11, 1999, the stockholders of the Company approved a new Stock Incentive Plan (the "Plan") for key employees, officers and directors. This new plan serves as the successor to the Company's Stock Option/Award Plan and Employer Stock Option Plan (the "Predecessor Plans"). All options granted under the Predecessor Plans and outstanding on the Plan's effective date were incorporated into the Plan and treated as outstanding awards under the Plan. The exercise price is determined by the plan administrator; however, it will generally not be less than the fair market value on the date of grant. The maximum term for an option is ten years. Options granted will vest in accordance with the terms of each grant. The Plan also allows the grant or award of restricted stock, performance units and phantom stock. As of December 31, 2000 the maximum number of shares issuable under the Plan, subject to subsequent adjustments for certain changes in the Company's capital structure, was
6.1 million shares in addition to the number of shares of Common Stock remaining for issuance under the Predecessor Plans.

    Effective as of February 17, 2000, the Company adopted the 2000 Employee Stock Option Plan (the "2000 Employee Plan") for employees and non-executive officers of the Company. The exercise price and maximum term of any stock option granted under the 2000 Employee Plan are determined by the plan administrator. Options granted will vest in accordance with the terms of each grant. The maximum number of shares issuable under the 2000 Employee Plan, subject to subsequent adjustments for certain changes in the Company's capital structure, is 3 million shares.

                         WELLPOINT HEALTH NETWORKS INC.

11. COMMON STOCK (CONTINUED)
    The following summarizes activity in the Company's stock option plans for the years ended December 31, 2000, 1999 and 1998:

                                                                 WEIGHTED AVERAGE
                                                                  EXERCISE PRICE
                                                      SHARES        PER SHARE
                                                    ----------   ----------------
Outstanding at January 1, 1998....................   4,098,723        $38.12
Granted...........................................   1,533,908         56.86
Canceled..........................................    (296,993)        43.66
Exercised.........................................    (836,400)        37.67
                                                    ----------
Outstanding at December 31, 1998..................   4,499,238         44.23
                                                    ----------
Granted...........................................   1,957,605         73.85
Canceled..........................................    (141,604)        52.58
Exercised.........................................  (1,014,479)        39.08
                                                    ----------
Outstanding at December 31, 1999..................   5,300,760         55.94
                                                    ----------
Granted...........................................   2,185,095         72.22
Canceled..........................................    (248,941)        67.46
Exercised.........................................  (1,910,815)        46.42
                                                    ----------
Outstanding at December 31, 2000..................   5,326,099         65.46
                                                    ==========

Exercisable at:
December 31, 1998.................................   1,801,311         40.65
December 31, 1999.................................   2,464,325         47.92
December 31, 2000.................................   2,462,112         61.97

    The options outstanding at December 31, 2000 have exercise prices ranging from $26.85 to $123.63 per share.

                                      OPTIONS OUTSTANDING                     OPTIONS EXERCISABLE
                        -----------------------------------------------   ----------------------------
                          NUMBER      WEIGHTED AVERAGE      WEIGHTED        NUMBER         WEIGHTED
     ACTUAL RANGE       OUTSTANDING      REMAINING          AVERAGE       OUTSTANDING      AVERAGE
  OF EXERCISE PRICES    AT 12/31/00   CONTRACTUAL LIFE   EXERCISE PRICE   AT 12/31/00   EXERCISE PRICE
----------------------  -----------   ----------------   --------------   -----------   --------------
$ 26.85 -  39.68           754,490          5.3             $ 38.19          754,490       $ 38.19
$ 42.31 -  62.19           894,571          7.0             $ 55.77          526,550       $ 55.42
$ 65.38 -  96.13         3,479,333          8.3             $ 71.33          993,267       $ 74.35
$100.56 - 123.63           197,705          7.7             $110.23          187,805       $110.43
                        ----------                                         ---------
                         5,326,099          7.6             $ 65.46        2,462,112       $ 61.97
                        ==========                                         =========

STOCK PURCHASE PLAN

    On May 18, 1996, the Company's stockholders approved the Company's Employee Stock Purchase Plan (the "ESPP"). The stockholders approved an amendment and restatement of the ESPP on May 9, 2000. The ESPP allows eligible employees to purchase Common Stock at the lower of 85% of the market price of the stock at the beginning or end of each offering period. The aggregate amount of common stock that may be issued pursuant to the ESPP shall not exceed 1,400,000 shares, subject to adjustment pursuant to the terms of the ESPP. During the years ended December 31, 2000, 1999 and

                         WELLPOINT HEALTH NETWORKS INC.

11. COMMON STOCK (CONTINUED)
1998, approximately 111,400, 93,400 and 99,300 shares of Common Stock were purchased under the ESPP. There are offering periods for the first half and second half of the year and accordingly, two purchase prices. For the year ended December 31, 2000, the purchase prices were $56.10 and $61.68 per share. For the year ended December 31, 1999, the purchase prices were $72.14 and $56.05 per share. For the year ended December 31, 1998, the purchase prices were $35.91 and $57.35 per share.

SFAS NO. 123 DISCLOSURE

    In accordance with the provisions of SFAS No. 123, the Company applies APB Opinion No. 25 and related interpretations in accounting for its stock option plans and, accordingly, does not recognize compensation cost. If the Company had elected to recognize the compensation cost based on the fair value of the options granted at grant date as prescribed by SFAS No. 123, net income and earnings per share for the years ended December 31, 2000, 1999 and 1998 would have been reduced to the pro forma amounts indicated in the table which follows:

                                                                    2000          1999          1998
                                                                  --------      --------      --------
                                                                          (IN MILLIONS, EXCEPT
                                                                           PER SHARE AMOUNTS)
Net income--as reported.....................................       $342.3        $278.5        $231.3
Net income--pro forma.......................................       $315.7        $256.3        $218.6
Earnings per share--as reported.............................       $ 5.47        $ 4.22        $ 3.35
Earnings per share--pro forma...............................       $ 5.05        $ 3.88        $ 3.16
Earnings per share assuming full dilution--as reported......       $ 5.29        $ 4.10        $ 3.29
Earnings per share assuming full dilution--pro forma........       $ 4.88        $ 3.76        $ 3.11

2000                                                    OFFICERS     EMPLOYEES
----                                                   ----------   -----------
ASSUMPTIONS
Expected dividend yield..............................          --            --
Risk-free interest rate..............................       6.38%         6.37%
Expected stock price volatility......................      40.00%        40.00%
Expected life of options.............................  four years   three years

1999                                                    OFFICERS     EMPLOYEES
----                                                   ----------   -----------
ASSUMPTIONS
Expected dividend yield..............................          --            --
Risk-free interest rate..............................       5.02%         4.86%
Expected stock price volatility......................      38.00%        38.00%
Expected life of options.............................  four years   three years

1998                                                    OFFICERS     EMPLOYEES
----                                                   ----------   -----------
ASSUMPTIONS
Expected dividend yield..............................          --            --
Risk-free interest rate..............................       5.38%         5.35%
Expected stock price volatility......................      37.00%        37.00%
Expected life of options.............................  four years   three years

                         WELLPOINT HEALTH NETWORKS INC.

11. COMMON STOCK (CONTINUED)
    The above pro forma disclosures may not be representative of the effects on reported pro forma net income for future years. The weighted average fair value of options granted during 2000, 1999 and 1998 is $26.18, $23.76, and $18.72 per share, respectively.

TREASURY STOCK

    As of December 31, 2000, the Company was authorized to repurchase approximately 12.7 million shares of its Common Stock. As of December 31, 2000,
10.3 million shares of Common Stock had been repurchased pursuant to this authorization.

12. DISCONTINUED OPERATIONS

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

                         WELLPOINT HEALTH NETWORKS INC.

13. EARNINGS PER SHARE

    The following is an illustration of the dilutive effect of the Company's potential common stock on earnings per share ("EPS"). There were no antidilutive securities in any of the three periods presented.

                                                                 YEAR ENDED DECEMBER 31,
                                                              ------------------------------
                                                                2000       1999       1998
                                                              --------   --------   --------
                                                              (IN THOUSANDS, EXCEPT EARNINGS
                                                                        PER SHARE)
BASIC EARNINGS PER SHARE CALCULATION:
NUMERATOR
Income from continuing operations before extraordinary gain
  and cumulative effect of accounting change................  $342,287   $297,211   $319,548
Loss from discontinued operations...........................        --         --    (88,268)
Extraordinary gain from early extinguishment of debt,
  net of tax................................................        --      1,891         --
Cumulative effect of accounting change, net of tax..........        --    (20,558)        --
                                                              --------   --------   --------
Net Income..................................................  $342,287   $278,544   $231,280
                                                              ========   ========   ========
DENOMINATOR
Weighted average shares outstanding.........................    62,531     66,070     69,099
                                                              ========   ========   ========
EARNINGS PER SHARE
Income from continuing operations before extraordinary gain
  and cumulative effect of accounting change................  $   5.47   $   4.50   $   4.63
Loss from discontinued operations...........................        --         --      (1.28)
Extraordinary gain from early extinguishment of debt, net of
  tax.......................................................        --       0.03         --
Cumulative effect of accounting change, net of tax..........        --      (0.31)        --
                                                              --------   --------   --------
Net Income..................................................  $   5.47   $   4.22   $   3.35
                                                              ========   ========   ========
EARNINGS PER SHARE ASSUMING FULL DILUTION CALCULATION:
NUMERATOR
Income from continuing operations before extraordinary gain
  and cumulative effect of accounting change................  $342,287   $297,211   $319,548
Interest expense on zero coupon convertible subordinated
  debentures, net of tax....................................     1,890        930         --
                                                              --------   --------   --------
Adjusted income from continuing operations before
  extraordinary gain and cumulative effect of accounting
  change....................................................   344,177    298,141    319,548
Loss from discontinued operations...........................        --         --    (88,268)
Extraordinary gain from early extinguishment of debt, net of
  tax.......................................................        --      1,891         --
Cumulative effect of accounting change, net of tax..........        --    (20,558)        --
                                                              --------   --------   --------
Adjusted Net Income.........................................  $344,177   $279,474   $231,280
                                                              ========   ========   ========
DENOMINATOR
Weighted average shares outstanding.........................    62,531     66,070     69,099
Net effect of dilutive stock options........................     1,097      1,077      1,160
Assumed conversion of zero coupon convertible subordinated
  debentures................................................     1,481        949         --
                                                              --------   --------   --------
Fully diluted weighted average shares outstanding...........    65,109     68,096     70,259
                                                              ========   ========   ========
EARNINGS PER SHARE ASSUMING FULL DILUTION
Income from continuing operations before extraordinary gain
  and cumulative effect of accounting change................  $   5.29   $   4.38   $   4.55
Loss from discontinued operations...........................        --         --      (1.26)
Extraordinary gain from early extinguishment of debt, net of
  tax.......................................................        --       0.02         --
Cumulative effect of accounting change, net of tax..........        --      (0.30)        --
                                                              --------   --------   --------
Net Income..................................................  $   5.29   $   4.10   $   3.29
                                                              ========   ========   ========

                         WELLPOINT HEALTH NETWORKS INC.

14. LEASES

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

    The Company's other lease terms range from one to 19 years with certain options to renew. Certain lease agreements provide for escalation of payments which are based on fluctuations in certain published cost-of-living indices.

    Future minimum rental payments under operating leases utilized by the Company having initial or remaining noncancellable lease terms in excess of one year at December 31, 2000 are as follows:

YEAR ENDING DECEMBER 31, (IN THOUSANDS)                       OPERATING LEASES
---------------------------------------                       ----------------
2001........................................................      $ 75,387
2002........................................................        62,850
2003........................................................        46,396
2004........................................................        34,202
2005........................................................        29,245
Thereafter..................................................       257,937
                                                                  --------
  Total minimum payments required...........................      $506,017
                                                                  ========

    Rental expense for the years ended December 31, 2000, 1999 and 1998 for all operating leases was $47.5 million, $41.8 million and $43.4 million, respectively. Contingent rentals included in the above rental expense for the years ended December 31, 2000, 1999 and 1998 were $1.2 million, $0.9 million and $0.6 million, respectively.

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

    CONVERTIBLE DEBT. The fair value for the convertible debt is based upon quoted market prices. The carrying value is based on the face value adjusted for accretion of original issue discount.

                         WELLPOINT HEALTH NETWORKS INC.

15. FAIR VALUE OF FINANCIAL INSTRUMENTS (CONTINUED)
    INTEREST RATE SWAPS. The fair value of the interest rate swaps is based on its quoted market prices by the financial institutions which are the counterparties to the swaps.

    FORWARD EXCHANGE CONTRACTS. The carrying value for forward exchange contracts represents the fair value of such contracts that exceed the fair value of the related foreign denominated bond position. The fair value of such contracts is determined by the counterparties to the contracts.

    The carrying amounts and estimated fair values of the Company's financial instruments as of December 31, 2000 are summarized below:

                                                        CARRYING    ESTIMATED
                                                         AMOUNT     FAIR VALUE
                                                       ----------   ----------
                                                           (IN THOUSANDS)
Cash and cash equivalents............................  $  566,889   $  566,889
Investment securities................................   3,096,350    3,096,350
Long-term investments................................     116,811      116,811
Revolving credit facility............................     250,000      250,000
Convertible debt.....................................     150,855      165,612
Interest rate swaps..................................          --       (7,155)
Forward exchange contracts...........................      (5,196)      (5,196)

16. HEDGING ACTIVITIES

    The Company uses interest rate swap agreements and foreign currency contracts to manage interest rate and foreign currency exposures. The principal objective of such contracts is to minimize the risks and/or costs associated with financial and investing activities. The Company does not use financial instruments for trading or speculative purposes. The counterparties to these contractual arrangements are major financial institutions with which the Company also has other financial relationships. These counterparties expose the Company to credit loss in the event of non-performance. However, the Company does not anticipate non-performance by the other parties.

    INTEREST RATE SWAP AGREEMENTS: The Company uses interest rate swap agreements to reduce the impact of changes in interest rates on its floating rate debt under its revolving credit facility. The swap agreements are contracts to exchange variable-rate (weighted average rate for 2000 of 6.6%) for fixed-rate interest payments (weighted average rate for 2000 of 5.7%) without the exchange of the underlying notional amounts. In 1999, the Company entered into an additional interest rate swap agreement with a notional amount of $100.0 million to exchange three month LIBOR (the index associated with the aforementioned swap) for one month LIBOR (the index associated with the Company's revolving credit facility), in order to hedge against rising interest rates at the end of the year. This agreement matured February 28, 2000.

    The notional amounts of the interest rate swap agreements are used to measure interest to be paid and do not represent the amount of exposure to credit loss. For interest rate instruments that effectively hedge interest rate exposures, the net cash amounts paid on the agreements are accrued and recognized as an adjustment to interest expense. If an agreement no longer qualifies as a hedge instrument, then it is marked to market and carried on the balance sheet at fair value. As of December 31, 2000 and 1999, no such condition existed.

                         WELLPOINT HEALTH NETWORKS INC.

16. HEDGING ACTIVITIES (CONTINUED)

    As of December 31, 2000 the Company had the following interest rate swap agreements in effect (notional amount in thousands):

   NOTIONAL AMOUNT               STRIKE RATE            EXPIRATION DATE
   ---------------               -----------            ---------------
      $150,000                    6.99  %               October 17, 2003
      $ 50,000                    7.06  %               October 17, 2006

    FOREIGN EXCHANGE CONTRACTS: As part of the Company's investment strategy to diversify and obtain a higher rate of return on its investment portfolio, the Company has invested in certain fixed maturity securities denominated in foreign currencies. In order to mitigate the foreign currency risk, the Company has entered into two types of foreign currency derivative instruments. The first type of instrument is a forward exchange contract which is entered into to hedge the currency risk of a foreign currency investment transaction between the trade date and the settlement date. Gains and losses related to such instruments are recognized in the Company's income statement. The Company recognized a loss of $0.5 million and $1.9 million and a gain of $0.5 million from such hedging activities for the years ended December 31, 2000, 1999 and 1998, respectively.

    The Company has also entered into foreign currency contracts for each of the fixed maturity securities owned as of December 31, 2000 to hedge asset positions denominated in other currencies. As of December 31, 2000, the Company had the following foreign currency contracts in effect (notional amount in thousands of U. S. dollars):

                                            NOTIONAL AMOUNT       SETTLEMENT DATE
                                          -------------------   -------------------
CURRENCY                                    BUY        SELL       BUY        SELL
--------                                  --------   --------   --------   --------
British pound...........................   $8,321    $ 8,321    01/16/01   01/16/01
British pound...........................             $ 8,291               03/27/01
Canadian dollar.........................             $ 8,355               03/27/01
Danish kroner...........................             $ 3,421               01/23/01
Euro dollar.............................             $20,655               01/16/01
Euro dollar.............................             $32,456               01/29/01
Euro dollar.............................             $24,363               03/05/01
Japanese yen............................   $8,319    $25,482    01/16/01   01/16/01
Japanese yen............................             $ 4,247               02/09/01
Japanese yen............................             $10,727               03/05/01

    The unrealized gains and losses from effective forward exchange contracts are reflected in other comprehensive income. As of December 31, 2000, the unrealized losses arising from the above forward exchange contracts amounted to $1.8 million. As of December 31, 1999, the unrealized gains arising from the above forward exchange contracts amounted to $1.5 million. As of December 31, 1998 the unrealized losses arising from the above forward exchange contracts amounted to $1.7 million. The unrealized gains and losses from ineffective foreign currency contracts are reflected in the Company's income statement. For the years ended December 31, 2000, 1999 and 1998, the Company recognized gains from such hedging activities of $2.7 million, $0.3 million and $2.7 million, respectively.

                         WELLPOINT HEALTH NETWORKS INC.

17. CONTINGENCIES

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

    In June 2000, the California Medical Association filed a lawsuit in U.S. district court in San Francisco against the Company's subsidiary, Blue Cross of California ("BCC"). The lawsuit alleges that BCC violated the federal Racketeering Influenced and Corrupt Organizations ("RICO") Act through various misrepresentations to and inappropriate actions against health care providers. In late 1999, a number of class-action lawsuits were brought against several of the Company's competitors alleging, among other things, various misrepresentations regarding their health plans and breaches of fiduciary obligations to health plan members. In August 2000, the Company was added as a party to SHANE V. HUMANA, ET AL., a class-action lawsuit brought on behalf of health care providers nationwide. In addition to the RICO claims brought in the California Medical Association lawsuit, this lawsuit also alleges violations of ERISA, federal and state "prompt pay" regulations and certain common law claims. In October 2000, the federal Judicial Panel on Multidistrict Litigation issued an order consolidating the California Medical Association lawsuit, the SHANE lawsuit and various other pending managed care class-action lawsuits against other companies before District Court Judge Federico Moreno in the Southern District of Florida for purposes of the pretrial proceedings. In March 2001, Judge Moreno dismissed the plaintiffs' claims based on violation of the RICO Act, although the dismissal was made without prejudice to the plaintiffs' ability to subsequently refile their claims. Judge Moreno also dismissed, with prejudice, the plaintiffs' federal prompt pay law claims. The Company currently expects that a hearing on the plaintiffs' motion to certify a class will be held in early May 2001. On March 26, 2001, the California Medical Association filed an amended complaint in its lawsuit, alleging, among other things, revised RICO claims and violations of California law. The financial and operational impact that these and other evolving theories of recovery will have on the managed care industry generally, or the Company in particular, is at present unknown.

    Certain of such legal proceedings are or may be covered under insurance policies or indemnification agreements. Based upon information presently available, management of the Company believes that the final outcome of all such proceedings should not have a material adverse effect on the Company's results of operations, cash flows or financial condition.

18. REGULATORY REQUIREMENTS

    Certain of the Company's regulated subsidiaries must comply with certain minimum capital or tangible net equity requirements in each of the states in which they operate. As of December 31, 2000, the Company and its regulated subsidiaries were in compliance with these requirements.

    The ability of the Company's licensed insurance company subsidiaries to pay dividends is limited by the Departments of Insurance in their respective states of domicile. Generally, dividends in any 12-month period are limited to the greater of the prior year's statutory net income or 10% of statutory surplus. Larger dividends, classified as extraordinary, require a special request of the applicable Departments of Insurance. The maximum dividend payable in 2001 without prior approval by WellPoint's licensed insurance company subsidiaries is estimated to be $112.9 million.

                         WELLPOINT HEALTH NETWORKS INC.

19. DISCONTINUATION OF MEDICARE FISCAL INTERMEDIARY ACTIVITIES IN CALIFORNIA

    Under an agreement with the BCBSA, the Company's wholly-owned subsidiary Blue Cross of California ("BCC") previously contracted to administer Part A of Title XVIII of the Social Security Act (Medicare) in certain regions or for certain health care providers. The agreement was renewable annually unless terminated by the parties involved. As fiscal intermediary under the agreement, BCC made disbursements to providers for medical care from funds provided by the Federal Government and was reimbursed for these expenses incurred under the agreement. BCC disbursed approximately $7.6 billion, $8.8 billion and $8.5 billion and received administrative fees of approximately $39.1 million, $40.7 million and $34.3 million for the years ended December 31, 2000, 1999 and 1998, respectively. The reimbursement is treated as a direct recovery of general and administrative expenses.

    Effective December 1, 2000, BCC ceased to participate as a Medicare fiscal intermediary. This action does not affect the Company's offering of Medicare risk HMO and Medicare supplement products.

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

                         WELLPOINT HEALTH NETWORKS INC.

20. BUSINESS SEGMENT INFORMATION (CONTINUED)
    The following tables present segment information for the Large Employer Group and Individual and Small Employer Group for the years ended December 31, 2000, 1999 and 1998:

2000

                                                LARGE       INDIVIDUAL &
                                               EMPLOYER    SMALL EMPLOYER   CORPORATE
                                                GROUP          GROUP         & OTHER     CONSOLIDATED
                                              ----------   --------------   ----------   ------------
                                                                  (IN THOUSANDS)
Premium revenue.............................  $5,011,562     $3,030,503     $  541,598    $8,583,663
Management services revenue.................     379,142          2,865         69,840       451,847
                                              ----------     ----------     ----------    ----------
Total revenue from external customers.......   5,390,704      3,033,368        611,438     9,035,510
Intercompany revenues.......................      12,375           (583)       (11,792)           --
Investment income...........................     102,037         77,886         13,525       193,448
Interest expense............................      23,244            310            424        23,978
Depreciation and amortization expense.......      38,167         17,014         20,221        75,402
Income tax expense (benefit)................     176,342        131,027        (85,343)      222,026
Segment net income (loss)...................  $  210,221     $  172,051     $  (39,985)   $  342,287
                                              ==========     ==========     ==========    ==========
Segment Assets..............................  $2,323,129     $1,067,692     $2,113,885    $5,504,706
                                              ==========     ==========     ==========    ==========

1999

                                                LARGE       INDIVIDUAL &
                                               EMPLOYER    SMALL EMPLOYER   CORPORATE
                                                GROUP          GROUP         & OTHER     CONSOLIDATED
                                              ----------   --------------   ----------   ------------
                                                                  (IN THOUSANDS)
Premium revenue.............................  $3,889,032     $2,551,961     $  455,864    $6,896,857
Management services revenue.................     367,060          4,579         57,697       429,336
                                              ----------     ----------     ----------    ----------
Total revenue from external customers.......   4,256,092      2,556,540        513,561     7,326,193
Intercompany revenues.......................      19,941          2,500        (22,441)           --
Investment income...........................      98,410         53,627          7,197       159,234
Interest expense............................      20,949            278         (1,049)       20,178
Depreciation and amortization expense.......      36,829         14,641         13,328        64,798
Income tax expense (benefit)................     145,973        105,347        (61,210)      190,110
Extraordinary gain / cumulative effect......     (12,328)        (7,685)         1,346       (18,667)
Segment net income (loss)...................  $  167,435     $  134,828     $  (23,719)   $  278,544
                                              ==========     ==========     ==========    ==========
Segment Assets..............................  $2,300,056     $  998,060     $1,295,118    $4,593,234
                                              ==========     ==========     ==========    ==========

                         WELLPOINT HEALTH NETWORKS INC.

20. BUSINESS SEGMENT INFORMATION (CONTINUED)
1998

                                                LARGE       INDIVIDUAL &
                                               EMPLOYER    SMALL EMPLOYER   CORPORATE
                                                GROUP          GROUP         & OTHER     CONSOLIDATED
                                              ----------   --------------   ----------   ------------
                                                                  (IN THOUSANDS)
Premium revenue.............................  $3,467,742     $2,114,094     $  352,976    $5,934,812
Management services revenue.................     388,301          4,627         41,032       433,960
                                              ----------     ----------     ----------    ----------
Total revenue from external customers.......   3,856,043      2,118,721        394,008     6,368,772
Intercompany revenues.......................      13,922             --        (13,922)           --
Investment income...........................      91,284         43,281        (24,987)      109,578
Interest expense............................      26,471            351             81        26,903
Depreciation and amortization expense.......      34,773         11,511         10,397        56,681
Income tax expense (benefit)................     118,915         87,517       (133,994)       72,438
Loss from discontinued operations...........     (44,526)       (39,827)        (3,915)      (88,268)
Segment net income (loss)...................  $  138,514     $   91,249     $    1,517    $  231,280
                                              ==========     ==========     ==========    ==========
Segment Assets..............................  $2,299,178     $  783,505     $1,143,151    $4,225,834
                                              ==========     ==========     ==========    ==========

21. COMPREHENSIVE INCOME

    The following summarizes comprehensive income reclassification adjustments included in the statements of changes in stockholders' equity:

                                                                 YEAR ENDED DECEMBER 31,
                                                              ------------------------------
                                                                2000       1999       1998
                                                              --------   --------   --------
                                                                      (IN THOUSANDS)
Holding gain (loss) on investment securities arising during
  the period (net of tax expense of $53,624, tax benefit of
  $6,295 and tax expense of $24,218, respectively)..........  $ 83,691   $ (9,847)  $ 35,579

Holding gain (loss) related to foreign exchange transactions
  (net of tax expense of $222 and tax benefit of $1,013,
  respectively).............................................       350     (1,584)        --

Add:
Reclassification adjustment for realized losses on
  investment securities (net of tax benefit of $10,004,
  $10,442 and $14,237, respectively)........................   (15,646)   (16,332)   (20,916)

Reclassification adjustment related to foreign exchange
  gains (losses) on investment securities (net of tax
  benefit $204 and tax expense of $1,160, respectively).....      (319)     1,815         --
                                                              --------   --------   --------

Net gain (loss) recognized in other comprehensive income
  (net of tax expense of $43,638, tax benefit of $16,590 and
  tax expense of $9,981, respectively)......................  $ 68,076   $(25,948)  $ 14,663
                                                              ========   ========   ========

                         WELLPOINT HEALTH NETWORKS INC.

22. EXTRAORDINARY GAIN

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

23. SUBSEQUENT EVENT

    On March 15, 2001, WellPoint completed its acquisition of Cerulean Companies, Inc., the parent company of Blue Cross and Blue Shield of Georgia, Inc., which serves approximately 1.8 million persons in the State of Georgia. Under the terms of the transaction, Cerulean shareholders received cash of $700 million.