Form 10-Q
period 2001-03-31
WELLPOINT HEALTH NETWORKS INC /DE/
filed 2001-05-14
CIK 1013220

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

/x/	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2001

OR

/ /	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                to

Commission File Number 001-13083

WELLPOINT HEALTH NETWORKS INC.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	95-4635504 (I.R.S. Employer Identification No.)
1 WellPoint Way, Thousand Oaks, California (Address of principal executive offices)	91362 (Zip Code)

(818) 234-4000
Registrant's telephone number, including area code

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

    Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

Title of each class Common Stock, $0.01 par value	Outstanding at May 10, 2001 63,316,810 shares

WellPoint Health Networks Inc.
Quarterly Report on Form 10-Q for the Quarter Ended March 31, 2001
Table of Contents

		PAGE
PART I. FINANCIAL INFORMATION
ITEM 1.	Financial Statements
	Consolidated Balance Sheets as of March 31, 2001 and December 31, 2000	1
	Consolidated Income Statements for the Quarter Ended March 31, 2001 and 2000	2
	Consolidated Statement of Changes in Stockholders' Equity for the Quarter Ended March 31, 2001	3
	Consolidated Statements of Cash Flows for the Quarter Ended March 31, 2001 and 2000	4
	Notes to Consolidated Financial Statements	5
ITEM 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	12
ITEM 3.	Quantitative and Qualitative Disclosures About Market Risk	23
PART II. OTHER INFORMATION
ITEM 6.	Exhibits and Reports on Form 8-K	24
SIGNATURES		26

ITEM 1. Financial Statements

WellPoint Health Networks Inc.
Consolidated Balance Sheets
(Unaudited)

(In thousands, except share data)	March 31, 2001	December 31, 2000
ASSETS
Current Assets:
Cash and cash equivalents	$720,414	$566,889
Investment securities, at market value	3,450,444	3,096,350
Receivables, net	968,211	699,868
Deferred tax assets	76,955	77,757
Other current assets	72,820	59,545

Total Current Assets	5,288,844	4,500,409
Property and equipment, net	196,481	151,031
Intangible assets, net	451,588	165,164
Goodwill, net	738,126	418,120
Long-term investments, at market value	117,432	116,811
Deferred tax assets	—	92,982
Other non-current assets	97,045	60,189

Total Assets	$6,889,516	$5,504,706

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Medical claims payable	$1,818,598	$1,566,569
Reserves for future policy benefits	65,899	58,085
Unearned premiums	278,753	232,132
Accounts payable and accrued expenses	799,375	513,637
Experience rated and other refunds	253,472	249,725
Income taxes payable	120,893	53,898
Other current liabilities	428,754	398,867

Total Current Liabilities	3,765,744	3,072,913
Accrued postretirement benefits	85,992	71,510
Reserves for future policy benefits, non-current	263,797	267,552
Long-term debt	901,609	400,855
Other non-current liabilities	109,990	47,459

Total Liabilities	5,127,132	3,860,289
Stockholders' Equity:
Preferred Stock—$0.01 par value, 50,000,000 shares authorized, none issued and outstanding	—	—
Common Stock—$0.01 par value, 300,000,000 shares authorized, 71,390,971 issued at March 31, 2001 and December 31, 2000	714	714
Treasury stock, at cost, 8,226,357 and 8,566,399 shares at March 31, 2001 and December 31, 2000, respectively	(512,589)	(536,524)
Additional paid-in capital	987,680	983,028
Retained earnings	1,238,593	1,145,464
Accumulated other comprehensive income	47,986	51,735

Total Stockholders' Equity	1,762,384	1,644,417

Total Liabilities and Stockholders' Equity	$6,889,516	$5,504,706

See the accompanying notes to the consolidated financial statements.

WellPoint Health Networks Inc.
Consolidated Income Statements
(Unaudited)

	Quarter Ended March 31,
(In thousands, except earnings per share)	2001	2000
Revenues:
Premium revenue	$2,433,128	$1,990,429
Management services revenue	129,524	110,424
Investment income	52,801	44,393

	2,615,453	2,145,246
Operating Expenses:
Health care services and other benefits	1,965,473	1,611,590
Selling expense	111,737	92,353
General and administrative expense	357,587	297,357

	2,434,797	2,001,300

Operating Income	180,656	143,946
Interest expense	8,179	5,524
Other expense, net	13,326	7,807

Income before Provision for Income Taxes	159,151	130,615
Provision for income taxes	62,648	50,971

Net Income	$96,503	$79,644

Earnings Per Share	$1.53	$1.27

Earnings Per Share Assuming Full Dilution	$1.48	$1.23

See the accompanying notes to the consolidated financial statements.

WellPoint Health Networks Inc.
Consolidated Statement of Changes in Stockholders' Equity
(Unaudited)

		Common Stock
		Issued		In Treasury
	Preferred Stock					Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income
(In thousands)		Shares	Amount	Shares	Amount				Total
Balance as of December 31, 2000	$—	71,391	$714	8,566	$(536,524)	$983,028	$1,145,464	$51,735	$1,644,417
Stock grants to employees and directors				(2)	165				165
Stock issued for employee stock option and stock purchase plans				(338)	23,770	4,652			28,422
Net losses from treasury stock reissued							(3,374)		(3,374)
Comprehensive income
Net income							96,503		96,503
Other comprehensive income, net of tax
Change in unrealized valuation adjustment on investment securities, net								3,106	3,106
Cash flow hedges, net								(6,526)	(6,526)
Foreign currency adjustments, net								(329)	(329)

Total comprehensive income							96,503	(3,749)	92,754

Balance as of March 31, 2001	$—	71,391	$714	8,226	$(512,589)	$987,680	$1,238,593	$47,986	$1,762,384

See the accompanying notes to the consolidated financial statements.

WellPoint Health Networks Inc.
Consolidated Statements of Cash Flows
(Unaudited)

	Quarter Ended March 31,
(In thousands)	2001	2000
Cash flows from operating activities:
Net Income	$96,503	$79,644
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization, net of accretion	20,367	16,928
Loss on sales of assets, net	3,741	2,847
Amortization of deferred gain on sale of building	(1,107)	(1,107)
Accretion of interest on zero coupon convertible subordinated debentures	754	739
(Increase) decrease in certain assets:
Receivables, net	(81,758)	(70,815)
Other current assets	(3,314)	571
Other non-current assets	1,999	309
Increase (decrease) in certain liabilities:
Medical claims payable	(6,347)	69,299
Reserves for future policy benefits	(3,756)	(8,250)
Unearned premiums	12,752	34,901
Accounts payable and accrued expenses	36,855	4,606
Experience rated and other refunds	882	(4,764)
Income taxes payable	50,147	14,680
Other current liabilities	21,265	8,189
Accrued postretirement benefits	1,135	939
Other non-current liabilities	(1,307)	121

Net cash provided by operating activities	148,811	148,837

Cash flows from investing activities:
Investments purchased	(875,278)	(1,609,241)
Proceeds from investments sold and matured	846,004	1,457,426
Property and equipment purchased	(17,658)	(9,764)
Proceeds from property and equipment sold	12	1,822
Acquisition of new businesses, net of cash acquired	(473,579)	(142,858)

Net cash used in investing activities	(520,499)	(302,615)

Cash flows from financing activities:
Net borrowing of long-term debt under the revolving credit facility	500,000	150,000
Proceeds from issuance of common stock	25,213	12,047
Common stock repurchased	—	(122,196)

Net cash provided by financing activities	525,213	39,851

Net increase (decrease) in cash and cash equivalents	153,525	(113,927)
Cash and cash equivalents at beginning of period	566,889	505,014

Cash and cash equivalents at end of period	$720,414	$391,087

See the accompanying notes to the consolidated financial statements.

WellPoint Health Networks Inc.
Notes to Consolidated Financial Statements
(Unaudited)

1. Organization

    WellPoint Health Networks Inc. (the "Company" or "WellPoint") is one of the nation's largest publicly traded managed health care companies. As of March 31, 2001, WellPoint had approximately 9.8 million medical members and approximately 41.6 million specialty members. The Company offers a broad spectrum of network-based managed care plans. WellPoint provides these plans to the large and small employer, individual and senior markets. The Company's managed care plans include preferred provider organizations ("PPOs"), health maintenance organizations ("HMOs"), point-of-service ("POS") plans, other hybrid medical plans and traditional indemnity plans. In addition, the Company offers managed care services, including underwriting, actuarial service, network access, medical cost management and claims processing. The Company also provides a broad array of specialty and other products and services including pharmacy, dental, utilization management, life insurance, preventive care, disability, behavioral health, COBRA and flexible benefits account administration. The Company markets its products in California primarily under the name Blue Cross of California, in Georgia primarily under the name Blue Cross Blue Shield of Georgia and in other states primarily under the name UNICARE. Historically, the Company's primary market for managed care products has been California. The Company holds the exclusive right to market its products under the Blue Cross name and mark in California and under the Blue Cross Blue Shield name and mark in Georgia.

2. Basis of Presentation

    The accompanying unaudited consolidated financial statements of WellPoint, in the opinion of management, reflect all material adjustments (which are of a normal recurring nature) necessary for a fair statement of its financial position as of March 31, 2001, the results of its operations for the quarter ended March 31, 2001 and 2000, cash flows for the quarter ended March 31, 2001 and 2000 and its changes in stockholders' equity for the quarter ended March 31, 2001. The results of operations for the interim periods presented are not necessarily indicative of the operating results for the full year.

3. Acquisitions

    On March 15, 2001, the Company completed its acquisition of Cerulean Companies, Inc. ("Cerulean"), the parent company of Blue Cross Blue Shield of Georgia, Inc., which serves approximately 1.9 million medical members in the state of Georgia as of March 31, 2001. This acquisition was accounted for under the purchase method of accounting and accordingly, the consolidated results of operations of the Company include the results of Cerulean from the date of acquisition. The cash purchase price was $700.0 million.

    As a result of the acquisition of Cerulean, the Company estimates that it will incur $114.2 million in expenses primarily related to change in control payments to Cerulean management and transaction costs. Generally accepted accounting principles require that these estimated expenses, which are not associated with the generation of future revenues and have no future economic benefit, be reflected as assumed liabilities in the allocation of the purchase price to the net assets acquired.

    Cash of $200.0 million and debt of $500.0 million were used to purchase net assets with a fair value of approximately $314.2 million. Goodwill and other intangibles totaling $618.9 million includes $118.9 million of deferred taxes and $114.2 million of the aforementioned assumed liabilities. Goodwill and other intangibles are being amortized on a straight-line basis over 20 years for goodwill and ranging from five to 40 years for other intangible assets. The purchase price allocation between goodwill and identifiable intangible assets has not been finalized as of March 31, 2001.

    On March 1, 2000, the Company completed its acquisition of Rush Prudential Health Plans ("Rush Prudential"). Rush Prudential offers a broad array of products and services ranging from HMO products to traditional PPO products. The acquisition significantly increased the Company's Illinois medical membership to nearly 600,000 members as of March 31, 2000. Subsequent to the acquisition, the acquired business has been operated as UNICARE Health Plans. The transaction, which was financed with both cash from operations and debt from the Company's existing revolving credit facility, is valued at approximately $202.6 million, subject to certain post-closing adjustments. This acquisition was accounted for under the purchase method of accounting. Cash of $102.6 million and debt totaling $100.0 million were used to purchase net assets with a fair value of approximately $19.4 million, resulting in goodwill and other intangibles totaling $215.5 million. The resulting goodwill includes $32.3 million of deferred tax liabilities relating to identified intangibles.

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

    In accordance with the requirements of APB Opinion No. 16, "Business Combinations," the following unaudited pro forma summary presents revenues, net income and per share data of WellPoint as if the acquisitions of Cerulean, Rush Prudential and Precision Rx had occurred on January 1, 2000. The pro forma information includes the results of operations for the period prior to the acquisition, adjusted for interest expense on long-term debt incurred to fund the acquisitions, amortization of goodwill and intangible assets and the related income tax effects.

    The pro forma financial information is presented for informational purposes only and may not be indicative of the results of operations had the Company been a single entity during the quarter ended March 31, 2001 and 2000, nor is it necessarily indicative of future results of operations. Pro forma earnings per share assuming full dilution is based on 65.7 million and 65.1 million weighted average shares for the quarter ended March 31, 2001 and 2000, respectively.

	Quarter Ended March 31,
(In thousands, except per share data)	2001	2000
Revenues	$3,096,514	$2,724,117
Net Income	$103,456	$76,472
Earnings Per Share Assuming Full Dilution	$1.58	$1.18

4. Long Term Debt

    Effective as of March 30, 2001, the Company entered into two new unsecured revolving credit facilities allowing aggregate indebtedness of $1.0 billion. Upon execution of these facilities, the Company terminated its prior $1.0 billion unsecured revolving facility. Borrowings under these facilities (which are generally referred to collectively in this Quarterly Report on Form 10-Q as the Company's "revolving credit facility") bear interest at rates determined by reference to the bank's base rate or to the London Inter Bank Offered Rate ("LIBOR") plus a margin determined by reference to the then-current rating of the Company's unsecured long-term debt by specified rating agencies. One facility, which provides for borrowings of up to $750,000,000, expires as of March 30, 2006, although it may be extended for up to two additional one-year periods under certain circumstances. The other facility, which provides for borrowings of up to $250,000,000, expires as of March 30, 2002. Any amount outstanding under this facility as of March 30, 2002 may be converted into a one-year term loan at the option of the Company. Borrowings under the facilities are made on a committed basis or, in the case of the $750.0 million facility, pursuant to an auction bid process. The $750.0 million facility also contains sublimits for letters of credit and "swingline" loans. Each credit agreement requires the Company to maintain certain financial ratios and contains restrictive covenants, including restrictions on the occurrence of additional indebtedness and the granting of certain liens, limitations on acquisitions and investments and limitations on changes in control. The total amount outstanding under these facilities was $750.0 million as of March 31, 2001. The total amount outstanding under the Company's prior revolving credit facility was $250.0 million as of December 31, 2000.

5. Earnings Per Share

    The following is an illustration of the dilutive effect of the Company's potential common stock on earnings per share ("EPS"). There were no antidilutive securities in any of the periods presented.

	Quarter Ended March 31,
(In thousands except per share data)	2001	2000
Basic Earnings Per Share Calculation:
Numerator
Net Income	$96,503	$79,644

Denominator
Weighted average shares outstanding	62,985	62,844

Earnings Per Share	$1.53	$1.27

Earnings Per Share Assuming Full Dilution Calculation:
Numerator
Net Income	$96,503	$79,644
Interest expense on zero coupon convertible subordinated debentures, net of tax	480	470

Adjusted Net Income	$96,983	$80,114

Denominator
Weighted average shares outstanding	62,985	62,844
Net effect of dilutive stock options	1,245	774
Assumed conversion of zero coupon convertible subordinated debentures	1,481	1,481

Fully diluted weighted average shares outstanding	65,711	65,099

Earnings Per Share Assuming Full Dilution	$1.48	$1.23

6. Comprehensive Income

    The following summarizes comprehensive income reclassification adjustments for the quarter ended March 31, 2001, included in the statement of changes in stockholders' equity:

(In thousands)	March 31, 2001
Investment Securities:
Holding gain on investment securities arising during the period (net of tax expense of $6,837)	$10,693
Reclassification adjustment for realized loss on investment securities (net of tax benefit of $4,851)	(7,587)

3,106

Fair Value Hedges:
Holding loss related to foreign exchange transactions (net of tax benefit of $902)	(1,411)
Transition adjustment (net of tax expense of $167)	262
Reclassification adjustment related to foreign exchange gain on investment securities (net of tax expense of $524)	820

(329)

Cash Flow Hedges:
Holding gain related to swaps transactions (net of tax expense of $270)	422
Transition adjustment (net of tax benefit of $4,442)	(6,948)

(6,526)

Net loss recognized in other comprehensive income (net of tax benefit of $2,397)	$(3,749)

7. Contingencies

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

    In June 2000, the California Medical Association filed a lawsuit in U.S. district court in San Francisco against the Company's subsidiary, Blue Cross of California ("BCC"). The lawsuit alleges that BCC violated the federal Racketeering Influenced and Corrupt Organizations ("RICO") Act through various misrepresentations to and inappropriate actions against health care providers. In late 1999, a number of class-action lawsuits were brought against several of the Company's competitors alleging, among other things, various misrepresentations regarding their health plans and breaches of fiduciary obligations to health plan members. In August 2000, the Company was added as a party to Shane v. Humana, et al., a class-action lawsuit brought on behalf of health care providers nationwide. In addition to the RICO claims brought in the California Medical Association lawsuit, this lawsuit also alleges violations of ERISA, federal and state "prompt pay" regulations and certain common law claims. In

October 2000, the federal Judicial Panel on Multidistrict Litigation issued an order consolidating the California Medical Association lawsuit, the Shane lawsuit and various other pending managed care class-action lawsuits against other companies before District Court Judge Federico Moreno in the Southern District of Florida for purposes of the pretrial proceedings. In March 2001, Judge Moreno dismissed the plaintiffs' claims based on violation of the RICO Act, although the dismissal was made without prejudice to the plaintiffs' ability to subsequently refile their claims. Judge Moreno also dismissed, with prejudice, the plaintiffs' federal prompt pay law claims. On March 26, 2001, the California Medical Association filed an amended complaint in its lawsuit, alleging, among other things, revised RICO claims and violations of California law. A hearing on the plaintiffs' motion to certify a class was held in early May 2001. On May 9, 2001, Judge Moreno issued an order requiring that all discovery in the litigation be completed by December 2001, with the exception of discovery related to expert witnesses, which must be completed by March 15, 2002. The financial and operational impact that these and other evolving theories of recovery will have on the managed care industry generally, or the Company in particular, is at present unknown.

    Certain of such legal proceedings are or may be covered under insurance policies or indemnification agreements. Based upon information presently available, management of the Company believes that the final outcome of all such proceedings should not have a material adverse effect on the Company's results of operations, cash flows or financial condition.

8. Business Segment Information

    The Company currently has two reportable segments: the Large Employer Group business segment and the Individual and Small Employer Group business segment. The Large Employer Group and Individual and Small Employer Group segments provide a broad spectrum of network-based health plans, including HMOs, PPOs, POS plans, other hybrid plans and traditional indemnity products to large and small employers and individuals. The Company's senior and specialty businesses are included in the Corporate and Other segment. Cerulean is included in the Company's Large Employer Group segment.

The following tables present segment information for the Large Employer Group and Individual and Small Employer Group for the quarter ended March 31, 2001 and 2000, respectively.

Quarter Ended March 31, 2001

(In thousands)	Large Employer Group	Individual and Small Employer Group	Corporate and Other	Consolidated
Premium revenue	$1,543,128	$744,286	$145,714	$2,433,128
Management services revenue	103,407	125	25,992	129,524

Total revenue from external customers	1,646,535	744,411	171,706	2,562,652
Intercompany revenues	5,519		(5,519)	—
Segment net income	$72,902	$39,785	$(16,184)	$96,503

Segment assets	$3,502,683	$975,747	$2,411,086	$6,889,516

Quarter Ended March 31, 2000

(In thousands)	Large Employer Group	Individual and Small Employer Group	Corporate and Other	Consolidated
Premium revenue	$1,144,117	$719,846	$126,466	$1,990,429
Management services revenue	93,172	966	16,286	110,424

Total revenue from external customers	1,237,289	720,812	142,752	2,100,853
Intercompany revenues	619	(250)	(369)	—
Segment net income	$55,266	$48,887	$(24,509)	$79,644

Segment assets	$2,147,990	$977,713	$1,888,716	$5,014,419

9. Hedging Activities

    In June 1998, the Financial Accounting Standards Board (the "FASB") issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS No. 133"). SFAS No. 133, as amended by SFAS Nos. 137 and 138, establishes the accounting and reporting standards for derivative instruments and for hedging activities. Upon adoption of SFAS No. 133, all derivatives must be recognized on the balance sheet at their then fair value. Any deferred gains and losses remaining on the balance sheet under previous hedge-accounting rules must be removed from the balance sheet and all hedging relationships must be designated anew and documented pursuant to the new accounting. The Company adopted SFAS No. 133 on January 1, 2001.

    The Company maintains an interest rate risk management strategy that uses derivative instruments to minimize significant, unanticipated earnings fluctuations caused by interest rate volatility. The company's goal is to maintain a balance between fixed and floating interest rates on its long term debt.

    By using derivative financial instruments to hedge exposures to changes in exchange rates and interest rates, the company exposes itself to credit risk and market risk. Market risk is the adverse effect on the value of a financial instrument that results from a change in currency exchange rates or interest rates. The company manages exposure to market risk associated with interest rate and foreign exchange contracts by establishing and monitoring parameters that limit the types and degree of market risk that may be undertaken.

    The Company uses interest rate swap agreements and foreign currency contracts to manage interest rate and foreign currency exposures. The principal objective of such contracts is to minimize the risks and/or costs associated with financial and investing activities. The Company does not use derivative financial instruments for speculative purposes. The counterparties to these contractual arrangements are major financial institutions with which the Company also has other financial relationships. These counterparties expose the Company to credit loss in the event of non-performance. However, the Company does not anticipate non-performance by the other parties.

Fair Value Hedges

    As part of the Company's investment strategy to diversify its investment portfolio, the Company has invested in certain fixed maturity securities denominated in foreign currencies. In order to mitigate the foreign currency risk, the Company has entered into foreign currency derivative instruments. Gains and losses related to such instruments are recognized in the Company's income statement.

    The transition provisions of SFAS No. 133, state that any gain or loss previously reported in accumulated other comprehensive income on a derivative that hedged an available-for-sale security, together with the gain or loss on the related security shall be reclassified to earnings as a cumulative effect type adjustment of both net income and accumulated other comprehensive income. On January 1, 2001, the Company recorded a transition adjustment as a charge to other income of $300,000 net of tax, which represents a gain of $2.0 million on the available-for-sale bonds related to the Company's foreign exchange contracts offset by a loss of $1.7 million on the related hedges.

    For the quarter ended March 31, 2001, the Company recognized a net gain of $1.6 million, included in other income on the statement of operations, which represented the ineffective portion of all the Company's fair value hedges. All components of each derivative's gain or loss were included in the assessment of hedge effectiveness.

Cash Flow Hedges

    The Company uses interest rate swap agreements to reduce the impact of changes in interest rates on its floating rate debt under its revolving credit facility. The swap agreements are contracts to exchange variable-rate for fixed-rate interest payments without the exchange of the underlying notional amounts. During the quarter ended March 31, 2001, the Company recognized a net loss of $70,000 reported in other income in the consolidated income statement, which represents the total ineffectiveness of all cash flow hedges.

    The adoption of SFAS No. 133 resulted in an after-tax reduction in accumulated other comprehensive income of $4.2 million to recognize at fair value all derivatives that were designated as cash flow hedges as of January 1, 2001.

    Events that are expected to occur over the next twelve months and will necessitate reclassifying the derivative losses into earnings related primarily to the repricing of variable rate debt. The Company does not expect that the amounts that will be reclassified will be material.

    As of March 31, 2001, the Company had the following interest rate swap agreements in effect (notional amount in thousands):

Notional Amount	Strike Rate	Expiration Date
$150,000	6.99%	October 17, 2003
$ 50,000	7.06%	October 17, 2006

    As of March 31, 2001, the Company has recognized derivative liabilities of $11.1 million which are included in other liabilities on the balance sheet and derivative assets of $7.1 million, included in net receivables on the balance sheet.

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

General

    The Company is one of the nation's largest publicly traded managed health care companies. As of March 31, 2001, WellPoint had approximately 9.8 million medical members and approximately 41.6 million specialty members. As a result of the March 15, 2001 closing of the Cerulean transaction, the Company's medical membership increased by approximately 1.9 million members. The Company offers a broad spectrum of network-based managed care plans. WellPoint provides these plans to the large and small employer, individual and senior markets. The Company's managed care plans include HMOs, PPOs, POS plans, other hybrid medical plans and traditional indemnity plans. In addition, the Company offers managed care services, including underwriting, actuarial services, network access, medical cost management and claims processing. The Company also provides a broad array of specialty and other products, including pharmacy, dental, utilization management, life insurance, preventive care, disability insurance, behavioral health, COBRA and flexible benefits account administration. The Company markets its products in California primarily under the name Blue Cross of California, in Georgia primarily under the name Blue Cross Blue Shield of Georgia and in other states primarily under the name UNICARE. Historically, the Company's primary market for managed care products has been California. The Company holds the exclusive right to market its products under the Blue Cross name and mark in California and under the Blue Cross Blue Shield name and mark in Georgia.

National Expansion and Other Recent Developments

    In an effort to pursue the expansion of the Company's business outside the state of California, the Company acquired two businesses in 1996 and 1997, the Life and Health Benefits Management Division ("MMHD") of Massachusetts Mutual Life Insurance Company and the Group Benefits Operations (the "GBO") of John Hancock Mutual Life Insurance Company. The Cerulean, Rush Prudential and PrecisionRx acquisitions described below are each components of this expansion strategy.

    As a result of these acquisitions, the Company has significantly expanded its operations outside of California. In order to integrate its acquired businesses and implement the Company's regional expansion strategy, the Company in certain instances will need to develop satisfactory networks of hospitals, physicians and other health care service providers, develop distribution channels for its products and successfully convert acquired books of business to the Company's existing information systems, which will require continued investments by the Company.

    In January 2001, the Company introduced new benefit plans (known as PlanScape) to all of its individual PPO members in California. All of the Company's existing individual PPO plans were converted into newly designed plans, offering an array of premium levels, deductibles, cost sharing features and out-of-pocket limits. Although the precise effects of these plans will not be known for some time due to the natural time lag in the receipt of claims, the Company expects that this portion of its business will be subject to less seasonality than traditionally experienced. In connection with the introduction of these plans, the Company has announced that it will not increase premiums for certain members during portions of 2001. These plan changes will not affect any of the Company's PPO plans under employer-sponsored arrangements.

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

Acquisition of Cerulean

    On July 9, 1998, the Company entered into an Agreement and Plan of Merger with Cerulean Companies, Inc. ("Cerulean") (See Note 3 to the Consolidated Financial Statements). On March 15, 2001, the Company completed this transaction, pursuant to which Cerulean has become a wholly owned subsidiary of the Company. The transaction, which was financed with cash from operations and debt from the Company's existing revolving credit facility, is valued at approximately $700.0 million, excluding deferred taxes and assumed liabilities. Cerulean, principally through its Blue Cross and Blue Shield of Georgia subsidiary, offers insured and administrative services products primarily in the State of Georgia. Cerulean has historically experienced a higher administrative expense ratio than the Company's core businesses due to its higher concentration of administrative services business. Cerulean has also historically experienced a higher medical loss ratio than the Company's core businesses due to its higher percentage of Large Employer Group business and fewer managed care offerings. Accordingly, it is expected that Cerulean's higher loss and administrative expense ratios will ultimately contribute to an increase in those ratios for the Company.

Acquisition of PrecisionRx

    On December 5, 2000, the Company completed its acquisition of a mail order pharmacy fulfillment facility (See Note 3 to the Consolidated Financial Statements). The facility, located in Fort Worth Texas, now operates under the new name of PrecisionRx. The acquisition was accounted for under the purchase method of accounting.

Acquisition of Rush Prudential

    On March 1, 2000, the Company completed its acquisition of Rush Prudential Health Plans ("Rush Prudential") (See Note 3 to the Consolidated Financial Statements). Rush Prudential offers a broad array of products and services ranging from HMO products to traditional PPO products and has been primarily integrated into the Company's existing Large Employer Group business. Rush Prudential has historically experienced a higher loss ratio than the Company's core business, which may result in an increase in the Company's overall loss ratio. The acquisition had significantly increased the Company's Illinois medical membership to nearly 600,000 members as of March 31, 2000. Subsequent to the acquisition, the acquired business has been operated as UNICARE Health Plans. The transaction, which was financed with cash from operations and debt from the Company's existing revolving credit facility, is valued at approximately $202.6 million, subject to certain post-closing adjustments. This acquisition was accounted for under the purchase method of accounting.

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

    The Company's consolidated results of operations for the quarter ended March 31, 2001 include a full quarter of earnings for Rush Prudential and PrecisionRx and include earnings for Cerulean from March 15, 2001 its date of acquisition. The results of operations for the quarter ended March 31, 2000 include the results of Rush Prudential for the period from March 1, 2000, its date of acquisition.

    The following table sets forth selected operating ratios. The loss ratio for health care services and other benefits is shown as a percentage of premium revenue. All other ratios are shown as a percentage of premium revenue and management services revenue combined.

	Quarter Ended March 31,
	2001	2000
Operating Revenues:
Premium revenue	94.9%	94.7%
Management services revenue	5.1%	5.3%

	100.0%	100.0%
Operating Expenses:
Health care services and other benefits (loss ratio)	80.8%	81.0%
Selling expense	4.4%	4.4%
General and administrative expense	14.0%	14.2%

Membership

    The following table sets forth membership data and the percent change in membership:

Medical Membership (a) (b) (c):

	As of March 31,
			Percent Change
	2001	2000
Large Employer Group (d)
California
HMO	1,833,975	1,688,745	8.6%
PPO and Other	2,034,006	1,847,796	10.1%

Total California	3,867,981	3,536,541	9.4%

Texas	207,345	179,700	15.4%
Georgia	1,497,240	41,788	3,482.9%
Illinois	454,050	470,793	-3.6%
Other States	1,241,001	1,185,257	4.7%

Total Large Employer Group	7,267,617	5,414,079	34.2%

Individual and Small Employer Group
California
HMO	345,868	343,668	0.6%
PPO and Other	1,231,698	1,193,128	3.2%

Total California	1,577,566	1,536,796	2.7%

Texas	161,590	169,702	-4.8%
Georgia	299,910	29,507	916.4%
Illinois	68,252	60,996	11.9%
Other States	78,924	111,318	-29.1%

Total Individual and Small Employer Group	2,186,242	1,908,319	14.6%

Senior (e)
California
HMO	30,351	31,924	-4.9%
PPO and Other	175,417	169,973	3.2%

Total California	205,768	201,897	1.9%

Texas	334	224	49.1%
Georgia	78,655	632	12,345.4%
Illinois	10,758	8,065	33.4%
Other States	14,455	7,811	85.1%

Total Senior	309,970	218,629	41.8%

Total Medical Membership	9,763,829	7,541,027	29.5%

Membership by Network (f)
Proprietary Networks	7,927,504	5,922,996	33.8%
Affiliate Networks	962,646	942,506	2.1%
Non-Network	873,679	675,525	29.3%

Total Medical Membership	9,763,829	7,541,027	29.5%

Management Services Membership
California	1,324,467	1,237,964	7.0%
Other States	2,095,436	1,280,310	63.7%

Total Management Services Membership	3,419,903	2,518,274	35.8%

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
(d)
Large Employer Group membership includes 891,814 and 724,110 state-sponsored programs members as of March 31, 2001 and 2000, respectively.
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

Specialty Membership

	As of March 31,
			Percent Change
	2001	2000
Pharmacy	29,663,058	22,124,812	34.1%
Dental	2,674,520	2,230,771	19.9%
Utilization Management	1,801,192	2,296,530	-21.6%
Life	2,060,268	2,002,113	2.9%
Disability	552,972	571,335	-3.2%
Behavioral Health (a)	4,837,156	2,215,127	118.4%

(a)
Behavioral health membership as of March 31, 2001 reflects an addition of 1,598,630 members over March 31, 2000 due to the mental health parity requirements in the State of California, which became effective in the third quarter of 2000.

Comparison of Results for the First Quarter 2001 to the First Quarter 2000

    The following table depicts premium revenue by business segment:

	Quarter Ended March 31,
(In thousands)	2001	2000
Large Employer Group	$1,543,128	$1,144,117
Individual and Small Employer Group	744,286	719,846
Corporate and Other	145,714	126,466

Consolidated	$2,433,128	$1,990,429

    Premium revenue increased 22.2%, or $442.7 million, to $2,433.1 million for the quarter ended March 31, 2001 from $1,990.4 million for the quarter ended March 31, 2000. The increase was primarily due to $89.4 million and $80.7 million of premium revenue related to the Cerulean and Rush Prudential acquisitions, respectively, representing 38.4% of the increase. Also contributing to the increase was an increase in insured member months of approximately 10.5% primarily in the Large Employer Group and Individual and Small Employer Group business segments in addition to the implementation of price increases in both segments.

    The following table depicts management services revenue by business segment:

	Quarter Ended March 31,
(In thousands)	2001	2000
Large Employer Group	$103,407	$93,172
Individual and Small Employer Group	125	966
Corporate and Other	25,992	16,286

Consolidated	$129,524	$110,424

    Management services revenue increased 17.3% or $19.1 million to $129.5 million for the quarter ended March 31, 2001 from $110.4 million for the quarter ended March 31, 2000. The increase was primarily due to $7.3 million and $0.9 million of management services revenue from the Cerulean and Rush Prudential acquisitions, respectively, representing 42.9% of the increase. In addition, pharmacy management services revenues contributed $9.0 million or 47.1% of the increase.

    Investment income increased to $52.8 million for the quarter ended March 31, 2001 compared to $44.4 million for the quarter ended March 31, 2000, an increase of $8.4 million or 18.9%. The

Cerulean and Rush Prudential acquisitions accounted for $1.1 million and $1.2 million, respectively, representing 27.4% of the increase. The increase in investment income, excluding the acquisitions, was primarily due to net interest and dividend income, which increased $10.2 million to $59.3 million for the quarter ended March 31, 2001 in comparison to $49.1 million for the quarter ended March 31, 2000. This increase resulted from higher average investment balances in the first quarter of 2001 versus the first quarter of 2000, partially offset by an increase in net realized losses of $1.8 million.

    The loss ratio attributable to managed care and related products for the quarter ended March 31, 2001 decreased to 80.8% compared to 81.0% for the quarter ended March 31, 2000. The slight decrease was due primarily to the effect of price increases within the Large Employer Group and the Individual and Small Employer Group business.

    Selling expense consists of commissions paid to outside brokers and agents representing the Company. The selling expense ratio remained unchanged for the quarter ended March 31, 2001, in comparison to the quarter ended March 31, 2000.

    The administrative expense ratio decreased to 14.0% for the quarter ended March 31, 2001 from 14.2% for the quarter ended March 31, 2000. The overall decline is primarily attributable to savings from the integration of information systems centers related to acquired businesses on the Company's information systems platform, economies of scale associated with premium revenue growth in relation to fixed corporate administrative expenses in addition to technology investments made by the Company (e.g., electronic claims submission, internet self-service and interactive voice response).

    Interest expense increased $2.7 million to $8.2 million for the quarter ended March 31, 2001 compared to $5.5 million for the quarter ended March 31, 2000. The increase in interest expense was related to the higher average debt balance for the quarter ended March 31, 2001 in comparison to the quarter ended March 31, 2000, primarily due to the Cerulean acquisition. The weighted average interest rate for all debt for the quarter ended March 31, 2001, including the fees associated with the Company's borrowings and interest rate swap agreements, was 6.11%.

    The Company's net income for the quarter ended March 31, 2001 was $96.5 million, compared to $79.6 million for the quarter ended March 31, 2000. Earnings per share totaled $1.53 and $1.27 for the quarters ended March 31, 2001 and 2000, respectively. Earnings per share assuming full dilution totaled $1.48 and $1.23 for quarters ended March 31, 2001 and 2000, respectively.

    Earnings per share for the quarter ended March 31, 2001 is based upon weighted average shares outstanding of 63.0 million shares, excluding potential common stock, and 65.7 million shares, assuming full dilution. Earnings per share for the quarter ended March 31, 2000 is based on 62.8 million shares, excluding potential common stock, and 65.1 million shares, assuming full dilution. The increase in weighted average shares outstanding primarily resulted from the issuance of shares related to the Company's employee stock option and purchase plans.

Financial Condition

    The Company's consolidated assets increased by $1,384.8 million, or 25.2%, from $5,504.7 million as of December 31, 2000 to $6,889.5 million as of March 31, 2001. The increase in total assets was primarily due to the acquisition of Cerulean, which accounted for $731.3 million or 52.8% of the increase. Excluding Cerulean, the increase in total assets was primarily due to growth in cash and investments of $625.1 million or 45.4%. Cash and investments totaled $4.3 billion as of March 31, 2001, or 62.2% of total assets.

    Overall claims liabilities increased $256.1 million, or 13.5%, from $1,892.2 million as of December 31, 2000 to $2,148.3 million as of March 31, 2001. This increase is primarily due to the Cerulean acquisition.

    As of March 31, 2001, the Company's long-term indebtedness was $901.6 million, of which $151.6 million was related to the Company's Zero Coupon Convertible Subordinated Debentures (the "Debentures") and $750.0 million was related to the Company's revolving credit facility. As a result of the Cerulean acquisition, the Company incurred $500.0 million of indebtedness under its revolving credit facility. As of March 31, 2000, the Company's long-term indebtedness was $400.9 million, of which $250.0 million was related to the Company's revolving credit facility and $150.9 million was related to the Debentures.

    Stockholders' equity totaled $1,762.4 million as of March 31, 2001, an increase of $118.0 million from $1,644.4 million as of December 31, 2000. The increase was primarily due to net income of $96.5 million for the quarter ended March 31, 2001 in addition to $25.2 million of net proceeds from the reissuance of stock related to the Company's employee stock option and purchase plans, partially offset by a decrease in other comprehensive income of $3.7 million, related to the adoption of SFAS No. 133 (See Note 6 to the Consolidated Financial Statements).

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

    The Company generally receives premium revenue in advance of anticipated claims for related health care services and other benefits. The Company's investment policies are designed to provide liquidity, preserve capital and maximize yield. Cash and investment balances maintained by the Company are sufficient to meet applicable regulatory financial stability and net worth requirements, including license requirements of the Blue Cross Blue Shield Association. As of March 31, 2001, the Company's investment portfolio consisted primarily of investment grade fixed-maturity securities.

    Cash flow provided by operating activities was $148.8 million for the quarters ended March 31, 2001 and 2000, respectively. Cash flow from operations for the quarter ended March 31, 2001 was due primarily to net income, of $96.5 million, and an increase in income taxes payable of $50.1 million primarily due to the current income tax provision of approximately $62.6. In addition, increases in accounts payable of $36.9 million added to the overall operating cash flow, resulting from the timing of liability payments, partially offset by an increase in receivables of $81.8 million.

    Net cash used in investing activities for the quarter ended March 31, 2001 totaled $520.5 million, compared with $302.6 million for the quarter ended March 31, 2000. The cash used in the first quarter of 2001 was attributable primarily to the purchase of investments and property and equipment, net of sales proceeds of $875.3 million and $17.6 million, respectively, and the purchase of Cerulean net of acquired cash of $473.6 million. Proceeds from investments sold and matured totaled $846.0 million, partially offsetting the aforementioned purchases.

    Net cash provided by financing activities totaled $525.2 million in the first quarter of 2001 compared to $39.9 million in the quarter ended March 31, 2000. The increase was primarily related to additional debt incurred to finance the Cerulean acquisition of $500.0 million, in addition to the receipt of proceeds from the issuance of stock related to the Company's Employee Stock Option/Purchase program of $25.2 million.

    Effective as of March 30, 2001, the Company entered into two new unsecured revolving credit facilities allowing aggregate indebtedness of $1.0 billion. Upon execution of these facilities, the Company terminated its prior $1.0 billion unsecured revolving facility. Borrowings under these facilities (which are generally referred to collectively in this Quarterly Report on Form 10-Q as the Company's "revolving credit facility") bear interest at rates determined by reference to the bank's base rate or to the London Inter Bank Offered Rate ("LIBOR") plus a margin determined by reference to the then-current rating of the Company's unsecured long-term debt by specified rating agencies. One facility, which provides for borrowings of up to $750,000,000, expires as of March 30, 2006, although it may be extended for up to two additional one-year periods under certain circumstances. The other facility, which provides for borrowings of up to $250,000,000, expires as of March 30, 2002. Any amount outstanding under this facility as of March 30, 2002 may be converted into a one-year term loan at the option of the Company. Borrowings under the facilities are made on a committed basis or, in the case of the $750.0 million facility, pursuant to an auction bid process. The $750.0 million facility also contains sublimits for letters of credit and "swingline" loans. Each credit agreement requires the Company to maintain certain financial ratios and contains restrictive convenants, including restrictions on the occurrence of additional indebtedness and the granting of certain liens, limitations on acquisitions and investments and limitations on changes in control. (See Note 4 to the Consolidated Financial Statements). The total amount outstanding under these facilities was $750.0 million as of March 31, 2001. The total amount outstanding under the Company's prior revolving credit facility was $250.0 million as of December 31, 2000.

    As a part of a hedging strategy to limit its exposure to variable interest rate increases, the Company entered into interest rate swap agreements in order to reduce the volatility of interest expense resulting from changes in interest rates. The swap agreements are contracts to exchange variable-rate interest payments (weighted average rate for the quarter ended March 31, 2001 of 5.8%) for fixed-rate interest payments (weighted average rate for the quarter ended March 31, 2001 of 5.9%) without the exchange of the underlying notional amounts. As of March 31, 2001, the Company had entered into $200 million of fixed rate swap agreements, which consisted of a $150 million notional amount swap agreement at 6.99% maturing on October 17, 2003 and a $50 million notional amount swap agreement at 7.06% maturing on October 17, 2006.

    The Company has entered into foreign currency forward exchange contracts for each of the fixed maturity securities on hand as of March 31, 2001 denominated in foreign currencies in order to hedge asset positions with respect to currency fluctuations related to these securities. Subsequent to the implementation of SFAS No. 133, all gains and losses from both effective and ineffective forward exchange contracts will be reflected in investment income offset by the related gains and losses on the Company's available-for-sale foreign securities (See Note 9 to the Consolidated Financial Statements). In addition, the Company has entered into forward exchange contracts to hedge the foreign currency risk between the trade date and the settlement date when a foreign currency denominated bond is purchased. Gains and losses from these contracts are recognized in income.

    On March 15, 2001, WellPoint completed the acquisition of Cerulean. The purchase price of $700.0 million was financed through $500.0 million of borrowings under the Company's revolving credit facility and $200.0 million in operating cash.

    Certain of the Company's subsidiaries are required to maintain minimum capital requirements prescribed by various regulatory agencies, including the California Department of Managed Health Care and the Departments of Insurance in various states. As of March 31, 2001, those subsidiaries of the Company were in compliance with all minimum capital requirements.

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

    As part of the Company's business strategy, the Company has acquired substantial operations in new geographic markets over the last five years. These businesses, some of which include substantial indemnity-based insurance operations, have experienced varying profitability or losses in recent periods. Since the relevant dates of acquisition of MMHD and GBO, the Company has continued to work extensively on the integration of these businesses. The Company has also begun its integration of the

Rush Prudential and Cerulean businesses. However, there can be no assurances regarding the ultimate success of the Company's integration efforts or regarding the ability of the Company to maintain or improve the results of operations of the businesses of completed or pending transactions as the Company pursues its strategy of motivating the acquired members to select managed care products. In order to implement this business strategy, the Company has incurred and will, among other things, need to continue to incur considerable expenditures for provider networks, distribution channels and information systems in addition to the costs associated with the integration of these acquisitions. The integration of these complex businesses may result in, among other things, temporary increases in claims inventory or other service-related issues that may negatively affect the Company's relationship with its customers and contribute to increased attrition of such customers. The Company's results of operations could be adversely affected in the event that the Company experiences such problems or is otherwise unable to implement fully its expansion strategy.

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

    In June 2000, the California Medical Association filed a lawsuit in U.S. district court in San Francisco against BCC. The lawsuit alleges that BCC violated the RICO Act through various misrepresentations to and inappropriate actions against health care providers. In late 1999, a number of class-action lawsuits were brought against several of the Company's competitors alleging, among other things, various misrepresentations regarding their health plans and breaches of fiduciary obligations to health plan members. In August 2000, the Company was added as a party to Shane v. Humana, et al., a class-action lawsuit brought on behalf of health care providers nationwide. In addition to the RICO claims brought in the California Medical Association lawsuit, this lawsuit also alleges violations of ERISA, federal and state "prompt pay" regulations and certain common law claims. In October 2000, the federal Judicial Panel on Multidistrict Litigation issued an order consolidating the California Medical Association lawsuit, the Shane lawsuit and various other pending managed care class-action lawsuits against other companies before District Court Judge Federico Moreno in the Southern District of Florida for purposes of the pretrial proceedings. In March 2001, Judge Moreno dismissed the plaintiffs' claims based on violation of the RICO Act, although the dismissal was made without prejudice to the plaintiffs' ability to subsequently refile their claims. Judge Moreno also dismissed, with prejudice, the plaintiffs' federal prompt pay law claims. On March 26, 2001, the California Medical Association filed an amended complaint in its lawsuit, alleging, among other things, revised RICO claims and violations of California law. A hearing on the plaintiffs' motion to certify a class was held in early May 2001. On May 9, 2001, Judge Moreno issued an order requiring that all discovery in the litigation be completed by December 2001, with the exception of discovery related to expert witnesses, which must be completed by March 15, 2002. The financial and operational impact that these and other evolving theories of recovery will have on the managed care industry generally, or the Company in particular, is at present unknown.

    The Company's future results will depend in large part on accurately predicting health care costs incurred on existing business and upon the Company's ability to control future health care costs through product and benefit design, underwriting criteria, utilization management and negotiation of favorable provider contracts. Changes in mandated benefits, utilization rates, demographic characteristics, health care practices, provider consolidation, inflation, new pharmaceuticals/ technologies, clusters of high-cost cases, the regulatory environment and numerous other factors are beyond the control of any health plan provider and may adversely affect the Company's ability to predict and control health care costs and claims, as well as the Company's financial condition, results of operations or cash flows. Periodic renegotiations of hospital and other provider contracts coupled with continued consolidation of physician, hospital and other provider groups may result in increased health care costs and limit the Company's ability to negotiate favorable rates. In recent years, large physician practice management companies have experienced extreme financial difficulties, including bankruptcy, which may subject the Company to increased credit risk related to provider groups and cause the Company to incur duplicative claims expense. Additionally, the Company faces competitive pressure to contain premium prices. In connection with the introduction of new individual PPO plans in California in January 2001, the Company has announced that it will not raise premiums to certain members during portions of 2001. Fiscal concerns regarding the continued viability of government-sponsored programs such as Medicare and Medicaid may cause decreasing reimbursement rates for these programs. Any limitation on the Company's ability to increase or maintain its premium levels, design products, implement underwriting criteria or negotiate competitive provider contracts may adversely affect the Company's financial condition or results of operations.

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

    In December 2000, a wholly owned subsidiary of the Company completed its acquisition of certain mail order pharmaceutical service assets and conducts business as a mail order pharmacy. The pharmacy business is subject to extensive federal, state and local regulations, which are in many instances different from those under which the Company currently operates. The failure to properly adhere to these and other applicable regulations could result in the imposition of civil and criminal penalties, which could adversely affect the Company's results of operations or financial condition. In addition, pharmacies are exposed to risks inherent in the packaging and distribution of pharmaceuticals and other health care products. Although the Company intends to maintain professional liability and errors and omissions liability insurance, there can be no assurances that the coverage limits under such insurance programs will be adequate to protect against future claims or that the Company will be able to maintain insurance on acceptable terms in the future.

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk

    There have been no material changes in market risk from that disclosed in the Company's Annual Report on Form 10-K for the year ended December 31, 2000.

PART II—OTHER INFORMATION

ITEM 6.  Exhibits and Reports on Form 8-K

(a)	Exhibits
2.01
Amended and Restated Recapitalization Agreement dated as of March 31, 1995 by and among the Registrant, Blue Cross of California, Western Health Partnership and Western Foundation for Health Improvement, incorporated by reference to Exhibit 2.1 of the Registrant's Registration Statement on Form S-4 dated April 8, 1996
2.02
Amended and Restated Agreement and Plan of Merger dated as of November 29, 2000, by and among Cerulean Companies, Inc., the Registrant and Water Polo Acquisition Corp., incorporated by reference to Exhibit 2.01 of the Registrant's Current Report on Form 8-K dated March 15, 2001
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
10.01
Credit Agreement ($750,000,000 Five-Year Revolving Credit and Competitive Advance Facility) dated as of March 30, 2001 by and among the Registrant, the lenders form time to time party thereto, Bank of America, N.A., as administrative agent, and Banc of America Securities LLC and JPMorgan, as joint arrangers and joint book managers.
10.02
Credit Agreement ($250,000,000 364-Day Revolving Credit Facility) dated as of March 30, 2001 by and among the Registrant, the lenders from time to time party thereto, Bank of America, N. A., as administrative agent, and Banc of America Securities LLC and JPMorgan, as joint arrangers and joint book managers.
10.03
Blue Cross Controlled Affiliate License Agreement dated as of March 15, 2001 by and among the Blue Cross and Blue Shield Association (the "BCBSA"), Blue Cross and Blue Shield of Georgia, Inc. ("Georgia Blue") and the Registrant.
10.04	Blue Shield Controlled Affiliate License Agreement dated as of March 15, 2001 by and among the BCBSA, Georgia Blue and the Registrant.

10.05	Blue Cross Controlled Affiliate License Agreement dated as of March 15, 2001 by and among the BCBSA, Blue Cross Blue Shield Health Care Plan of Georgia, Inc. ("Georgia Blue HMO") and the Registrant.
10.06	Blue Shield Controlled Affiliate License Agreement dated as of March 15, 2001 by and among the BCBSA, Georgia Blue HMO and the Registrant.
10.07
Blue Cross Controlled Affiliate License Agreement Applicable to Life Insurance Companies dated as of March 15, 2001 by and among the BCBSA, Greater Georgia life Insurance Company ("GGL") and the Registrant.
10.08	Blue Shield Controlled Affiliate License Agreement Applicable to Life Insurance Companies dated as of March 15, 2001 by and among the BCBSA, and GGL and the Registrant
10.09	1999 Executive Officer Annul Incentive Plan, incorporated by reference to Annex II to the Registrant's definitive Proxy Statement on Schedule 14A dated March 28, 2001.
  (b)
  Reports on Form 8-K

    On March 27, 2001, the Company filed a Current Report on Form 8-K which reported that the Company had completed its acquisition of Cerulean Companies, Inc.

SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WELLPOINT HEALTH NETWORKS INC. Registrant
Date: May 14, 2001	By:	/s/ LEONARD D. SCHAEFFER Leonard D. Schaeffer Chairman of the Board of Directors and Chief Executive Officer
Date: May 14, 2001	By:	/s/ DAVID C. COLBY David C. Colby Executive Vice President and Chief Financial Officer
Date: May 14, 2001	By:	/s/ KENNETH C. ZUREK Kenneth C. Zurek Senior Vice President, Controller and Taxation

QuickLinks

WellPoint Health Networks Inc. Quarterly Report on Form 10-Q for the Quarter Ended March 31, 2001 Table of Contents
WellPoint Health Networks Inc. Consolidated Balance Sheets (Unaudited)
WellPoint Health Networks Inc. Consolidated Income Statements (Unaudited)
WellPoint Health Networks Inc. Consolidated Statements of Cash Flows (Unaudited)
WellPoint Health Networks Inc. Notes to Consolidated Financial Statements (Unaudited)
SIGNATURES