Form 10-Q
period 2001-06-30
WELLPOINT HEALTH NETWORKS INC /DE/
filed 2001-08-14
CIK 1013220

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

/x/	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2001

OR

/ /	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                to

Commission File Number 001-13083

WELLPOINT HEALTH NETWORKS INC.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	95-4635504 (IRS Employer Identification No.)
1 WellPoint Way, Thousand Oaks, California (Address of principal executive offices)	91362 (Zip Code)

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

    Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

Title of each class Common Stock, $0.01 par value	Outstanding at August 14, 2001 63,551,490 shares

WellPoint Health Networks Inc.
Quarterly Report on Form 10-Q for the Quarter Ended June 30, 2001
Table Of Contents

ITEM 1.  Financial Statements

WellPoint Health Networks Inc.
Consolidated Balance Sheets
(Unaudited)

(In thousands, except share data)	June 30, 2001	December 31, 2000
ASSETS
Current Assets:
Cash and cash equivalents	$764,974	$566,889
Investment securities, at market value	3,522,162	3,096,350
Receivables, net	910,142	699,868
Deferred tax assets	83,706	77,757
Other current assets	78,411	59,545

Total Current Assets	5,359,395	4,500,409
Property and equipment, net	209,027	151,031
Intangible assets, net	444,204	165,164
Goodwill, net	728,292	418,120
Long-term investments, at market value	120,305	116,811
Deferred tax assets	5,590	92,982
Other non-current assets	96,737	60,189

Total Assets	$6,963,550	$5,504,706

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Medical claims payable	$1,807,302	$1,566,569
Reserves for future policy benefits	64,123	58,085
Unearned premiums	303,200	232,132
Accounts payable and accrued expenses	741,940	513,637
Experience rated and other refunds	259,931	249,725
Income taxes payable	51,381	53,898
Other current liabilities	462,177	398,867

Total Current Liabilities	3,690,054	3,072,913
Accrued postretirement benefits	87,325	71,510
Reserves for future policy benefits, non-current	264,213	267,552
Long-term debt	936,344	400,855
Other non-current liabilities	98,228	47,459

Total Liabilities	5,076,164	3,860,289
Stockholders' Equity:
Preferred Stock—$0.01 par value, 50,000,000 shares authorized, none issued and outstanding	—	—
Common Stock—$0.01 par value, 300,000,000 shares authorized, 71,390,971 issued at June 30, 2001 and December 31, 2000	714	714
Treasury stock, at cost, 8,004,434 and 8,566,399 shares at June 30, 2001 and December 31, 2000, respectively	(497,511)	(536,524)
Additional paid-in capital	989,685	983,028
Retained earnings	1,337,430	1,145,464
Accumulated other comprehensive income	57,068	51,735

Total Stockholders' Equity	1,887,386	1,644,417

Total Liabilities and Stockholders' Equity	$6,963,550	$5,504,706

See the accompanying notes to the consolidated financial statements.

WellPoint Health Networks Inc.
Consolidated Income Statements
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands, except earnings per share)	2001	2000	2001	2000
Revenues:
Premium revenue	$2,926,067	$2,132,678	$5,359,195	$4,123,107
Management services revenue	158,491	110,919	288,015	221,343
Investment income	60,848	45,238	113,649	89,631

	3,145,406	2,288,835	5,760,859	4,434,081
Operating Expenses:
Health care services and other benefits	2,388,224	1,723,947	4,353,697	3,335,537
Selling expense	124,763	97,159	236,500	189,512
General and administrative expense	430,869	310,037	788,456	607,394

	2,943,856	2,131,143	5,378,653	4,132,443

Operating Income	201,550	157,692	382,206	301,638
Interest expense	13,563	7,249	21,742	12,773
Other expense, net	18,606	13,249	31,932	21,056

Income before Provision for Income Taxes	169,381	137,194	328,532	267,809
Provision for income taxes	69,452	53,527	132,100	104,498

Net Income	$99,929	$83,667	$196,432	$163,311

Earnings Per Share	$1.58	$1.35	$3.11	$2.61

Earnings Per Share Assuming Full Dilution	$1.53	$1.30	$3.00	$2.53

See the accompanying notes to the consolidated financial statements.

WellPoint Health Networks Inc.
Consolidated Statement of Changes in Stockholders' Equity
(Unaudited)

		Common Stock
		Issued		In Treasury				Accumulated Other Comprehensive Income
	Preferred Stock					Additional Paid-in Capital	Retained Earnings
(In thousands)		Shares	Amount	Shares	Amount				Total
Balance as of December 31, 2000	$—	71,391	$714	8,566	$(536,524)	$983,028	$1,145,464	$51,735	$1,644,417
Stock grants to employees and directors				(6)	400				400
Stock issued for employee stock option and stock purchase plans				(556)	38,613	6,657			45,270
Net losses from treasury stock reissued							(4,466)		(4,466)
Comprehensive income
Net income							196,432		196,432
Other comprehensive income, net of tax
Change in unrealized valuation adjustment on investment securities, net								11,142	11,142
Cash flow hedges, net								(5,551)	(5,551)
Foreign currency adjustments, net								(258)	(258)

Total comprehensive income							196,432	5,333	201,765

Balance as of June 30, 2001	$—	71,391	$714	8,004	$(497,511)	$989,685	$1,337,430	$57,068	$1,887,386

See the accompanying notes to the consolidated financial statements.

WellPoint Health Networks Inc.
Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended June 30,
(In thousands)	2001	2000
Cash flows from operating activities:
Net Income	$196,432	$163,311
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization, net of accretion	50,079	37,212
Loss on sales of assets, net	18,968	7,885
Provision (benefit) for deferred income taxes	90,232	(391)
Amortization of deferred gain on sale of building	(2,213)	(2,213)
Accretion of interest on zero coupon convertible subordinated debentures	1,508	1,478
(Increase) decrease in certain assets:
Receivables, net	(63,289)	(68,032)
Other current assets	(8,905)	6,877
Other non-current assets	618	418
Increase (decrease) in certain liabilities:
Medical claims payable	(17,642)	100,275
Reserves for future policy benefits	(5,116)	(14,691)
Unearned premiums	37,199	32,588
Accounts payable and accrued expenses	45,645	29,513
Experience rated and other refunds	6,676	(6,182)
Income taxes payable	(32,555)	(62,798)
Other current liabilities	49,253	10,969
Accrued postretirement benefits	2,468	1,154
Other non-current liabilities	(89,038)	680

Net cash provided by operating activities	280,320	238,053

Cash flows from investing activities:
Investments purchased	(1,797,741)	(2,227,796)
Proceeds from investments sold and matured	1,739,105	2,035,113
Property and equipment purchased	(43,696)	(22,058)
Proceeds from property and equipment sold	123	1,706
Acquisition of new businesses, net of cash acquired	(555,211)	(142,858)

Net cash used in investing activities	(657,420)	(355,893)

Cash flows from financing activities:
Net borrowing of long-term debt under revolving credit facilities	85,000	50,000
Net borrowing of long-term debt under 6 3/8% Notes due 2006	448,981	—
Proceeds from issuance of common stock	41,204	28,280
Common stock repurchased	—	(122,196)

Net cash provided by (used in) financing activities	575,185	(43,916)

Net increase (decrease) in cash and cash equivalents	198,085	(161,756)
Cash and cash equivalents at beginning of period	566,889	505,014

Cash and cash equivalents at end of period	$764,974	$343,258

See the accompanying notes to the consolidated financial statements.

WellPoint Health Networks Inc.
Notes to Consolidated Financial Statements
(Unaudited)

1. Organization

    WellPoint Health Networks Inc. (the "Company" or "WellPoint") is one of the nation's largest publicly traded managed health care companies. As of June 30, 2001, WellPoint had approximately 9.8 million medical members and approximately 42.6 million specialty members. The Company offers a broad spectrum of network-based managed care plans. WellPoint provides these plans to the large and small employer, individual and senior markets. The Company's managed care plans include preferred provider organizations ("PPOs"), health maintenance organizations ("HMOs"), point-of-service ("POS") plans, other hybrid medical plans and traditional indemnity plans. In addition, the Company offers managed care services, including underwriting, actuarial service, network access, medical cost management and claims processing. The Company also provides a broad array of specialty and other products and services including pharmacy, dental, utilization management, life insurance, preventive care, disability, behavioral health, COBRA and flexible benefits account administration. The Company markets its products in California primarily under the name Blue Cross of California, in Georgia primarily under the name Blue Cross Blue Shield of Georgia and in other states primarily under the name UNICARE. Historically, the Company's primary market for managed care products has been California. The Company holds the exclusive right to market its products under the Blue Cross name and mark in California and under the Blue Cross Blue Shield name and mark in Georgia.

2. Basis of Presentation

    The accompanying unaudited consolidated financial statements of WellPoint, in the opinion of management, reflect all material adjustments (which are of a normal recurring nature) necessary for a fair statement of its financial position as of June 30, 2001, the results of its operations for the quarter and six months ended June 30, 2001 and 2000, cash flows for the six months ended June 30, 2001 and 2000 and its changes in stockholders' equity for the six months ended June 30, 2001. The results of operations for the interim periods presented are not necessarily indicative of the operating results for the full year.

3. Acquisitions

    On March 15, 2001, the Company completed its acquisition of Cerulean Companies, Inc. ("Cerulean"), the parent company of Blue Cross Blue Shield of Georgia, Inc., which served approximately 1.9 million medical members in the state of Georgia as of March 31, 2001. This acquisition was accounted for under the purchase method of accounting and accordingly, the consolidated results of operations of the Company include the results of Cerulean from the date of acquisition. The cash purchase price was $700.0 million.

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

    Cash of $200.0 million and debt of $500.0 million were used to purchase net assets with a fair value of approximately $314.2 million. Goodwill and other intangibles totaling $618.9 million includes $118.9 million of deferred taxes and $114.2 million of the aforementioned assumed liabilities. Goodwill and other intangibles are being amortized on a straight-line basis over 20 years for goodwill and ranging from five to 40 years for other intangible assets. The purchase price allocation between goodwill and identifiable intangible assets had not been finalized as of June 30, 2001.

    On March 1, 2000, the Company completed its acquisition of Rush Prudential Health Plans ("Rush Prudential"). Rush Prudential offers a broad array of products and services ranging from HMO products to traditional PPO products. The acquisition significantly increased the Company's Illinois medical membership to nearly 600,000 members as of March 31, 2000. Subsequent to the acquisition, the acquired business has been operated as UNICARE Health Plans. The transaction, which was financed with both cash from operations and debt from the Company's existing revolving credit facility, is valued at approximately $202.6 million. This acquisition was accounted for under the purchase method of accounting. Cash of $102.6 million and debt totaling $100.0 million were used to purchase net assets with a fair value of approximately $19.4 million, resulting in goodwill and other intangibles totaling $215.5 million. The resulting goodwill includes $32.3 million of deferred tax liabilities relating to identified intangibles.

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

    The pro forma financial information is presented for informational purposes only and may not be indicative of the results of operations had the Company been a single entity during the quarter and six months ended June 30, 2001 and 2000, nor is it necessarily indicative of future results of operations. Pro forma earnings per share assuming full dilution is based on 65.8 million and 64.6 million weighted average shares outstanding during the quarter ended June 30, 2001 and 2000, respectively. For the six months ended June 30, 2001 and 2000, pro forma earnings per share assuming full dilution is based on 65.8 million and 64.8 million weighted average shares outstanding, respectively.

	Quarter Ended June 30,		Six Months Ended June 30,
(In thousands, except per share data)	2001	2000	2001	2000
Revenues	$3,145,406	$2,824,515	$6,241,920	$5,548,632
Net Income	$99,929	$88,356	$203,385	$164,828
Earnings Per Share
Assuming Full Dilution	$1.53	$1.38	$3.11	$2.56

4. Long Term Debt

6 3/8% Notes due 2006

    On June 15, 2001, the Company issued $450.0 million aggregate principal amount at maturity of 6 3/8% Notes due June 15, 2006 (the "Notes"). The net proceeds of this offering totaled approximately $449.0 million. The net proceeds from the sale of the Notes were used for repayment of indebtedness under the Company's revolving credit facilities. The Notes bear interest at a rate of 6 3/8% per annum, payable semi-annually in arrears on June 15 and December 15 of each year commencing December 15, 2001. Interest is computed on the basis of a 360-day year of twelve 30-day months.

    The Notes may be redeemed, in whole or in part, at the Company's option at any time. The redemption price for any Notes redeemed will be equal to the greater of the following amounts: 1) 100% of the principal amount of the Notes being redeemed on the redemption date; and 2) the sum of the present values of the remaining scheduled payments of principal and interest on the Notes being redeemed on that redemption date (not including any portion of any payments of interest accrued to the redemption date) discounted to the redemption date on a semiannual basis at the Treasury rate as determined by the designated Reference Treasury Dealer (Salomon Smith Barney Inc. or UBS Warburg LLC or their respective successors), plus 25 basis points. In each case, the redemption price will also include accrued and unpaid interest on the Notes to the redemption date.

    The Notes are unsecured obligations and rank equally with all of the Company's existing and future senior unsecured indebtedness. All existing and future liabilities of the Company's subsidiaries are and will be effectively senior to the Notes. The indenture governing the Notes contains a covenant that limits the Company's ability and that of the Company's subsidiaries to create liens on Company property or assets to secure certain indebtedness without also securing the Notes.

Revolving Credit Facility

    Effective as of March 30, 2001, the Company entered into two new unsecured revolving credit facilities allowing aggregate indebtedness of $1.0 billion. Upon execution of these facilities, the Company terminated its prior $1.0 billion unsecured revolving facility. Borrowings under these facilities (which are generally referred to collectively in this Quarterly Report on Form 10-Q as the Company's "revolving credit facility") bear interest at rates determined by reference to the bank's base rate or to the London Inter Bank Offered Rate ("LIBOR") plus a margin determined by reference to the then-current rating of the Company's unsecured long-term debt by specified rating agencies. One facility, which provides for borrowings of up to $750,000,000, expires as of March 30, 2006, although it may be extended for up to two additional one-year periods under certain circumstances. The other facility, which provides for borrowings of up to $250,000,000, expires as of March 30, 2002. Any amount outstanding under this facility as of March 30, 2002 may be converted into a one-year term loan at the option of the Company. Borrowings under the facilities are made on a committed basis or, in the case of the $750.0 million facility, pursuant to an auction bid process. The $750.0 million facility also contains sublimits for letters of credit and "swingline" loans. Each credit agreement requires the Company to maintain certain financial ratios and contains restrictive convenants, including restrictions on the occurrence of additional indebtedness and the granting of certain liens, limitations on acquisitions and investments and limitations on changes in control. The total amount outstanding under these facilities was $335.0 million as of June 30, 2001. The total amount outstanding under the Company's prior revolving credit facility was $250.0 million as of December 31, 2000.

5. Earnings Per Share

    The following is an illustration of the dilutive effect of the Company's potential common stock on earnings per share ("EPS"). There were no antidilutive securities in any of the periods presented.

	Quarter Ended June 30,		Six Months Ended June 30,
(In thousands except per share data)	2001	2000	2001	2000
Basic Earnings Per Share Calculation:
Numerator
Net Income	$99,929	$83,667	$196,432	$163,311

Denominator
Weighted average shares outstanding	63,360	62,197	63,173	62,520

Earnings Per Share	$1.58	$1.35	$3.11	$2.61

Earnings Per Share Assuming Full Dilution Calculation:
Numerator
Net Income	$99,929	$83,667	$196,432	$163,311
Interest expense on zero coupon convertible subordinated debentures, net of tax	465	470	945	940

Adjusted Net Income	$100,394	$84,137	$197,377	$164,251

Denominator
Weighted average shares outstanding	63,360	62,197	63,173	62,520
Net effect of dilutive stock options	973	893	1,109	834
Assumed conversion of zero coupon convertible subordinated debentures	1,481	1,481	1,481	1,481

Fully diluted weighted average shares outstanding	65,814	64,571	65,763	64,835

Earnings Per Share Assuming Full Dilution	$1.53	$1.30	$3.00	$2.53

6. Comprehensive Income

    The following summarizes comprehensive income reclassification adjustments for the six months ended June 30, 2001, included in the statement of changes in stockholders' equity:

(In thousands)	June 30, 2001
Investment Securities:
Holding gain on investment securities arising during the period (net of tax expense of $11,361)	$17,770
Reclassification adjustment for realized loss on investment securities (net of tax benefit of $4,238)	(6,628)

11,142

Fair Value Hedges:
Holding loss related to foreign exchange transactions (net of tax benefit of $363)	(568)
Transition adjustment (net of tax expense of $167)	262
Reclassification adjustment related to foreign exchange gain on investment securities (net of tax expense of $31)	48

(258)

Cash Flow Hedges:
Holding gain related to swaps transactions (net of tax expense of $893)	1,397
Transition adjustment (net of tax benefit of $4,442)	(6,948)

(5,551)

Net gain recognized in other comprehensive income (net of tax expense of $2,397)	$5,333

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

    In June 2000, the California Medical Association filed a lawsuit in U.S. district court in San Francisco against the Company's subsidiary, Blue Cross of California ("BCC"). The lawsuit alleges that BCC violated the federal Racketeering Influenced and Corrupt Organizations ("RICO") Act through various misrepresentations to and inappropriate actions against health care providers. In late 1999, a number of class-action lawsuits were brought against several of the Company's competitors alleging, among other things, various misrepresentations regarding their health plans and breaches of fiduciary obligations to health plan members. In August 2000, the Company was added as a party to Shane v. Humana, et al., a class-action lawsuit brought on behalf of health care providers nationwide. In addition to the RICO claims brought in the California Medical Association lawsuit, this lawsuit also alleges violations of ERISA, federal and state "prompt pay" regulations and certain common law claims. In October 2000, the federal Judicial Panel on Multidistrict Litigation issued an order consolidating the California Medical Association lawsuit, the Shane lawsuit and various other pending managed care class-action lawsuits against other companies before District Court Judge Federico Moreno in the

Southern District of Florida for purposes of the pretrial proceedings. In March 2001, Judge Moreno dismissed the plaintiffs' claims based on violation of the RICO Act, although the dismissal was made without prejudice to the plaintiffs' ability to subsequently refile their claims. Judge Moreno also dismissed, with prejudice, the plaintiffs' federal prompt pay law claims. On March 26, 2001, the California Medical Association filed an amended complaint in its lawsuit, alleging, among other things, revised RICO claims and violations of California law. A hearing on the plaintiffs' motion to certify a class was held in early May 2001. On May 9, 2001, Judge Moreno issued an order requiring that all discovery in the litigation be completed by December 2001, with the exception of discovery related to expert witnesses, which must be completed by March 15, 2002. In June 2001, the federal Court of Appeals for the 11th Circuit issued a stay of Judge Moreno's discovery order, pending a hearing before the Court of Appeals on the Company's appeal of its motion to compel arbitration (which had earlier been granted in part and denied in part by Judge Moreno). The financial and operational impact that these and other evolving theories of recovery will have on the managed care industry generally, or the Company in particular, is at present unknown.

    Certain of such legal proceedings are or may be covered under insurance policies or indemnification agreements. Based upon information presently available, management of the Company believes that the final outcome of all such proceedings should not have a material adverse effect on the Company's results of operations, cash flows or financial condition.

8. Business Segment Information

    The Company currently has two reportable segments: the Large Employer Group business segment and the Individual and Small Employer Group business segment. The Large Employer Group and Individual and Small Employer Group segments provide a broad spectrum of network-based health plans, including HMOs, PPOs, POS plans, other hybrid plans and traditional indemnity products to large and small employers and individuals. The Company's senior and specialty businesses are included in the Corporate and Other segment. The acquired Cerulean business information has been integrated into the aforementioned customer segments.

    The following tables present segment information for the Large Employer Group and Individual and Small Employer Group for the quarter and six months ended June 30, 2001 and 2000, respectively.

Quarter Ended June 30, 2001

(In thousands)	Large Employer Group	Individual and Small Employer Group	Corporate and Other	Consolidated
Premium revenue	$1,817,562	$895,604	$212,901	$2,926,067
Management services revenue	133,478	110	24,903	158,491

Total revenue from external customers	1,951,040	895,714	237,804	3,084,558
Intercompany revenues	4,662		(4,662)	—
Segment net income	$104,538	$26,523	$(31,132)	$99,929

Segment assets	$3,655,397	$1,326,336	$1,981,817	$6,963,550

Quarter Ended June 30, 2000

(In thousands)	Large Employer Group	Individual and Small Employer Group	Corporate and Other	Consolidated
Premium revenue	$1,237,531	$760,490	$134,657	$2,132,678
Management services revenue	93,607	692	16,620	110,919

Total revenue from external customers	1,331,138	761,182	151,277	2,243,597
Intercompany revenues	(5,207)	750	4,457	—
Segment net income	$58,186	$43,435	$(17,954)	$83,667

Segment assets	$2,158,391	$1,041,934	$1,768,731	$4,969,056

Six Months Ended June 30, 2001

(In thousands)	Large Employer Group	Individual and Small Employer Group	Corporate and Other	Consolidated
Premium revenue	$3,360,690	$1,639,890	$358,615	$5,359,195
Management services revenue	236,885	235	50,895	288,015

Total revenue from external customers	3,597,575	1,640,125	409,510	5,647,210
Intercompany revenues	10,181		(10,181)	—
Segment net income	$177,440	$66,308	$(47,316)	$196,432

Six Months Ended June 30, 2000

(In thousands)	Large Employer Group	Individual and Small Employer Group	Corporate and Other	Consolidated
Premium revenue	$2,381,648	$1,480,336	$261,123	$4,123,107
Management services revenue	186,779	1,658	32,906	221,343

Total revenue from external customers	2,568,427	1,481,994	294,029	4,344,450
Intercompany revenues	(4,588)	500	4,088	—
Segment net income	$113,452	$92,322	$(42,463)	$163,311

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

    The Company maintains an interest rate risk management strategy that uses derivative instruments to minimize significant, unanticipated earnings fluctuations caused by interest rate volatility. The company's goal is to maintain a balance between fixed and floating interest rates on it long term debt.

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

    The transition provisions of SFAS No.133, state that any gain or loss previously reported in accumulated other comprehensive income on a derivative that hedged an available-for-sale security, together with the gain or loss on the related security shall be reclassified to earnings as a cumulative effect type adjustment of both net income and accumulated other comprehensive income. On January 1, 2001, the Company recorded a transition adjustment as a charge to other income of $300,000 net of tax, which represents a gain of $2.0 million on the available-for-sale bonds related to the Company's foreign exchange contracts offset by a loss of $1.7 million on the related hedges.

    For the six months ended June 30, 2001, the Company recognized a net loss of $320,000, included in other income on the consolidated income statement, which represented the ineffective portion of all the Company's fair value hedges. All components of each derivative's gain or loss were included in the assessment of hedge effectiveness.

Cash Flow Hedges

    The Company uses interest rate swap agreements to reduce the impact of changes in interest rates on its floating rate debt under its revolving credit facility. The swap agreements are contracts to exchange variable-rate for fixed-rate interest payments without the exchange of the underlying notional amounts. During the six months ended June 30, 2001, the Company recognized a net loss of $17,000 reported in other income in the consolidated income statement, which represents the total ineffectiveness of all cash flow hedges.

    The adoption of SFAS No. 133 resulted in an after-tax reduction in accumulated other comprehensive income of $4.2 million to recognize at fair value all derivatives that were designated as cash flow hedges as of January 1, 2001.

    Events that are expected to occur over the next 12 months and will necessitate reclassifying the derivative losses into earnings related primarily to the repricing of variable rate debt. The Company does not expect that the amounts that will be reclassified will be material to the Company's financial condition or results of operations.

    As of June 30, 2001 the Company had the following interest rate swap agreements in effect (notional amount in thousands):

Notional Amount	Strike Rate	Expiration Date
$150,000	6.99%	October 17, 2003
$50,000	7.06%	October 17, 2006

    As of June 30, 2001, the Company had recognized derivative liabilities of $9.4 million, which are included in other liabilities on the balance sheet and derivative assets of $5.1 million, included in net receivables on the balance sheet.

10. New Pronouncements

    In July 2001, the Financial Accounting Standards Board (the "FASB") issued Statement of Financial Accounting Standards No. 141, "Business Combinations" ("SFAS No. 141"). SFAS No. 141 addresses financial accounting and reporting for business combinations and supersedes APB Opinion No. 16, "Business Combinations," and FASB Statement No. 38, "Accounting for Preacquisition Contingencies of Purchased Enterprises." Upon adoption of SFAS No. 141, all business combinations must be accounted for using the purchase method. The use of the pooling of interests method is now prohibited. The provisions of the new standard apply to all business combinations initiated after June 30, 2001. The Statement also applies to all business combinations accounted for using the purchase method for which the date of acquisition is July 1, 2001 or later. Based upon the Company's review of its operations conducted thus far, the Company does not expect that SFAS No. 141 will have a material effect on the financial statements of the Company.

    In July 2001, the Financial Accounting Standards Board (the "FASB") issued Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" ("SFAS No. 142"). SFAS No. 142 addresses financial accounting and reporting for acquired goodwill and other intangible assets and supersedes APB Opinion No. 17, "Intangible Assets." The new rules change the accounting methodology for goodwill from a model that amortizes goodwill to one which evaluates it for impairment. Amortization of goodwill, including previously recorded goodwill, will end upon adoption of the new rules. The new rules also eliminate amortization of other intangibles with indefinite useful lives, but also will be subject to the impairment tests. The new standard is expected to be effective in the first quarter of 2002. The Company is currently assessing the effects the new rule will have on its financial statements.

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

General

    The Company is one of the nation's largest publicly traded managed health care companies. As of June 30, 2001, WellPoint had approximately 9.8 million medical members and approximately 42.6 million specialty members. As a result of the March 15, 2001 closing of the Cerulean transaction, the Company's medical membership increased by approximately 1.9 million members. The Company offers a broad spectrum of network-based managed care plans. WellPoint provides these plans to the large and small employer, individual and senior markets. The Company's managed care plans include HMOs, PPOs, POS plans, other hybrid medical plans and traditional indemnity plans. In addition, the Company offers managed care services, including underwriting, actuarial services, network access, medical cost management and claims processing. The Company also provides a broad array of specialty and other products, including pharmacy, dental, utilization management, life insurance, preventive care, disability insurance, behavioral health, COBRA and flexible benefits account administration. The Company markets its products in California primarily under the name Blue Cross of California, in Georgia primarily under the name Blue Cross Blue Shield of Georgia and in other states primarily under the name UNICARE. Historically, the Company's primary market for managed care products has been California. The Company holds the exclusive right to market its products under the Blue Cross name and mark in California and under the Blue Cross Blue Shield name and mark in Georgia.

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

    In January 2001, the Company introduced new benefit plans (known as PlanScape) to all of its individual PPO members in California. All of the Company's existing individual PPO plans in California were converted into newly designed plans, offering an array of premium levels, deductibles, cost sharing features and out-of-pocket limits. Although the precise effects of these plans will not be known for some time due to the natural time lag in the receipt of claims, the Company expects that this portion of its business will be subject to more seasonality than traditionally experienced. In connection with the introduction of these plans, the Company has announced that it will not increase premiums for certain members during portions of 2001. These plan changes will not affect any of the Company's PPO plans under employer-sponsored arrangements.

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

Acquisition of Cerulean

    On July 9, 1998, the Company entered into an Agreement and Plan of Merger with Cerulean Companies, Inc. ("Cerulean") (See Note 3 to the Consolidated Financial Statements). On March 15, 2001, the Company completed this transaction, pursuant to which Cerulean has become a wholly owned subsidiary of the Company. The transaction, which was financed with cash from operations and debt from the Company's existing revolving credit facility, is valued at approximately $700.0 million, excluding deferred taxes and assumed liabilities. Cerulean, principally through its Blue Cross and Blue Shield of Georgia subsidiary, offers insured and administrative services products primarily in the State of Georgia. Cerulean has historically experienced a higher administrative expense ratio than the Company's core businesses due to its higher concentration of administrative services business. Cerulean has also historically experienced a higher medical loss ratio than the Company's core businesses due to its higher percentage of Large Employer Group business and fewer managed care offerings. Accordingly, it is expected that Cerulean's higher loss and administrative expense ratios will contribute to an increase in those ratios for the Company.

Acquisition of PrecisionRx

    On December 5, 2000, the Company completed its acquisition of a mail order pharmacy fulfillment facility (See Note 3 to the Consolidated Financial Statements). The facility, located in Fort Worth Texas, now operates under the new name of PrecisionRx. The acquisition was accounted for under the purchase method of accounting.

Acquisition of Rush Prudential

    On March 1, 2000, the Company completed its acquisition of Rush Prudential Health Plans ("Rush Prudential") (See Note 3 to the Consolidated Financial Statements). Rush Prudential offers a broad array of products and services ranging from HMO products to traditional PPO products and has been primarily integrated into the Company's existing Large Employer Group business. Rush Prudential historically experienced a higher loss ratio than the Company's core business, which may result in an increase in the Company's overall loss ratio. The acquisition had significantly increased the Company's Illinois medical membership to nearly 600,000 members as of March 31, 2000. Subsequent to the acquisition, the acquired business has been operated as UNICARE Health Plans. The transaction, which was financed with cash from operations and debt from the Company's existing revolving credit facility, is valued at approximately $202.6 million, subject to certain post-closing adjustments. This acquisition was accounted for under the purchase method of accounting.

Federal "Patients' Bill of Rights" Legislation

    In June 2001, the United States Senate passed a bill that would enact a number of health care reforms (often referred to as the "Patients' Bill of Rights"). The Senate bill includes a number of provisions generally expanding the rights of health care plan members, such as requiring health plans to allow direct access to obstetrician/gynecologists and pediatricians and provide timely access to appropriate specialists, the adoption of a "prudent layperson" standard for emergency visits by members and the establishment of an independent medical review process. In addition, the bill would create liability for any group health plan fiduciary that fails to exercise ordinary care in making any non-medically reviewable decisions regarding, among other things, covered services, exclusions and limitations, where such decision is the proximate cause of personal injury or death. The Senate bill would allow members to sue in state or federal court after exhausting independent review procedures (regardless of whether the health plan's original decision is upheld). Unlimited damages would be available in state court actions (unless state law provides for a maximum amount), while punitive damages amounts in federal courts would be limited to a maximum of $5 million. Employers would be able to limit liability in certain instances by naming a "designated decision maker." In August 2001, the United States House of Representatives also adopted a bill that would provide for a number of health care reform measures. The provisions providing patient protections are similar to those contained in the Senate version of the bill. The House bill also includes a liability provision. Under the House bill, non-economic damages (including punitive damages) in federal court actions would be limited to $1.5 million and individual states would be permitted to apply lower maximums in state court actions. In addition, punitive damages would only be available if a health plan failed to comply with the decision of an independent medical reviewer. The Senate bill would not affect existing state laws that meet or exceed the proposed federal standards, while the House bill would preempt all state laws in certain instances. The Senate and House bills are expected to be considered by a joint conference committee later in 2001. The Company is unable to determine which federal health care reform legislation, if any, will be adopted this year or in the future. While the Company's operations in California, Georgia and Texas are already subject to state laws that have features similar to the proposed federal legislation, any such federal legislation could have a material adverse effect on the Company's results of operations, financial condition or cash flows.

Other Legislation

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

    The Company's results of operations for the quarter ended June 30, 2001 include a full quarter of earnings for its acquired operations, Rush Prudential, PrecisionRx and Cerulean. The Company's consolidated results of operations for the six months ended June 30, 2001 include a full six months of earnings for Rush Prudential, PrecisionRx and approximately three and a half months of earnings for Cerulean. The results of operations for the quarter ended June 30, 2000 include a full quarter of earnings for Rush Prudential and the results of operations for the six months ended June 30, 2000 include the results of Rush Prudential for the period from March 1, 2000, its date of acquisition.

    The following table sets forth selected operating ratios. The loss ratio for health care services and other benefits is shown as a percentage of premium revenue. All other ratios are shown as a percentage of premium revenue and management services revenue combined.

	Quarter Ended June 30,		Six Months Ended June 30,
	2001	2000	2001	2000
Operating Revenues:
Premium revenue	94.9%	95.1%	94.9%	94.9%
Management services revenue	5.1%	4.9%	5.1%	5.1%

	100.0%	100.0%	100.0%	100.0%
Operating Expenses:
Health care services and other benefits (loss ratio)	81.6%	80.8%	81.2%	80.9%
Selling expense	4.0%	4.3%	4.2%	4.4%
General and administrative expense	14.0%	13.8%	14.0%	14.0%

Membership

    The following table sets forth membership data and the percent change in membership:

Medical Membership (a) (b) (c):

	As of June 30,
			Percent Change
	2001	2000
Large Employer Group (d)
California
HMO	1,880,598	1,721,826	9.2%
PPO and Other	2,078,093	1,893,291	9.8%

Total California	3,958,691	3,615,117	9.5%

Texas	202,841	183,546	10.5%
Georgia	1,507,985	42,339	3,461.7%
Illinois	434,634	463,064	-6.1%
Other States	1,218,496	1,171,861	4.0%

Total Large Employer Group	7,322,647	5,475,927	33.7%

Individual and Small Employer Group
California
HMO	329,147	347,208	-5.2%
PPO and Other	1,232,620	1,207,551	2.1%

Total California	1,561,767	1,554,759	0.5%

Texas	162,867	173,479	-6.1%
Georgia	317,888	28,906	999.7%
Illinois	76,260	60,033	27.0%
Other States	79,555	102,171	-22.1%

Total Individual and Small Employer Group	2,198,337	1,919,348	14.5%

Senior (e)
California
HMO	32,439	32,953	-1.6%
PPO and Other	176,914	170,953	3.5%

Total California	209,353	203,906	2.7%

Texas	326	223	46.2%
Georgia	77,614	788	9,749.5%
Illinois	11,261	9,114	23.6%
Other States	15,553	8,467	83.7%

Total Senior	314,107	222,498	41.2%

Total Medical Membership	9,835,091	7,617,773	29.1%

Membership by Network (f)
Proprietary Networks	7,727,063	6,017,319	28.4%
Affiliate Networks	1,263,974	934,175	35.3%
Non-Network	844,054	666,279	26.7%

Total Medical Membership	9,835,091	7,617,773	29.1%

Management Services Membership
California	1,353,503	1,259,587	7.5%
Georgia	889,183	24,836	3480.2%
Other States	1,178,142	1,222,082	-3.6%

Total Management Services Membership	3,420,828	2,506,505	36.5%

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
(d)
Large Employer Group membership includes 948,879 and 746,321 state-sponsored programs members as of June 30, 2001 and 2000, respectively.
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

Specialty Membership

	As of June 30,
			Percent Change
	2001	2000
Pharmacy	30,471,062	25,125,427	21.3%
Dental	2,675,216	2,223,465	20.3%
Utilization Management	1,778,655	2,124,169	-16.3%
Life	2,114,968	2,025,181	4.4%
Disability	544,705	564,030	-3.4%
Behavioral Health (a)	5,004,274	2,285,920	118.9%

(a)
Behavioral health membership as of June 30, 2001 reflects an addition of 2,921,025 members over June 30, 2000 due to the mental health parity requirements in the State of California, which became effective in the third quarter of 2000.

Comparison of Results for the Quarter Ended June 30, 2001 to the Quarter Ended June 30, 2000

    The following table depicts premium revenue by business segment:

	Quarter Ended June 30,
(In thousands)	2001	2000
Large Employer Group	$1,817,562	$1,237,531
Individual and Small Employer Group	895,604	760,490
Corporate and Other	212,901	134,657

Consolidated	$2,926,067	$2,132,678

    Premium revenue increased 37.2%, or $793.4 million, to $2,926.1 million for the quarter ended June 30, 2001 from $2,132.7 million for the quarter ended June 30, 2000. The increase was primarily due to $550.7 million of premium revenue related to the Cerulean acquisition, representing 69.4% of the increase. Excluding Cerulean, premium revenue would have increased 11.3% for the quarter ended June 30, 2001. The increase was primarily due to an increase in insured member months of approximately 9.5% primarily in the Large Employer Group business segment, and the implementation of price increases overall, partially offset by a slight decline in insured member months in the Individual and Small Employer Group business segment.

    The following table depicts management services revenue by business segment:

	Quarter Ended June 30,
(In thousands)	2001	2000
Large Employer Group	$133,478	$93,607
Individual and Small Employer Group	110	692
Corporate and Other	24,903	16,620

Consolidated	$158,491	$110,919

    Management services revenue increased 42.9%, or $47.6 million, to $158.5 million for the quarter ended June 30, 2001 from $110.9 million for the quarter ended June 30, 2000. The increase was primarily due to $38.8 million of management services revenue from the Cerulean acquisition, representing 81.5% of the increase. Excluding Cerulean, management services revenue would have increased 7.9% for the quarter ended June 30, 2001. The increase was primarily due to an increase in management services member months of approximately 0.5% primarily in the Large Employer Group business segment, the implementation of price increases overall and an increase in pharmacy benefit management services revenues.

    Investment income was $60.8 million for the quarter ended June 30, 2001 compared to $45.2 million for the quarter ended June 30, 2000, an increase of $15.6 million or 34.5%. The Cerulean acquisition accounted for $7.4 million of the increase. Excluding Cerulean, investment income would have increased $8.2 million or 18.1%. The increase was primarily due to net interest and dividend income, which increased $2.3 million to $53.3 million for the quarter ended June 30, 2001 in comparison to $51.0 million for the quarter ended June 30, 2000. This increase resulted from higher average investment balances in the second quarter of 2001 versus the second quarter of 2000, in addition to an increase in net realized gains of $6.0 million.

    The loss ratio attributable to managed care and related products for the quarter ended June 30, 2001 increased to 81.6% compared to 80.8% for the quarter ended June 30, 2000. The acquired Cerulean business has traditionally experienced a higher loss ratio than the Company's core businesses due to its higher percentage of Large Employer Group business and fewer managed care offerings. Excluding Cerulean, the loss ratio would have been 80.6% for the quarter ended June 30, 2001. The decline was due primarily to the effect of price increases primarily within the Large Employer Group business segment.

    Selling expense consists of commissions paid to outside brokers and agents representing the Company. The selling expense ratio for the quarter ended June 30, 2001 decreased to 4.0% compared to 4.3% for the quarter ended June 30, 2000. The acquired Cerulean business has traditionally experienced a lower selling expense ratio due primarily to its lower percentage of Individual and Small Employer Group business. Excluding Cerulean, the selling expense ratio would have been 4.4% for the quarter ended June 30, 2001.

    The administrative expense ratio increased to 14.0% for the quarter ended June 30, 2001 from 13.8% for the quarter ended June 30, 2000. The acquired Cerulean business has historically experienced a higher administrative expense ratio than the Company's core businesses due to its higher percentage of administrative services business. Excluding Cerulean, the administrative expense ratio would have remained unchanged from the quarter ended June 30, 2000.

    Interest expense increased $6.4 million to $13.6 million for the quarter ended June 30, 2001, compared to $7.2 million for the quarter ended June 30, 2000. The increase in interest expense was related to the higher average debt balance for the quarter ended June 30, 2001 in comparison to the quarter ended June 30, 2000, primarily due to the Cerulean acquisition. The weighted average interest rate for all debt for the quarter ended June 30, 2001, including the fees associated with the Company's borrowings and interest rate swap agreements, was 7.29%.

    The Company's net income for the quarter ended June 30, 2001 was $99.9 million, compared to $83.7 million for the quarter ended June 30, 2000. Earnings per share totaled $1.58 and $1.35 for the quarter ended June 30, 2001 and 2000, respectively. Earnings per share assuming full dilution totaled $1.53 and $1.30 for quarter ended June 30, 2001 and 2000, respectively.

    Earnings per share for the quarter ended June 30, 2001 is based upon weighted average shares outstanding of 63.4 million shares, excluding potential common stock, and 65.8 million shares, assuming full dilution. Earnings per share for the quarter ended June 30, 2000 is based on 62.2 million shares, excluding potential common stock, and 64.6 million shares, assuming full dilution. The increase in weighted average shares outstanding primarily resulted from the issuance of shares related to the Company's employee stock option and purchase plans.

Comparison of Results for the Six Months Ended June 30, 2001 to the Six Months Ended June 30, 2000

    The following table depicts premium revenue by business segment:

	Six Months Ended June 30,
(In thousands)	2001	2000
Large Employer Group	$3,360,690	$2,381,648
Individual and Small Employer Group	1,639,890	1,480,336
Other	358,615	261,123

Consolidated	$5,359,195	$4,123,107

    Premium revenue increased 29.9%, or $1,236.1 million, to $5,359.2 million for the six months ended June 30, 2001 from $4,123.1 million for the six months ended June 30, 2000. The increase was primarily due to $720.8 million of premium revenue related to the Cerulean and Rush Prudential acquisitions, representing 58.3% of the increase. Excluding acquisitions, premium revenue would have increased 12.5% for the six months ended June 30, 2001. The increase was primarily due to an increase in insured member months of approximately 12.8% primarily in the Large Employer Group business segment, and the implementation of price increases overall.

    The following table depicts management services revenue by business segment:

	Six Months Ended June 30,
(In thousands)	2001	2000
Large Employer Group	$236,885	$186,779
Individual and Small Employer Group	235	1,658
Other	50,895	32,906

Consolidated	$288,015	$221,343

    Management services revenue increased 30.1%, or $66.7 million, to $288.0 million for the six months ended June 30, 2001 from $221.3 million for the six months ended June 30, 2000. The increase was primarily due to $47.0 million of management services revenue related to the Cerulean and Rush Prudential acquisitions, representing 70.5% of the increase. Excluding acquisitions, management services revenue would have increased 8.9% for the six months ended June 30, 2001. The increase was primarily due to an increase in management services member months of approximately 0.4%, primarily in the Large Employer Group business segment, the implementation of price increases overall and an increase in pharmacy benefit management services revenues.

    Investment income was $113.6 million for the six months ended June 30, 2001 compared to $89.6 million for the six months ended June 30, 2000, an increase of $24.0 million or 26.8%. The Cerulean and Rush Prudential acquisitions represented $9.7 million, or 40.4%, of the increase. Excluding acquisitions, investment income would have increased $14.3 million or 15.9%. The increase was primarily due to net interest and dividend income, which increased $11.5 million to $111.5 million for the six months ended June 30, 2001 in comparison to $100.0 million for the six months ended June 30, 2000. This increase resulted from higher average investment balances during the six months ended June 30, 2001 versus 2000, in addition to an increase in net realized gains of $4.2 million. (See "—Liquidity and Capital Resources").

    The loss ratio attributable to managed care and related products for the six months ended June 30, 2001 increased to 81.2% compared to 80.9% for the six months ended June 30, 2000. The acquired Cerulean business has traditionally experienced a higher loss ratio than the Company's core businesses due to its higher percentage of Large Employer Group business and fewer managed care offerings. Excluding the Cerulean and Rush Prudential acquisitions, the loss ratio would have been 80.7% for the six months ended June 30, 2001. The decline was due primarily to the effect of price increases primarily within the Large Employer Group business segment.

    The selling expense ratio for the six months ended June 30, 2001 decreased to 4.2% compared to 4.4% for the six months ended June 30, 2000. The acquired Cerulean business has traditionally experienced a lower selling expense ratio due primarily to its lower percentage of Individual and Small Employer Group business. Excluding the Cerulean and Rush Prudential acquisitions, the selling expense ratio would have remained unchanged for the six months ended June 30, 2001.

    The administrative expense ratio remained unchanged at 14.0% for the six months ended June 30, 2001 in comparison to the six months ended June 30, 2000. The acquired Cerulean and Rush Prudential acquisitions, have historically experienced higher administrative expense ratios than the Company's core businesses due to a higher percentage of administrative services business. Excluding acquisitions, the administrative expense ratio would have been 13.9%. The overall decline is primarily attributable to savings from the integration of information systems centers related to acquired businesses on the Company's information systems platform, economies of scale associated with premium revenue growth in relation to fixed corporate administrative expenses in addition to technology investments made by the Company (e.g., electronic claims submission, internet self-service and interactive voice response).

    Interest expense increased $9.0 million for the six months ended June 30, 2001 compared to the six months ended June 30, 2000. The increase in interest expense was related to the higher average debt balance for the six months ended June 30, 2001 in comparison to the six months ended June 30, 2000, primarily due to the Cerulean acquisition. The weighted average interest rate for all debt for the six months ended June 30, 2001, including the fees associated with the Company's borrowings and interest rate swap agreements, was 6.85%.

    The Company's net income for the six months ended June 30, 2001 was $196.4 million, compared to $163.3 million for the six months ended June 30, 2000. Earnings per share totaled $3.11 and $2.61 for the six months ended June 30, 2001 and 2000, respectively. Earnings per share assuming full dilution totaled $3.00 and $2.53 for the six months ended June 30, 2001 and 2000, respectively.

    Earnings per share for the six months ended June 30, 2001 is based upon weighted average shares outstanding of 63.2 million, excluding potential common stock, and 65.8 million shares, assuming full dilution. Earnings per share for the six months ended June 30, 2000 is based on 62.5 million shares, excluding potential common stock, and 64.8 million shares, assuming full dilution. The increase in weighted average shares outstanding primarily resulted from the issuance of shares related to the Company's employee stock option and purchase plans.

Financial Condition

    The Company's consolidated assets increased by $1,458.9 million, or 26.5%, from $5,504.7 million as of December 31, 2000 to $6,963.6 million as of June 30, 2001. The increase in total assets was primarily due to the acquisition of Cerulean, which accounted for $661.8 million or 45.3% of the increase. Excluding Cerulean, the increase in total assets was primarily due to growth in cash and investments of $825.9 million or 27.9%. Cash and investments totaled $4.4 billion as of June 30, 2001, or 63.2% of total assets.

    Overall claims liabilities increased $243.4 million, or 12.8%, from $1,892.2 million as of December 31, 2000 to $2,135.6 million as of June 30, 2001. This increase is primarily due to the Cerulean acquisition.

    As of June 30, 2001, the Company's long-term indebtedness was $936.3 million, of which $152.4 million was related to the Company's Zero Coupon Convertible Subordinated Debentures (the "Debentures"), $335.0 million was related to the Company's revolving credit facility and $448.9 million was related to the Company's 6 3/8% Notes due 2006. (See Note 3 to the Consolidated Financial Statements). As a result of the Cerulean acquisition, the Company incurred $500.0 million of indebtedness under its revolving credit facility. During the quarter ended June 30, 2001, the Company utilized the proceeds from the aforementioned 6 3/8% Notes to reduce the outstanding balance of the Company revolving credit facility. As of December 31, 2000, the Company's long-term indebtedness was $400.9 million, of which $250.0 million was related to the Company's revolving credit facility and $150.9 million was related to the Debentures.

    Stockholders' equity totaled $1,887.4 million as of June 30, 2001, an increase of $243.0 million from $1,644.4 million as of December 31, 2000. The increase was primarily due to net income of $196.4 million for the six months ended June 30, 2001 in addition to $41.2 million of net proceeds from the reissuance of stock related to the Company's employee stock option and purchase plans, in addition to an increase in other comprehensive income of $5.3 million, primarily related to an increase in net unrealized gains on investment securities (See Note 6 to the Consolidated Financial Statements).

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

    The Company generally receives premium revenue in advance of anticipated claims for related health care services and other benefits. The Company's investment policies are designed to provide liquidity, preserve capital and maximize yield. Cash and investment balances maintained by the Company are sufficient to meet applicable regulatory financial stability and net worth requirements, including license requirements of the Blue Cross Blue Shield Association. As of June 30, 2001, the Company's investment portfolio consisted primarily of investment grade fixed-maturity securities.

    Cash flow provided by operating activities was $280.3 million for the six months ended June 30, 2001, compared with $238.1 million for the six months ended June 30, 2000. Cash flow from operations for the six months ended June 30, 2001 was due primarily to net income of $196.4 million, and increases in liabilities related to the growth of insured members and the timing of other operating liability payments. These items were partially offset by an increase in accounts receivable of $63.3 million, which was primarily related to the timing of collection of large customer receivables in the normal course of business, and a decline in income taxes payable of $32.6 million primarily related to tax payments made during the quarter ended June 30, 2001.

    Net cash used in investing activities for the six months ended June 30, 2001 totaled $657.4 million, compared with $355.9 million for the six months ended June 30, 2000. The cash used in the first six months of 2001 was attributable primarily to the purchase of investments and property and equipment, net of sales proceeds of $1.8 billion and $43.7 million, respectively, and the purchase of Cerulean net of acquired cash of $555.2 million. Proceeds from investments sold and matured totaled $1.7 billion, partially offsetting the aforementioned purchases.

    Net cash provided by financing activities totaled $575.2 million in the first six months of 2001 compared to net cash used in financing activities of $43.9 million in the six months ended June 30, 2000. The increase was primarily related to additional debt incurred to finance the Cerulean acquisition of $500.0 million, in addition to the receipt of proceeds from the issuance of stock related to the Company's employee stock option and purchase programs of $41.2 million.

    Effective as of March 30, 2001, the Company entered into two new unsecured revolving credit facilities allowing aggregate indebtedness of $1.0 billion. Upon execution of these facilities, the Company terminated its prior $1.0 billion unsecured revolving facility. Borrowings under these facilities (which are generally referred to collectively in this Quarterly Report on Form 10-Q as the Company's "revolving credit facility") bear interest at rates determined by reference to the bank's base rate or to the London Inter Bank Offered Rate ("LIBOR") plus a margin determined by reference to the then-current rating of the Company's unsecured long-term debt by specified rating agencies. One facility, which provides for borrowings of up to $750,000,000, expires as of March 30, 2006, although it may be extended for up to two additional one-year periods under certain circumstances. The other facility, which provides for borrowings of up to $250,000,000, expires as of March 30, 2002. Any amount outstanding under this facility as of March 30, 2002 may be converted into a one-year term loan at the option of the Company. Borrowings under the facilities are made on a committed basis or, in the case of the $750.0 million facility, pursuant to an auction bid process. The $750.0 million facility also contains sublimits for letters of credit and "swingline" loans. Each credit agreement requires the Company to maintain certain financial ratios and contains restrictive convenants, including restrictions on the occurrence of additional indebtedness and the granting of certain liens, limitations on acquisitions and investments and limitations on changes in control (See Note 4 to the Consolidated Financial Statements). The total amount outstanding under these facilities was $335.0 million as of June 30, 2001. The total amount outstanding under the Company's prior revolving credit facility was $250.0 million as of December 31, 2000.

    As a part of a hedging strategy to limit its exposure to variable interest rate increases, the Company entered into interest rate swap agreements in order to reduce the volatility of interest expense resulting from changes in interest rates. The swap agreements are contracts to exchange variable-rate interest payments (weighted average rate for the six months ended June 30, 2001 of 5.57%) for fixed-rate interest payments (weighted average rate for the six months ended June 30, 2001 of 7.01%) without the exchange of the underlying notional amounts. As of June 30, 2001, the Company had entered into $200 million of fixed rate swap agreements, which consisted of a $150 million notional amount swap agreement at 6.99% maturing on October 17, 2003 and a $50 million notional amount swap agreement at 7.06% maturing on October 17, 2006.

    The Company has entered into foreign currency forward exchange contracts for each of the fixed maturity securities on hand as of June 30, 2001 denominated in foreign currencies in order to hedge asset positions with respect to currency fluctuations related to these securities. Subsequent to the implementation of SFAS No. 133, all gains and losses from both effective and ineffective forward exchange contracts will be reflected in investment income offset by the related gains and losses on the Company's available-for-sale foreign securities (See Note 9 to the Consolidated Financial Statements). In addition, the Company has entered into forward exchange contracts to hedge the foreign currency risk between the trade date and the settlement date when a foreign currency denominated bond is purchased. Gains and losses from these contracts are recognized in income.

    Certain of the Company's subsidiaries are required to maintain minimum capital requirements prescribed by various regulatory agencies, including the California Department of Managed Health Care and the Departments of Insurance in various states. As of June 30, 2001 (or the most recent earlier date with respect to which compliance is required), those subsidiaries of the Company were in compliance with all minimum capital requirements.

    In July 1996, the Company filed a registration statement relating to the issuance of $1.0 billion of senior or subordinated unsecured indebtedness. On June 15, 2001, the Company issued $450.0 million aggregate principal amount at maturity of 6 3/8% Notes due June 15, 2006 (the "Notes") under this registration statement. The net proceeds of this offering totaled approximately $449.0 million. The net proceeds from the sale of the Notes were used for repayment of indebtedness under the Company's revolving credit facilities. The Notes bear interest at a rate of 6 3/8% per annum, payable semi-annually in arrears on June 15 and December 15 of each year commencing December 15, 2001. Interest will be computed on the basis of a 360-day year of twelve 30-day months.

    The Notes may be redeemed, in whole or in part, at the Company's option at any time. The redemption price for any Notes redeemed will be equal to the greater of the following amounts; 1) 100% of the principal amount of the Notes being redeemed on the redemption date; and 2) the sum of the present values of the remaining scheduled payments of principal and interest on the Notes being redeemed on that redemption date (not including any portion of any payments of interest accrued to the redemption date) discounted to the redemption date on a semiannual basis at the Treasury rate as determined by the Reference Treasury Dealer (Salomon Smith Barney Inc. or UBS Warburg LLC or their respective successors), plus 25 basis points. In each case, the redemption price will also include, accrued and unpaid interest on the Notes to the redemption date.

    The Notes are unsecured obligations and rank equally with all of the Company's existing and future senior unsecured indebtedness. All existing and future liabilities of the Company's subsidiaries are and will be effectively senior to the Notes. The indenture governing the Notes contains a covenant that limits the Company's ability and that of the Company's subsidiaries to create liens on Company property or assets to secure certain indebtedness without also securing the Notes.

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

    The Company's operations are subject to substantial regulation by federal, state and local agencies in all jurisdictions in which the Company operates. Many of these agencies have increased their scrutiny of managed health care companies in recent periods or are expected to increase their scrutiny, as newly passed legislation becomes effective. From time to time, the Company and its subsidiaries receive requests for information from regulatory agencies or are notified that such agencies are conducting reviews, investigations or other proceedings with respect to certain of the Company's activities. The Company also provides insurance products to Medi-Cal beneficiaries in various California counties under contracts with the California Department of Health Services (or delegated local agencies) and provides administrative services to the Health Care Finance Administration ("HCFA") in various capacities. There can be no assurance that acting as a government contractor in these circumstances will not increase the risk of heightened scrutiny by such government agencies or that such scrutiny will not have a material adverse effect on the Company, either through negative publicity about the Company or through an adverse impact on the Company's results of operations. In addition, profitability from this business may be adversely affected through inadequate premium rate increases due to governmental budgetary issues. Future actions by any regulatory agencies may have a material adverse effect on the Company's business. See also "—General—Federal "Patient's Bill of Rights' Legislation."

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

    In June 2000, the California Medical Association filed a lawsuit in U.S. district court in San Francisco against BCC. The lawsuit alleges that BCC violated the RICO Act through various misrepresentations to and inappropriate actions against health care providers. In late 1999, a number of class-action lawsuits were brought against several of the Company's competitors alleging, among other things, various misrepresentations regarding their health plans and breaches of fiduciary obligations to health plan members. In August 2000, the Company was added as a party to Shane v. Humana, et al., a class-action lawsuit brought on behalf of health care providers nationwide. In addition to the RICO claims brought in the California Medical Association lawsuit, this lawsuit also alleges violations of ERISA, federal and state "prompt pay" regulations and certain common law claims. In October 2000, the federal Judicial Panel on Multidistrict Litigation issued an order consolidating the California Medical Association lawsuit, the Shane lawsuit and various other pending managed care class-action lawsuits against other companies before District Court Judge Federico Moreno in the Southern District of Florida for purposes of the pretrial proceedings. In March 2001, Judge Moreno dismissed the plaintiffs' claims based on violation of the RICO Act, although the dismissal was made without prejudice to the plaintiffs' ability to subsequently refile their claims. Judge Moreno also dismissed, with prejudice, the plaintiffs' federal prompt pay law claims. On March 26, 2001, the California Medical Association filed an amended complaint in its lawsuit, alleging, among other things, revised RICO claims and violations of California law. A hearing on the plaintiffs' motion to certify a class was held in early May 2001. On May 9, 2001, Judge Moreno issued an order requiring that all discovery in the litigation be completed by December 2001, with the exception of discovery related to expert witnesses, which must be completed by March 15, 2002. In June 2001, the federal Eleventh Circuit Court of Appeals issued a stay of Judge Moreno's discovery order, pending a hearing before the Court of Appeals on the Company's appeal of its motion to compel arbitration (which had earlier been granted in part and denied in part by Judge Moreno). The financial and operational impact that these and other evolving theories of recovery will have on the managed care industry generally, or the Company in particular, is at present unknown.

    The Company's future results will depend in large part on accurately predicting health care costs incurred on existing business and upon the Company's ability to control future health care costs through product and benefit design, underwriting criteria, utilization management and negotiation of favorable provider contracts. Changes in mandated benefits, utilization rates, demographic characteristics, health care practices, provider consolidation, inflation, new pharmaceuticals/ technologies, clusters of high-cost cases, the regulatory environment and numerous other factors are beyond the control of any health plan provider and may adversely affect the Company's ability to predict and control health care costs and claims, as well as the Company's financial condition, results of operations or cash flows. In addition, actual or expected economic downturns could negatively affect the Company's results of operations as employers terminate existing employees or employees increase their utilization of medical care in anticipation of a loss of employer-paid benefits. Periodic renegotiations of hospital and other provider contracts coupled with continued consolidation of physician, hospital and other provider groups may result in increased health care costs and limit the Company's ability to negotiate favorable rates. In recent years, large physician practice management companies have experienced extreme financial difficulties, including bankruptcy, which may subject the Company to increased credit risk related to provider groups and cause the Company to incur duplicative claims expense. Additionally, the Company faces competitive pressure to contain premium prices. In connection with the introduction of new individual PPO plans in California in January 2001, the Company has announced that it will not raise premiums to certain members during portions of 2001. Fiscal concerns regarding the continued viability of government-sponsored programs such as Medicare and Medicaid may cause decreasing reimbursement rates for these programs. Any limitation on the Company's ability to increase or maintain its premium levels, design products, implement underwriting criteria or negotiate competitive provider contracts may adversely affect the Company's financial condition or results of operations.

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

    With respect to the risk-sharing nature of products, managed care products that involve greater potential risk to the Company generally tend to be more profitable than management services products and those managed care products where the Company is able to shift risks to employer groups. Individuals and small employer groups are more likely to purchase the Company's higher-risk managed care products because such purchasers are generally unable or unwilling to bear greater liability for health care expenditures. Typically, government-sponsored programs involve the Company's higher-risk managed care products. Over the past few years, the Company has experienced a decline in margins in its higher-risk managed care products and to a lesser extent on its lower-risk managed care and management services products. This decline is primarily attributable to product mix change, product design, competitive pressure and greater regulatory restrictions applicable to the small employer group market. From time to time, the Company has implemented price increases in certain of its managed care businesses. While these price increases are intended to improve profitability, there can be no assurance that this will occur. Subsequent unfavorable changes in the relative profitability between the Company's various products could have a material adverse effect on the Company's results of operations and on the continued merits of the Company's geographic expansion strategy.

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

PART II OTHER INFORMATION

ITEM 4. Submission of Matters to a Vote of Securityholders

  On May 8, 2001, the annual meeting of stockholders of the Company was held. The agenda items for such meeting are shown below along with the vote of the Company's Common Stock with respect to such agenda items.

  1.
  Election of two Class II Directors to serve until the 2004 Annual Meeting of Stockholders or the election of their successors.

Nominee:	Stephen L. Davenport Votes FOR: 50,733,159 Votes WITHHELD AUTHORITY: 3,129,892
Nominee:	Warren Y. Jobe Votes FOR: 53,463,753 Votes WITHHELD AUTHORITY: 399,298

  The terms of W. Toliver Besson, Roger E. Birk, Sheila P. Burke, Julie A. Hill, Elizabeth A. Sanders and Leonard D. Schaffer continued after the meeting.

  2.
  Proposal to approve an amendment to the Company's Executive Officer Annual Incentive Plan in order to increase the maximum bonus that may be awarded to a single participant over a certain period.

Votes FOR:	43,691,199
Votes AGAINST:	9,886,539
Votes ABSTAIN:	285,313
Broker non-votes:	0
  3.
  Ratification of the selection of PricewaterhouseCoopers LLP as the Company's independent public accountants for the fiscal year ending December 31, 2001.

Votes FOR:	53,383,614
Votes AGAINST:	305,928
Votes ABSTAIN:	173,509
Broker non-votes:	0

ITEM 6. Exhibits and Reports on Form 8-K

(a)	Exhibits
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
4.05	Amended and Restated Indenture dated as of June 8, 2001 by and between the Registrant and The Bank of New York, as trustee.
4.06	Form of 6 3/8% Note due 2006, incorporated by reference to Exhibit 4.1 to the Registrant's Current Report on Form 8-K dated June 12, 2001.
10.01	Amendment No. 1 to the WellPoint 401(k) Retirement Savings Plan (as amended through January 1, 2001)
10.02	Amendment No. 4 to the WellPoint Health Networks Inc. Pension Accumulation Plan.
  (b)
  Reports on Form 8-K

    On June 12, 2001, the Company filed a Current Report on Form 8-K which reported that the Company proposed to issue senior notes due 2006.

    On June 14, 2001, the Company filed a Current Report on Form 8-K which reported that the Company had entered into an underwriting agreement for the issuance and sale of $450,000,000 aggregate principal amount of the Company's 6 3/8% Notes due 2006.

    On July 11, 2001, the Company filed a Current Report on Form 8-K which reported that Blue Cross of California ("BCC"), a wholly owned subsidiary of the Company, intended to modify certain compensation mechanisms for participating medical groups serving members of BCC's health maintenance organization in California.

SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WELLPOINT HEALTH NETWORKS INC. Registrant
Date: August 14, 2001	By:	/s/ LEONARD D. SCHAEFFER Leonard D. Schaeffer Chairman of the Board of Directors and Chief Executive Officer
Date: August 14, 2001	By:	/s/ DAVID C. COLBY David C. Colby Executive Vice President and Chief Financial Officer
Date: August 14, 2001	By:	/s/ KENNETH C. ZUREK Kenneth C. Zurek Senior Vice President, Controller and Taxation

QuickLinks

ITEM 1. Financial Statements
Consolidated Balance Sheets
Consolidated Income Statements
Consolidated Statement of Changes in Stockholders' Equity
WellPoint Health Networks Inc. Consolidated Statements of Cash Flows (Unaudited)
Notes to Consolidated Financial Statements
ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
ITEM 3. Quantitative and Qualitative Disclosures About Market Risk
PART II OTHER INFORMATION
ITEM 4. Submission of Matters to a Vote of Securityholders
ITEM 6. Exhibits and Reports on Form 8-K
SIGNATURES