Form 10-Q
period 2001-09-30
WELLPOINT HEALTH NETWORKS INC /DE/
filed 2001-11-09
CIK 1013220

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

/x/	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2001

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

    Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

Title of each class	Outstanding at November 6, 2001
Common Stock, $0.01 par value	63,766,101 shares

WellPoint Health Networks Inc.
Quarterly Report on Form 10-Q for the Quarter Ended September 30, 2001
Table Of Contents

		Page
PART I.	FINANCIAL INFORMATION
ITEM 1.	Financial Statements
	Consolidated Balance Sheets as of September 30, 2001 and December 31, 2000	1
	Consolidated Income Statements for the Quarter and Nine Months Ended September 30, 2001 and 2000	2
	Consolidated Statement of Changes in Stockholders' Equity for the Nine Months Ended September 30, 2001	3
	Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2001 and 2000	4
	Notes to Consolidated Financial Statements	5
ITEM 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	16
ITEM 3.	Quantitative and Qualitative Disclosures About Market Risk	33
PART II.	OTHER INFORMATION
ITEM 6.	Exhibits and Reports on Form 8-K	34
SIGNATURES		35

ITEM 1. Financial Statements

WellPoint Health Networks Inc.
Consolidated Balance Sheets
(Unaudited)

(In thousands, except share data)	September 30, 2001	December 31, 2000
ASSETS
Current Assets:
Cash and cash equivalents	$530,376	$566,889
Investment securities, at market value	3,933,673	3,096,350
Receivables, net	983,154	699,868
Deferred tax assets	75,588	77,757
Other current assets	90,724	59,545

Total Current Assets	5,613,515	4,500,409
Property and equipment, net	213,796	151,031
Intangible assets, net	437,347	165,164
Goodwill, net	717,932	418,120
Long-term investments, at market value	120,093	116,811
Deferred tax assets	19,298	92,982
Other non-current assets	100,957	60,189

Total Assets	$7,222,938	$5,504,706

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Medical claims payable	$1,812,910	$1,566,569
Reserves for future policy benefits	66,100	58,085
Unearned premiums	273,034	232,132
Accounts payable and accrued expenses	821,569	513,637
Experience rated and other refunds	244,531	249,725
Income taxes payable	127,152	53,898
Other current liabilities	545,671	398,867

Total Current Liabilities	3,890,967	3,072,913
Accrued postretirement benefits	87,794	71,510
Reserves for future policy benefits, non-current	227,151	267,552
Long-term debt	887,151	400,855
Other non-current liabilities	106,445	47,459

Total Liabilities	5,199,508	3,860,289
Stockholders' Equity:
Preferred Stock—$0.01 par value, 50,000,000 shares authorized, none issued and outstanding	—	—
Common Stock—$0.01 par value, 300,000,000 shares authorized, 71,390,971 issued at September 30, 2001 and December 31, 2000	714	714
Treasury stock, at cost, 7,754,468 and 8,566,399 shares at September 30, 2001 and December 31, 2000, respectively	(483,807)	(536,524)
Additional paid-in capital	996,365	983,028
Retained earnings	1,441,287	1,145,464
Accumulated other comprehensive income	68,871	51,735

Total Stockholders' Equity	2,023,430	1,644,417

Total Liabilities and Stockholders' Equity	$7,222,938	$5,504,706

See the accompanying notes to the consolidated financial statements.

WellPoint Health Networks Inc.
Consolidated Income Statements
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands, except earnings per share)
	2001	2000	2001	2000
Revenues:
Premium revenue	$3,025,184	$2,184,639	$8,384,379	$6,307,746
Management services revenue	156,191	115,376	444,206	336,719
Investment income	64,097	53,309	177,746	142,940

	3,245,472	2,353,324	9,006,331	6,787,405
Operating Expenses:
Health care services and other benefits	2,471,152	1,762,220	6,824,849	5,097,757
Selling expense	127,277	101,313	363,777	290,825
General and administrative expense	429,234	324,658	1,217,690	932,052

	3,027,663	2,188,191	8,406,316	6,320,634

Operating Income	217,809	165,133	600,015	466,771
Interest expense	14,590	5,657	36,332	18,430
Other expense, net	19,399	12,749	51,331	33,805

Income before Provision for Income Taxes	183,820	146,727	512,352	414,536
Provision for income taxes	75,374	57,223	207,474	161,721

Net Income	$108,446	$89,504	$304,878	$252,815

Earnings Per Share	$1.70	$1.43	$4.81	$4.04

Earnings Per Share Assuming Full Dilution	$1.64	$1.38	$4.64	$3.91

Weighted Average Shares Outstanding	63,605	62,491	63,319	62,511

Fully Diluted Weighted Average Shares Outstanding	66,456	65,141	65,996	64,938

See the accompanying notes to the consolidated financial statements.

WellPoint Health Networks Inc.
Consolidated Statement of Changes in Stockholders' Equity
(Unaudited)

		Common Stock
		Issued		In Treasury				Accumulated Other Comprehensive Income
(In thousands)	Preferred Stock					Additional Paid-in Capital	Retained Earnings
		Shares	Amount	Shares	Amount				Total
Balance as of December 31, 2000	$—	71,391	$714	8,566	$(536,524)	$983,028	$1,145,464	$51,735	$1,644,417
Stock grants to employees and directors				(12)	757				757
Stock issued for employee stock option and stock purchase plans				(875)	59,393	13,337			72,730
Stock repurchased, at cost				75	(7,433)				(7,433)
Net losses from treasury stock reissued							(9,055)		(9,055)
Comprehensive income
Net income							304,878		304,878
Other comprehensive income, net of tax
Change in unrealized valuation adjustment on Investment securities, net								27,087	27,087
Cash flow hedges, net								(9,689)	(9,689)
Foreign currency adjustments, net								(262)	(262)

Total comprehensive income							304,878	17,136	322,014

Balance as of September 30, 2001	$—	71,391	$714	7,754	$(483,807)	$996,365	$1,441,287	$68,871	$2,023,430

See the accompanying notes to the consolidated financial statements.

WellPoint Health Networks Inc.
Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended September 30,
(In thousands)
	2001	2000
Cash flows from operating activities:
Net Income	$304,878	$252,815
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization, net of accretion	79,401	55,737
Loss on sales of assets, net	8,713	14,972
Provision (benefit) for deferred income taxes	78,416	(12,252)
Amortization of deferred gain on sale of building	(3,320)	(3,320)
Accretion of interest on zero coupon convertible subordinated debentures	2,270	2,224
(Increase) decrease in certain assets:
Receivables, net	(119,269)	(144,762)
Other current assets	(21,218)	(5,016)
Other non-current assets	(3,602)	727
Increase (decrease) in certain liabilities:
Medical claims payable	(12,034)	178,879
Reserves for future policy benefits	(40,201)	(21,254)
Unearned premiums	7,032	3,807
Accounts payable and accrued expenses	126,256	97,328
Experience rated and other refunds	(8,724)	9,860
Income taxes payable	43,216	(71,104)
Other current liabilities	87,641	25,668
Accrued postretirement benefits	2,937	1,855
Other non-current liabilities	(86,716)	692

Net cash provided by operating activities	445,676	386,856

Cash flows from investing activities:
Investments purchased	(3,174,306)	(2,731,253)
Proceeds from investments sold and matured	2,766,619	2,491,508
Property and equipment purchased	(68,465)	(34,410)
Proceeds from property and equipment sold	9,130	1,842
Acquisition of new businesses, net of cash acquired	(556,192)	(142,730)

Net cash used in investing activities	(1,023,214)	(415,043)

Cash flows from financing activities:
Net borrowing of long-term debt under revolving credit facilities	35,000	50,000
Net borrowing of long-term debt under 6 3/8% Notes due 2006	449,026	—
Proceeds from issuance of common stock	64,432	56,601
Common stock repurchased	(7,433)	(174,602)

Net cash provided by (used in) financing activities	541,025	(68,001)

Net decrease in cash and cash equivalents	(36,513)	(96,188)
Cash and cash equivalents at beginning of period	566,889	505,014

Cash and cash equivalents at end of period	$530,376	$408,826

See the accompanying notes to the consolidated financial statements.

WellPoint Health Networks Inc.
Notes to Consolidated Financial Statements
(Unaudited)

1.  Organization

    WellPoint Health Networks Inc. (the "Company" or "WellPoint") is one of the nation's largest publicly traded managed health care companies. As of September 30, 2001, WellPoint had approximately 10.0 million medical members and approximately 44.3 million specialty members. The Company offers a broad spectrum of network-based managed care plans. WellPoint provides these plans to the large and small employer, individual and senior markets. The Company's managed care plans include preferred provider organizations ("PPOs"), health maintenance organizations ("HMOs"), point-of-service ("POS") plans, other hybrid medical plans and traditional indemnity plans. In addition, the Company offers managed care services, including underwriting, actuarial service, network access, medical cost management and claims processing. The Company also provides a broad array of specialty and other products and services including pharmacy, dental, utilization management, life insurance, preventive care, disability, behavioral health, COBRA and flexible benefits account administration. The Company markets its products in California primarily under the name Blue Cross of California, in Georgia primarily under the name Blue Cross Blue Shield of Georgia and in other states primarily under the name UNICARE. Historically, the Company's primary market for managed care products has been California. The Company holds the exclusive right to market its products under the Blue Cross name and mark in California and under the Blue Cross Blue Shield name and mark in Georgia.

2.  Basis of Presentation

    The accompanying unaudited consolidated financial statements of WellPoint, in the opinion of management, reflect all material adjustments (which are of a normal recurring nature) necessary for a fair statement of its financial position as of September 30, 2001, the results of its operations for the quarter and nine months ended September 30, 2001 and 2000, cash flows for the nine months ended September 30, 2001 and 2000 and its changes in stockholders' equity for the nine months ended September 30, 2001. The results of operations for the interim periods presented are not necessarily indicative of the operating results for the full year.

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

    As a result of the acquisition of Cerulean, the Company estimates that it will incur $114.2 million in expenses primarily related to change in control payments to Cerulean management and transaction costs. Generally accepted accounting principles require that these expenses, which are not associated with the generation of future revenues and have no future economic benefit, be reflected as assumed liabilities in the allocation of the purchase price to the net assets acquired.

    Cash of $200.0 million and debt of $500.0 million were used to purchase net assets with a fair value of approximately $314.2 million. Goodwill and other intangibles totaling $618.9 million includes $118.9 million of deferred taxes and $114.2 million of the aforementioned assumed liabilities. Goodwill and other intangibles are being amortized on a straight-line basis over 20 years for goodwill and ranging from five to 40 years for other intangible assets. The purchase price allocation between goodwill and identifiable intangible assets had not been finalized as of September 30, 2001.

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

    The pro forma financial information is presented for informational purposes only and may not be indicative of the results of operations had the Company been a single entity during the three months and nine months ended September 30, 2001 and 2000, nor is it necessarily indicative of future results of operations. Pro forma earnings per share assuming full dilution is based on 66.5 million and 65.1 million weighted average shares outstanding during the three months ended September 30, 2001 and 2000, respectively. For the nine months ended September 30, 2001 and 2000, pro forma earnings per share assuming full dilution is based on 66.0 million and 64.9 million weighted average shares outstanding, respectively.

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands, except per share data)
	2001	2000	2001	2000
Revenues	$3,245,472	$2,910,243	$9,487,392	$8,458,875
Net Income	$108,446	$82,859	$311,831	$247,687
Earnings Per Share
Basic	$1.70	$1.33	$4.92	$3.96
Diluted	$1.64	$1.28	$4.75	$3.84

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

Revolving Credit Facility

    Effective as of March 30, 2001, the Company entered into two new unsecured revolving credit facilities allowing aggregate indebtedness of $1.0 billion. Upon execution of these facilities, the Company terminated its prior $1.0 billion unsecured revolving facility. Borrowings under these facilities (which are generally referred to collectively in this Quarterly Report on Form 10-Q as the Company's "revolving credit facility") bear interest at rates determined by reference to the bank's base rate or to the London Inter Bank Offered Rate ("LIBOR") plus a margin determined by reference to the then-current rating of the Company's unsecured long-term debt by specified rating agencies. One facility, which provides for borrowings of up to $750,000,000, expires as of March 30, 2006, although it may be extended for up to two additional one-year periods under certain circumstances. The other facility, which provides for borrowings of up to $250,000,000, expires as of March 30, 2002. Any amount outstanding under this facility as of March 30, 2002 may be converted into a one-year term loan at the option of the Company. Borrowings under the facilities are made on a committed basis or, in the case of the $750.0 million facility, pursuant to an auction bid process. The $750.0 million facility also contains sublimits for letters of credit and "swingline" loans. Each credit agreement requires the Company to maintain certain financial ratios and contains restrictive convenants, including restrictions on the occurrence of additional indebtedness and the granting of certain liens, limitations on acquisitions and investments and limitations on changes in control. The total amount outstanding under these facilities was $285.0 million as of September 30, 2001. The total amount outstanding under the Company's prior revolving credit facility was $250.0 million as of December 31, 2000.

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

    On October 6, 1999, the Board of Directors authorized the repurchase of some or all of the Company's Debentures for cash. The Company did not repurchase any Debentures during the nine months ended September 30, 2001 and year ended December 31, 2000. During the year ended December 31, 1999, the Company repurchased $81.0 million in aggregate principal amount at maturity of the Company's Debentures at a total purchase price of $49.8 million. The gain on such repurchase is shown on the Company's income statement as an extraordinary gain, net of applicable tax.

    As of September 30, 2001 and December 31, 2000, the Company had $153.1 million and $150.9 million (based upon the original issue price plus accrued interest), respectively, of Debentures outstanding. Accrued interest related to the Debentures was $6.7 million and $3.1 million, respectively, as of September 30, 2001 and December 31, 2000.

5.  Earnings Per Share

    The following is an illustration of the dilutive effect of the Company's potential common stock on earnings per share ("EPS"). There were no antidilutive securities in any of the periods presented.

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands except per share data)
	2001	2000	2001	2000
Basic Earnings Per Share Calculation:
Numerator
Net Income	$108,446	$89,504	$304,878	$252,815

Denominator
Weighted average shares outstanding	63,605	62,491	63,319	62,511

Earnings Per Share	$1.70	$1.43	$4.81	$4.04

Earnings Per Share Assuming Full Dilution Calculation:
Numerator
Net Income	$108,446	$89,504	$304,878	$252,815
Interest expense on zero coupon convertible subordinated debentures, net of tax	464	475	1,409	1,415

Adjusted Net Income	$108,910	$89,979	$306,287	$254,230

Denominator
Weighted average shares outstanding	63,605	62,491	63,319	62,511
Net effect of dilutive stock options	1,370	1,169	1,196	946
Assumed conversion of zero coupon convertible
subordinated debentures	1,481	1,481	1,481	1,481

Fully diluted weighted average shares outstanding	66,456	65,141	65,996	64,938

Earnings Per Share Assuming Full Dilution	$1.64	$1.38	$4.64	$3.91

6.  Comprehensive Income

    The following summarizes comprehensive income reclassification adjustments for the nine months ended September 30, 2001, included in the statement of changes in stockholders' equity:

(In thousands)	September 30, 2001
Investment Securities:
Holding gain on investment securities arising during the period (net of tax expense of $18,008)	$28,167
Reclassification adjustment for realized loss on investment securities (net of tax benefit of $690)	(1,080)

27,087

Fair Value Hedges:
Holding loss related to foreign exchange transactions (net of tax benefit of $625)	(978)
Transition adjustment (net of tax expense of $167)	262
Reclassification adjustment related to foreign exchange gain on investment securities (net of tax expense of $290)	454

(262)

Cash Flow Hedges:
Holding loss related to swap transactions (net of tax benefit of $3,484)	(5,450)
Transition adjustment (net of tax benefit of $2,710)	(4,239)

(9,689)

Net gain recognized in other comprehensive income (net of tax expense of $10,956)	$17,136

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

    The following tables present segment information for the Large Employer Group and Individual and Small Employer Group for the quarter and nine months ended September 30, 2001 and 2000, respectively.

Quarter Ended September 30, 2001

	Large Employer Group	Individual and Small Employer Group	Corporate and Other	Consolidated
(In thousands)
Premium revenue	$1,883,228	$923,834	$218,122	$3,025,184
Management services revenue	129,325	25	26,841	156,191

Total revenue from external customers	2,012,553	923,859	244,963	3,181,375
Intercompany revenues	4,665	—	(4,665)	—
Segment net income	$77,005	$25,205	$6,236	$108,446

Segment assets	$3,622,953	$1,341,221	$2,258,764	$7,222,938

Quarter Ended September 30, 2000

	Large Employer Group	Individual and Small Employer Group	Corporate and Other	Consolidated
(In thousands)
Premium revenue	$1,283,463	$762,719	$138,457	$2,184,639
Management services revenue	95,444	622	19,310	115,376

Total revenue from external customers	1,378,907	763,341	157,767	2,300,015
Intercompany revenues	13,035	5,517	(18,552)	—
Segment net income	$70,540	$45,982	$(27,018)	$89,504

Segment assets	$2,193,392	$1,024,479	$1,952,789	$5,170,660

Nine Months Ended September 30, 2001

	Large Employer Group	Individual and Small Employer Group	Corporate and Other	Consolidated
(In thousands)
Premium revenue	$5,243,918	$2,563,724	$576,737	$8,384,379
Management services revenue	366,210	260	77,736	444,206

Total revenue from external customers	5,610,128	2,563,984	654,473	8,828,585
Intercompany revenues	14,846	—	(14,846)	—
Segment net income	$254,445	$91,513	$(41,080)	$304,878

Nine Months Ended September 30, 2000

	Large Employer Group	Individual and Small Employer Group	Corporate and Other	Consolidated
(In thousands)
Premium revenue	$3,665,111	$2,243,055	$399,580	$6,307,746
Management services revenue	282,223	2,280	52,216	336,719

Total revenue from external customers	3,947,334	2,245,335	451,796	6,644,465
Intercompany revenues	8,447	6,017	(14,464)	—
Segment net income	$183,992	$138,304	$(69,481)	$252,815

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

    The transition provisions of SFAS No.133, state that any gain or loss previously reported in accumulated other comprehensive income on a derivative that hedged an available-for-sale security, together with the gain or loss on the related security shall be reclassified to earnings as a cumulative effect type adjustment of both net income and accumulated other comprehensive income. On January 1, 2001, the Company recorded a transition adjustment as a charge to other income of approximately $0.3 million, net of tax, which represents a gain of $2.0 million on the available-for-sale bonds related to the Company's foreign exchange contracts partially offset by a loss of $1.7 million on the related hedges.

    For the nine months ended September 30, 2001, the Company recognized a net loss of $0.6 million, included in other income on the consolidated income statement, which represented the ineffective portion of all the Company's fair value hedges. All components of each derivative's gain or loss were included in the assessment of hedge effectiveness.

Cash Flow Hedges

    The Company uses interest rate swap agreements to reduce the impact of changes in interest rates on its floating rate debt under its revolving credit facility. The swap agreements are contracts to exchange variable-rate for fixed-rate interest payments without the exchange of the underlying notional amounts. During the nine months ended September 30, 2001, the Company recognized a net loss of $0.1 million reported in other income in the consolidated income statement, which represents the total ineffectiveness of all cash flow hedges.

    The adoption of SFAS No. 133 resulted in an after-tax reduction in accumulated other comprehensive income of $4.2 million to recognize at fair value all derivatives that were designated as cash flow hedges as of January 1, 2001.

    Events that are expected to occur over the next 12 months and will necessitate reclassifying the derivative losses into earnings relate primarily to the repricing of variable rate debt. The Company does not expect that the amounts that will be reclassified will be material to the Company's financial condition or results of operations.

    As of September 30, 2001 the Company had the following interest rate swap agreements in effect (notional amount in thousands):

Notional Amount	Strike Rate	Expiration Date
$150,000	6.99%	October 17, 2003
$50,000	7.06%	October 17, 2006

    As of September 30, 2001, the Company had recognized net derivative liabilities of $17.8 million.

10. New Pronouncements

    In June 2001, the Financial Accounting Standards Board (the "FASB") issued Statement of Financial Accounting Standards No. 141, "Business Combinations" ("SFAS No. 141"). SFAS No. 141 addresses financial accounting and reporting for business combinations and supersedes APB Opinion No. 16, "Business Combinations," and FASB Statement No. 38, "Accounting for Preacquisition Contingencies of Purchased Enterprises." Upon adoption of SFAS No. 141, all business combinations must be accounted for using the purchase method. The use of the pooling of interests method is now prohibited. The provisions of the new standard apply to all business combinations initiated after June 30, 2001. Based upon the Company's review of its operations conducted thus far, the Company does not expect that SFAS No. 141 will have a material effect on the financial statements of the Company.

    In June 2001, the FASB issued Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" ("SFAS No. 142"). SFAS No. 142 addresses financial accounting and reporting for acquired goodwill and other intangible assets and supersedes APB Opinion No. 17, "Intangible Assets." The new rules change the accounting methodology for goodwill from a model that amortizes goodwill to one which evaluates it for impairment. Amortization of goodwill, including previously recorded goodwill, will end upon adoption of the new rules. The new rules also eliminate amortization of other intangibles with indefinite useful lives, but these assets also will be subject to the impairment tests. SFAS 142 is effective for fiscal years beginning after December 15, 2001. Based upon the Company's review of its operations conducted thus far, the accounting impact of SFAS 142 related to goodwill amortization would increase the Company's net income by $36 million on an annual basis. The Company is currently assessing the effects the other provisions of the new standard will have on its financial statements.

    In June 2001, the FASB issued Statement of Financial Accounting Standards No. 143, "Accounting for Asset Retirement Obligations" ("SFAS No. 143"). SFAS No. 143 is effective for financial statements issued for fiscal years beginning after June 15, 2002. The Company will adopt SFAS No. 143 on January 1, 2003. The provisions of SFAS No. 143 require companies to record an asset and related liability for the costs associated with the retirement of a long-lived tangible asset if a legal liability to retire the asset exists. The Company is in the process of analyzing the provisions of SFAS No. 143;

however, the effect of adoption is not expected to have a significant impact on the Company's financial condition and results of operations.

    In October 2001, the FASB issued Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS No. 144"). SFAS No. 144 is effective for financial statements issued for fiscal years beginning after December 15, 2001. The Company plans to adopt SFAS No. 144 on January 1, 2002. This statement addresses financial accounting and reporting for the impairment or disposal of long-lived assets and supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of" and the accounting and reporting provisions of APB Opinion No. 30, "Reporting the Results of Operations—Reporting the Effects of Disposal of a Segment of a Business and Extraordinary, Unusual, and Infrequently Occurring Events and Transactions," for the disposal of a segment of business (as previously defined in that opinion). SFAS No. 144 retains the basic principles of SFAS No. 121 for long-lived assets to be disposed of by sale or held and used and broadens discontinued operations presentation to include a component of an entity that is held for sale or that has been disposed. Components must have operations and cash flows that can be clearly distinguished from the rest of the entity. The Company is in the process of analyzing the provisions of this statement.

11. Pending Transactions

    On October 17, 2001, the Company entered into a definitive agreement with RightCHOICE Managed Care Inc. ("RightCHOICE") to merge in a transaction valued at $1.3 billion, or $66 per share, for RightCHOICE common stock. Upon completion of this transaction (the "Merger"), RightCHOICE will merge with a wholly owned subsidiary of WellPoint. RightCHOICE serves 2.8 million members and is the largest managed-care company in Missouri. RightCHOICE does business in Missouri under the name Blue Cross and Blue Shield of Missouri and through its HealthLink subsidiary. HealthLink provides network rental, administrative services, workers' compensation and other non-underwritten health benefit programs to approximately 500,000 members in six neighboring states. At the effective time of the Merger, the stockholders of RightCHOICE will receive for each share of RightCHOICE Common Stock either $66 in cash or 0.6161 shares of WellPoint Common Stock. RightCHOICE stockholders will be able to elect to receive cash or WellPoint Common Stock for any or all of their shares of RightCHOICE Common Stock, subject to a prorationing mechanism which will provide that 70% of the outstanding RightCHOICE Common Stock will be converted into the right to receive WellPoint Common Stock and 30% of the outstanding RightCHOICE Common Stock will be converted into the right to receive cash. The transaction is intended to qualify as a tax-free transaction for RightCHOICE stockholders that elect to receive WellPoint Common Stock. The transaction is subject to a number of closing conditions including a vote of the RightCHOICE stockholders, approval by the Missouri and Illinois Departments of Insurance and approval by the Blue Cross Blue Shield Association. Approval by the RightCHOICE stockholders is relatively certain because the Missouri Foundation for Health (the "Foundation"), which owns approximately 57% of the outstanding RightCHOICE Common Stock, has entered into a Voting and Lockup Agreement with WellPoint, obligating the Foundation to vote in favor of the Merger (subject to certain exceptions). The Company currently expects the transaction to close during the quarter ending March 31, 2002.

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

General

    The Company is one of the nation's largest publicly traded managed health care companies. As of September 30, 2001, WellPoint had approximately 10.0 million medical members and approximately 44.3 million specialty members. As a result of the March 15, 2001 closing of the Cerulean transaction, the Company's medical membership increased by approximately 1.9 million members. The Company offers a broad spectrum of network-based managed care plans. WellPoint provides these plans to the large and small employer, individual and senior markets. The Company's managed care plans include HMOs, PPOs, POS plans, other hybrid medical plans and traditional indemnity plans. In addition, the Company offers managed care services, including underwriting, actuarial services, network access, medical cost management and claims processing. The Company also provides a broad array of specialty and other products, including pharmacy, dental, utilization management, life insurance, preventive care, disability insurance, behavioral health, COBRA and flexible benefits account administration. The Company markets its products in California primarily under the name Blue Cross of California, in Georgia primarily under the name Blue Cross Blue Shield of Georgia and in other states primarily under the name UNICARE. Historically, the Company's primary market for managed care products has been California. The Company holds the exclusive right to market its products under the Blue Cross name and mark in California and under the Blue Cross Blue Shield name and mark in Georgia.

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

    In January 2001, the Company introduced new benefit plans (known as PlanScape) to all of its individual PPO members in California. All of the Company's existing individual PPO plans in California were converted into newly designed plans, offering an array of premium levels, deductibles, cost sharing features and out-of-pocket limits. These plan changes did not affect any of the Company's PPO plans under employer-sponsored arrangements.

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

    The Company's results of operations for the quarter ended September 30, 2001 include a full quarter of earnings for its acquired operations, Rush Prudential, PrecisionRx and Cerulean. The Company's consolidated results of operations for the nine months ended September 30, 2001 include a full nine months of earnings for Rush Prudential, PrecisionRx and approximately six and a half months of earnings for Cerulean. The results of operations for the quarter ended September 30, 2000 include a full quarter of earnings for Rush Prudential and the results of operations for the nine months ended September 30, 2000 include the results of Rush Prudential for the period from March 1, 2000, its date of acquisition.

    The following table sets forth selected operating ratios. The loss ratio for health care services and other benefits is shown as a percentage of premium revenue. All other ratios are shown as a percentage of premium revenue and management services revenue combined.

	Quarter Ended September 30,		Nine Months Ended September 30,
	2001	2000	2001	2000
Operating Revenues:
Premium revenue	95.1%	95.0%	95.0%	94.9%
Management services revenue	4.9%	5.0%	5.0%	5.1%

	100.0%	100.0%	100.0%	100.0%
Operating Expenses:
Health care services and other benefits (loss ratio)	81.7%	80.7%	81.4%	80.8%
Selling expense	4.0%	4.4%	4.1%	4.4%
General and administrative expense	13.5%	14.1%	13.8%	14.0%

Membership

    The following table sets forth membership data and the percent change in membership:

Medical Membership (a) (b) (c):

	As of September 30,
			Percent Change
	2001	2000
Large Employer Group (d)
California
HMO	1,918,297	1,759,805	9.0%
PPO and Other	2,125,406	1,923,421	10.5%

Total California	4,043,703	3,683,226	9.8%

Texas	204,802	194,765	5.2%
Georgia	1,521,551	42,705	3,462.9%
Illinois	437,740	462,516	-5.4%
Other States	1,218,548	1,196,114	1.9%

Total Large Employer Group	7,426,344	5,579,326	33.1%

Individual and Small Employer Group
California
HMO	323,369	350,695	-7.8%
PPO and Other	1,253,923	1,221,393	2.7%

Total California	1,577,292	1,572,088	0.3%

Texas	170,933	171,382	-0.3%
Georgia	333,069	31,259	965.5%
Illinois	83,449	62,111	34.4%
Other States	83,145	99,514	-16.4%

Total Individual and Small Employer Group	2,247,888	1,936,354	16.1%

Senior (e)
California
HMO	35,297	34,247	3.1%
PPO and Other	179,054	172,623	3.7%

Total California	214,351	206,870	3.6%

Texas	321	228	40.8%
Georgia	74,882	915	8,083.8%
Illinois	11,827	10,047	17.7%
Other States	17,151	9,233	85.8%

Total Senior	318,532	227,293	40.1%

Total Medical Membership	9,992,764	7,742,973	29.1%

Membership by Network (f)
Proprietary Networks	7,856,003	6,016,295	30.6%
Affiliate Networks	1,318,843	1,083,485	21.7%
Non-Network	817,918	643,193	27.2%

Total Medical Membership	9,992,764	7,742,973	29.1%

Management Services Membership
California	1,376,364	1,272,171	8.2%
Georgia	889,950	24,419	3544.5%
Other States	1,172,624	1,222,317	-4.1%

Total Management Services Membership	3,438,938	2,518,907	36.5%

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

(d)
Large Employer Group membership includes 984,431 and 788,505 state-sponsored programs members as of September 30, 2001 and 2000, respectively.

(e)
Senior membership includes members covered under both Medicare risk and Medicare supplement products.

(f)
Proprietary networks consist of California, Georgia, Texas and other WellPoint-developed or WellPoint-controlled networks. Affiliate networks consist of third-party networks that incorporate provider discounts and some basic managed care elements. Non-network consists of fee for service and percentage-of-billed charges contracts with providers. Membership in both periods shown reflects a restatement to include in proprietary network membership members of WellPoint-controlled networks which were previously reflected as affiliate network members.

Specialty Membership

	As of September 30,
			Percent Change
	2001	2000
Pharmacy	31,925,513	27,808,491	14.8%
Dental	2,642,554	2,223,482	18.8%
Utilization Management	1,798,896	2,114,175	-14.9%
Life	2,299,043	1,992,818	15.4%
Disability	545,625	561,146	-2.8%
Behavioral Health (a)	5,094,286	3,274,074	55.6%

(a)
Behavioral health membership as of September 30, 2001 reflects a net addition of 2,046,812 members over September 30, 2000 due to the mental health parity requirements in the State of California, which became effective in the third quarter of 2000. The increase in membership associated with this new law was incremental from the third quarter of 2000 to the second quarter of 2001 depending upon the re-enrollment date or re-pricing date of each contract.

Comparison of Results for the Quarter Ended September 30, 2001 to the Quarter Ended September 30, 2000

    The following table depicts premium revenue by business segment:

	Quarter Ended September 30,
(In thousands)
	2001	2000
Large Employer Group	$1,883,228	$1,283,463
Individual and Small Employer Group	923,834	762,719
Corporate and Other	218,122	138,457

Consolidated	$3,025,184	$2,184,639

    Premium revenue increased 38.5%, or $840.6 million, to $3,025.2 million for the quarter ended September 30, 2001 from $2,184.6 million for the quarter ended September 30, 2000. The increase was primarily due to $576.3 million of premium revenue related to the Cerulean acquisition, representing 68.6% of the increase. Excluding Cerulean, premium revenue would have increased 12.1% for the quarter ended September 30, 2001. The increase excluding Cerulean was primarily due to an increase in insured member months of approximately 4.8% primarily in the Large Employer Group business segment, and the implementation of price increases overall, partially offset by a slight decline in insured member months in the Individual and Small Employer Group business segment.

    The following table depicts management services revenue by business segment:

	Quarter Ended September 30,
(In thousands)
	2001	2000
Large Employer Group	$129,325	$95,444
Individual and Small Employer Group	25	622
Corporate and Other	26,841	19,310

Consolidated	$156,191	$115,376

    Management services revenue increased 35.4%, or $40.8 million, to $156.2 million for the quarter ended September 30, 2001 from $115.4 million for the quarter ended September 30, 2000. The increase was primarily due to $38.6 million of management services revenue from the Cerulean acquisition, representing 94.6% of the increase. Excluding Cerulean, management services revenue would have increased 1.9% for the quarter ended September 30, 2001.

    Investment income was $64.1 million the quarter ended September 30, 2001 compared to $53.3 million for the quarter ended September 30, 2000, an increase of $10.8 million or 20.3%. The Cerulean acquisition accounted for $6.3 million of the increase. Excluding Cerulean, investment income would have increased $4.5 million or 8.4%. The increase excluding Cerulean was primarily due to net interest and dividend income, which increased $2.6 million to $53.8 million for the quarter ended September 30, 2001 in comparison to $51.2 million for the quarter ended September 30, 2000. This increase resulted from higher average investment balances in the third quarter of 2001 versus the third quarter of 2000.

    The loss ratio attributable to managed care and related products for the quarter ended September 30, 2001 increased to 81.7% compared to 80.7% for the quarter ended September 30, 2000. The acquired Cerulean business has traditionally experienced a higher loss ratio than the Company's core businesses due to its higher percentage of Large Employer Group business and fewer managed care offerings. Excluding Cerulean, the loss ratio increased slightly to 80.9% for the quarter ended September 30, 2001.

    Selling expense consists of commissions paid to outside brokers and agents representing the Company. The selling expense ratio for the quarter ended September 30, 2001 decreased to 4.0% compared to 4.4% for the quarter ended September 30, 2000. The acquired Cerulean business has traditionally experienced a lower selling expense ratio due primarily to its lower percentage of Individual and Small Employer Group business. Excluding Cerulean, the selling expense ratio would have remained unchanged at 4.4% for the quarter ended September 30, 2001.

    The administrative expense ratio decreased to 13.5% for the quarter ended September 30, 2001 from 14.1% for the quarter ended September 30, 2000. The acquired Cerulean business has historically experienced a higher administrative expense ratio than the Company's core businesses due to its higher percentage of administrative services business. Excluding Cerulean, the administrative expense ratio would have been 13.3% for the quarter ended September 30, 2001. The lower administrative expense ratio in the third quarter 2001, excluding Cerulean, is primarily attributable to savings from the integration of information systems centers related to acquired businesses onto the Company's information systems platform, economies of scale associated with premium revenue growth in relation to fixed corporate administrative expenses in addition to technology investments made by the Company (e.g., electronic claims submission, internet self-service and interactive voice response).

    Interest expense increased $8.9 million to $14.6 million for the quarter ended September 30, 2001, compared to $5.7 million for the quarter ended September 30, 2000. The increase in interest expense was related to the higher average debt balance for the quarter ended September 30, 2001 in comparison to the quarter ended September 30, 2000, primarily due to the Cerulean acquisition. The weighted average interest rate for all debt for the quarter ended September 30, 2001, including the fees associated with the Company's borrowings and interest rate swap agreements, was 6.04%.

    The Company's net income for the quarter ended September 30, 2001 was $108.4 million, compared to $89.5 million for the quarter ended September 30, 2000. Earnings per share totaled $1.70 and $1.43 for the quarter ended September 30, 2001 and 2000, respectively. Earnings per share assuming full dilution totaled $1.64 and $1.38 for the quarter ended September 30, 2001 and 2000, respectively.

    Earnings per share for the quarter ended September 30, 2001 is based upon weighted average shares outstanding of 63.6 million shares, excluding potential common stock, and 66.5 million shares, assuming full dilution. Earnings per share for the quarter ended September 30, 2000 is based on 62.5 million shares, excluding potential common stock, and 65.1 million shares, assuming full dilution. The increase in weighted average shares outstanding primarily resulted from the issuance of shares related to the Company's employee stock option and purchase plans.

Comparison of Results for the Nine Months Ended September 30, 2001 to the Nine Months Ended September 30, 2000

    The following table depicts premium revenue by business segment:

	Nine Months Ended September 30,
(In thousands)
	2001	2000
Large Employer Group	$5,243,918	$3,665,111
Individual and Small Employer Group	2,563,724	2,243,055
Other	576,737	399,580

Consolidated	$8,384,379	$6,307,746

    Premium revenue increased 32.9%, or $2,076.7 million, to $8,384.4 million for the nine months ended September 30, 2001 from $6,307.7 million for the nine months ended September 30, 2000. The increase was primarily due to $1,297.2 million of premium revenue related to the Cerulean and Rush Prudential acquisitions, representing 62.5% of the increase. Excluding acquisitions, premium revenue would have increased 12.4% for the nine months ended September 30, 2001. The increase excluding acquisitions was primarily due to an increase in insured member months of approximately 7.0% primarily in the Large Employer Group business segment, and the implementation of price increases overall.

    The following table depicts management services revenue by business segment:

	Nine Months Ended September 30,
(In thousands)
	2001	2000
Large Employer Group	$366,210	$282,223
Individual and Small Employer Group	260	2,280
Other	77,736	52,216

Consolidated	$444,206	$336,719

    Management services revenue increased 31.9%, or $107.5 million, to $444.2 million for the nine months ended September 30, 2001 from $336.7 million for the nine months ended September 30, 2000. The increase was primarily due to $85.6 million of management services revenue related to the Cerulean and Rush Prudential acquisitions, representing 79.6% of the increase. Excluding acquisitions, management services revenue would have increased 6.5% for the nine months ended September 30, 2001. The increase excluding acquisitions was primarily due to an increase in pharmacy benefit management services revenues.

    Investment income was $177.7 million for the nine months ended September 30, 2001 compared to $142.9 million for the nine months ended September 30, 2000, an increase of $34.8 million or 24.4%. The Cerulean and Rush Prudential acquisitions represented $16.0 million, or 46.0%, of the increase. Excluding acquisitions, investment income would have increased $18.8 million or 13.2%. The increase excluding acquisitions was primarily due to net interest and dividend income, which increased $12.7 million to $163.8 million for the nine months ended September 30, 2001 in comparison to $151.1 million for the nine months ended September 30, 2000. This increase resulted from higher average investment balances during the nine months ended September 30, 2001 versus 2000. Additionally, an increase in net realized gains, excluding acquisitions, of $7.0 million also contributed to the increase in net investment income. (See "—Liquidity and Capital Resources").

    The loss ratio attributable to managed care and related products for the nine months ended September 30, 2001 increased to 81.4% compared to 80.8% for the nine months ended September 30, 2000. The acquired Cerulean business has traditionally experienced a higher loss ratio than the Company's core businesses due to its higher percentage of Large Employer Group business and fewer managed care offerings. Excluding the Cerulean and Rush Prudential acquisitions, the loss ratio would have remained unchanged at 80.8% for the nine months ended September 30, 2001.

    The selling expense ratio for the nine months ended September 30, 2001 decreased to 4.1% compared to 4.4% for the nine months ended September 30, 2000. The acquired Cerulean business has traditionally experienced a lower selling expense ratio due primarily to its lower percentage of Individual and Small Employer Group business. Excluding the Cerulean and Rush Prudential acquisitions, the selling expense ratio would have remained unchanged for the nine months ended September 30, 2001.

    The administrative expense ratio decreased slightly to 13.8% for the nine months ended September 30, 2001 from 14.0% for the nine months ended September 30, 2000. The acquired Cerulean and Rush Prudential acquisitions have historically experienced higher administrative expense ratios than the Company's core businesses due to a higher percentage of administrative services business. Excluding acquisitions, the administrative expense ratio would have been 13.7%. The decline excluding acquisitions is primarily attributable to savings from the integration of information systems centers related to acquired businesses onto the Company's information systems platform, economies of scale associated with premium revenue growth in relation to fixed corporate administrative expenses in addition to technology investments made by the Company (e.g., electronic claims submission, internet self-service and interactive voice response).

    Interest expense increased $17.9 million for the nine months ended September 30, 2001 compared to the nine months ended September 30, 2000. The increase in interest expense was related to the higher average debt balance for the nine months ended September 30, 2001 in comparison to the nine months ended September 30, 2000, primarily due to the Cerulean acquisition. The weighted average interest rate for all debt for the nine months ended September 30, 2001, including the fees associated with the Company's borrowings and interest rate swap agreements, was 6.64%.

    The Company's net income for the nine months ended September 30, 2001 was $304.9 million, compared to $252.8 million for the nine months ended September 30, 2000. Earnings per share totaled $4.81 and $4.04 for the nine months ended September 30, 2001 and 2000, respectively. Earnings per share assuming full dilution totaled $4.64 and $3.91 for the nine months ended September 30, 2001 and 2000, respectively.

    Earnings per share for the nine months ended September 30, 2001 is based upon weighted average shares outstanding of 63.3 million, excluding potential common stock, and 66.0 million shares, assuming full dilution. Earnings per share for the nine months ended September 30, 2000 is based on 62.5 million shares, excluding potential common stock, and 64.9 million shares, assuming full dilution. The increase in weighted average shares outstanding primarily resulted from the issuance of shares related to the Company's employee stock option and purchase plans.

Financial Condition

    The Company's consolidated assets increased by $1,718.2 million, or 31.2%, from $5,504.7 million as of December 31, 2000 to $7,222.9 million as of September 30, 2001. The increase in total assets was primarily due to the acquisition of Cerulean, which accounted for $1,073.9 million or 62.5% of the increase. Excluding Cerulean, the increase in total assets was primarily due to growth in cash and investments of $503.6 million or 78.2%. Cash and investments totaled $4.6 billion as of September 30, 2001, or 63.5% of total assets.

    Overall claims liabilities increased $214.0 million, or 11.3%, from $1,892.2 million as of December 31, 2000 to $2,106.2 million as of September 30, 2001. This increase is primarily due to the Cerulean acquisition.

    As of September 30, 2001, the Company's long-term indebtedness was $887.1 million, of which $153.1 million was related to the Company's Zero Coupon Convertible Subordinated Debentures (the "Debentures"), $285.0 million was related to the Company's revolving credit facility and $449.0 million was related to the Company's 6 3/8% Notes due 2006. (See Note 4 to the Consolidated Financial Statements). As a result of the Cerulean acquisition, the Company incurred $500.0 million of indebtedness under its revolving credit facility. During the quarter ended June 30, 2001, the Company utilized the proceeds from the aforementioned 6 3/8% Notes to reduce the outstanding balance of the Company's revolving credit facility. As of December 31, 2000, the Company's long-term indebtedness was $400.9 million, of which $250.0 million was related to the Company's revolving credit facility and $150.9 million was related to the Debentures.

    Stockholders' equity totaled $2,023.4 million as of September 30, 2001, an increase of $379.0 million from $1,644.4 million as of December 31, 2000. The increase was primarily due to net income of $304.9 million for the nine months ended September 30, 2001 in addition to $64.4 million of net proceeds from the reissuance of treasury stock related to the Company's employee stock option and purchase plans, in addition to an increase in other comprehensive income of $17.1 million, primarily related to an increase in net unrealized gains on investment securities. (See Note 6 to the Consolidated Financial Statements). During the third quarter of 2001, the Company purchased 75,000 shares of its common stock which reduced the stockholders' equity by approximately $7.4 million.

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

    The Company generally receives premium revenue in advance of anticipated claims for related health care services and other benefits. The Company's investment policies are designed to provide liquidity, preserve capital and maximize yield. Cash and investment balances maintained by the Company are sufficient to meet applicable regulatory financial stability and net worth requirements, including license requirements of the Blue Cross Blue Shield Association. As of September 30, 2001, the Company's investment portfolio consisted primarily of investment grade fixed-maturity securities.

    Cash flow provided by operating activities was $445.7 million for the nine months ended September 30, 2001, compared with $386.9 million for the nine months ended September 30, 2000. Cash flow from operations for the nine months ended September 30, 2001 was due primarily to net income of $304.9 million, increases in accounts payable and accrued expenses due to the timing of other operating liability payments and an increase in income tax payable. These items were partially offset by an increase in accounts receivable of $119.3 million, which was primarily related to the timing of collection of large customer receivables in the normal course of business.

    Net cash used in investing activities for the nine months ended September 30, 2001 totaled $1,023.2 million, compared with $415.0 million for the nine months ended September 30, 2000. The cash used in the first nine months of 2001 was attributable primarily to the purchase of investments of $3.2 billion, property and equipment, net of sales proceeds of $59.3 million and the purchase of Cerulean net of acquired cash of $556.2 million. Proceeds from investments sold and matured totaled $2.8 billion, partially offsetting the aforementioned purchases.

    Net cash provided by financing activities totaled $541.0 million in the first nine months of 2001 compared to net cash used in financing activities of $68.0 million in the nine months ended September 30, 2000. The increase was primarily related to additional debt incurred to finance the Cerulean acquisition of $500.0 million, in addition to the receipt of proceeds from the issuance of stock related to the Company's employee stock option and purchase programs of $64.4 million.

    Effective as of March 30, 2001, the Company entered into two new unsecured revolving credit facilities allowing aggregate indebtedness of $1.0 billion. Upon execution of these facilities, the Company terminated its prior $1.0 billion unsecured revolving facility. Borrowings under these facilities (which are generally referred to collectively in this Quarterly Report on Form 10-Q as the Company's "revolving credit facility") bear interest at rates determined by reference to the bank's base rate or to the London Inter Bank Offered Rate ("LIBOR") plus a margin determined by reference to the then-current rating of the Company's unsecured long-term debt by specified rating agencies. One facility, which provides for borrowings of up to $750,000,000, expires as of March 30, 2006, although it may be extended for up to two additional one-year periods under certain circumstances. The other facility, which provides for borrowings of up to $250,000,000, expires as of March 30, 2002. Any amount outstanding under this facility as of March 30, 2002 may be converted into a one-year term loan at the option of the Company. Borrowings under the facilities are made on a committed basis or, in the case of the $750.0 million facility, pursuant to an auction bid process. The $750.0 million facility also contains sublimits for letters of credit and "swingline" loans. Each credit agreement requires the Company to maintain certain financial ratios and contains restrictive convenants, including restrictions on the occurrence of additional indebtedness and the granting of certain liens, limitations on acquisitions and investments and limitations on changes in control (See Note 4 to the Consolidated Financial Statements). The total amount outstanding under these facilities was $285.0 million as of September 30, 2001. The total amount outstanding under the Company's prior revolving credit facility was $250.0 million as of December 31, 2000.

    As a part of a hedging strategy to limit its exposure to variable interest rate increases, the Company entered into interest rate swap agreements in order to reduce the volatility of interest expense resulting from changes in interest rates. The swap agreements are contracts to exchange variable-rate interest payments (weighted average rate for the nine months ended September 30, 2001 of 5.27%) for fixed-rate interest payments (weighted average rate for the nine months ended September 30, 2001 of 7.35%) without the exchange of the underlying notional amounts. As of September 30, 2001, the Company had entered into $200.0 million of fixed rate swap agreements, which consisted of a $150.0 million notional amount swap agreement at 6.99% maturing on October 17, 2003 and a $50.0 million notional amount swap agreement at 7.06% maturing on October 17, 2006.

    The Company has entered into foreign currency forward exchange contracts for each of the fixed maturity securities on hand as of September 30, 2001 denominated in foreign currencies in order to hedge asset positions with respect to currency fluctuations related to these securities. Subsequent to the implementation of SFAS No. 133, all gains and losses from both effective and ineffective forward exchange contracts will be reflected in investment income offset by the related gains and losses on the Company's available-for-sale foreign securities (See Note 9 to the Consolidated Financial Statements). In addition, the Company has entered into forward exchange contracts to hedge the foreign currency risk between the trade date and the settlement date when a foreign currency denominated bond is purchased. Gains and losses from these contracts are recognized in income.

    Certain of the Company's subsidiaries are required to maintain minimum capital requirements prescribed by various regulatory agencies, including the California Department of Managed Health Care and the Departments of Insurance in various states. As of September 30, 2001 (or the most recent date with respect to which compliance is required), those subsidiaries of the Company were in compliance with all minimum capital requirements.

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

    The Company currently expects that its pending merger with RightCHOICE will be consummated during the quarter ending March 31, 2002. In connection with the payment of the cash consideration for such transaction, the Company currently expects to incur debt of approximately $300 million. The remaining cash consideration of approximately $74.7 million will be funded from the Company's operating cash. (See also Note 11 of the Notes to the Consolidated Financial Statements and "Factors That May Affect Future Results of Operations.")

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

    The Company's operations are subject to substantial regulation by federal, state and local agencies in all jurisdictions in which the Company operates. Many of these agencies have increased their scrutiny of managed health care companies in recent periods or are expected to increase their scrutiny, as newly passed legislation becomes effective. From time to time, the Company and its subsidiaries receive requests for information from regulatory agencies or are notified that such agencies are conducting reviews, investigations or other proceedings with respect to certain of the Company's activities. The Company also provides insurance products to Medi-Cal beneficiaries in various California counties under contracts with the California Department of Health Services (or delegated local agencies) and provides administrative services to the Health Care Finance Administration ("HCFA") in various capacities. There can be no assurance that acting as a government contractor in these circumstances will not increase the risk of heightened scrutiny by such government agencies or that such scrutiny will not have a material adverse effect on the Company, either through negative publicity about the Company or through an adverse impact on the Company's results of operations. In addition, profitability from this business may be adversely affected through inadequate premium rate increases due to governmental budgetary issues. Future actions by any regulatory agencies may have a material adverse effect on the Company's business. See also "—General—Federal "Patients' Bill of Rights' Legislation."

    Completion of the Company's pending transaction with RightCHOICE is contingent upon, among other things, receipt of necessary approvals from certain federal and state agencies on or before June 30, 2002. Broad latitude in administering the applicable regulations is given to the agencies from which WellPoint and RightCHOICE must seek these approvals. There can be no assurance that the Company will obtain these approvals. As a condition to approval of the transaction, regulatory agencies may impose requirements or limitations or costs on the way that the combined company conducts business after consummation of the transaction. If the Company or RightCHOICE were to agree to any material requirements or limitations in order to obtain any necessary approvals, such requirements or limitations or additional costs could adversely affect the Company's ability to integrate the operations of RightCHOICE with those of the Company, and could result in a material adverse effect on the Company's revenues or results of operations.

    The Company intends to incur debt to finance some or all of the cash payments to be made to RightCHOICE stockholders in connection with the pending acquisition. In addition, the Company has made significant purchases of treasury stock over the last three years and may in the future use excess cash as well as additional borrowings to repurchase the Company's Common Stock to offset shares issued in connection with the transaction. In March 2001, the Company incurred significant indebtedness to fund its acquisition of Cerulean. Upon completion of the merger with RightCHOICE, the Company could incur significant additional indebtedness to fund not only the cash portion of the transaction, but to fund any further repurchases of WellPoint Common Stock. This indebtedness may result in a significant percentage of the Company's cash flow being applied to the payment of interest, and there can be no assurance that the Company's operations will generate sufficient cash flow to service the indebtedness. This indebtedness, as well as any indebtedness the Company may incur in the future, may adversely affect the Company's ability to finance its operations and could limit its ability to pursue business opportunities that may be in the best interests of the Company and its stockholders.

    As part of the Company's business strategy, the Company has acquired substantial operations in new geographic markets over the last five years. These businesses, some of which include substantial indemnity-based insurance operations, have experienced varying profitability or losses in recent periods. Since the relevant dates of acquisition of MMHD, GBO, Rush Prudential and Cerulean, the Company has continued to work extensively on the integration of these businesses. Upon completion of the RightCHOICE transaction, the Company intends to promptly begin integration of its business. However, there can be no assurances regarding the ultimate success of the Company's integration efforts or regarding the ability of the Company to maintain or improve the results of operations of the businesses of completed or pending transactions as the Company pursues its strategy of motivating the acquired members to select managed care products. In order to implement this business strategy, the Company has incurred and will, among other things, need to continue to incur considerable expenditures for provider networks, distribution channels and information systems in addition to the costs associated with the integration of these acquisitions. The integration of these complex businesses may result in, among other things, temporary increases in claims inventory or other service-related issues that may negatively affect the Company's relationship with its customers and contribute to increased attrition of such customers. The Company's results of operations could be adversely affected in the event that the Company experiences such problems or is otherwise unable to implement fully its expansion strategy.

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

    The Company's future results will depend in large part on accurately predicting health care costs incurred on existing business and upon the Company's ability to control future health care costs through product and benefit design, underwriting criteria, utilization management and negotiation of favorable provider contracts. Changes in mandated benefits, utilization rates, demographic characteristics, health care practices, provider consolidation, inflation, new pharmaceuticals/ technologies, clusters of high-cost cases, the regulatory environment and numerous other factors are beyond the control of any health plan provider and may adversely affect the Company's ability to predict and control health care costs and claims, as well as the Company's financial condition, results of operations or cash flows. In addition, actual or expected economic downturns could negatively affect the Company's results of operations as employers terminate existing employees or employees increase their utilization of medical care in anticipation of a loss of employer paid benefits. Periodic renegotiations of hospital and other provider contracts coupled with continued consolidation of physician, hospital and other provider groups may result in increased health care costs and limit the Company's ability to negotiate favorable rates. In recent years, large physician practice management companies have experienced extreme financial difficulties, including bankruptcy, which may subject the Company to increased credit risk related to provider groups and cause the Company to incur duplicative claims expense. Additionally, the Company faces competitive pressure to contain premium prices. Fiscal concerns regarding the continued viability of government-sponsored programs such as Medicare and Medicaid may cause decreasing reimbursement rates for these programs. Any limitation on the Company's ability to increase or maintain its premium levels, design products, implement underwriting criteria or negotiate competitive provider contracts may adversely affect the Company's financial condition or results of operations.

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

    Following the terrorist attacks of September 11, 2001, there have been various incidents of suspected bioterrorist activity in the United States. To date, these incidents have resulted in related isolated incidents of illness and death. However, federal and state law enforcement officials have issued public warnings about additional potential terrorist activity involving biological weapons. If the United States were to experience more widespread bioterrorist attacks, the Company's covered medical expenses could rise and the Company could experience a material adverse effect on its results of operations and financial condition.

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
4.05
Amended and Restated Indenture dated as of June 8, 2001 by and between the Registrant and The Bank of New York, as trustee, incorporated by reference to Exhibit 4.05 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2001.
4.06	Form of 6 3/8% Note due 2006, incorporated by reference to Exhibit 4.1 to the Registrant's Current Report on Form 8-K dated June 12, 2001.
  (b)
  Reports on Form 8-K

    On July 10, 2001, the Company filed a Current Report on Form 8-K which reported that the Company's subsidiary Blue Cross of California ("BCC") intended to modify its incentive compensation mechanisms with participating medical groups serving members of BCC's health maintenance organization.

SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WELLPOINT HEALTH NETWORKS INC. Registrant

Date: November 9, 2001	By:	/s/ LEONARD D. SCHAEFFER Leonard D. Schaeffer Chairman of the Board of Directors and Chief Executive Officer

Date: November 9, 2001	By:	/s/ DAVID C. COLBY David C. Colby Executive Vice President and Chief Financial Officer

Date: November 9, 2001	By:	/s/ KENNETH C. ZUREK Kenneth C. Zurek Senior Vice President, Controller and Taxation

QuickLinks

FORM 10-Q
Table Of Contents
ITEM 1. Financial Statements
Consolidated Balance Sheets
Consolidated Income Statements
Consolidated Statement of Changes in Stockholders' Equity
Consolidated Statements of Cash Flows
WellPoint Health Networks Inc. Notes to Consolidated Financial Statements (Unaudited)
ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
ITEM 3. Quantitative and Qualitative Disclosures About Market Risk
PART II OTHER INFORMATION
ITEM 6. Exhibits and Reports on Form 8-K
SIGNATURES