Form 10-K405
period 2001-12-31
WELLPOINT HEALTH NETWORKS INC /DE/
filed 2002-04-01
CIK 1013220

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO SECTIONS 13 OR 15
OF THE SECURITIES EXCHANGE ACT OF 1934

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2001
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission file number 001-13083

WELLPOINT HEALTH NETWORKS INC.
(Exact name of Registrant as specified in its charter)

Delaware	95-4635504
(State of incorporation)	(I.R.S. Employer Identification No.)
1 WellPoint Way Thousand Oaks, CA (Address of principal executive offices)	91362 (Zip Code)

Registrant's telephone number, including area code: (818) 234-4000
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, $0.01 par value	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:
None

        Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes    ☒    No    ☐

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-K or any amendment to this Form 10-K.    ☒

        State the aggregate market value of the voting stock held by non-affiliates of the Registrant as of March 18, 2002: $8,895,428,927 (based on the last reported sale price of $62.48 per share on March 18, 2002, on the New York Stock Exchange).

        Common Stock, $0.01 par value of Registrant outstanding as of March 18, 2002: 143,239,794 shares.

DOCUMENTS INCORPORATED BY REFERENCE

        Part III of this Annual Report on Form 10-K incorporates by reference information from the Registrant's definitive proxy statement for its 2002 Annual Meeting of Stockholders.

WELLPOINT HEALTH NETWORKS INC.

FORM 10-K ANNUAL REPORT

PART I

Item 1. Business

General

        WellPoint Health Networks Inc. (the "Company" or "WellPoint") is one of the nation's largest publicly traded managed health care companies. As of December 31, 2001, WellPoint had approximately 10.1 million medical members and approximately 45.1 million specialty members. As a result of the January 31, 2002 completion of the Company's merger with RightCHOICE Managed Care, Inc. ("RightCHOICE"), the Company's medical membership has increased to approximately 12.5 million members as of January 31, 2002. The Company offers a broad spectrum of quality network-based managed care plans. WellPoint provides these plans to the large and small employer, individual, Medicaid and senior markets. The Company's managed care plans include preferred provider organizations ("PPOs"), health maintenance organizations ("HMOs") and point-of-service ("POS") and other hybrid plans and traditional indemnity plans. In addition, the Company offers managed care services, including underwriting, actuarial services, network access, medical cost management and claims processing. The Company also provides a broad array of specialty and other products, including pharmacy, dental, workers' compensation managed care services, utilization management, life insurance, preventive care, disability insurance, behavioral health, COBRA and flexible benefits account administration.

        The Company markets its products in California primarily under the name Blue Cross of California, in Georgia primarily under the name Blue Cross Blue Shield of Georgia, in various parts of Missouri (including the greater St. Louis area) under the name Blue Cross Blue Shield of Missouri and in various parts of the country under the name UNICARE or HealthLink. Historically, the Company's primary market for its managed care products has been California. The Company holds the exclusive right in California to market its products under the Blue Cross name and mark and in Georgia and in 85 counties in Missouri (including the greater St. Louis area) to market its products under the Blue Cross Blue Shield names and marks. The Company's customer base is diversified, with extensive membership among large and small employer groups and individuals and a growing presence in the Medicare and Medicaid markets.

        In 1996, the Company began pursuing a nationwide expansion strategy through selective acquisitions and start-up activities in key geographic areas. With the acquisitions in March 1996 of the Life & Health Benefits Management division ("MMHD") of Massachusetts Mutual Life Insurance Company (the "MMHD Acquisition") and in March 1997 of certain portions of the health and related life group benefit operations (the "GBO") of John Hancock Mutual Life Insurance Company (the "GBO Acquisition"), the Company significantly expanded its operations outside of California. The Company's acquisition strategy during this period was primarily focused on large employer group plans that offered indemnity and other health insurance products that were less intensively managed than the Company's products in California. From 1987 until 1996, the Company transitioned substantially all of its California indemnity insurance customers to managed care products. An element of the Company's geographic expansion strategy during this period was to replicate its experience in California in motivating traditional indemnity members to transition to the Company's broad range of managed care products.

        More recently, the Company has focused on acquiring businesses that provide significant concentrations of members in strategic locations outside of California. In connection with this strategy, the Company completed its acquisitions of RightCHOICE in January 2002, Cerulean Companies, Inc. ("Cerulean"), the parent company of Blue Cross and Blue Shield of Georgia ("Georgia Blue"), in March 2001 and Rush Prudential Health Plans ("Rush Prudential") in March 2000. The Company's pending acquisition of CareFirst, Inc. ("CareFirst") is also an element of this strategy.

        As of December 31, 2001, the Company's primary internal business divisions were focused on large employer group business, individual and small employer group business, and senior and specialty business. Revenues (with sales to external customers and sales or transfers to other segments shown separately), operating profit or loss and identifiable assets attributable to each of the Company's reportable segments are set forth in Note 19 to the Consolidated Financial Statements, which are included elsewhere in this Annual Report on Form 10-K. As a result of the January 31, 2002 acquisition of RightCHOICE, the organizational structure of the Company has changed effective February 1, 2002. As a result of these changes, the Company currently anticipates that its Quarterly Report on Form 10-Q for the quarterly period ending March 31, 2002 (and subsequent filings under the Securities Exchange Act of 1934) will reflect the following two reportable segments: Health Care business and Specialty business.

Recent Completed Transactions and Pending Transactions

Acquisition of RightCHOICE

        On January 31, 2002, the Company completed its merger (the "RightCHOICE Merger") with RightCHOICE, pursuant to the Agreement and Plan of Merger dated October 17, 2001 (the "RightCHOICE Merger Agreement"), by and among the Company, RWP Acquisition Corp., a wholly owned subsidiary of the Company, and RightCHOICE. As a result of the merger, RightCHOICE has now become a wholly owned subsidiary of WellPoint, and WellPoint now holds the exclusive license to use the Blue Cross and Blue Shield names and marks in 85 counties in the state of Missouri.

        Pursuant to the RightCHOICE Merger Agreement, each issued and outstanding share of RightCHOICE Common Stock at the closing of the RightCHOICE Merger was converted into the right to receive $66 in cash or 0.6161 shares of WellPoint Common Stock. Stockholders of RightCHOICE were given the option to elect to receive cash for any or all of the shares of RightCHOICE Common Stock that they owned as of the effective time of the RightCHOICE Merger, subject to a proration provision to ensure that 30% of the outstanding shares of RightCHOICE Common Stock were converted into cash and the remaining 70% were converted into WellPoint Common Stock. Total consideration paid to all holders of RightCHOICE Common Stock in the merger was approximately $379.0 million in cash and 8,255,052 shares of WellPoint Common Stock (prior to the Company's two-for-one stock split in the form of a stock dividend, which was effected on March 15, 2002). As of December 31, 2001, RightCHOICE had approximately 3.0 million members. During the year ended December 31, 2001, RightCHOICE had total revenues of $1.2 billion and net income of $66.4 million.

Acquisition of Cerulean

        On March 15, 2001, the Company completed its acquisition of Cerulean. The Merger Agreement provided for the merger (the "Cerulean Merger") of Water Polo Acquisition Corp., a wholly owned subsidiary of WellPoint, with and into Cerulean. As a result of the Cerulean Merger, Cerulean has now become a wholly owned subsidiary of WellPoint. At the effective time of the Merger, the shareholders of Cerulean became entitled to receive aggregate cash consideration of $700 million. As of December 31, 2000, Cerulean, through Georgia Blue and its various other subsidiaries, served approximately 1.8 million medical members in the state of Georgia.

Pending Acquisition of CareFirst

        On November 20, 2001, the Company entered into a definitive agreement (the "CareFirst Merger Agreement") to acquire CareFirst. CareFirst is a not-for-profit health care company which, along with its affiliates and subsidiaries, offers a comprehensive portfolio of health insurance products, direct health care and administrative services. As of December 31, 2001, CareFirst served approximately

3.1 million members in Maryland, Delaware, the District of Columbia and Northern Virginia. CareFirst operates through three wholly owned affiliates: CareFirst of Maryland, Inc., Group Hospitalization and Medical Services, Inc., doing business under the name CareFirst BlueCross BlueShield, and Blue Cross Blue Shield of Delaware.

        The CareFirst portfolio of products ranges from traditional fee-for-service health care insurance to fully managed care. CareFirst administers the largest Federal Employees Health Plan in the nation. CareFirst affiliate companies also offer third-party administrative services and claims processing for self-insured groups.

        Under the terms of the CareFirst Merger Agreement, a wholly owned subsidiary of the Company will merge with and into CareFirst. As a result of the merger, the outstanding shares of common stock of CareFirst will be converted into the right to receive an aggregate purchase price of $1.3 billion.

        The Company will pay at least $450 million of the purchase price in cash and the balance in shares of the Company's Common Stock based on its average closing price in the 20 trading day period ending the fifth trading day prior to the closing of the CareFirst transaction. In the event that the average closing price is below $35 per share, the Company may issue a five-year subordinated note in lieu of a portion of the purchase price to be paid in its Common Stock. The subordinated note will rank pari passu with the Company's Zero Coupon Convertible Subordinated Debentures due 2019.

        Before the CareFirst transaction is completed, CareFirst and its subsidiaries will convert from their current status as not-for-profit corporations into for-profit, stock corporations. As part of this conversion, CareFirst will issue 100% of its outstanding common stock to charitable foundations established according to applicable law.

        The conversion will require the approval of insurance regulators in each of the areas where CareFirst and its affiliates are domiciled—Maryland, Delaware and the District of Columbia. In addition, Group Hospitalization and Medical Services, Inc., CareFirst's operating affiliate in the District of Columbia, must have its federal charter amended or repealed by the United States Congress (subject to presidential approval) and obtain approval from the Washington, D.C. corporation counsel. The acquisition of CareFirst will also be subject to regulatory approval in the States of Maryland and Delaware and in the District of Columbia, and to antitrust clearance by the U.S. Department of Justice and the Federal Trade Commission.

        The transaction is subject to the receipt of a private letter ruling from the Internal Revenue Service (the "IRS") that the conversion of CareFirst will constitute a tax-free reorganization and that gain or loss recognized by the holders of CareFirst stock in the merger will not be subject to unrelated business income tax. Although there can be no assurances that WellPoint and CareFirst will obtain the necessary approvals, the conversion and regulatory approval process is currently expected to take 18 to 24 months from the date of signing of the CareFirst Merger Agreement.

        On the closing date, one non-employee member of the existing Board of Directors of CareFirst will be appointed to the Company's Board of Directors. The chief executive officer of CareFirst will be named the president of the Company's southeast business region. Other senior executives of CareFirst will be assigned significant responsibilities with respect to the business of the Company in that area.

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

Customer Segmentation

        WellPoint's products are generally developed and marketed with an emphasis on the differing needs of various customer groups. In particular, the Company's product development and marketing efforts take into account the differing characteristics between the various customer groups served by the Company, including individuals and small employers, large employers (generally with 51 or more employees), seniors and Medicaid recipients, as well as the unique needs of educational and public entities, federal employee health and benefit programs, national employers and state-run programs servicing high-risk and under-served markets. Individual business units are responsible for enrolling, underwriting and servicing customers in specific segments. The Company believes that one of the keys to its success has been its focus on distinct customer groups defined generally by employer size and geographic region, which better enables the Company to develop benefit plans and services that meet the needs of these distinct markets. Although the Company has experienced increased competition over the last several years, the Company has long been a market leader in the California individual and small employer group market.

Individual and Small Group Business

Marketing

        Sales representatives are generally assigned to a specific geographic region to allow WellPoint to tailor its marketing efforts to the particular health care needs of each regional market. Individual and small employer group products are marketed in California primarily through independent agents and brokers, who are overseen by WellPoint's sales departments, and through WellPoint's direct sales staff. UNICARE's individual and small employer group products are generally distributed on a regional basis by independent sales agents in the various localized markets in which UNICARE operates. The Company's Blue Cross and Blue Shield products in Georgia and Missouri are also distributed by independent sales agents working in conjunction with the Company's internal sales staff. The Company expects that, over time, the development of Internet-based distribution methods may affect the sales and marketing process in the individual and small employer group market. In this regard, in 1999 the Company entered into sales distribution arrangements with certain Internet-based sales agents and introduced its Agent Connect program, which allows individual agents and brokers to create customized Internet websites and incorporate basic information regarding the Company's health plan offerings.

Products

        PPO and Other Plans.    The Company's PPO products are generally marketed in California under the name "Prudent Buyer," in Georgia under the name "Blue Choice PPO," in Missouri under the name "Alliance PPO" and in various parts of the country under the names "UNICARE" and "HealthLink" and are designed to address the specific needs of different customer groups. The Company's PPO plans generally require periodic, prepaid premiums and may have copayment obligations for services rendered by network providers that are often similar to the copayment obligations of its HMO plans. Unlike WellPoint's HMO and other "closed-access" plans, members are not required to select a primary care physician who is responsible for coordinating their care and may be subject to annual deductible requirements. PPO members have the option to receive health care services from non-network health care professionals, typically at substantially higher out-of-pocket costs to members. In 1998, the Company introduced its unique Employee Elect product, which allows small employers to offer their employees a menu of PPO and HMO options. In January 2001, the Company introduced its PlanScape family of individual PPO plans in California. The PlanScape plans are marketed towards purchasers with varying price preferences and offer a variety of coverage options and premium amounts. The Company's PPO members in California, Missouri and Georgia may also participate in the Blue Cross Blue Shield Association's Blue Card program, which allows members to access other Blue Cross Blue Shield plans' PPO providers throughout the nation.

        The Company believes that an important growth opportunity in the individual market lies in the development of products that are priced attractively for previously uninsured people. In 2000, the Company introduced a new PPO product in California and selected other locations that offers significantly lower premiums in exchange for certain limited benefits while still offering primary care physician visits, preventive care benefits and catastrophic coverage. During 2001, the Company also introduced this product in Georgia.

        HMO Plans.    The Company offers a variety of HMO products to its HMO members in California, Georgia, Illinois and Missouri. HMO members are generally charged periodic, prepaid premiums that do not vary based on the amount of services rendered, as well as co-payments (per-visit charges). Members choose a primary care physician from the HMO network who is usually responsible for coordinating health care services for the member. Certain plans permit members to receive services from health care professionals that are not a part of the Company's HMO network at a substantial out-of-pocket cost to members which includes a deductible and higher copayment obligations.

Large Group Business

        During the last several years, WellPoint's large employer group business has experienced considerable growth. The Company attributes this growth in California primarily to the strength of the California economy and, throughout the country, to the enhancement of the Company's reputation for customer service and value especially among large, established companies.

Marketing and Products

        WellPoint's managed health care plans to large employers are generally sold by WellPoint sales personnel, in conjunction with an employer's broker or consultant, to develop a package of managed health care benefits specifically tailored to meet the employer's needs. WellPoint believes that a key component of its success in this market segment is the Company's strength in developing complex, highly customized benefits packages that respond to the diverse needs of larger employers and their employee population. For example, in 1999, the Company introduced its Blue Cross Preferred PPO product in California, which provides certain enhanced benefits desired by high-technology companies in competitive labor markets.

        Many of WellPoint's HMO and PPO products offered to individuals and small employer groups are also offered to large employer groups. In addition to competitive pricing and exemplary customary service, a key competitive factor in the sale of large employer group products is the ability to offer a spectrum of health plan choices. With the completion of the Company's acquisitions of RightCHOICE, Cerulean and Rush Prudential, the Company is able to offer a mix of products, including HMO and PPO products, to customers in Missouri, Georgia and the greater Chicago area. One component of the Company's expansion strategy outside of California is to evaluate acquisition opportunities that will allow the Company to complement its product offerings in selected target areas.

Management Services

        In addition to fully insured products, WellPoint provides administrative services to large group employers that maintain self-funded health plans. In California, the Company often has been able to capitalize on this relationship by subsequently introducing WellPoint's underwritten managed care products. The Company's managed care services revenues have expanded considerably during the last several years as a result of the MMHD, GBO and Cerulean acquisitions. These businesses are comprised of a higher percentage of administrative services business than the Company's traditional California business. Georgia Blue currently provides administrative services for several accounts sponsored by the state of Georgia. These accounts comprise in excess of 24% of Georgia Blue's membership.

        WellPoint offers managed care services, including underwriting, actuarial services, medical cost management, claims processing and administrative services for self-funded employers. WellPoint also enables employers with self-funded health plans to use WellPoint's provider networks and to realize savings through WellPoint's favorable provider arrangements, while allowing employers the ability to design certain health benefit plans in accordance with their own requirements and objectives. As of December 31, 2001, WellPoint served self-insured health plans covering approximately 3.4 million medical members.

        In connection with the RightCHOICE transaction, the Company has acquired RightCHOICE's subsidiary, HealthLink. HealthLink provides provider network contracting services and review, management and coordination of health care services used by members. HealthLink currently serves the states of Missouri, Illinois, Iowa, Arkansas, Indiana, Kentucky and West Virginia. HealthLink's services are provided to employers that fund their own health plans, commercial insurers, unions and Taft-Hartley trusts. HealthLink also derives a portion of its revenues from providers for support and administrative services. As of December 31, 2001, HealthLink had approximately 1.1 million group health PPO administrative services members and 0.9 million workers' compensation members. In addition, one of HealthLink's wholly owned subsidiaries had approximately 12,000 HMO members. One of the Company's business strategies is to expand the HealthLink business in selected regions of the country.

Senior Plans

        WellPoint offers numerous Medicare supplement plans, which typically pay the difference between health care costs incurred by a beneficiary and amounts paid by Medicare. For example, WellPoint offers a PPO-based product that offers supplemental Medicare coverage and a hybrid product which allows seniors over the age of 65 to maintain their full Medicare benefits for any out-of-network benefits while enrolled in a supplemental plan that allows them to choose their own physician with a copayment. As of December 31, 2001, these Medicare supplemental plans served approximately 338,000 members. As of December 31, 2001, RightCHOICE's Medicare supplemental plans had approximately 47,000 members. These products are marketed under the "Blue Horizons" name.

        WellPoint also offers an HMO plan under a Medicare + Choice contract in certain locations in California and Georgia. These contracts generally entitle WellPoint to a fixed per-member premium which is subject to adjustment annually by the Centers for Medicare and Medicaid Services ("CMS"), which administers the Medicare program, based on certain demographic information relating to the Medicare population and the cost of providing health care in a particular geographic area. In addition to physician care, hospitalization and other benefits covered by Medicare, the benefits under these plans (which vary by county) typically include routine physical exams, hearing tests, immunizations, eye examinations, counseling and health education services. As of December 31, 2001, the Company's Medicare + Choice HMO plans served approximately 61,000 members.

Medicaid Plans and Other State-Sponsored Programs

        The California Department of Health Services ("DHS") administers Medi-Cal, California's Medicaid program. WellPoint has been awarded contracts to offer Medi-Cal managed care programs in various California counties. Under these programs, WellPoint provides health care coverage to Medi-Cal program members and DHS (or a delegated local agency) pays WellPoint a fixed payment per member per month. As of December 31, 2001, approximately 941,000 members were enrolled in WellPoint's Medi-Cal managed care programs in various California counties and in other state-sponsored programs. The Company has also obtained contracts to serve Medicaid members in locations outside of California, including parts of Oklahoma, Virginia and Massachusetts. As of December 31, 2001, the plans serving these members had approximately 95,000 members. In 2000, the Company entered into a joint venture with Medical Card Systems, Inc., a Puerto Rico-based group health and life insurer, to pursue contracts under the Health Reform Program in Puerto Rico.

Managed Health Care Networks and Provider Relations

        The Company's health care networks and provider relations reflect the different market positions of the Company's various operating subsidiaries and local market dynamics in the various jurisdictions in which the Company does business.

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

        PPO Network.    There were approximately 3.6 million members (including administrative services members) enrolled in WellPoint's California PPO health care plans as of December 31, 2001, approximately 35% of whom were individuals or employees of small groups.

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

        HMO Network.    Membership in the Company's California HMO was approximately 2.3 million members as of December 31, 2001.

        The physician network of participating medical groups ("PMGs") is comprised of both multi-specialty medical group practices and individual practice associations ("IPAs"). Substantially all primary care physicians or PMGs in the Company's California HMO network are reimbursed on a capitated basis. These arrangements specify fixed per member per month payments to providers and may result in a marginally higher medical loss ratio than a non-capitated arrangement, but significantly reduce risk to WellPoint. Generally, HMO network hospital contracts are on a nonexclusive basis and provide for a per diem payment, which is below the hospitals' standard billing rates.

        Contractual arrangements with PMGs typically include provisions under which WellPoint provides limited stop-loss protection. If the PMG's actual charges for medical services provided to a member exceed an agreed-upon threshold amount, WellPoint will pay the group a portion of the excess amount. Rates are generally negotiated with PMGs and hospitals on an annual or multi-year basis. To encourage PMGs to contain costs for claims for non-capitated services such as inpatient hospital, outpatient surgery, hemodialysis, emergency room, skilled nursing facility, ambulance, home health and alternative birthing center services, WellPoint's PMG agreements provide for a settlement payment to the PMG based upon the PMG's effective utilization of such non-capitated services. PMGs are also eligible for additional incentive payments based upon their satisfaction of quality criteria and management of outpatient prescription drugs. In 2001, BCC announced plans to modify the incentive compensation arrangements for PMGs serving the Company's California HMO members to place greater emphasis on assessment of health outcomes, patient satisfaction information and generic outpatient drug utilization. This information will be reflected in a Quality Score Card prepared by BCC with respect to a particular PMG. BCC will seek to implement this modification as agreements with PMGs are renewed over the next two to three years.

Blue Cross Blue Shield of Georgia

        In 1995, Cerulean began using jointly owned integrated delivery systems for managed health care products, with community health partnership networks ("CHPNs") as the cornerstone of this strategy. CHPNs are locally based equity ventures between Georgia Blue and a local physician group or hospital. The physician or hospital joint ventures, as well as other health care professionals with which the CHPN maintains contracts, provide clinical services. Georgia Blue provides sales, management and administrative services, including information systems and data management services. Georgia Blue's HMO affiliate collects premium and fee revenues from subscribers and retains a flat percentage as a contribution to surplus. After deduction for premium taxes and administrative payments for Georgia Blue, the remaining premium revenue is used for payment of medical expenses and contributions to the CHPN's retained earnings. As of December 31, 2001, Georgia Blue had one active CHPN, in the greater Atlanta area. Outside of Atlanta, networks for Georgia Blue's HMO products are maintained without the use of a CHPN. The HMO membership in Atlanta that uses the CHPN Network accounts for a significant percentage of Georgia Blue's HMO membership.

        Georgia Blue has developed extensive physician and hospital networks that serve Georgia Blue's PPO Plans and certain of its indemnity products. For these products, Georgia Blue uses a variety of reimbursement methods, including per diem payments, maximum allowable charge, case rates, discounted fee-for-service and fee schedules.

Blue Cross Blue Shield of Missouri

        The health care services received by Blue Cross Blue Shield of Missouri members are provided primarily by physicians, hospitals and other health care professionals in proprietary provider networks. Blue Cross Blue Shield of Missouri maintains multiple managed care provider networks, including PPO and HMO networks. Networks are developed based upon the geographic locale of the provider, the appropriateness of the provider's specialty and the particular region for that network, as well as the convenience and accessibility of the membership. As with the Company's other networks, physicians' credentials and experience and other factors are evaluated. The managed care contracts with providers incorporate utilization management and quality improvement provisions. Network physicians receive either a monthly capitation payment or are paid on the basis on a fixed fee schedule which is generally lower than standard billing rates. PPO physicians are compensated on the basis of a fixed fee schedule. Most of the primary care physicians in the HMO provider networks are compensated on a capitated basis, while most specialist physicians are compensated on the basis on a fixed fee schedule. Hospital contracts generally provide for inpatient per diem payments, which provide for a reimbursement that is below the hospital's standard billing rates for an inpatient stay.

HealthLink

        HealthLink has developed extensive PPO networks in Missouri, Illinois, Indiana and various other states in which it operates. HealthLink's current network expansion efforts are concentrated on developing and supplementing the HealthLink provider networks in existing and adjacent areas of regional Missouri, Illinois, Indiana, Arkansas and Kentucky. HealthLink has also developed an HMO network concentrated in eastern and central Missouri and southern and central Illinois. To serve its workers' compensation members, HealthLink has developed workers compensation PPO networks serving portions of Missouri, Illinois and Indiana. Physician and hospital representation in HealthLink's various networks takes into account a number of factors, including the particular specialty or offered services of a contracting physician or facility. Managed care contracts generally incorporate utilization management and quality improvement features. Many of these contracts also obligate contracting providers to pay HealthLink a monthly fee for administrative services provided by HealthLink.

UNICARE

        Due to the more recent development of the Company's UNICARE national operations, UNICARE's relations with health care professionals are more varied than the Company's relations in California. Since 1996, the Company has conducted its network development efforts in various states, including Georgia, Illinois, Indiana, Maryland, Ohio, Texas and Virginia.

        As a result of the Rush Prudential acquisition, UNICARE added Rush Prudential's existing networks to its proprietary networks in the greater Chicago area. As part of the MMHD acquisition, the Company also acquired a majority ownership interest in a PPO entity, UNICARE National Capital Preferred Provider Organization ("UNICARE NCPPO"), which operates in the Maryland/Virginia area and is a joint venture with local health care providers.

        A large number of UNICARE members are served by third-party provider networks, which generally lack the selectivity and discounts typical of the Company's proprietary networks. One of the Company's strategies for the expansion of its UNICARE operations is to continue building and acquiring proprietary network systems in certain geographies similar to the Company's networks in California, which provide a continuum of managed care products to various customer segments. As UNICARE expands its operations, it intends to build or acquire such network operations and, as appropriate, to replace or supplement the current third-party network arrangements. During the last three years, UNICARE has consolidated its third-party network relationships in an effort to further contain its administrative expenses.

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

Utilization Management

        In order to better manage quality in its proprietary provider networks, WellPoint adopts utilization management processes and guidelines that are intended to reduce unnecessary or inappropriate procedures, admissions and other medical costs. The utilization management systems seek to provide access to quality care to WellPoint's members based on medical necessity where final decisions are made by physicians. In its California HMO, WellPoint permits PMGs to oversee most utilization management for their particular medical group under WellPoint's guidelines. Currently, substantially all of the PMGs in WellPoint's California HMO network have established committees to oversee utilization management. For its California PPO network, WellPoint uses treatment guidelines, requires pre-admission approvals of hospital stays and concurrent review of all admissions and retrospectively reviews physician practice patterns. Utilization management also includes an outpatient program, with pre-authorization and retrospective review, ongoing supervision of inpatient and outpatient care of members, case management and discharge planning capacity. Review of practice patterns may result in modifications and refinements to the PPO plan offerings and network contractual arrangements. In addition, WellPoint manages health care costs by periodically reviewing cost and utilization trends within its provider networks. Cases are reviewed in the aggregate to identify a high volume of a particular type of service to identify the most effective method of treatment while more effectively managing costs. In addition, the Company reviews high-cost procedures in an effort to provide new quality, cost-effective treatment by utilizing new technologies or by creating additional networks, such as its networks of home health agencies.

        For the Company's UNICARE managed care health plans, utilization management is provided by UNICARE through the Company's subsidiary CostCare, Inc. ("CCI"). As part of the GBO acquisition, the Company acquired CCI, which provides medical management services. The Company has integrated CCI's traditional utilization management and case management services into UNICARE offerings. CCI products include a disease state management program, a high-risk pregnancy identification and management program and a nurse health information line. Certain of the Company's plans in California also feature similar programs. In September 2001, CCI (which operates as UNICARE/Cost Care) received a one-year accreditation for its utilization management program from the Utilization Review Accreditation Commission ("URAC"), a private organization providing voluntary accreditation of utilization review entities. Additionally, in February 2000, CCI received a two-year accreditation from URAC for its health information line program.

        In 2000, the National Committee for Quality Assurance ("NCQA") awarded Blue Cross Blue Shield Healthcare Plan of Georgia, Inc. its second full, three-year accreditation. Georgia Blue's PPO organization was the first PPO in Georgia to receive accreditation from URAC. In 1999, NCQA awarded the Company's subsidiary HMO Missouri, Inc. a three-year accreditation. Blue Cross Blue Shield of Missouri's Alliances PPO and the HealthLink PPO have also received accreditation from URAC.

        In 1996, Blue Cross Blue Shield of Missouri developed its innovative Physician Group Partners Program, which is designed to increase collaborative managed care initiatives with primary care physicians in Blue Cross Blue Shield of Missouri's HMO and to provide those physicians with the opportunity to earn additional compensation by improving patient satisfaction and improving performance levels using nationally recognized health care industry standards. The program has subsequently been expanded to include a specialist program. The Physician Group Partners Program strives to establish long-term business relationships with physicians. Blue Cross Blue Shield of Missouri believes that this program has resulted in reduced integration and oversight of physicians, enhanced member satisfaction and improved quality measure scores. Blue Cross Blue Shield of Missouri has also implemented additional initiatives to enhance its business relationships with the physician community. As WellPoint begins its integration of the RightCHOICE operations, WellPoint intends to explore the various programs implemented by Blue Cross Blue Shield of Missouri and consider their applicability to other regions of the country in which WellPoint operates.

Underwriting

        In establishing premium rates for its health care plans, WellPoint uses underwriting criteria based upon its accumulated actuarial data, with adjustments for factors such as claims experience, member mix and industry differences to evaluate anticipated health care costs. WellPoint's underwriting practices in the individual and small group market are subject to legislation in California, Georgia, Illinois, Missouri and other states affecting the individual and small employer group market. Because UNICARE's members are in every state, the Company's underwriting practices, especially in the individual and small group market, are subject to a variety of legislative and regulatory requirements and restrictions. See "Government Regulation."

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

Pharmacy Products

        WellPoint offers pharmacy services and pharmacy benefit management services to its members. WellPoint's pharmacy services incorporate features such as drug formularies (a WellPoint-developed listing of preferred, cost-effective drugs), a pharmacy network and maintenance of a prescription drug database and mail order capabilities. Pharmacy benefit management services provided by WellPoint include management of drug utilization through outpatient prescription drug formularies, retrospective review and drug education for physicians, pharmacists and members. In December 2000, the Company completed its acquisition of a mail-order pharmacy facility, which now operates under the name PrecisionRx. The Company believes that PrecisionRx will enhance the competitiveness of its pharmacy benefit management services. As of December 31, 2001, WellPoint had approximately 32.8 million pharmacy members.

Dental Plans

        WellPoint's California dental plans include Dental Net, its California dental HMO, and Blue Cross Dental Select HMO, a hybrid plan, a dental PPO, and traditional indemnity plans. The Company's dental products outside of California currently include a dental PPO in Texas, Georgia and almost all of the other states in which the Company operates. As a result of the MMHD and GBO acquisitions, the Company has acquired significant additional dental membership outside of California. The Company's dental plans provide primary and specialty dental services, including orthodontic services, and as of December 31, 2001, served approximately 2.6 million dental members.

Life Insurance

        The Company offers primarily term-life and accidental death and dismemberment ("AD&D") insurance to employers, generally in conjunction with the Company's health plans. The MMHD, GBO and Cerulean acquisitions have expanded the Company's life insurance business both inside and outside of California. As of December 31, 2001, the Company provided life insurance products to approximately 2.3 million persons.

Mental Health Plans

        WellPoint offers specialized mental health and substance abuse programs. The plans cover mental health and substance abuse treatment services on both an inpatient and an outpatient basis. In addition, approximately 260 employee assistance and behavioral managed care programs have been implemented for a wide variety of businesses throughout the United States. As of December 31, 2001, there were approximately 5.1 million members covered under WellPoint's mental health plans.

Utilization Management

        In connection with the GBO acquisition, the Company acquired CCI. CCI, which now operates under the trade name UNICARE/CostCare, provides stand-alone utilization management and other medical management services to other health plans and self-funded employers. CCI utilization management services are also integrated into UNICARE product offerings. As of December 31, 2001, the Company had approximately 1.7 million utilization management members.

Disability Plans

        The Company offers short- and long-term disability programs, usually in conjunction with the Company's health plans. As of December 31, 2001, the Company provided long-term or short-term disability coverage to approximately 541,000 individuals.

Long-Term Care Insurance

        In 1997, the Company began offering a group of long-term care insurance products to its California members through its indirect wholly owned subsidiary BC Life & Health Insurance Company ("BC Life"). These plans, which are marketed under the Blue Cross Long Term Care trade name, involve six different products. The Company's long-term care products include tax-qualified and non-tax qualified versions of a skilled nursing home care plan and comprehensive policies covering skilled, intermediate and custodial long-term care and home health care services.

Workers' Compensation Managed Care Services

        In California, the Company offers workers' compensation managed care services, including bill review, network access, medical cost management and utilization management, to employers who self-insure their workers' compensation coverage, as well as to workers' compensation carriers. The Company's HealthLink subsidiary also provides workers' compensation managed care services to its clients in the central portion of the United States. See "Large Group Business—Management Services."

Market Research and Advertising

        WellPoint conducts market research and advertising programs to develop products and marketing techniques tailored specifically to customer segments. WellPoint uses print and broadcast advertising to promote its health care plans. In addition, the Company engages in promotional activities with agents, brokers and consultants. WellPoint incurred costs of approximately $59.6 million, $61.8 million and $40.8 million on advertising for the years ended December 31, 2001, 2000 and 1999, respectively.

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

        The markets in which the Company operates outside of California are also highly competitive. Because of the many different markets in which the Company now serves members, the Company faces unique competitive pressures in regional markets as well as on a national basis. The Company competes with other companies that offer managed health care plans as well as traditional indemnity insurance products. Many of these companies have greater financial and other resources than the

Company or greater market share on either a regional or national basis. As the Company continues to geographically expand its operations, it will be subject to national competitive factors as well as unique competitive conditions that may affect the more localized markets in which the Company operates.

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

Government Regulation

California

        DMHC and DOI Regulation.    WellPoint offers its managed health care products in California principally through its wholly owned indirect subsidiary Blue Cross of California, which is subject to regulation by the California Department of Managed Health Care (the "DMHC") under the Knox-Keene Health Care Service Plan Act of 1975 (the "Knox-Keene Act"). The insurance business conducted by the Company's subsidiary BC Life & Health Insurance Company ("BC Life") is regulated by the California Department of Insurance (the "California DOI"). Each entity is subject to various minimum capital and other requirements, such as restrictions on the payment of dividends or the issuance of capital stock, established by its respective regulatory authority. Blue Cross of California's managed health care programs are also subject to extensive DMHC regulation regarding benefit and coverage levels, relationships with health care providers, administrative capacity, marketing and advertising, procedures for quality assurance and subscriber and enrollee grievance resolution. Any material modifications to the organization or operations of Blue Cross of California are subject to prior review and approval by the DMHC. BC Life must obtain approval from the California DOI for all of its group insurance policies and certain aspects of its individual policies prior to issuing those policies, as well as certain other material actions which BC Life may propose to take. The failure to comply with applicable regulations can subject BCC or BC Life to various penalties, including fines or the imposition of restrictions on the conduct of its operations.

  California Health Care Reform Legislation

        Since September 1999, California Legislature has adopted a number of health care reform measures. The following is a summary of the material terms of the most significant of these laws.

        The Managed Health Care Insurance Accountability Act of 1999 ("SB 21") established an explicit duty on managed care entities to exercise ordinary care in arranging for the provision of medically necessary health care services to their subscribers and imposed liability for all harm legally caused by the failure to exercise such ordinary care. Managed care entities may be held liable if their failure to exercise ordinary care results in the denial, delay or modification of a health care service recommended for or furnished to the subscriber and the subscriber suffers "substantial harm." For purposes of the statute, "substantial harm" is defined as the loss of life, loss of or significant impairment of a limb or bodily function, significant disfigurement, severe and chronic pain or significant financial loss. Liability may be established for health care services regardless of whether the recommending health care provider is a contracting provider with the managed care entity. Managed care plans may not seek indemnity from a health care provider for the liability imposed by the statute. A cause of action may not be maintained under the statute against a managed care entity unless the subscriber has exhausted independent medical review procedures, except in instances where substantial harm has occurred or will imminently occur prior to the completion of the independent medical review.

        Assembly Bill 55 ("AB 55") established an independent medical review system. Every health plan enrollee, whether currently under the regulatory supervision of the DMHC or the California DOI, must be provided with an opportunity to seek an independent medical review whenever health care services have been denied, modified or delayed by a managed care entity or one of its contracting physicians, if this decision was based on a finding that the proposed services are not medically necessary. There is no minimum dollar level for claims to be subject to the independent review process and the enrollee does not have any responsibility for the payment of any application or processing fee. An enrollee's provider may assist and advocate in the review. All health plan contracts must provide an opportunity to seek an independent review. The statute does not apply to decisions by a health plan that health care services are not covered under the plan issued to the subscriber.

        Assembly Bill 88 ("AB 88") required that any health care service plan contract or disability insurance policy must provide coverage for the diagnosis and medically necessary treatment of severe mental illness under the same terms and conditions applied to other medical conditions.

        Assembly Bill 78 ("AB 78") provided for the creation of the DMHC, which now regulates the health care service plan operations previously under the supervision of the California Department of Corporations. The DMHC is advised by an advisory committee consisting of 22 members, 11 of whom are appointed by the Governor, 10 of whom are appointed by the joint recommendation of the Governor, the Speaker of the California Assembly and the California Senate Committee on Rules and one of whom is the Director of the Department (who is appointed by the Governor). This advisory committee is required to issue an annual report, which will include a report card issued to the public on the comparative performance of managed care organizations. This bill also established an Office of Patient Advocate, who is appointed by the California Governor, to represent the interest of enrollees. The Office of Patient Advocate is charged with the responsibility of helping enrollees secure health care services and will have access to the records of the DMHC. Under the legislation, the new DMHC has been granted expanded powers, including the ability to order the discontinuance of "unsafe or injurious practices."

        Senate Bill 260 ("SB 260") established a Financial Solvency Standards Board (the "Board") comprised of the Director of the Department of Managed Care (the "Director") and seven members appointed by the Director. The Board reviews financial solvency matters affecting the delivery of health care services and recommends financial solvency requirements relating to plan operations, plan-affiliate operations and transactions, plan-provider contractual relationships and provider-affiliate operations and transactions. Every contract between a health care service plan and a risk-bearing organization (i.e., any provider group that provides services in exchange for fixed capitation payments) must include a requirement that the risk-bearing organization furnish financial information to the health care service plan. In addition, the health care service plan must disclose information to the risk-bearing organization that enables the organization to be informed regarding its financial risk. Plans must provide payment of all risk arrangements, excluding capitation payments, within 180 days after the close of each fiscal year. Risk-bearing organizations may not be at financial risk for the provision of health care services unless a particular contract provision allocating such risk has first been negotiated and agreed to between the health care service plan and the risk-bearing organization. In addition, no contract between a health care service plan and a risk-bearing organization may include any provision that requires a health care provider to accept rates or methods of payments unless the provisions have first been negotiated and agreed to between the plan and the risk-bearing organization.

        Senate Bill 559 ("SB 559") imposed certain disclosure obligations and other limitations on health care plans, such as the Company, that make their networks of contracted providers available to other entities. Under SB 559, health care plans must disclose to contracting providers that they intend to make their health care networks and the negotiated discounts available to other payors such as self-insured employers or workers' compensation insurance companies. Providers may decline to be included in any list of contracted providers made available to any payor entity that does not provide financial incentives to, or otherwise actively encourage, the payor's members to use the list of contracting providers when obtaining medical care.

        Assembly Bill 1455 ("AB 1455") imposed new time limits for the payment of uncontested covered claims and required health care service plans to pay interest on uncontested claims not paid promptly within the required time period. AB 1455 also granted the DMHC additional authority to impose monetary penalties and other sanctions on health plans engaging in certain "unfair payment practices" (as defined in AB 1455).

        The California Legislature has also adopted legislation that imposes restrictions on the categories of persons that may be involved in medical management activities and on the conduct of such activities. Various other newly adopted bills mandate coverage for certain benefits, such as the provision of oral contraceptives, and place further limitations on health plan operations.

Federal

        A variety of federal laws have been adopted in the last several years effecting the Company's operations and a significant number of measures have also been proposed for future adoption. The following is a summary of the significant enacted measures as well as proposed measures.

        HIPAA.    The Health Insurance Portability and Accountability Act of 1996 ("HIPAA") and the implementing regulations that have thus far been adopted impose new obligations for issuers of health insurance coverage and health benefit plan sponsors. HIPAA requires certain guaranteed issuance and renewability of health coverage for individuals and small groups (generally 50 or fewer employees) and limits exclusions based on preexisting conditions. Most of the insurance reform provisions of HIPAA became effective for "plan years" beginning July 1, 1997.

        HIPAA also establishes new requirements regarding the confidentiality of patient health information and regarding standard formats for the transmission of health care data. In December 2000, the Department of Health and Human Services promulgated final regulations regarding the privacy of "protected health information." The rules would, among other things, require that health plans give patients a clear written explanation of how they intend to use, keep and disclose patient health information, prohibit health plans from conditioning payment or coverage on a patient's agreement to disclose health information for other purposes, and create federal criminal penalties for health plans, providers and claims clearinghouses that knowingly and improperly disclose information or obtain information under false pretenses. Final regulations regarding the standard formats for the transmission of health care information have also been released, with an effective date of October 2002. In December 2001, legislation was enacted which offered health entities the option of extending the date for compliance with these regulations until October 2003. The Company currently expects that it will file for such extension. The privacy and standardization regulations could have the effect of increasing the Company's expenses.

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

        Balanced Budget Act.    In August 1997, President Clinton signed into law the Balanced Budget Act of 1997 (the "Balanced Budget Act"). The Balanced Budget Act included a number of measures affecting the provision of health care. The act placed restrictions on the variation in Medicare reimbursement amounts (so-called "risk adjusters") between counties. CMS has released proposed risk adjusters, which are currently expected to be implemented in phases through the year 2005. In addition, the Balanced Budget Act ostensibly expanded the managed health plan options available to Medicare enrollees to include PPO, POS and high deductible health plans intended for MSAs. Regulations regarding these changes were adopted in June 1998. Finally, the Balanced Budget Act implemented certain changes with respect to Medicare supplement programs, including guaranteed coverage issues. Certain of the changes under the Balanced Budget Act could have the result of increasing the Company's costs.

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

        In California and Georgia, WellPoint provides a senior plan product under a Medicare + Choice contract that is subject to regulation by CMS. Under this contract and CMS regulations, if WellPoint's premiums received for Medicare-covered health care services provided to senior plan Medicare members are more than the Company's projected costs associated with the provision of health care services provided to senior plan members, then WellPoint must provide its senior plan members with additional benefits beyond those required by Medicare or reduce its premiums, or deductibles or co-payments, if any. CMS has the right to audit HMOs operating under Medicare contracts to determine the quality of care being rendered and the degree of compliance with CMS' contracts and regulations.

        Future Health Care Reform. A number of legislative proposals have been made at the Federal and state levels over the past several years. These proposals would, among other things, mandate benefits with respect to certain diseases or medical procedures, require plans to offer an independent external review of certain coverage decisions or establish health plan liability in a manner similar to the California legislation discussed above or the Georgia and Texas legislation discussed in the following section. The United States Congress is currently considering a number of alternative health care reform measures that would, among other things, mandate external review of treatment denial decisions and provide for managed care liability. There have also been proposals made at the Federal level to implement greater restrictions on employer-funded health plans, which are generally exempted from state regulation by ERISA.

        WellPoint is unable to evaluate what legislation may be proposed and when or whether any legislation will be enacted and implemented. However, many of the proposals, if adopted, could have a material adverse effect on WellPoint's financial condition, cash flows or results of operations, while others, if adopted, could potentially benefit WellPoint's business.

Other States

        The Company's activities in other states are subject to state regulation applicable to the provision of managed health care services and the sale of traditional health indemnity insurance. As a result of the Company's various acquisitions, the Company and certain of its subsidiaries are also subject to regulation by the DOI in Delaware (which is the state of incorporation and domicile of UNICARE Life & Health Insurance Company, one of the Company's principal operating subsidiaries outside of California), Georgia, Illinois, Indiana, Missouri, Texas and in all other states. As the Company expands its offering of managed care products in new geographic locations, it will be subject to additional regulation by governmental agencies applicable to the provision of health care services. The Company believes it is in compliance in all material respects with all current state regulatory requirements applicable to its business as presently conducted. However, changes in government regulations could affect the level of services which the Company is required to provide or the rates which the Company can charge for its health care products and services.

        As the Company continues to expand its operations outside of California, new legislative and regulatory developments in Delaware, Georgia, Illinois, Missouri, Texas and various other states will have greater potential effect on the Company's financial condition, cash flows or results of operations. In 1999 the Georgia Legislature adopted several new bills, including one that requires managed care plans to offer coverage for services rendered by out-of-network providers and one that establishes a Consumers' Insurance Advocate with authority to review and comment upon matters pending before the Department of Insurance. Over the past few years, there has also been an increase in other states in proposed legislation regarding, among other things, mandated benefits, prompt payment of claims, health plan liability, third-party review of health plan coverage determinations and health plan relationships with providers. The Company expects that this trend of increased legislation will continue. These laws may have the effect of increasing the Company's claims expense.

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

Service Marks

        WellPoint and its subsidiaries have filed for registration of and maintain several service marks, trademarks and trade names at the Federal level and in various states in which it operates. WellPoint and various of its operating subsidiaries are currently parties to license agreements with the Blue Cross Blue Shield Association (the "BCBSA") which allow them to use the Blue Cross or Blue Shield names and marks in California, Georgia and parts of Missouri with respect to WellPoint's HMO and PPO network-based plans. The BCBSA is a national trade association of Blue Cross and Blue Shield licensees. Each licensee is an independent legal organization and is not responsible for the obligations of other BCBSA member organizations. A Blue Cross or Blue Shield license requires payment of a fee to the BCBSA and compliance with various requirements established by the BCBSA, including the maintenance of specified minimum capital. The failure to meet such capital requirements can subject the Company to certain corrective action, while the failure to meet a lower specified level of capital can result in termination of the Company's license agreement with the BCBSA. WellPoint considers the licensed Blue Cross and Blue Shield names and their registered service marks, trademarks and trade names important in the operation of its business.

Employees

        At December 31, 2001, WellPoint and its subsidiaries employed approximately 13,900 persons. Approximately 145 of the Company's employees are presently covered by a collective bargaining agreement with the Office and Professional Employees International Union, Local 29. Approximately 163 of the Company's office clerical employees in the greater Detroit area are presently covered by a collective bargaining agreement with the International Brotherhood of Teamsters, Chauffeurs,

Warehousemen and Helpers of America, Local No. 614. As of December 31, 2001, RightCHOICE and its subsidiaries employed approximately 2,300 persons. WellPoint believes that its relations with its employees are good, and it has not experienced any work stoppages.

Executive Officers

        Leonard D. Schaeffer, age 56, has been Chairman of the Board of Directors and Chief Executive Officer of the Company since August 1992. Mr. Schaeffer has also been Chief Executive Officer of BCC since 1986 and Chairman of the Board of Directors since 1989. From 1982 to 1986, Mr. Schaeffer served as President of Group Health, Inc., an HMO in the midwestern United States. Prior to joining Group Health, Inc., Mr. Schaeffer was the Executive Vice President and Chief Operating Officer of the Student Loan Marketing Association, a financial institution that provides a secondary market for student loans, from 1980 to 1981. From 1978 to 1980, Mr. Schaeffer was the Administrator of HCFA (now known as CMS), which administers the Federal Medicare and Medicaid programs. Mr. Schaeffer serves as a director of Allergan, Inc. and Providian Financial Corporation.

        D. Mark Weinberg, age 49, has been Executive Vice President and Chief Development Officer since February 2002. From March 1999 until February 2002, he was Executive Vice President, Individual and Small Group Division of the Company since April 1999. From October 1995 until March 1999, he served as Executive Vice President, UNICARE Businesses of the Company. From August 1992 until May 1996, Mr. Weinberg served as a director of the Company. From February 1993 to October 1995, Mr. Weinberg was Executive Vice President, Consumer and Specialty Services of the Company. Prior to February 1993, Mr. Weinberg was Executive Vice President of BCC's Consumer Services Group from December 1989 to February 1993 and was Senior Vice President of Individual and Senior Services of BCC from April 1987 to December 1989. From 1981 to 1987, Mr. Weinberg held a variety of positions at Touche Ross & Co. From 1976 to 1981, Mr. Weinberg was general manager for the CTX Products Division of PET, Inc.

        Joan E. Herman, age 48, joined the Company in June 1998 as Executive Vice President, Specialty Division. From April 1999 until March 2000, Ms. Herman was Executive Vice President, Senior and Specialty Businesses. Since March 2000, Ms. Herman has been Executive Vice President, Senior Specialty and State-Sponsored Programs Division. From 1982 until joining the Company, Ms. Herman was with Phoenix Home Life Mutual Insurance Company, a mutual insurance company, most recently serving as Senior Vice President. Ms. Herman is a member of the Society of Actuaries and American Academy of Actuaries.

        David S. Helwig, age 45, has been Executive Vice President, Blue Cross of California Businesses since February 2002. From March 2001 until February 2002, he was Executive Vice President, Large Group Division of the Company. From May 2000 until March 2001, Mr. Helwig was Senior Vice President, Western Region, Large Group Businesses of the Company and from March 1999 until May 2000, Mr. Helwig served as Senior Vice President and Chief Actuary for the Company. From 1995 until March 1999, Mr. Helwig served as Senior Vice President of Individual and Small Group Services for the Company and from May 1994 until 1995, Mr. Helwig was Senior Vice President of Consumer Services for CaliforniaCare Health Plans, a subsidiary of the Company. From 1991 to May 1994, Mr. Helwig was Senior Vice President and Chief Actuary of Blue Cross of California and from February 1993 until May 1994, Mr. Helwig also served as Chief Financial Officer and Treasurer of Blue Cross of California.

        Rebecca Kapustay, age 50, has been Executive Vice President, Blue Cross and Blue Shield of Georgia since March 2001. From 1979 until 1992, Ms. Kapustay held various positions with Blue Cross of California of increasing responsibility in both operations and data processing. From 1993 until April 1994, Ms. Kapustay was General Manager of the Company and from May 1994 until 2000, Ms. Kapustay held various positions with the Company including Senior Vice President, California Operations and more recently Senior Vice President, Large Group Services.

        John A. O'Rourke, age 58, joined the Company in February 2002 as Executive Vice President, Central Business Region. From February 1997 until January 2002, Mr. O'Rourke was Chairman and Chief Executive Officer of RightCHOICE Managed Care, Inc. From January 1985 until joining RightCHOICE, Mr. O'Rourke was President and Chief Executive Officer of HealthLink. Prior to joining HealthLink Mr. O'Rourke was Deputy Director of the Office of HMOs in the U.S. Department of Health and Human Services.

        David C. Colby, age 48, joined the Company in September 1997 as Executive Vice President and Chief Financial Officer. From April 1996 until joining the Company, Mr. Colby was Executive Vice President, Chief Financial Officer and Director of American Medical Response, Inc., a health care services company focusing on ambulance services and emergency physician practice management. From July 1988 until March 1996, Mr. Colby was with Columbia/HCA Healthcare Corporation, most recently serving as Senior Vice President and Treasurer. From September 1983 until July 1988, Mr. Colby was Senior Vice President and Chief Financial Officer of The Methodist Hospital in Houston, Texas.

        Thomas C. Geiser, age 51, has been Executive Vice President, General Counsel and Secretary of the Company since May 1996. From July 1993 until May 1996, Mr. Geiser held the position of Senior Vice President, General Counsel and Secretary. Prior to joining the Company, he was a partner in the law firm of Brobeck, Phleger & Harrison from June 1990 to June 1993 and a partner in the law firm of Epstein Becker Stromberg & Green from May 1985 to May 1990. Mr. Geiser joined the law firm of Hanson, Bridgett, Marcus, Vlahos & Stromberg as an associate in March 1979 and became a partner in the firm, leaving in May 1985.

        Woodrow A. Myers, Jr., M.D., age 48, has been Executive Vice President, Chief Medical Officer of the Company since September 2000. From 1995 until September 2000, he served as Director, Healthcare Management of Ford Motor Company. From 1991 until 1995, Dr. Myers served as Senior Vice President and Corporate Medical Director of The Associated Group (now known as Anthem Blue Cross Blue Shield). From 1990 to 1991, Dr. Myers was the Commissioner of Health for the City of New York. Dr. Myers serves as a director of Somnus Medical Technologies.

        Alice F. Rosenblatt, age 53, has been Executive Vice President and Chief Actuary of the Company since March 2002. From October 1996 until March 2002, she served as Senior Vice President and Chief Actuary of the Company. From February 1994 until September 1996, Ms. Rosenblatt was a partner with Coopers & Lybrand LLP. From May 1989 until December 1993, Ms. Rosenblatt served as the Senior Vice President and Chief Actuary of Blue Cross Blue Shield of Massachusetts. From 1987 until 1989, Ms. Rosenblatt served as the Chief Actuary and Senior Vice President of Blue Cross of California's health maintenance organization and group services.

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

        At the time of the Recapitalization, pursuant to an agreement with the BCBSA, the Company's Certificate of Incorporation included an "Ownership Limit" with respect to the Company's voting securities. At such time, the "Ownership Limit" was established as one share less than 5% of the Company's outstanding voting securities. In December 1997, the Company and the BCBSA, in accordance with the provisions of Article VII, Section 14(f)(2) of the Company's Certificate of Incorporation, agreed to modify the Ownership Limit to the following: (i) for any "Institutional Investor," one share less than 10% of the Company's outstanding voting securities; and (ii) for any "Noninstitutional Investor," other than the Foundation, one share less than 5% of the Company's outstanding voting securities. For these purposes, "Institutional Investor" means any person if (but only if) such person is (1) a broker or dealer registered under Section 15 of the Securities Exchange Act of 1934 (the "Exchange Act"), (2) a bank as defined in Section 3(a)(6) of the Exchange Act, (3) an insurance company as defined in Section 3(a)(19) of the Exchange Act, (4) an investment company registered under Section 8 of the Investment Company Act of 1940, (5) an investment adviser registered under Section 203 of the Investment Advisers Act of 1940, (6) an employee benefit plan, or pension fund which is subject to the provisions of the Employee Retirement Income Security Act of 1974 or an endowment fund, (7) a parent holding company, provided the aggregate amount held directly by the parent, and directly and indirectly by its subsidiaries which are not persons specified in paragraphs (1) through (6), does not exceed one percent of the securities of the subject class, or (8) a group, provided that all the members are persons specified in paragraphs (1) through (7). In addition, every filing made by such person with the SEC under Regulation 13D-G (or any successor Regulation) under the Exchange Act with respect to such person's beneficial ownership must contain a certification (or a substantially similar one) that the WellPoint Common Stock acquired by such person was acquired in the ordinary course of business and was not acquired for the purpose of and does not have the effect of changing or influencing the control of WellPoint and was not acquired in connection with or as a participant in any transaction having such purpose or effect. For such purposes, "Noninstitutional Investor" means any person that is not an Institutional Investor.

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

        In July 1999, WellPoint issued an aggregate of $299 million in principal amount at maturity of Zero Coupon Convertible Subordinated Debentures Due 2019 (the "Debentures"). The BCBSA has determined that it will treat a holder of Debentures at a particular time as beneficially owning shares of Common Stock equal to the greater of (i) the number of shares into which the Debentures could be converted upon exercise of the conversion right of the Debentures at such time, and (ii) the number of shares of Common Stock which the holder would receive if WellPoint paid the holder in shares of

Common Stock upon exercise of the holder's redemption right (assuming redemption of the Debentures at a price equal to the original issue price plus then-accrued original issue discount and based on the then-current market price of the Common Stock). This deemed beneficial ownership will be aggregated with a Debentureholder's other beneficial ownership of Common Stock for purposes of determining if the Ownership Limit provisions have been violated. Any Debentureholder's deemed beneficial ownership of Common Stock may fluctuate as a result of changes in the market price of the Common Stock.

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

        In connection with the RightCHOICE transaction, the Missouri Foundation for Health (the "Missouri Foundation"), which was formerly the largest stockholder of RightCHOICE, acquired 4,805,200 shares of WellPoint Common Stock, or approximately 6.7% of the then-outstanding WellPoint Common Stock. Because the Missouri Foundation did not qualify as an Institutional Investor for purposes of the Ownership Limit, the Company requested and received a waiver of the Ownership Limit requirements from the BCBSA. In connection therewith, the Missouri Foundation committed to sell sufficient shares of WellPoint Common Stock such that its ownership would be reduced to below 5% of WellPoint's outstanding voting securities on or prior to January 31, 2003. As of March 2002, the Missouri Foundation had sold sufficient shares to reduce its ownership to below 5% of WellPoint's outstanding voting securities.

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

Federal and State Health Care Regulation; Legislative Reform; Activities as Government Contractor

        WellPoint's operations are subject to substantial regulation by Federal, state and local agencies. Such regulation may either relate to the Company's business operations or to the financial condition of regulated subsidiaries. With regard to the former, regulation typically covers prescribed benefits, prompt payment of claims, relationships with providers, marketing, advertising, quality assurance and member grievance resolution. With regard to the latter, regulation typically governs the amount of capital required to be retained in regulated subsidiaries and the ability of such subsidiaries to pay dividends. From time to time, the Company and its subsidiaries receive requests for information from regulatory agencies or are notified that such agencies or other officials are conducting reviews, investigations or other proceedings with respect to certain of the Company's activities. There can be no assurance that any past or future regulatory action by any such agencies will not have a material adverse effect on the profitability or marketability of WellPoint's health plans, the Company's ability to access capital from the operations of its regulated subsidiaries or on its financial condition, cash flows or result of operations.

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

        The Company provides insurance products to Medi-Cal beneficiaries in various California counties under contracts with the DHS (or a delegated local agency). The Company also provides administrative services for CMS in various capacities, including certain Medicare programs and under its Blue Cross Senior Secure plan. There can be no assurance that acting as a government contractor in these circumstances will not increase the risk of heightened scrutiny by such government agencies, or that the profitability from this business will not be adversely affected through inadequate premium rate increases due to governmental budgetary issues. Future actions by any regulatory agencies may have a material adverse effect on the Company's business.

        As a result of the PrecisionRx transaction completed in December 2000, one of the Company's subsidiaries conducts business as a mail order pharmacy. The pharmacy business is subject to extensive federal, state and local regulations which are in many instances different from those under which the Company's traditional health care businesses operate. The failure to properly adhere to these and other applicable regulations could result in the imposition of civil and criminal penalties, which could adversely affect the Company's result of operations or financial condition. In addition, pharmacies are exposed to risks inherent in the packaging and distribution of pharmaceuticals and other health care products. Although the Company intends to maintain professional liability insurance, there can be no assurances that the coverage limits under such insurance programs will be adequate to protect against future claims or that the Company will be able to maintain insurance on acceptable terms in the future.

Pending Transaction with CareFirst

        WellPoint has entered into the CareFirst Merger Agreement pursuant to which CareFirst will become a wholly owned subsidiary of the Company (See "Recent Completed Transactions and Pending Transactions—Pending Acquisition of CareFirst.") Completion of this transaction is subject to the satisfaction of a number of conditions, including approval of the insurance regulators in each of

Maryland, Delaware and the District of Columbia. In addition, one of CareFirst's operating affiliates must have its federal charter amended or repealed by the United States Congress (subject to presidential approval) and must obtain approval from the Washington D.C. Corporation Counsel. There can be no assurances that the required approvals will be obtained. If all conditions to closing are not met on or before November 20, 2004, each of WellPoint and CareFirst will have the right to terminate the CareFirst Merger Agreement. As a result, there can be no assurances that the transaction will be consummated.

        As a condition to approval of the transaction, regulatory agencies may seek to impose requirements or limitations on the way that the combined company conducts it business. Although neither WellPoint nor CareFirst is obligated to agree to any material requirements or limitations in order to obtain approval, if either or both companies were to agree to any such conditions, such requirements or limitations or additional costs associated therewith could adversely affect WellPoint's ability to integrate the operations of CareFirst with those of WellPoint. Accordingly, a material adverse effect on WellPoint's revenue, results of operations and cash flows following the CareFirst transaction could result.

Indebtedness from Completed and Pending Acquisitions

        In connection with the RightCHOICE and Cerulean transactions, the Company incurred significant additional indebtedness to fund the cash payments made to the acquired companies' stockholders. In addition, the Company currently expects to incur additional indebtedness to fund some or all of the cash payments to be made in connection with the pending CareFirst transaction. This existing or new indebtedness may result in a significant percentage of the Company's cash flow being applied to the payment of interest, and there can be no assurance that the Company's operations will generate sufficient future cash flow to service this indebtedness. The Company's current indebtedness, as well as any indebtedness that the Company may incur in the future (such as indebtedness incurred to fund repurchases of its Common Stock or to fund the CareFirst or other transactions), may adversely affect the Company's ability to finance its operations and could limit the Company's ability to pursue business opportunities that may be in the best interests of the Company and its stockholders.

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

        In June 2000, the California Medical Association filed a lawsuit in U.S. district court in San Francisco against BCC. The lawsuit alleges that BCC violated the RICO Act through various misrepresentations to and inappropriate actions against health care providers. In late 1999, a number of class-action lawsuits were brought against several of the Company's competitors alleging, among other things, various misrepresentations regarding their health plans and breaches of fiduciary obligations to health plan members. In August 2000, the Company was added as a party to Shane v. Humana, et al., a class-action lawsuit brought on behalf of health care providers nationwide. In addition to the RICO claims brought in the California Medical Association lawsuit, this lawsuit also alleges violations of ERISA, federal and state "prompt pay" regulations and certain common law claims. In October 2000, the federal Judicial Panel on Multidistrict Litigation issued an order consolidating the California

Medical Association lawsuit, the Shane lawsuit and various other pending managed care class-action lawsuits against other companies before District Court Judge Federico Moreno in the Southern District of Florida for purposes of the pretrial proceedings. In March 2001, Judge Moreno dismissed the plaintiffs' claims based on violation of the RICO Act, although the dismissal was made without prejudice to the plaintiffs' ability to subsequently refile their claims. Judge Moreno also dismissed, with prejudice, the plaintiffs' federal prompt pay law claims. On March 26, 2001, the California Medical Association filed an amended complaint in its lawsuit, alleging, among other things, revised RICO claims and violations of California law. A hearing on the plaintiffs' motion to certify a class was held in early May 2001. On May 9, 2001, Judge Moreno issued an order requiring that all discovery in the litigation be completed by December 2001, with the exception of discovery related to expert witnesses, which must be completed by March 15, 2002. In June 2001, the federal Court of Appeals for the 11th Circuit issued a stay of Judge Moreno's discovery order, pending a hearing before the Court of Appeals on the Company's appeal of its motion to compel arbitration (which had earlier been granted in part and denied in part by Judge Moreno). The panel for the hearing was selected in December 2001. The hearing was held in January 2002 and, in March 2002, the Court of Appeals issued an opinion affirming Judge Moreno's earlier action with respect to the motion to compel arbitration.

        In March 2002, the American Dental Association and three individual dentists filed a lawsuit in U.S. district court in Chicago against the Company and BCC. This lawsuit alleges that WellPoint and BCC engaged in conduct that constituted a breach of contract under ERISA, trade libel and tortious interference with contractual relations and existing and prospective business expectancies. The lawsuit seeks class-action status.

        In July 2001, two individual physicians seeking to represent a class of physicians, hospitals and other providers brought suit in the Circuit Court of Madison County, Illinois against HealthLink, Inc., which is now a subsidiary of the Company as a result of the RightCHOICE transaction. The physicians allege that HealthLink breached the contracts with these physicians by engaging in the practices of "bundling" and "down-coding" in its processing and payment of provider claims. The relief sought includes an injunction against these practices and damages in an unspecified amount. In March 2002, HealthLink was notified that the court intends to hold a hearing on class certification, although no formal date for such hearing has been set. A similar lawsuit was brought by physicians (including one of the physicians in the case described above) in the same court in Madison County, Illinois, on behalf of a nationwide class of providers who contract with Blue Cross and Blue Shield plans against the Blue Cross and Blue Shield Association and another Blue Cross Blue Shield plan. The complaint recites that it is brought against those entities and their "unnamed subsidiaries, licensees, and affiliates," listing a large number of Blue Cross and Blue Shield plans, including "Alliance Blue Cross Blue Shield of Missouri." The plaintiffs also allege that the plans have systematically engaged in practices known as "short paying," "bundling," and "down-coding" in their processing and payment of subscriber claims. Blue Cross Blue Shield of Missouri has not been formally named or served as a defendant in this suit.

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

Integration of Acquisitions; Geographic Expansion Strategy; Future Acquisitions

        One component of the Company's business strategy has been to diversify into new geographic markets, particularly through strategic acquisitions. The Company has completed a number of significant acquisitions since 1996. Since the relevant dates of acquisition, the Company has worked extensively on the integration of the acquired MMHD, GBO and Rush Prudential businesses. The Company has also completed significant work on the integration of the Cerulean businesses. The Company expects to begin its integration of RightCHOICE during the remainder of 2002. The Company is continuing the consolidation of these acquired operations into its operations, which will require considerable expenditures and a significant amount of management time. Due to the complex nature of the merger integration process, particularly the information systems designed to serve these businesses, the Company may temporarily experience increases in claims inventory or other service-related issues that may negatively affect the Company's relationship with its customers and contribute to increased attrition of such customers. The success of these acquisitions will, among other things, also require the integration of a significant number of the employees into the Company's existing operations and the completion of the integration of separate information systems. No assurances can be given regarding the ultimate success of the integration of these acquisitions into the Company's business.

        As the Company pursues its geographic expansion strategy, the Company's market share in new markets will not be as significant, and its provider networks not as extensive, as in California, Georgia and Missouri, and the Company will not have the benefit of the Blue Cross or Blue Shield names and marks which are important components of its success in California, Georgia and Missouri. The Company no longer has the benefit of the MassMutual, John Hancock or Rush Prudential trade names. There can be no assurance that the absence of one or more of these elements will not adversely affect the success of the Company's geographic expansion strategy.

        The Company actively considers acquisition opportunities on a regular basis, both in connection with its geographic expansion strategy and its California operations. The Company currently has no existing agreements or commitments to effect any material acquisition, other than CareFirst. Accordingly, there can be no assurance that the Company will be able to identify additional acquisition, candidates available for sale at reasonable prices or consummate any acquisition or that any discussions will result in an acquisition. Any such acquisitions may require significant additional capital resources and there can be no assurance that the Company will have access to adequate capital resources to effect such future acquisitions. To the extent that the Company consummates acquisitions, there can be no assurance that such acquisitions will be successfully integrated into the Company or that such acquisitions will not adversely affect the Company's results of operations, cash flows and financial condition.

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

        A substantial portion of WellPoint's California business is in the individual and small employer group market, where the loss ratio is significantly lower than in the large employer group market. The individual and small employer group business constituted approximately 31.0% of WellPoint's total premium revenue for the year ended December 31, 2001. WellPoint has experienced increasing competition in the individual and small employer group market over the past several years, which could adversely affect WellPoint's loss ratio and future financial condition or results of operations. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations."

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

Employee Matters

        The Company is dependent on retaining existing employees and attracting and retaining additional qualified employees to meet its future needs. The Company faces intense competition for qualified employees and there can be no assurance that the Company will be able to attract and retain such employees or that such competition among potential employers will not result in increasing salaries. There can be no assurance that an inability to retain existing employees or attract additional employees will not have a material adverse effect on the results of operations of the Company. The Company is especially dependent on attracting and retaining qualified information technology personnel and other skilled professionals.

Tax Issues Relating to the WellPoint and RightCHOICE Recapitalizations

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

        On November 30, 2000, RightCHOICE completed a reorganization (the "RightCHOICE Recapitalization") with its majority stockholder, RightCHOICE Managed Care, Inc., a Missouri corporation ("Old RightCHOICE"). As part of the RightCHOICE Recapitalization, the Missouri Foundation became the holder of approximately 80% of RightCHOICE Common Stock. In connection with the RightCHOICE Recapitalization, the predecessor of Old RightCHOICE, Blue Cross and Blue Shield of Missouri, received a ruling from the IRS that, among other things, the conversion of Blue Cross and Blue Shield of Missouri from a non-profit corporation to a for-profit corporation qualified as a reorganization under the Internal Revenue Code and that Blue Cross and Blue Shield of Missouri recognized no gain or loss for federal income tax purposes. If the IRS subsequently revoked, modified or decided not to honor the ruling due to a change in law or for any other reason, RightCHOICE, as the successor to Old RightCHOICE, could be subject to federal income tax on the difference between the value of each of Blue Cross and Blue Shield of Missouri's assets at the time of the RightCHOICE Recapitalization and its tax basis in its assets at the time of the RightCHOICE Recapitalization. RightCHOICE is now a wholly owned subsidiary of WellPoint. RightCHOICE and the Missouri Foundation entered into an indemnification agreement that provides, with certain exceptions, that the Missouri Foundation will indemnify RightCHOICE against the tax liability as a result of the IRS's revocation or modification, in whole or in part, of its ruling, or an IRS determination that RightCHOICE's conversion was a taxable transaction for federal income tax purposes. If a tax liability should arise against which the Missouri Foundation has agreed to indemnify RightCHOICE, the Missouri Foundation may not have sufficient assets to pay the liability. RightCHOICE would then bear all or a portion of the liability, which could have a material adverse effect on RightCHOICE's and the Company's financial condition.

Item 2. Properties.

        Effective as of January 1, 1996, the Company entered into a lease for Blue Cross of California's Woodland Hills, California headquarters facility, which provides for a term expiring in December 2019 with two options to extend the term for up to two additional five-year terms. In 1997, the Company entered into a lease, which expires in December 2019, for a new facility located in Thousand Oaks, California housing certain corporate and specialty services. This facility was completed in January 1999. The Company and its subsidiaries have additional offices in the greater Los Angeles and Ventura County area. As a result of the Company's continuing national expansion efforts, the Company leases or owns offices in various other locations, including Atlanta and Columbus, Georgia; St. Louis, Missouri; Springfield, Massachusetts; Charlestown, Massachusetts; the greater Chicago, Illinois area;

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

        In June 2000, the California Medical Association filed a lawsuit in U.S. district court in San Francisco against BCC. The lawsuit alleges that BCC violated the RICO Act through various misrepresentations to and inappropriate actions against health care providers. In late 1999, a number of class-action lawsuits were brought against several of the Company's competitors alleging, among other things, various misrepresentations regarding their health plans and breaches of fiduciary obligations to health plan members. In August 2000, the Company was added as a party to Shane v. Humana, et. al., a class-action lawsuit brought on behalf of health care providers nationwide. In addition to the RICO claims brought in the California Medical Association lawsuit, this lawsuit also alleges violations of ERISA, federal and state "prompt pay" regulations and certain common law claims. In October 2000, the federal Judicial Panel on Multidistrict Litigation issued an order consolidating the California Medical Association lawsuit, the Shane lawsuit and various other pending managed care class-action lawsuits against other companies before District Court Judge Federico Moreno in the Southern District of Florida for purposes of the pretrial proceedings. In March 2001, Judge Moreno dismissed the plaintiffs' claims based on violation of the RICO Act, although the dismissal was made without prejudice to the plaintiffs' ability to subsequently refile their claims. Judge Moreno also dismissed, with prejudice, the plaintiffs' federal prompt pay law claims. On March 26, 2001, the California Medical Association filed an amended complaint in its lawsuit, alleging, among other things, revised RICO claims and violations of California law. A hearing on the plaintiffs' motion to certify a class was held in early May 2001. On May 9, 2001, Judge Moreno issued an order requiring that all discovery in the litigation be completed by December 2001, with the exception of discovery related to expert witnesses, which must be completed by March 15, 2002. In June 2001, the federal Court of Appeals for the 11th Circuit issued a stay of Judge Moreno's discovery order, pending a hearing before the Court of Appeals on the Company's appeal of its motion to compel arbitration (which had earlier been granted in part and denied in part by Judge Moreno). The panel for the hearing was selected in December 2001. The hearing was held in January 2002 and, in March 2002, the Court of Appeals issued an opinion affirming Judge Moreno's earlier action with respect to the motion to compel arbitration.

        In March 2002, the American Dental Association and three individual dentists filed a lawsuit in U.S. district court in Chicago against the Company and BCC. This lawsuit alleges that WellPoint and BCC engaged in conduct that constituted a breach of contract under ERISA, trade libel and tortious interference with contractual relations and existing and prospective business expectancies. The lawsuit seeks class-action status.

        In July 2001, two individual physicians seeking to represent a class of physicians, hospitals and other providers brought suit in the Circuit Court of Madison County, Illinois against HealthLink, Inc., which is now a subsidiary of the Company as a result of the RightCHOICE transaction. The physicians allege that HealthLink breached the contracts with these physicians by engaging in the practices of

"bundling" and "down-coding" in its processing and payment of provider claims. The relief sought includes an injunction against these practices and damages in an unspecified amount. In March 2002, HealthLink was notified that the court intends to hold a hearing on class certification, although no formal date for such hearing has been set. A similar lawsuit was brought by physicians (including one of the physicians in the case described above) in the same court in Madison County, Illinois, on behalf of a nationwide class of providers who contract with Blue Cross and Blue Shield plans against the Blue Cross and Blue Shield Association and another Blue Cross Blue Shield plan. The complaint recites that it is brought against those entities and their "unnamed subsidiaries, licensees, and affiliates," listing a large number of Blue Cross and Blue Shield plans, including "Alliance Blue Cross Blue Shield of Missouri." The plaintiffs also allege that the plans have systematically engaged in practices known as "short paying," "bundling," and "down-coding" in their processing and payment of subscriber claims. Blue Cross Blue Shield of Missouri has not been formally named or served as a defendant in this suit.

        The financial and operational impact that these and other evolving theories of recovery will have on the managed care industry generally, or the Company in particular, is at present unknown.

Item 4. Submission of Matters to a Vote of Security Holders.

        None.

PART II

Item 5. Market for the Registrant's Common Equity and Related Stockholder Matters

        The Company's Common Stock has been traded on the New York Stock Exchange under the symbol "WLP" since the Company's initial public offering on January 27, 1993. The following table sets forth for the periods indicated the high and low sale prices for the Common Stock. The information shown below has been adjusted to reflect the Company's two-for-one stock split in the form of a stock dividend, which was effective on March 15, 2002.

	High	Low
Year Ended December 31, 2000
First Quarter	$39.25	$28.47
Second Quarter	39.94	33.38
Third Quarter	48.19	35.19
Fourth Quarter	60.75	45.78
Year Ended December 31, 2001
First Quarter	57.88	42.38
Second Quarter	50.09	40.83
Third Quarter	54.97	46.40
Fourth Quarter	61.45	49.75

        On March 18, 2002 the closing price on the New York Stock Exchange for the Company's Common Stock was $62.48 per share. As of March 18, 2002, there were approximately 621 holders of record of Common Stock.

        The Company did not pay any dividends on its Common Stock in 2000 or 2001. Management currently expects that all of WellPoint's future income will be used to expand and develop its business. The Board of Directors currently intends to retain the Company's net earnings during 2002.

Item 6. Selected Financial Data.

	Year Ended December 31,
	2001	2000	1999	1998	1997
	(In thousands, except per share data, membership data and operating statistics)
Consolidated Income Statements(A)(B)
Revenues:
Premium revenue	$11,577,170	$8,583,663	$6,896,857	$5,934,812	$5,068,947
Management services and other revenue	609,693	451,847	429,336	433,960	377,138
Investment income	241,784	193,448	159,234	109,578	196,153

	12,428,647	9,228,958	7,485,427	6,478,350	5,642,238
Operating Expenses:
Health care services and other benefits	9,436,264	6,935,398	5,533,068	4,776,345	4,087,420
Selling expense	502,571	394,217	328,619	280,078	249,389
General and administrative expense	1,666,587	1,265,155	1,075,449	975,099	836,581
Nonrecurring costs	—	—	—	—	14,535

	11,605,422	8,594,770	6,937,136	6,031,522	5,187,925

Operating Income	823,225	634,188	548,291	446,828	454,313
Interest expense	49,929	23,978	20,178	26,903	36,658
Other expense, net	74,714	45,897	40,792	27,939	31,301

Income from Continuing Operations before provision for income taxes, extraordinary gain and cumulative effect of accounting change	698,582	564,313	487,321	391,986	386,354
Provision for Income Taxes	283,836	222,026	190,110	72,438	156,917

Income from Continuing Operations before extraordinary gain and cumulative effect of accounting change	414,746	342,287	297,211	319,548	229,437
Loss from Discontinued Operations	—	—	—	(88,268)	(2,028)
Extraordinary gain from early extinguishment of debt, net of tax	—	—	1,891	—	—
Cumulative effect of accounting change, net of tax	—	—	(20,558)	—	—

Net Income	$414,746	$342,287	$278,544	$231,280	$227,409

Per Share Data(A)(C)(D):
Income from Continuing Operations before extraordinary gain and cumulative effect of accounting change:
Earnings Per Share	$3.27	$2.74	$2.25	$2.31	$1.67
Earnings Per Share Assuming Full Dilution	$3.15	$2.64	$2.19	$2.28	$1.65
Extraordinary gain:
Earnings Per Share	$—	$—	$0.02	$—	$—
Earnings Per Share Assuming Full Dilution	$—	$—	$0.01	$—	$—
Cumulative Effect Of Accounting Change:
Earnings (Loss) Per Share	$—	$—	$(0.16)	$—	$—
Earnings (Loss) Per Share Assuming Full Dilution	$—	$—	$(0.15)	$—	$—
Loss from Discontinued Operations:
Earnings (Loss) Per Share	$—	$—	$—	$(0.64)	$(0.02)
Earnings (Loss) Per Share Assuming Full Dilution	$—	$—	$—	$(0.63)	$(0.01)
Net Income:
Earnings Per Share	$3.27	$2.74	$2.11	$1.67	$1.65
Earnings Per Share Assuming Full Dilution	$3.15	$2.64	$2.05	$1.65	$1.64
Operating Statistics(A)(E):
Loss ratio	81.5%	80.8%	80.2%	80.5%	80.6%
Selling expense ratio	4.1%	4.4%	4.5%	4.4%	4.6%
General and administrative expense ratio	13.7%	14.0%	14.7%	15.3%	15.4%
Net income ratio	3.4%	3.8%	3.8%	3.6%	4.2%

	December 31,
	2001	2000	1999	1998	1997
Balance Sheet Data(A):
Cash and investments	$4,986,069	$3,780,050	$3,258,666	$2,764,302	$2,560,537
Total assets	$7,472,133	$5,504,706	$4,593,234	$4,225,834	$4,234,124
Long-term debt	$837,957	$400,855	$347,884	$300,000	$388,000
Total equity(G)	$2,132,579	$1,644,417	$1,312,700	$1,315,223	$1,223,169
Medical Membership(F)	10,146,945	7,869,119	7,300,003	6,892,000	6,638,000

(A)
Financial information for 1997 has been restated to present workers' compensation business as a discontinued operation.
(B)
The Company's consolidated results of operations for the years presented above include the results of several acquisitions which are components of the Company's national expansion strategy. (See "Item 7. Management's Discussion and Analysis Of Financial Condition And Results Of Operations.")
(C)
Per share data for each period presented has been restated to reflect the two-for-one stock split in the form of a stock dividend which occurred on March 15, 2002.
(D)
Per share data includes nonrecurring costs of $0.06 per share for 1997 based on a restated basis to reflect the two-for one stock split which occurred on March 15, 2002.
(E)
The loss ratio represents health care services and other benefits as a percentage of premium revenue. All other ratios are shown as a percentage of premium revenue and management services and other revenue.
(F)
Membership numbers are approximate and include some estimates based upon the number of contracts at the relevant date and an actuarial estimate of the number of members represented by each contract.
(G)
No cash dividends were declared in each of the years presented.

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

General

        The Company is one of the nation's largest publicly traded managed health care companies. As of December 31, 2001, WellPoint had approximately 10.1 million medical members and approximately 45.1 million specialty members. As a result of the January 31, 2002 closing of the RightCHOICE transaction, the Company's medical membership has increased to approximately 12.5 million as of January 31, 2002. The Company offers a broad spectrum of network-based managed care plans. WellPoint provides these plans to the large and small employer, individual and senior markets. The Company's managed care plans include HMOs, PPOs, POS plans, other hybrid medical plans and traditional indemnity plans. In addition, the Company offers managed care services, including underwriting, actuarial services, network access, medical cost management and claims processing. The Company also provides a broad array of specialty and other products, including pharmacy, dental, utilization management, life insurance, preventive care, disability insurance, behavioral health, COBRA and flexible benefits account administration. The Company markets its products in California primarily under the name Blue Cross of California, in Georgia primarily under the name Blue Cross Blue Shield of Georgia, in various parts of Missouri (including the greater St. Louis area) under the name Blue Cross Blue Shield of Missouri and in other states primarily under the name UNICARE or HealthLink. The Company holds the exclusive right in California to market its products under the Blue Cross name and mark and in Georgia and in 85 counties in Missouri (including the greater St. Louis area) to market its products under the Blue Cross Blue Shield names and marks.

Acquisition of Cerulean

        On March 15, 2001, the Company completed its acquisition of Cerulean Companies, Inc. ("Cerulean"), the parent company of Blue Cross Blue Shield of Georgia, Inc. (See Note 2 to the Consolidated Financial Statements). Cerulean, principally through its Blue Cross and Blue Shield of Georgia subsidiary, offers insured and administrative services products primarily in the State of Georgia. Cerulean has historically experienced a higher administrative expense ratio than the Company's core businesses due to its higher concentration of administrative services business. Cerulean has also historically experienced a higher medical loss ratio than the Company's core businesses due to its higher percentage of Large Employer Group business and fewer managed care offerings. Accordingly, Cerulean's higher loss and administrative expense ratios have contributed to an increase in those ratios for the Company. The acquisition increased the Company's Georgia medical membership by approximately 1.9 million members as of March 31, 2001. The cash purchase price was $700.0 million. As a result of the acquisition of Cerulean, the Company estimates that it will incur up to $140.6 million in expenses, primarily related to change in control payments to Cerulean management and transaction costs. This acquisition was accounted for under the purchase method of accounting.

Acquisition of RightCHOICE

        On October 17, 2001, the Company entered into an Agreement and Plan of Merger with RightCHOICE, through its wholly owned subsidiary, RWP Acquisition Corp. (See Note 22 to the Consolidated Financial Statements). On January 31, 2002, the Company completed this transaction, pursuant to which RightCHOICE became a wholly owned subsidiary of the Company. The acquisition price for RightCHOICE was approximately $1.4 billion, which was paid with $379.0 million in cash and approximately 8.3 million shares (on a pre-stock split basis) of WellPoint Common Stock.

RightCHOICE, through its exclusive license to use the "Blue Cross" and "Blue Shield" names and service marks, is the largest provider of managed health care benefits in the state of Missouri based on number of members. As of January 31, 2002, RightCHOICE served approximately 2.2 million medical members in Missouri, Arkansas, Illinois, Indiana, Iowa, Kentucky and West Virginia. RightCHOICE has historically experienced a higher administrative expense ratio than the Company's core businesses due to its higher concentration of administrative services business. Accordingly it is expected that RightCHOICE's higher administrative expense ratios will ultimately contribute to an increase in the administrative expense ratio for the Company.

Pending Acquisition of CareFirst

        On November 20, 2001, WellPoint entered into a definitive agreement to acquire CareFirst, Inc. ("CareFirst"). CareFirst is a not-for-profit health care company which, along with its affiliates and subsidiaries, offers a comprehensive portfolio of health insurance products, direct health care and administrative services to approximately 3.1 million people in Maryland, Delaware, the District of Columbia and Northern Virginia. CareFirst operates through three wholly owned affiliates: CareFirst of Maryland, Inc., Group Hospitalization and Medical Services, Inc., doing business under the name CareFirst BlueCross BlueShield, and Blue Cross Blue Shield of Delaware. Under the terms of the acquisition agreement, a wholly owned subsidiary of the Company will merge with and into CareFirst. As a result of the merger, the outstanding shares of common stock of CareFirst will be converted into the right to receive an aggregate purchase price of $1.3 billion. Before the CareFirst acquisition is completed, CareFirst and its subsidiaries will convert from their current status as not-for-profit corporations into for-profit, stock corporations. As part of this conversion, CareFirst will issue 100% of its outstanding common stock to charitable foundations established according to applicable law. The conversion will require the approval of insurance regulators and the transaction is subject to the receipt of a private letter ruling from the IRS that the conversion of CareFirst will constitute a tax-free reorganization and that the gain or loss recognized by the holders of CareFirst stock in the merger will not be subject to unrelated business income tax. The conversion and regulatory approval process is currently expected to take 18 to 24 months from the date of signing of the definitive agreement. The acquisition is expected to close in 2003.

National Expansion and Other Recent Developments

        In an effort to pursue the expansion of the Company's business outside the state of California, the Company acquired two businesses in 1996 and 1997, the Life and Health Benefits Management Division ("MMHD") of Massachusetts Mutual Life Insurance Company and the Group Benefits Operations (the "GBO") of John Hancock Mutual Life Insurance Company. The acquisitions of Rush Prudential and PrecisionRx in 2000 and the acquisition of Cerulean in 2001 were also components of this expansion strategy. In 2001 the Company entered into definitive agreements to expand into the Midwest with its acquisition of RightCHOICE which closed on January 31, 2002 and into the Mid-Atlantic region with the pending acquisition of CareFirst which is expected to close in 2003.

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

Legislation

        Federal legislation enacted during the last several years seeks, among other things, to insure the portability of health coverage and mandates minimum maternity hospital stays. California legislation enacted since 1999, among other things, establishes an explicit duty on managed care entities to exercise ordinary care in arranging for the provision of medically necessary health care services and establishes a system of independent medical review. In 1997, Texas adopted legislation purporting to make managed care organizations such as the Company liable for their failure to exercise ordinary care when making health care treatment decisions. Similar legislation has also been enacted in Georgia and in other states in which the Company operates. These and other proposed measures may have the effect of dramatically altering the regulation of health care and of increasing the Company's loss ratio and administrative costs or decreasing the affordability of the Company's products.

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

        The Company's consolidated results of operations for the year ended December 31, 2001 include the results of Cerulean from March 15, 2001, the acquisition date.

        The Company's consolidated results of operations for the year ended December 31, 2000 include the results of Rush Prudential from March 1, 2000 and PrecisionRx from December 5, 2000, their respective dates of acquisition.

        The following table sets forth selected operating ratios. The loss ratio for health care services and other benefits is shown as a percentage of premium revenue. All other ratios are shown as a percentage of premium revenue and management services and other revenue combined.

	Year Ended December 31,
	2001	2000	1999
Operating Revenues:
Premium revenue	95.0%	95.0%	94.1%
Management services and other revenue	5.0%	5.0%	5.9%

	100.0%	100.0%	100.0%
Operating Expenses:
Health care services and other benefits (loss ratio)	81.5%	80.8%	80.2%
Selling expense	4.1%	4.4%	4.5%
General and administrative expense	13.7%	14.0%	14.7%

Membership

        The following table sets forth membership data and the percent change in membership:

	As of December 31,
			Percent Change
	2001	2000
Medical Membership(a)(b)(c):
Large Employer Group(d)
California
HMO	2,000,026	1,800,932	11.1%
PPO and Other	2,131,865	1,982,474	7.5%

Total California	4,131,891	3,783,406	9.2%

Texas	205,458	197,037	4.3%
Georgia	1,543,900	43,160	3,477.2%
Illinois	430,689	459,282	(6.2)%
Other States	1,251,271	1,205,883	3.8%

Total Large Employer Group	7,563,209	5,688,768	32.9%

Individual and Small Employer Group
California
HMO	308,213	355,400	(13.3)%
PPO and Other	1,256,478	1,228,230	2.3%

Total California	1,564,691	1,583,630	(1.2)%

Texas	176,473	167,845	5.1%
Georgia	346,357	34,185	913.2%
Illinois	90,555	67,550	34.1%
Other States	87,486	96,546	(9.4)%

Total Individual and Small Employer Group	2,265,562	1,949,756	16.2%

Senior(e)
California
HMO	38,715	34,930	10.8%
PPO and Other	177,268	173,311	2.3%

Total California	215,983	208,241	3.7%

Texas	317	222	42.8%
Georgia	71,616	1,050	6,720.6%
Illinois	12,112	10,936	10.8%
Other States	18,146	10,146	78.8%

Total Senior	318,174	230,595	38.0%

Total Medical Membership	10,146,945	7,869,119	28.9%

Membership by Network(f)
Proprietary Networks	8,017,883	6,246,519	28.4%
Affiliate Networks	1,317,946	994,166	32.6%
Non-Network	811,116	628,434	29.1%

Total Medical Membership	10,146,945	7,869,119	28.9%

Management Services Membership
California	1,367,147	1,309,994	4.4%
Georgia	895,780	23,166	3,766.8%
Other States	1,155,659	1,210,239	(4.5)%

Total Management Services Membership	3,418,586	2,543,399	34.4%

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
(d)
Large Employer Group membership includes 1,075,026 and 813,468 state-sponsored program members as of December 31, 2001 and 2000, respectively.
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

Specialty Membership

	As of December 31,
			Percent Change
	2001	2000
Pharmacy	32,754,990	29,038,815	12.8%
Dental	2,630,225	2,245,490	17.1%
Utilization Management	1,734,675	2,103,396	(17.5)%
Life	2,310,030	2,020,069	14.4%
Disability	540,826	569,266	(5.0)%
Behavioral Health	5,144,220	4,352,988	18.2%

Comparison of Results for the Year Ended December 31, 2001 to the Year Ended December 31, 2000

        On March 15, 2002, WellPoint effected a two-for-one split of the Company's Common Stock. The stock split was in the form of a stock dividend of one additional share of WellPoint Common Stock for each share held. Share and per share data for all periods presented below have been adjusted to give effect to the stock split.

        The following table depicts premium revenue by business segment:

	Year Ended December 31,
	2001	2000
	(In thousands)
Large Employer Group	$7,188,430	$5,011,562
Individual and Small Employer Group	3,583,839	3,030,503
Corporate and Other	804,901	541,598

Consolidated	$11,577,170	$8,583,663

        Premium revenue increased 34.9%, or $2,993.5 million, to $11,577.2 million for the year ended December 31, 2001 from $8,583.7 million for the year ended December 31, 2000. The increase was primarily due to $1,905.2 million of premium revenue related to the Cerulean and Rush Prudential acquisitions, representing 63.6% of the increase. Excluding acquisitions, premium revenue would have increased 12.7% for the year ended December 31, 2001. The increase excluding acquisitions was primarily due to an increase in insured member months of approximately 5.8% primarily in the Large Employer Group business segment, and the implementation of premium increases overall.

        The following table depicts management services and other revenue by business segment:

	Year Ended December 31,
	2001	2000
	(In thousands)
Large Employer Group	$500,290	$379,142
Individual and Small Employer Group	268	2,865
Corporate and Other	109,135	69,840

Consolidated	$609,693	$451,847

        Management services and other revenue increased approximately $157.9 million to $609.7 million for the year ended December 31, 2001 from $451.8 million for the year ended December 31, 2000. The increase was primarily due to $124.5 million of management services revenue related to the Cerulean and Rush Prudential acquisitions, representing 78.8% of the increase. Excluding acquisitions, management services revenue would have increased 7.4% for the year ended December 31, 2001. The increase excluding acquisitions was primarily due to an increase in pharmacy benefit management services revenues.

        Investment income was $241.8 million for the year ended December 31, 2001 compared to $193.4 million for the year ended December 31, 2000, an increase of 25.0%, or $48.4 million. The Cerulean and Rush Prudential acquisitions represented $24.9 million, or 51.4%, of the increase. Excluding acquisitions, investment income would have increased $23.5 million or 12.2%. The increase excluding acquisitions was primarily due to lower net realized losses in 2001 of $3.0 million as compared to net realized losses in 2000 of $21.6 million. Additionally, net investment income, excluding acquisitions, increased $6.4 million to $220.3 million for the year ended December 31, 2001 in comparison to $213.9 million for the year ended December 31, 2000. The increase resulted from higher average investment balances during the year ended December 31, 2001 versus 2000.

        The loss ratio attributable to managed care and related products for the year ended December 31, 2001 increased to 81.5% compared to 80.8% for the year ended December 31, 2000, due in part to the incremental effect of the Cerulean acquisition on the Company's overall results. The acquired Cerulean business has traditionally experienced a higher loss ratio than the Company's core businesses due to its higher percentage of Large Employer Group business and fewer managed care offerings. Excluding Cerulean, the loss ratio increased slightly to 80.9% for the year ended December 31, 2001. The health care services and other benefits expense includes an estimate of claims incurred during the period but which have not been reported to the Company. This estimate is actuarially determined based on a variety of factors and is inherently subject to a number of highly variable circumstances. See "Critical Accounting Policies" for a more complete discussion of this item and its potential effect on the Company's reported results of operations.

        Selling expense consists of commissions paid to outside brokers and agents representing the Company. The selling expense ratio for the year ended December 31, 2001 decreased to 4.1% compared to 4.4% for the year ended December 31, 2000. The acquired Cerulean business has traditionally experienced a lower selling expense ratio due primarily to its lower percentage of Individual and Small Employer Group business. Excluding Cerulean, the selling expense ratio would have remained unchanged at 4.4% for the year ended December 31, 2001.

        The general and administrative expense ratio decreased to 13.7% for the year ended December 31, 2001 from 14.0% for the year ended December 31, 2000. The acquired Cerulean business has historically experienced a higher administrative expense ratio than the Company's core businesses due to its higher percentage of administrative services business. Excluding Cerulean, the administrative expense ratio would have been 13.6% for the year ended December 31, 2001. The lower administrative expense ratio for the year ended December 31, 2001, excluding Cerulean, is primarily attributable to savings from the integration of information systems centers related to acquired businesses onto the Company's information systems platform, economies of scale associated with premium revenue growth in relation to fixed corporate administrative expenses in addition to technology investments made by the Company (e.g., electronic claims submission, internet self-service and interactive voice response).

        Interest expense increased $25.9 million to $49.9 million for the year ended December 31, 2001 compared to $24.0 million for the year ended December 31, 2000. The increase in interest expense was related to the higher average debt balance for the year ended December 31, 2001 in comparison to the year ended December 31, 2000, primarily due to the Cerulean acquisition. The weighted average interest rate for all debt for the year ended December 31, 2001, including the fees associated with the Company's borrowings and interest rate swap agreements, was 6.70%.

        The Company's net income for the year ended December 31, 2001 was $414.7 million, compared to $342.3 million for the year ended December 31, 2000. Earnings per share totaled $3.27 and $2.74 for the years ended December 31, 2001 and 2000, respectively. Earnings per share assuming full dilution totaled $3.15 and $2.64 for years ended December 31, 2001 and 2000, respectively.

        Earnings per share for the year ended December 31, 2001 is based upon weighted average shares outstanding of 126.9 million, excluding potential common stock, and 132.4 million shares, assuming full dilution. Earnings per share for the year ended December 31, 2000 is based on 125.1 million shares, excluding potential common stock, and 130.2 million shares, assuming full dilution. Earnings per share and weighted average shares above reflect the two-for-one stock split which occurred on March 15, 2002.

Comparison of Results for the Year Ended December 31, 2000 to the Year Ended December 31, 1999

        On March 15, 2002, WellPoint effected a two-for-one split of the Company's Common Stock. The stock split was in the form of a stock dividend of one additional share of WellPoint Common Stock for each share held. Share and per share data for all periods presented below have been adjusted to give effect to the stock split.

        The following table depicts premium revenue by business segment:

	Year Ended December 31,
	2000	1999
	(In thousands)
Large Employer Group	$5,011,562	$3,889,032
Individual and Small Employer Group	3,030,503	2,551,961
Corporate and Other	541,598	455,864

Consolidated	$8,583,663	$6,896,857

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

        The following table depicts management services and other revenue by business segment:

	Year Ended December 31,
	2000	1999
	(In thousands)
Large Employer Group	$379,142	$367,060
Individual and Small Employer Group	2,865	4,579
Corporate and Other	69,840	57,697

Consolidated	$451,847	$429,336

        Management services and other revenue increased approximately $22.5 million to $451.8 million for the year ended December 31, 2000 from $429.3 million for the year ended December 31, 1999. The Rush Prudential acquisition contributed $4.2 million, or 18.6% of the overall increase. Also contributing to the increased management services revenue was the implementation of price increases, partially offset by a decrease in non-insured member months of approximately 0.9%, related to attrition of previously acquired businesses.

        Investment income was $193.4 million for the year ended December 31, 2000 compared to $159.2 million for the year ended December 31, 1999, an increase of 21.5%, or $34.2 million. The Rush Prudential acquisition accounted for $5.3 million or 15.4% of the increase. An increase in net interest and dividend income of $16.2 million to $212.7 million for the year ended December 31, 2000 in comparison to $196.5 million for the year ended December 31, 1999 also contributed to the overall net increase in investment income. This increase was primarily due to higher average investment balances in 2000 versus 1999, partially offset by a reduction in other interest income related to interest income received in 1999 related to the Company's refund from the Internal Revenue Service. Net realized losses on investment securities totaled $21.6 million for the year ended December 31, 2000 in comparison to losses of $33.8 million for the year ended December 31, 1999.

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

        The general and administrative expense ratio decreased to 14.0% for the year ended December 31, 2000 from 14.7% for the year ended December 31, 1999. The overall decline is primarily attributable to savings from the integration of information systems centers related to acquired businesses on the Company's information systems platform, a reduction in Year 2000 remediation expense from 1999 levels, economies of scale associated with premium revenue growth in relation to fixed corporate administrative expenses in addition to technology investments made by the Company (e.g., electronic claims submission, internet self-service and interactive voice response).

        Interest expense increased $3.8 million to $24.0 million for the year ended December 31, 2000 compared to $20.2 million for the year ended December 31, 1999. The increase in interest expense was related to the higher average debt balance due to the Rush Prudential acquisition, which was partially offset by a decrease in the effective interest rate due to the issuance of the Company's Zero Coupon Convertible Subordinated Debentures (the "Debentures") in July 1999. The weighted average interest rate for all debt for the year ended December 31, 2000, including the fees associated with the Company's borrowings and interest rate swap agreements, was 6.16%.

        The Company's income before extraordinary gain and the cumulative effect of accounting change for the year ended December 31, 2000 was $342.3 million, compared to $297.2 million for the year ended December 31, 1999. Earnings per share before extraordinary gain and cumulative effect of accounting change totaled $2.74 and $2.25 for the years ended December 31, 2000 and 1999, respectively. Earnings per share before extraordinary gain and cumulative effect of accounting change assuming full dilution totaled $2.64 and $2.19 for years ended December 31, 2000 and 1999, respectively.

        Earnings per share for the year ended December 31, 2000 is based upon weighted average shares outstanding of 125.1 million, excluding potential common stock, and 130.2 million shares, assuming full dilution. Earnings per share for the year ended December 31, 1999 is based on 132.1 million shares, excluding potential common stock, and 136.2 million shares, assuming full dilution. The decrease in weighted average shares outstanding primarily resulted from the repurchase of approximately 5.0 million shares during the year ended December 31, 2000. For weighted average shares outstanding assuming full dilution, the decline was partially offset by the impact of the assumed conversion of the Debentures.

        Effective January 1, 1999, the Company changed its method of accounting for start-up costs related to the Company's provider network and distribution channel development and is now expensing these costs. The cumulative effect of this change of $20.6 million, net of tax, was reflected in the results of operations for the year ended December 31, 1999.

Financial Condition

        The Company's consolidated assets increased by $1,967.4 million, or 35.7%, to $7,472.1 million as of December 31, 2001 from $5,504.7 million as of December 31, 2000. The Cerulean acquisition accounted for $1,058.1 million, or 53.8% of the increase. The remaining increase in total assets was primarily due to growth in cash and investments as a result of operating cash flow. Cash and investments totaled $5.0 billion, or 66.7% of total assets, as of December 31, 2001. Receivables and goodwill and intangible assets represented 11.3% and 14.6% of total assets at December 31, 2001, respectively.

        Overall claims liabilities increased $327.6 million, or 17.3%, to $2,219.8 million as of December 31, 2001 from $1,892.2 million as of December 31, 2000. The Cerulean acquisition accounted for $266.2 million, or 81.3% of the total increase. The remaining increase in claims liabilities of $61.4 million was a result of an increase in insured membership (excluding the Cerulean acquisition) of 3.4%.

        As of December 31, 2001, the Company's long-term indebtedness was $838.0 million, of which $153.9 million was related to the Debentures, $235.0 million was related to the Company's revolving credit facility and $449.1 million was related to the Company's 6 3/8% Notes due 2006 (the "2001 Notes"). (See Note 8 to the Consolidated Financial Statements). As a result of the Cerulean acquisition, the Company incurred $500.0 million of indebtedness under its revolving credit facility. During the quarter ended June 30, 2001, the Company used the proceeds from the aforementioned 2001 Notes to reduce the outstanding balance of the Company's revolving credit facility. As of December 31, 2000, the Company's long-term indebtedness was $400.9 million, of which $250.0 million was related to the Company's revolving credit facility and $150.9 million was related to the Debentures.

        Stockholders' equity totaled $2,132.6 million as of December 31, 2001, an increase of $488.2 million from $1,644.4 million as of December 31, 2000. The increase was primarily due to net income of $414.7 million for the year ended December 31, 2001 in addition to $86.1 million of net proceeds from the reissuance of treasury stock related to the Company's employee stock option and purchase plans. Partially offsetting these increases were a decrease in other comprehensive income of $5.2 million, primarily related to an increase in the minimum pension liability of $22.5 million and an increase in unrealized losses on foreign currency adjustments of $0.3 million, offset by an increase in net unrealized gains on investment securites of $17.6 million. During the third quarter of 2001, the Company purchased 75,000 shares (on a pre-stock split basis) of its Common Stock, which reduced the stockholders' equity by approximately $7.4 million.

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

        The Company generally receives premium revenue in advance of anticipated claims for related health care services and other benefits. The Company's investment policies are designed to provide safety and preservation of capital, sufficient liquidity to meet cash flow needs, the integration of investment strategy with the business operations and objectives of the Company, and attainment of a competitive after-tax total return.

        The Company's strategy for achieving its investment goals is broad diversification of its investments, both across and within asset classes. As of December 31, 2001, the Company's portfolio consisted primarily of investment grade fixed-maturity securities. The Company's portfolio also included large capitalization and small capitalization domestic equities, foreign equities, tax-exempt municipal bonds where the after-tax return is higher than the comparable taxable securities, and a small amount of non-investment grade debt securities. The fixed-income assets include both short and long-duration securities with an attempt to match the Company's funding needs. The investment policy contains limitations regarding concentrations in individual securities and industries and generally prohibits speculative and leveraged investments. Cash and investment balances maintained by the Company are sufficient to meet applicable regulatory financial stability and net worth requirements, including license requirements of the Blue Cross Blue Shield Association.

        Cash flow provided by operating activities was $806.2 million for the year ended December 31, 2001, compared with $647.9 million for the year ended December 31, 2000. Cash flow from operations for the year ended December 31, 2001 was due primarily to net income of $414.7 million, increases in accounts payable and accrued expenses of $94.7 million, due to the timing of other operating liability payments, and an increase in medical claims payable of $110.0 million, which related to the growth of insured members, and the timing of other operating liability payments.

        Net cash used in investing activities in 2001 totaled $857.2 million, compared with $557.4 million in 2000. The cash used in 2001 was attributable primarily to the purchase of investments of $4.9 billion, property and equipment, net of sales proceeds of $84.5 million, and the purchase of Cerulean, net of acquired cash, of $561.7 million. Proceeds from investments sold and matured totaled $4.7 billion, partially offsetting the aforementioned purchases.

        Net cash provided by financing activities totaled $512.6 million in 2001 compared to net cash used in financing activities of $28.6 million in 2000. The increase was primarily related to additional debt incurred to finance the Cerulean acquisition of $500.0 million, in addition to the receipt of proceeds from the issuance of stock related to the Company's employee stock option and purchase programs of $86.1 million less $7.4 million in Company stock repurchases. During 2001, the Company decreased indebtedness under its revolving credit facility by $15.0 million.

        Effective as of March 30, 2001, the Company entered into two new unsecured revolving credit facilities allowing aggregate indebtedness of $1.0 billion. Upon execution of these facilities, the Company terminated its prior $1.0 billion unsecured revolving facility. Borrowings under these facilities (which are generally referred to collectively in this Annual Report on Form 10-K as the Company's "revolving credit facility") bear interest at rates determined by reference to the bank's base rate or to the London Inter Bank Offered Rate ("LIBOR") plus a margin determined by reference to the then-current rating of the Company's unsecured long-term debt by specified rating agencies. One facility, which provides for borrowings of up to $750.0 million, expires as of March 30, 2006, although it may be extended for up to two additional one-year periods under certain circumstances. The other facility, which provides for borrowings of up to $250.0 million, originally expired as of March 29, 2002. Any amount outstanding under this facility as of March 29, 2002 may be converted into a one-year term loan at the option of the Company. In March 2002, the Company amended this facility to provide for a one-year extension with an expiration date of March 28, 2003. Borrowings under the facilities are made on a committed basis or, in the case of the $750.0 million facility, pursuant to an auction bid process. The $750.0 million facility also contains sublimits for letters of credit and "swingline" loans. Each credit agreement requires the Company to maintain certain financial ratios and contains restrictive convenants, including restrictions on the occurrence of additional indebtedness and the granting of certain liens, limitations on acquisitions and investments and limitations on changes in control (See Note 8 to the Consolidated Financial Statements). The total amount outstanding under these facilities was $235.0 million as of December 31, 2001. The total amount outstanding under the Company's prior revolving credit facility was $250.0 million as of December 31, 2000.

        As a part of a hedging strategy to limit its exposure to variable interest rate increases, the Company entered into interest rate swap agreements in order to reduce the volatility of interest expense resulting from changes in interest rates. The swap agreements are contracts to exchange variable-rate interest payments (weighted average rate for the year ended December 31, 2001 of 4.81%) for fixed-rate interest payments (weighted average rate for the year ended December 31, 2001 of 7.45%) without the exchange of the underlying notional amounts. As of December 31, 2001, the Company had entered into $200.0 million of fixed rate swap agreements, which consisted of a $150.0 million notional amount swap agreement at 6.99% maturing on October 17, 2003 and a $50.0 million notional amount swap agreement at 7.06% maturing on October 17, 2006.

        During 2001, the Company entered into foreign currency forward exchange contracts for each of the fixed maturity securities on hand denominated in foreign currencies in order to hedge asset positions with respect to currency fluctuations related to these securities. As of December 31, 2001, however, the Company had liquidated its non-dollar foreign bond holdings and as a result entered into a hedge to offset the remaining currency hedge. Subsequent to the implementation of SFAS No. 133, all gains and losses from both effective and ineffective forward exchange contracts have been reported in investment income offset by the related gains and losses on the Company's available-for-sale foreign securities (See Note 15 to the Consolidated Financial Statements).

        Certain of the Company's subsidiaries are required to maintain minimum capital requirements prescribed by various regulatory agencies, including the California Department of Managed Health Care and the Departments of Insurance in various states. As of December 31, 2001 (or the most recent date with respect to which compliance is required), those subsidiaries of the Company were in compliance with all minimum capital requirements.

        On June 15, 2001, the Company issued $450.0 million aggregate principal amount at maturity of 6 3/8% Notes due June 15, 2006 (the "2001 Notes"). The net proceeds of this offering totaled approximately $449.0 million. The net proceeds from the sale of the 2001 Notes were used for repayment of indebtedness under the Company's revolving credit facilities which indirectly financed a portion of the Cerulean acquisition. The 2001 Notes bear interest at a rate of 6 3/8% per annum, payable semi-annually in arrears on June 15 and December 15 of each year commencing December 15, 2001. Interest is computed on the basis of a 360-day year of twelve 30-day months.

        The 2001 Notes may be redeemed, in whole or in part, at the Company's option at any time. The redemption price for any 2001 Notes redeemed will be equal to the greater of the following amounts: 1) 100% of the principal amount of the 2001 Notes being redeemed on the redemption date; and 2) the sum of the present values of the remaining scheduled payments of principal and interest on the 2001 Notes being redeemed on that redemption date (not including any portion of any payments of interest accrued to the redemption date) discounted to the redemption date on a semiannual basis at the Treasury rate as determined by the Reference Treasury Dealer (Salomon Smith Barney Inc. or UBS Warburg LLC or their respective successors), plus 25 basis points. In each case, the redemption price will also include accrued and unpaid interest on the 2001 Notes to the redemption date.

        With the anticipated acquisition of RightCHOICE on January 31, 2002, the Company on January 16, 2002 issued $350.0 million aggregate principal amount at maturity of 6 3/8% Notes due January 15, 2012 (the "2002 Notes") The net proceeds of this offering totaled approximately $348.9 million. The 2002 Notes bear interest at a rate of 6 3/8% per annum, payable semi-annually in arrears on January 15 and July 15 of each year commencing July 15, 2002. Interest is computed on the basis of a 360-day year of twelve 30-day months.

        The 2002 Notes may be redeemed, in whole or in part, at the Company's option at any time. The redemption price for any 2002 Notes redeemed will be equal to the greater of the following amounts: 1) 100% of the principal amount of the 2002 Notes being redeemed on the redemption date; and 2) the sum of the present values of the remaining scheduled payments of principal and interest on the

2002 Notes being redeemed on that redemption date (not including any portion of any payments of interest accrued to the redemption date) discounted to the redemption date on a semiannual basis at the Treasury rate as determined by the Reference Treasury Dealer (J.P. Morgan Securities Inc. or Deutsche Banc Alex. Brown or their respective successors), plus 25 basis points. In each case, the redemption price will also include accrued and unpaid interest on the 2002 Notes to the redemption date.

        The 2001 and 2002 Notes are unsecured obligations and rank equally with all of the Company's existing and future senior unsecured indebtedness. All existing and future liabilities of the Company's subsidiaries are and will be effectively senior to the 2001 and 2002 Notes. The indenture governing the 2001 and 2002 Notes contains a covenant that limits the Company's ability and that of the Company's subsidiaries to create liens on Company property or assets to secure certain indebtedness without also securing the 2001 and 2002 Notes.

        The Company enters into operating leases primarily for office space, electronic data processing and office equipment. As of December 31, 2001, minimum annual rental commitments on operating leases having initial or remaining noncancellable lease terms in excess of one year during the years 2002 through 2006 were $89.6 million, $71.5 million, $49.0 million, $37.8 million and $29.6 million, respectively, with $245.6 million in minimum commitments thereafter.

        The Company's obligations relating to debt and leases at December 31, 2001 were as follows:

	Total	2002	2003	2004	2005	2006	Thereafter
	(In millions)
6 3/8% Notes due 2006	$450.0	$—	$—	$—	$—	$450.0	$—
Revolving credit facility	235.0	—	35.0	—	—	200.0	—
Zero coupon convertible subordinated debentures	218.0	—	—	—	—	—	218.0
Operating leases	523.1	89.6	71.5	49.0	37.8	29.6	245.6

Total contractual obligations	$1,426.1	$89.6	$106.5	$49.0	$37.8	$679.6	$463.6

        The Company's committed credit availability as of December 31, 2001 was as follows:

			Amount of Available Commitment Expiration per Period
	Total committed	Total available
			2002	2003	2004	2005	2006
	(In millions)
Revolving Credit—committed and available	$1,000.0	$765.0	—	$215.0	—	—	$550.0

        The Company believes that cash flow generated by operations and its cash and investment balances, supplemented by the Company's ability to borrow under its existing revolving credit facilities or through public or private financing sources, will be sufficient to fund continuing operations and expected capital requirements for the foreseeable future.

Pending Acquisition

        On November 20, 2001, WellPoint entered into a definitive agreement to acquire CareFirst. The Company will pay at least $450.0 million of the purchase price in cash and the balance in shares of the Company's Common Stock and under certain circumstances a five-year subordinated note. The transaction, which is subject to regulatory approvals, is currently expected to be completed within 18-24 months from the date of signing of the definitive agreement. The acquisition is expected to close in 2003. (See Note 23 to the Consolidated Financial Statements for further discussion.)

Tax Issues Relating to the WellPoint and RightCHOICE Recapitalizations

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

        During the quarter ended September 30, 1998 the Company received a private letter ruling from the IRS with respect to the treatment of certain payments made at the time of the Recapitalization and the acquisition of the commercial operations of BCC. The ruling allowed the Company to deduct as an ordinary and necessary business expense the $800 million cash payment made by BCC in May 1996 to one of two newly formed charitable foundations. As a result of and in reliance on the ruling, the Company experienced a reduction in its income tax expense of $85.5 million and the Company reduced its goodwill resulting from the Recapitalization by $194.5 million during the year ended December 31, 1998. The Company filed for refund claims of approximately $198.6 million of previous year income tax payments and reduced income tax payments during 1998 and 1999 by approximately $81.4 million. In August 1999, the Company received a cash refund (including applicable accrued interest) of approximately $183.0 million, which was reflected in the statement of cash flows for such year. The Company has refund claims pending of approximately $39.3 million.

        In March 2002, the Company received a letter from the IRS notifying the Company that the IRS was considering revoking the September 1998 private letter ruling. The letter stated that the IRS was considering, in essence, reversing its earlier position and concluding that the $800 million payment was not an ordinary and necessary business expense. The letter further stated that the IRS was withdrawing the private letter ruling and that the Company could no longer rely on the private letter ruling. Under Section 7805(b) of the Code, the IRS has discretionary authority to limit the retroactive effect of any revocation of a letter ruling. The Company has submitted a written request for such relief under Section 7805(b). According to regulations promulgated by the United States Treasury, such relief will be granted whenever a taxpayer meets all of five specified criteria, including that the taxpayer has relied in good faith on an earlier ruling and that the revocation of the ruling would be to the detriment of the taxpayer. The Company believes that it meets substantially all of these criteria. Therefore, although no assurances can be given, the Company currently expects that such relief will be granted. The Company's request for relief under Section 7805(b) is being made without prejudice to the Company's right to subsequently argue that the $800 million cash payment should continue to be treated as an ordinary and necessary business expense under the Code.

        On November 30, 2000 RightCHOICE completed a reorganization (the "RightCHOICE Recapitalization") with its majority stockholder, RightCHOICE Managed Care, Inc., a Missouri corporation ("Old RightCHOICE"). As part of the RightCHOICE Recapitalization, The Missouri Foundation For Health (the "Missouri Foundation") became the holder of approximately 80% of RightCHOICE Common Stock. In connection with the RightCHOICE Recapitalization, the predecessor of Old RightCHOICE, Blue Cross and Blue Shield of Missouri, received a ruling from the IRS that, among other things, the conversion of Blue Cross and Blue Shield of Missouri from a non-profit corporation to a for-profit corporation qualified as a reorganization under the Internal Revenue Code and that Blue Cross and Blue Shield of Missouri recognized no gain or loss for federal income tax purposes. If the IRS subsequently revoked, modified or decided not to honor the ruling due to a change in law or for any other reason, RightCHOICE, as the successor to Old RightCHOICE, could be subject to federal income tax on the difference between the value of each of Blue Cross and Blue Shield of Missouri's assets at the time of the RightCHOICE Recapitalization and its tax basis in its assets at the time of the RightCHOICE Recapitalization. RightCHOICE is now a wholly owned subsidiary of WellPoint. RightCHOICE and the Missouri Foundation entered into an indemnification agreement that provides, with certain exceptions, that the Missouri Foundation will indemnify RightCHOICE against the tax liability as a result of the IRS's revocation or modification, in whole or in part, of its ruling, or an IRS determination that RightCHOICE's conversion was a taxable transaction for federal income tax purposes. If a tax liability should arise against which the Missouri Foundation has agreed to indemnify RightCHOICE, the Missouri Foundation may not have sufficient assets to pay the liability. RightCHOICE would then bear all or a portion of the liability, which could have a material adverse effect on RightCHOICE's and the Company's financial condition.

Critical Accounting Policies

        The preparation of financial statements in conformity with generally accepted accounting principles requires the Company's management to make a variety of estimates and assumptions. These estimates and assumptions affect, among other things, the reported amounts of assets and liabilities, the disclosure of contingent liabilities and the reported amounts of revenues and expenses. Actual results can differ from the amounts previously estimated, which were based on the information available at the time the estimates were made.

        The critical accounting policies described below are those that the Company believes are important to the portrayal of the Company's financial condition and results, and which require management to make difficult, subjective and/or complex judgments. Critical accounting policies cover accounting matters that are inherently uncertain because the future resolution of such matters is unknown. The Company believes that critical accounting policies include medical claims payable, reserves for future policy benefits and intangible assets and goodwill.

Medical Claims Payable

        Medical claims payable includes claims in process and a provision for the Company's estimate of incurred but not reported claims. Such estimates are developed using actuarial principles and assumptions which consider, among other things, contractual requirements, historical utilization trends and payment patterns, medical inflation, product mix, seasonality, membership and other relevant factors. Claim processing expenses are also accrued based on an estimate of expenses necessary to process such claims. Such reserves are continually monitored and reviewed with any adjustments reflected in current operations. Capitation costs represent monthly fees paid one month in advance to physicians, certain other medical service providers and hospitals in the Company's HMO networks as retainers for providing continuing medical care. The Company maintains various programs that provide incentives to physicians, certain other medical service providers and hospitals participating in its HMO networks through the use of risk-sharing agreements and other programs. Payments under such agreements are made based on the providers' performance in controlling health care costs while providing quality health care. Expenses related to these programs, which are based in part on estimates, are recorded in the period in which the related services are rendered. Management believes that its reserves for medical claims payable are adequate to satisfy its ultimate claim liability. However, these estimates are inherently subject to a number of highly variable circumstances. Consequently, the actual results could differ materially from the amount recorded in the consolidated financial statements.

        The Company's future results of operations will depend in part on its ability to predict and control health care costs through underwriting criteria, utilization management, product design and negotiation of favorable provider and hospital contracts. WellPoint's ability to contain such costs may be adversely affected by changes in utilization rates, demographic characteristics, the regulatory environment, health care practices, inflation, new technologies, clusters of high-cost cases, continued consolidation of physician, hospital and other provider groups, acts of terrorism and bioterrorism or other catastrophes, including war, and numerous other factors. The inability to mitigate any or all of the above-listed or other factors may adversely affect the Company's future profitability.

Reserves for Future Policy Benefits

        The estimated reserves for future policy benefits relate to life and disability insurance policies written in connection with health care contracts. Reserves for future life benefit coverage are based on projections of past experience. Reserves for future policy and contract benefits for certain long-term disability products and group paid-up life products are based upon interest, mortality and morbidity assumptions from published actuarial tables, modified based upon the Company's experience. Reserves are continually monitored and reviewed, and as settlements are made or reserves adjusted, differences are reflected in current operations. The current portion of reserves for future policy benefits relates to the portion of such reserves which management expects to pay within one year. Management believes that its reserves for future policy benefits are adequate to satisfy its ultimate benefit liability. However, these estimates are inherently subject to a number of highly variable circumstances. Consequently, the actual results could differ materially from the amount recorded in the consolidated financial statements.

Intangible Assets and Goodwill

        The Company has made several acquisitions in the past several years that included a significant amount of intangible assets and goodwill. Under generally accepted accounting principles in effect through December 31, 2001, these assets were amortized over their useful lives, and were tested periodically to determine if they were recoverable from operating earnings on an undiscounted basis over their useful lives.

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

        Effective January 1, 2002, intangible assets and goodwill will be accounted for under SFAS No. 142, "Goodwill and Other Intangible Assets." The new rules eliminate amortization of goodwill and other intangibles with indefinite lives, but these assets will be subject to the impairment tests. (See "New Accounting Pronouncements" and Note 7 to the Consolidated Financial Statements for a more complete discussion of the Company's intangible assets and goodwill). Management is required to make assumptions and estimates, such as the discount factor, in determining estimated fair value. Such estimated fair values might produce significantly different results if other reasonable assumptions and estimates were to be used.

New Accounting Pronouncements

        In June 2001, the Financial Accounting Standards Board (the "FASB") issued Statement of Financial Accounting Standards No. 141, "Business Combinations" ("SFAS No. 141"). SFAS No. 141 addresses financial accounting and reporting for business combinations and supersedes APB Opinion No. 16, "Business Combinations," and FASB Statement No. 38, "Accounting for Preacquisition Contingencies of Purchased Enterprises." Upon adoption of SFAS No. 141, all business combinations must be accounted for using the purchase method. The use of the pooling of interests method is now prohibited. The provisions of the new standard apply to all business combinations initiated after June 30, 2001. For business combinations accounted for using the purchase method before July 1, 2001, the provisions of this statement will be effective in the first quarter of 2002. The adoption of SFAS No. 141 did not have a material effect on the financial statements of the Company.

        In July 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets," which supersedes APB Opinion No. 17, "Intangible Assets." This statement addresses the accounting and reporting of goodwill and other intangible assets subsequent to their acquisition. SFAS No. 142 provides that (i) goodwill and indefinite-lived intangible assets will no longer be amortized, (ii) impairment will be measured using various valuation techniques based on discounted cash flows, (iii) goodwill will be tested for impairment at least annually at the reporting unit level, (iv) intangible assets deemed to have an indefinite life will be tested for impairment at least annually and (v) intangible assets with finite lives will be amortized over their useful lives. The statement provides specific guidance on testing goodwill and intangible assets for impairment, and requires that reporting units be identified for the purpose of assessing potential future impairments. Goodwill and intangible assets acquired after June 30, 2001 were subjected to the provisions of this statement. All provisions of this statement will be effective in the first quarter of 2002. Utilizing internal and external resources, the Company is in the process of adopting SFAS No. 142 and is identifying its reporting units and the amounts of goodwill, intangible assets, other assets and liabilities to be allocated to those reporting units.

        SFAS No. 142 requires that goodwill be tested annually for impairment using a two-step process. The first step is to identify a potential impairment and, in transition, this step must be measured as of the beginning of the fiscal year. However, companies have six months from the date of adoption to complete the first step. The Company expects to complete the first step of the goodwill impairment test during the first quarter of 2002. The second step of the goodwill impairment test measures the amount of impairment loss (measured as of the beginning of the year of adoption), if any, and must be completed by December 31, 2002. Intangible assets deemed to have an indefinite life will be tested for impairment using a one-step process which compares the fair value to the carrying amount of the asset as of the beginning of the year. This process will be completed during the first quarter of 2002. The Company is in the process of completing these impairment tests for goodwill and other intangible assets and, based on current information, does not anticipate transitional impairment losses. The Company expects the adoption of SFAS No. 142 to benefit earnings, net of taxes, of approximately $31.7 million compared to 2001.

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

        In October 2001, the FASB issued Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS No. 144"). SFAS No. 144 is

effective for financial statements issued for fiscal years beginning after December 15, 2001. This statement addresses financial accounting and reporting for the impairment or disposal of long-lived assets and supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of" and the accounting and reporting provisions of APB Opinion No. 30, "Reporting the Results of Operations—Reporting the Effects of Disposal of a Segment of a Business and Extraordinary, Unusual, and Infrequently Occurring Events and Transactions," for the disposal of a segment of business (as previously defined in that opinion). SFAS No. 144 retains the basic principles of SFAS No. 121 for long-lived assets to be disposed of by sale or held and used and broadens discontinued operations presentation to include a component of an entity that is held for sale or that has been disposed. Components must have operations and cash flows that can be clearly distinguished from the rest of the entity. The Company is in the process of analyzing the provisions of this statement. All provisions of this statement will be effective in the first quarter of 2002. The adoption of this standard is not expected to have a significant impact on the Company's financial results.

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

        The Company's operations are subject to substantial regulation by federal, state and local agencies in all jurisdictions in which the Company operates. Many of these agencies have increased their scrutiny of managed health care companies in recent periods or are expected to increase their scrutiny, as newly passed legislation becomes effective. From time to time, the Company and its subsidiaries receive requests for information from regulatory agencies or are notified that such agencies are conducting reviews, investigations or other proceedings with respect to certain of the Company's activities. The Company also provides insurance products to Medi-Cal beneficiaries in various California counties under contracts with the California Department of Health Services (or delegated local agencies) and provides administrative services to the Centers for Medicare and Medicaid Services ("CMS") in various capacities. There can be no assurance that acting as a government contractor in these circumstances will not increase the risk of heightened scrutiny by such government agencies or that such scrutiny will not have a material adverse effect on the Company, either through negative publicity about the Company or through an adverse impact on the Company's results of operations. In addition, profitability from this business may be adversely affected through inadequate premium rate increases due to governmental budgetary issues. Future actions by any regulatory agencies may have a material adverse effect on the Company's business.

        In connection with the RightCHOICE and Cerulean transactions, the Company incurred significant additional indebtedness to fund the cash payments made to the acquired companies' stockholders. In addition, the Company currently expects to incur additional indebtedness to fund some or all of the cash payments to be made in connection with the pending CareFirst transaction. This existing or new indebtedness may result in a significant percentage of the Company's cash flow being applied to the payment of interest, and there can be no assurance that the Company's operations will generate sufficient future cash flow to service this indebtedness. The Company's current indebtedness, as well as any indebtedness that the Company may incur in the future (such as indebtedness incurred to fund repurchases of its Common Stock or to fund the CareFirst or other transactions), may adversely affect the Company's ability to finance its operations and could limit the Company's ability to pursue business opportunities that may be in the best interests of the Company and its stockholders.

        As part of the Company's business strategy, the Company has acquired substantial operations in new geographic markets over the last five years. These businesses, some of which include substantial indemnity-based insurance operations, have experienced varying profitability or losses in recent periods. Since the relevant dates of acquisition of Rush Prudential and Cerulean, the Company has continued to work extensively on the integration of these businesses. The Company has also begun its integration of the RightCHOICE business. However, there can be no assurances regarding the ultimate success of the Company's integration efforts or regarding the ability of the Company to maintain or improve the results of operations of the businesses of completed or pending transactions. The Company has incurred and will, among other things, need to continue to incur considerable expenditures for provider networks, distribution channels and information systems in addition to the costs associated with the integration of these acquisitions. The integration of these complex businesses may result in, among other things, temporary increases in claims inventory or other service-related issues that may negatively affect the Company's relationship with its customers and contribute to increased attrition of such customers. The Company's results of operations could be adversely affected in the event that the Company experiences such problems or is otherwise unable to implement fully its expansion strategy.

        The Company and certain of its subsidiaries are subject to capital surplus requirements by the California Department of Managed Health Care, the Georgia Department of Insurance, the Missouri Department of Insurance, various other state Departments of Insurance and the Blue Cross Blue Shield Association. Although the Company believes that it is currently in compliance with all applicable requirements, there can be no assurances that such requirements will not be increased in the future.

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

        In June 2000, the California Medical Association filed a lawsuit in U.S. district court in San Francisco against BCC. The lawsuit alleges that BCC violated the RICO Act through various misrepresentations to and inappropriate actions against health care providers. In late 1999, a number of class-action lawsuits were brought against several of the Company's competitors alleging, among other things, various misrepresentations regarding their health plans and breaches of fiduciary obligations to health plan members. In August 2000, the Company was added as a party to Shane v. Humana, et al., a class-action lawsuit brought on behalf of health care providers nationwide. In addition to the RICO claims brought in the California Medical Association lawsuit, this lawsuit also alleges violations of ERISA, federal and state "prompt pay" regulations and certain common law claims. In October 2000, the federal Judicial Panel on Multidistrict Litigation issued an order consolidating the California Medical Association lawsuit, the Shane lawsuit and various other pending managed care class-action lawsuits against other companies before District Court Judge Federico Moreno in the Southern District of Florida for purposes of the pretrial proceedings. In March 2001, Judge Moreno dismissed the plaintiffs' claims based on violation of the RICO Act, although the dismissal was made without prejudice to the plaintiffs' ability to subsequently refile their claims. Judge Moreno also dismissed, with prejudice, the plaintiffs' federal prompt pay law claims. On March 26, 2001, the California Medical Association filed an amended complaint in its lawsuit, alleging, among other things, revised RICO claims and violations of California law. A hearing on the plaintiffs' motion to certify a class was held in early May 2001. On May 9, 2001, Judge Moreno issued an order requiring that all discovery in the litigation be completed by December 2001, with the exception of discovery related to expert witnesses, which must be completed by March 15, 2002. In June 2001, the federal Court of Appeals for the 11th Circuit issued a stay of Judge Moreno's discovery order, pending a hearing before the Court of Appeals on the Company's appeal of its motion to compel arbitration (which had earlier been granted in part and denied in part by Judge Moreno). The panel for the hearing was selected in December 2001. The hearing was held in January 2002 and, in March 2002, the Court of Appeals issued an opinion affirming Judge Moreno's earlier action with respect to the motion to compel arbitration.

        In March 2002, the American Dental Association and three individual dentists filed a lawsuit in U.S. district court in Chicago against the Company and BCC. This lawsuit alleges that WellPoint and BCC engaged in conduct that constituted a breach of contract under ERISA, trade libel and tortious interference with contractual relations and existing and prospective business expectancies. The lawsuit seeks class-action status. The financial and operational impact that these and other evolving theories of recovery will have on the managed care industry generally, or the Company in particular, is at present unknown.

        In July 2001, two individual physicians seeking to represent a class of physicians, hospitals and other providers brought suit in the Circuit Court of Madison County, Illinois against HealthLink, Inc., which is now a subsidiary of the Company as a result of the RightCHOICE transaction. The physicians allege that HealthLink breached the contracts with these physicians by engaging in the practices of "bundling" and "down-coding" in its processing and payment of provider claims. The relief sought includes an injunction against these practices and damages in an unspecified amount. In March 2002, HealthLink was notified that the court intends to hold a hearing on class certification, although no formal date for such hearing has been set. A similar lawsuit was brought by physicians (including one of the physicians in the case described above) in the same court in Madison County, Illinois, on behalf of a nationwide class of providers who contract with Blue Cross and Blue Shield plans against the Blue Cross and Blue Shield Association and another Blue Cross Blue Shield plan. The complaint recites that it is brought against those entities and their "unnamed subsidiaries, licensees, and affiliates," listing a large number of Blue Cross and Blue Shield plans, including "Alliance Blue Cross Blue Shield of Missouri." The plaintiffs also allege that the plans have systematically engaged in practices known as "short paying," "bundling," and "down-coding" in their processing and payment of subscriber claims. Blue Cross Blue Shield of Missouri has not been formally named or served as a defendant in this suit.

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

        As a result of the Company's acquisitions, the Company operates on a select geographic basis nationally and offers a spectrum of health care and specialty products through various risk-sharing arrangements. The Company's health care products include a variety of managed care offerings as well as traditional fee-for-service coverage. With respect to product type, fee-for-service products are generally less profitable than managed care products. A component of the Company's expansion strategy is to transition over time the traditional insurance members of the Company's acquired businesses to more managed care products.

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

        In December 2000, a wholly owned subsidiary of the Company completed its acquisition of certain mail order pharmaceutical service assets and conducts business as a mail order pharmacy. The pharmacy business is subject to extensive federal, state and local regulations which are in many instances different from those under which the Company's core health plan business currently operates.

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

        Following the terrorist attacks of September 11, 2001, there have been various incidents of suspected bioterrorist activity in the United States. To date, these incidents have resulted in related isolated incidents of illness and death. However, federal and state law enforcement officials have issued public warnings about additional potential terrorist activity involving biological weapons. If the United States were to experience more widespread bioterrorist attacks, the Company's covered medical expenses could rise and the Company could experience a material adverse effect on its results of operations, financial condition and cash flow.

Item 7a. Quantitative and Qualitative Disclosures about Market Risk

        The Company regularly evaluates its asset and liability interest rate risks as well as the appropriateness of investments relative to its internal investment guidelines. The Company operates within these guidelines by maintaining a well-diversified portfolio, both across and within asset classes. The Company has from time to time retained an independent consultant to advise the Company on the appropriateness of its investment policy and the compliance therewith.

        Asset interest rate risk is managed within a duration band tied to the Company's liability interest rate risk. Credit risk is managed by maintaining high average quality ratings and a well-diversified portfolio.

        The Company's use of derivative instruments is generally limited to hedging purposes and has principally consisted of forward exchange contracts and interest rate swaps. The foreign exchange contracts are intended to minimize the portfolio's exposure to currency volatility associated with certain foreign currency denominated bond holdings. The Company's investment policy prohibits the use of derivatives for leveraging purposes as well as the creation of risk exposures not otherwise allowed within the policy.

        Since 1996, the Company has from time to time entered into interest rate swap agreements primarily by exchanging the floating debt payments due under its outstanding indebtedness for fixed rate payments. The Company believes that this allows it to better anticipate its interest payments while helping to manage the asset-liability relationship.

Interest Rate Risk

        As of December 31, 2001, approximately 71% of the Company's investment portfolio consisted of fixed income securities (maturing in more than one year). Of the remainder, 10% was comprised of equities and 19% was comprised of cash, which is not subject to interest rate risk, the value of which generally varies inversely with changes in interest rates.

        The Company has evaluated the net impact to the fair value of its fixed income investments from a hypothetical change in all interest rates of 100, 200 and 300 basis points ("bp"). In doing so, optionality was addressed through Monte Carlo simulation of the price behavior of securities with embedded options. In addressing prepayments on mortgage-backed securities, the model follows the normal market practice of estimating a non-interest rate sensitive component (primarily related to relocations) and an interest sensitive component (primarily related to refinancings) separately. The model is based on statistical techniques applied to historical prepayment and market data, and then incorporates forward-looking mortgage market research and judgments about future prepayment behavior. Changes in the fair value of the investment portfolio are reflected in the balance sheet through stockholders' equity. Under the requirements of SFAS No. 133, effective January 1, 2001, all derivative financial instruments are reflected on the balance sheet at fair value. The results of this analysis as of December 31, 2001 are reflected in the table below. The table reflects the change in valuation of interest rate swap agreements for the year ended December 31, 2001 to the extent that the notional amount of interest rate swap agreements exceeded the principal balance of the Company's floating rate indebtedness.

	Increase (decrease) in fair value given an interest rate increase of:
	100 bp	200 bp	300 bp
	(In millions)
Fixed Income Portfolio	$(120.0)	$(236.3)	$(346.8)
Valuation of Interest Rate Swap Agreements	4.8	9.4	13.8

	$(115.2)	$(226.9)	$(333.0)

        Results as of December 31, 2000 are reflected in the table below. The table reflects the change in valuation of interest rate swap agreements for the year ended December 31, 2000 to the extent that the notional amount of interest rate swap agreements exceeded the principal balance of the Company's floating rate indebtedness.

	Increase (decrease) in fair value given an interest rate increase of:
	100 bp	200 bp	300 bp
	(In millions)
Fixed Income Portfolio	$(85.5)	$(170.0)	$(250.1)
Valuation of Interest Rate Swap Agreements	6.1	12.0	17.6

	$(79.4)	$(158.0)	$(232.5)

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

Interest Rate Swap Agreements

        The Company has entered into interest rate swap agreements in order to reduce the volatility of interest expense resulting from changes in interest rates. As of December 31, 2001, the Company had entered into $200 million of floating to fixed rate swap agreements, which consisted of a $150 million notional amount swap agreement at 6.99% and a $50 million notional amount swap agreement at 7.06%. As of December 31, 2001, the Company also had $235 million of LIBOR-based floating rate debt outstanding. The Company also receives a LIBOR-based payment as a result of its swap arrangements, thereby eliminating the payment exposure to changes in interest rates on that $235 million of outstanding debt.

Equity Price Risk

        The Company's equity securities are comprised primarily of domestic stocks as well as certain foreign holdings. Assuming an immediate decrease of 10% in market value, as of December 31, 2001 and 2000, the hypothetical loss in fair value of stockholders' equity was estimated to be approximately $47.8 million and $39.3 million, respectively.

Foreign Exchange Risk

        The Company has generally hedged the foreign exchange risk associated with its fixed income portfolio. The Company uses short-term foreign exchange contracts to hedge the risk associated with certain fixed-income securities denominated in foreign currencies. Therefore, the Company believes that there is minimal risk to the fixed-income portfolio due to currency exchange rate fluctuations. The Company's hedging program related to its foreign currency denominated investments is described in Note 15 to the Consolidated Financial Statements. As of December 31, 2001, however, the Company had liquidated its non-dollar foreign bond holdings and entered into a hedge to offset the remaining currency hedge.

        The Company does not hedge its foreign exchange risk arising from equity investments denominated in foreign currencies. Assuming a foreign exchange loss of 10% across all foreign equity investments, the net hypothetical pretax loss in fair value as of December 31, 2001 and 2000, was estimated to be $6.6 million and $8.1 million, respectively.

Item 8. Financial Statements and Supplementary Data

        The location in this Annual Report on Form 10-K of the Company's Consolidated Financial Statements is set forth in the "Index" on Page F-1.

WellPoint Health Networks Inc.
Quarterly Selected Financial Information
(Unaudited)

	As of and for the Quarter Ended
	March 31, 2001	June 30, 2001	September 30, 2001	December 31, 2001
	(In thousands, except per share data and membership data)
Total revenues	$2,615,453	$3,145,406	$3,245,472	$3,422,316
Operating income	180,656	201,550	217,809	223,210
Income before provision for income taxes	159,151	169,381	183,820	186,230
Net income	$96,503	$99,929	$108,446	$109,868

Per Share Data(A):
Earnings Per Share	$0.77	$0.79	$0.85	$0.86

Earnings Per Share Assuming Full Dilution	$0.74	$0.76	$0.82	$0.83

Medical membership	9,763,829	9,835,091	9,992,764	10,146,945

	As of and for the Quarter Ended
	March 31, 2000	June 30, 2000	September 30, 2000	December 31, 2000
	(In thousands, except per share data and membership data)
Total revenues	$2,145,246	$2,288,835	$2,353,324	$2,441,553
Operating income	143,946	157,692	165,133	167,417
Income before provision for income taxes	130,615	137,194	146,727	149,777
Net income	$79,644	$83,667	$89,504	$89,472

Per Share Data(A):
Earnings Per Share	$0.63	$0.67	$0.72	$0.71

Earnings Per Share Assuming Full Dilution	$0.62	$0.65	$0.69	$0.69

Medical membership	7,541,027	7,617,773	7,742,973	7,869,119

(A)
Per share data for each period presented has been restated to reflect the two-for-one stock split which occurred March 15, 2002.

Item 9. Changes And Disagreements With Accountants On Accounting And Financial Disclosure

        None.

PART III

Item 10. Directors And Executive Officers Of The Registrant

        A. Directors of the Company.

        Information regarding the directors of the Company will be contained in the Company's proxy statement for its 2002 Annual Meeting of Stockholders and is incorporated herein by reference.

        B. Executive Officers of the Company

        Information regarding the Company's executive officers is contained in Part I above under the caption "Item 1. Business."

Item 11. Executive Compensation

        The information required by Item 11 will be contained in the Company's proxy statement for its 2002 Annual Meeting of Stockholders and is incorporated herein by reference.

Item 12. Security Ownership Of Certain Beneficial Owners And Management

        The information required by Item 12 will be contained in the Company's proxy statement for its 2002 Annual Meeting of Stockholders and is incorporated herein by reference.

Item 13. Certain Relationships And Related Transactions

        The information required by Item 13 will be contained in the Company's proxy statement for its 2002 Annual Meeting of Stockholders and is incorporated herein by reference.

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

b. Reports on Form 8-K

        On December 7, 2001, the Company filed a Current Report on Form 8-K which reported that the Company had signed the Agreement and Plan of Merger dated as of November 20, 2001 among the Company, CareFirst, Inc. ("CareFirst") and Congress Acquisition Corp., a wholly owned subsidiary of the Company, pursuant to which CareFirst would merge with Congress Acquisition Corp.

c. Exhibits

Exhibit Number	Exhibit
2.01	Amended and Restated Recapitalization Agreement dated as of March 31, 1995, by and among the Registrant, Blue Cross of California, Western Health Partnerships and Western Foundation for Health Improvement incorporated by reference to Exhibit 2.1 of Registrant's Registration Statement on Form S-4 dated April 8, 1996
2.02	Amended and Restated Agreement and Plan of Merger dated as of November 29, 2000, by and among Cerulean Companies, Inc., the Registrant and Water Polo Acquisition Corp, incorporated by reference to Exhibit 2.01 of the Registrant's Current Report on Form 8-K dated March 15, 2001.
2.03	Agreement and Plan of Merger dated as of October 17, 2001 by and among the Registrant, RightCHOICE Managed Care, Inc. ("RightCHOICE") and RWP Acquisition Corp., Incorporated by reference to Exhibit 2.01 to the Registrant's Registration Statement on Form S-4 (registration no. 333-73382)
2.04	Agreement and Plan of Merger dated as of November 20, 2001 by and among WellPoint Health Networks Inc., CareFirst, Inc. and Congress Acquisition Corp., incorporated by reference to Exhibit 99.1 to the Registrant's Current Report on Form 8-K dated November 20, 2001
3.01	Restated Certificate of Incorporation of the Registrant, incorporated by reference to Exhibit 3.1 of the Registrant's Current Report on Form 8-K filed on August 5, 1997.
3.02	Bylaws of the Registrant, incorporated by reference to Exhibit 4.2 of the Registrant's Registration Statement on Form S-8 (Registration No. 333-90791)
4.01	Specimen of Common Stock certificate of WellPoint Health Networks Inc., incorporated by reference to Exhibit 4.4 of the Registrant's Registration Statement on Form 8-B, Registration No. 001-13083
4.02	Restated Certificate of Incorporation of the Registrant (included in Exhibit 3.01)
4.03	Bylaws of the Registrant (included in Exhibit 3.02)
4.04	Indenture dated as of July 2, 1999 by and between Registrant and the Bank of New York, as trustee (including the Form of Debenture attached as Exhibit A thereto), incorporated by reference to Exhibit 4.04 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1999.
4.05	Amended and Restated Senior Indenture dated as of June 8, 2001 by and between the Registrant and the Bank of New York, as trustee, incorporated by reference to Exhibit 4.3 to the Registrant's Current Report on Form 8-K dated June 7, 2001.
4.06	Form of Note evidencing the Registrant's 6 3/8% Notes due 2006, incorporated by reference to Exhibit 4.1 to the Registrant's Current Report on Form 8-K dated June 12, 2001.
4.07	Form of Note evidencing the Registrant's 6 3/8% Notes due 2012, incorporated by reference to Exhibit 4.1 of the Registrant's Current Report on Form 8-K dated January 12, 2002.
9.01	Voting Trust Agreement dated as of January 31, 2002 by and among the Registrant, the Missouri Foundation for Health and Wilmington Trust Company, incorporated by reference to Exhibit 9.01 to the Registrant's Current Report on Form 8-K dated January 31, 2002
10.01	Undertakings dated January 7, 1993, by the Registrant, Blue Cross of California and certain subsidiaries to the California Department of Corporations, incorporated by reference to Exhibit 10.24 of the Registrant's Form S-1 Registration Statement No. 33-54898

10.02	*	Supplemental Pension Plan of Blue Cross of California, incorporated by reference to Exhibit 10.15 of the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1992
10.03	*	Form of Indemnification Agreement between the Registrant and its Directors and Officers, incorporated by reference to Exhibit 10.17 of the Registrant's Form S-1 Registration Statement No. 33-54898
10.04	*	Officer Severance Agreement, dated as of July 1, 1993, between the Registrant and Thomas C. Geiser, incorporated by reference to Exhibit 10.24 of the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1993
10.05		Orders Approving Notice of Material Modification and Undertakings dated September 7, 1995, by BCC, the Registrant and the Registrant's subsidiaries to the California Department of Corporations, incorporated by reference to Exhibit 10.47 of Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1995
10.06		Lease Agreement, dated as of January 1, 1996, by and between TA/Warner Center Associates II, L.P., and the Registrant, incorporated by reference to Exhibit 10.46 of Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1995
10.07	*	Letter, dated November 13, 1995, from the Registrant to D. Mark Weinberg regarding severance benefits, together with underlying Officer Severance Agreement, incorporated by reference to Exhibit 10.48 of Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1995
10.08	*	Letter, dated November 13, 1995, from the Registrant to Thomas C. Geiser regarding severance benefits, incorporated by reference to Exhibit 10.49 of Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1995
10.09		Amended and Restated Undertakings dated March 5, 1996, by BCC, the Registrant and the Registrant's subsidiaries to the California Department of Corporations, incorporated by reference to Exhibit 99.1 of the Registrant's Current Report on Form 8-K dated March 5, 1996
10.10		Indemnification Agreement dated as of May 17, 1996, by and among the Registrant, WellPoint Health Networks Inc., a Delaware corporation, and Western Health Partnerships, incorporated by reference to Exhibit 99.9 of the Registrant's Current Report on Form 8-K dated May 20, 1996
10.11		Amended and Restated Share Escrow Agent Agreement dated as of August 4, 1997 by and between the Registrant and U.S. Trust Company of California, N.A., incorporated by reference to Exhibit 99.4 of the Registrant's Current Report on Form 8-K filed on August 5, 1997
10.12		Blue Cross License Agreement effective as of January 31, 2002 by and among the Registrant and the Blue Cross Blue Shield Association (the "BCBSA")
10.13		Blue Cross Controlled Affiliate License Agreement effective as of August 4, 1997 by and between the BCBSA and Blue Cross of California, incorporated by reference to Exhibit 99.8 of Registrant's Current Report on Form 8-K filed on August 5, 1997
10.14		Blue Cross Affiliate License Agreement effective as of August 4, 1997 by and between the BCBSA and BC Life & Health Insurance Company, incorporated by reference to Exhibit 99.9 of Registrant's Current Report on Form 8-K filed on August 5, 1997
10.15		Blue Cross Controlled Affiliate License Agreement Applicable to Life Insurance Companies effective as of August 4, 1997 by and between the BCBSA and BC Life & Health Insurance Company, incorporated by reference to Exhibit 99.10 of Registrant's Current Report on Form 8-K filed on August 5, 1997

10.16		Undertakings dated July 31, 1997 by the Registrant, WellPoint California and WellPoint California Services, Inc. to the California Department of Corporations, incorporated by reference to Exhibit 99.12 to the Registrant's Current Report on Form 8-K filed on August 5, 1997
10.17	*	401(k) Retirement Savings Program of WellPoint Health Networks Inc., as amended through January 1, 2001, incorporated by reference to Exhibit 10.23 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2000
10.18	*	WellPoint Officer Benefit Enrollment Guide Brochure
10.19	*	Office Lease dated as of December 2, 1997 by and among the Registrant and Westlake Business Park, Ltd., incorporated by reference to Exhibit 10.48 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1997
10.20		Amendment No. 1 dated as of June 12, 1998 to the Amended and Restated Share Escrow Agent Agreement by and between the Registrant and U.S. Trust Company of California, N.A., incorporated by reference to Exhibit 99.3 to the Registrant's Current Report on Form 8-K filed on June 15, 1998
10.21	*	Promissory Note dated as of June 23, 1998 made by Joan E. Herman in favor of the Registrant, incorporated by reference to Exhibit 10.04 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1998
10.22	*	WellPoint Health Networks Inc. Officer Change-in-Control Plan (as amended and restated through December 4, 2001)
10.23	*	WellPoint Health Networks Inc. Officer Severance Plan (as amended and restated through December 4, 2001)
10.24	*	WellPoint Health Networks Inc. Management Bonus Plan, incorporated by reference to Exhibit 10.32 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2000
10.25	*	Board of Directors Deferred Compensation Plan of WellPoint Health Networks Inc., incorporated by reference to Exhibit 10.52 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1998.
10.26	*	Employment Agreement dated as of February 10, 1999 by and between the Registrant and Leonard D. Schaeffer, incorporated by reference to Exhibit 10.01 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 1999.
10.27	*	Promissory Note dated as of February 10, 1999 made by Leonard D. Schaeffer in favor of the Registrant, incorporated by reference to Exhibit 10.02 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 1999
10.28	*	Special Executive Retirement Plan dated as of February 10, 1999 by and between the Registrant and Leonard D. Schaeffer, incorporated by reference to Exhibit 10.03 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 1999
10.29	*	1999 Stock Incentive Plan, as amended through December 6, 2000, incorporated by reference to Exhibit 10.37 of the Registrant's Annual Report on Form 10-K for the year ended December 31, 2000
10.30	*	1999 Executive Officer Annual Incentive Plan, incorporated by reference to Annex II to the Registrant's Proxy Statement on Schedule 14A dated March 28, 2001
10.31	*	WellPoint Health Networks Inc. Comprehensive Executive Non-Qualified Retirement Plan (as amended through February 1, 2001), incorporated by reference to Exhibit 10.39 of the Registrant's Annual Report on Form 10-K for the year ended December 31, 2000

10.32	*	WellPoint Health Networks Inc. Employee Stock Purchase Plan (as amended and restated effective April 1, 2000), incorporated by reference to Annex I to the Registrant's definitive Proxy Statement on Schedule 14A dated March 23, 2000
10.33	*	WellPoint Health Networks Inc. 2000 Employee Stock Option Plan (as amended through October 19, 2001)
10.34	*	Amendment No. 1 to the Special Executive Retirement Plan for Leonard D. Schaeffer, incorporated by reference to Exhibit 10.01 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2000
10.35	*	WellPoint Health Networks Inc. Supplemental Executive Retirement Plan (as restated effective December 4, 2001)
10.36	*	Promissory Note made by Woodrow A. Myers, Jr., M.D. in favor of the Registrant, incorporated by reference to Exhibit 10.01 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2000
10.37		Credit Agreement ($750,000,000 Five-Year Revolving Credit and Competitive Advance Facility) dated as of March 30, 2001 by and among the Registrant, the lenders from time to time party thereto, Bank of America, N.A., as administrative agent, and Banc of America Securities LLC and JPMorgan, as joint arrangers and joint book managers, incorporated by reference to Exhibit 10.01 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 30, 2001
10.38		Credit Agreement ($250,000,000 364-Day Revolving Credit and Competitive Advance Facility) dated as of March 30, 2001 by and among the Registrant, the lenders from time to time party thereto, Bank of America, N.A., as administrative agent, and Banc of America Securities LLC and JPMorgan, as joint arrangers and joint book managers, incorporated by reference to Exhibit 10.02 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 30, 2001
10.39		Blue Cross Controlled Affiliate License Agreement dated as of March 15, 2001 by and among the BCBSA, Blue Cross and Blue Shield of Georgia, Inc. ("Georgia Blue") and the Registrant, incorporated by reference to Exhibit 10.03 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 30, 2001
10.40		Blue Shield Controlled Affiliate License Agreement dated as of March 15, 2001 by and among the BCBSA, Georgia Blue and the Registrant, incorporated by reference to Exhibit 10.04 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 30, 2001
10.41		Blue Cross Controlled Affiliate License Agreement dated as of March 15, 2001 by and among the BCBSA, Blue Cross Blue Shield Health Care Plan of Georgia, Inc. ("Georgia Blue HMO") and Registrant, incorporated by reference to Exhibit 10.05 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 30, 2001
10.42		Blue Shield Controlled Affiliate License Agreement dated as of March 15, 2001 by and among the BCBSA, Georgia Blue HMO and the Registrant, incorporated by reference to Exhibit 10.06 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 30, 2001
10.43		Blue Cross Controlled Affiliate License Agreement dated as of March 15, 2001 by and among the BCBSA, Greater Georgia Life Insurance Company ("GGL") and the Registrant, incorporated by reference to Exhibit 10.07 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 30, 2001
10.44		Blue Shield Controlled Affiliate License Agreement dated as of March 15, 2001 by and among the BCBSA, and GGL and the Registrant, incorporated by reference to Exhibit 10.08 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 30, 2001

10.45	*	Amendment No. 1 to the WellPoint 401(k) Retirement Savings Plan (as amended through January 1, 2001), incorporated by reference to Exhibit 10.01 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2001
10.46		California Blue Cross License Addendum dated as of January 31, 2002 by and among the Registrant and the BCBSA
10.47		California Blue Shield License Addendum dated as of January 31, 2002 by and among the Registrant and the BCBSA
10.48		Blue Cross Controlled Affiliate License Agreement dated as of January 31, 2002 by and among the BCBSA, RightCHOICE Managed Care, Inc. ("RightCHOICE") and the Registrant
10.49		Blue Shield Controlled Affiliate License Agreement dated as of January 31, 2002 by and among the BCBSA, RightCHOICE and the Registrant
10.50		Blue Cross Controlled Affiliate License Agreement dated as of January 31, 2002 by and among the BCBSA, Healthy Alliance Life Insurance Company ("HALIC") and the Registrant
10.51		Blue Shield Controlled Affiliate License Agreement dated as of January 31, 2002 by and among the BCBSA, HALIC and the Registrant
10.52		Blue Cross Controlled Affiliate License Agreement dated as of January 31, 2002 by and among the BCBSA, HMO Missouri, Inc. ("HMO Missouri") and the Registrant
10.53		Blue Shield Controlled Affiliate License Agreement dated as of January 31, 2002 by and among the BCBSA, HMO Missouri and the Registrant
10.54		Registration Rights Agreement dated as of October 17, 2001 by and between the Registrant and the Missouri Foundation for Health, incorporated by reference to Exhibit 10.01 to the Registrant's Current Report on Form 8-K dated January 31, 2002
10.55	*	Amendment No. 2 to the WellPoint 401(k) Retirement Savings Plan (as amended through January 1, 2001)
10.56	*	Amendment No. 3 to the WellPoint 401(k) Retirement Savings Plan (as amended through January 1, 2001)
10.57	*	Amendment No. 4 to the WellPoint 401(k) Retirement Savings Plan (as amended through January 1, 2001)
10.58		Blue Shield License Agreement effective as of January 31, 2002 by and between the Registrant and the BCBSA
21		List of Subsidiaries of the Registrant
23.1		Consent of Independent Accountants
24		Power of Attorney (included on Signature Page).

*
Management contract or compensatory plan or arrangement

SIGNATURES

        Pursuant to the requirement of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 28, 2002	WELLPOINT HEALTH NETWORKS INC.
	By:	/s/ LEONARD D. SCHAEFFER Leonard D. Schaeffer Chairman of the Board of Directors and Chief Executive Officer

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

Signature	Title	Date

/s/ LEONARD D. SCHAEFFER Leonard D. Schaeffer	Chairman of the Board of Directors and Chief Executive Officer (Principal Executive Officer)	March 28, 2002
/s/ DAVID C. COLBY David C. Colby	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	March 28, 2002

/s/ KENNETH C. ZUREK Kenneth C. Zurek	Senior Vice President, Controller and Taxation (Principal Accounting Officer)	March 28, 2002
/s/ W. TOLIVER BESSON W. Toliver Besson	Director	March 28, 2002
/s/ ROGER E. BIRK Roger E. Birk	Director	March 28, 2002
/s/ SHEILA P. BURKE Sheila P. Burke	Director	March 28, 2002
/s/ WILLIAM H.T. BUSH William H.T. Bush	Director	March 28, 2002
/s/ STEPHEN L. DAVENPORT Stephen L. Davenport	Director	March 28, 2002
/s/ JULIE A. HILL Julie A. Hill	Director	March 28, 2002
/s/ WARREN Y. JOBE Warren Y. Jobe	Director	March 28, 2002
/s/ ELIZABETH A. SANDERS Elizabeth A. Sanders	Director	March 28, 2002

Report of Independent Accountants

To the Stockholders and Board of Directors
WellPoint Health Networks Inc.

        In our opinion, the accompanying consolidated balance sheets and the related consolidated income statements and consolidated statements of changes in stockholders' equity and cash flows present fairly, in all material respects, the financial position of WellPoint Health Networks Inc. and its subsidiaries (the "Company") at December 31, 2001 and 2000, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

        As discussed in Note 3 to the Consolidated Financial Statements, effective January 1, 1999, the Company changed its method of accounting for start-up costs.

PricewaterhouseCoopers LLP
Los Angeles, California
January 31, 2002,
except Note 3 as to which the date is March 15, 2002, and
Note 22 as to which the date is March 18, 2002

WellPoint Health Networks Inc.

Consolidated Balance Sheets

	2001	2000
	(In thousands, except share data)
ASSETS
Current Assets:
Cash and cash equivalents	$1,028,476	$566,889
Investment securities, at market value	3,832,982	3,096,350
Receivables, net	841,722	699,868
Deferred tax assets, net	79,063	77,757
Other current assets	90,398	59,545

Total Current Assets	5,872,641	4,500,409
Property and equipment, net	222,080	151,031
Intangible assets, net	430,488	165,164
Goodwill, net	661,346	418,120
Long-term investments, at market value	124,611	116,811
Deferred tax assets, net	54,486	92,982
Other non-current assets	106,481	60,189

Total Assets	$7,472,133	$5,504,706

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Medical claims payable	$1,934,620	$1,566,569
Reserves for future policy benefits	62,739	58,085
Unearned premiums	332,813	232,132
Accounts payable and accrued expenses	783,026	513,637
Experience rated and other refunds	255,570	249,725
Income taxes payable	64,654	53,898
Other current liabilities	632,383	398,867

Total Current Liabilities	4,065,805	3,072,913
Accrued postretirement benefits	94,124	71,510
Reserves for future policy benefits, non-current	222,406	267,552
Long-term debt	837,957	400,855
Other non-current liabilities	119,262	47,459

Total Liabilities	5,339,554	3,860,289
Stockholders' Equity:
Preferred Stock—$0.01 par value, 50,000,000 shares authorized, none issued and outstanding	—	—
Common Stock—$0.01 par value, 300,000,000 shares authorized, 71,390,971 issued at December 31, 2001 and 2000	714	714
Treasury stock, at cost, 7,474,305 and 8,566,399 shares at December 31, 2001 and 2000, respectively	(465,805)	(536,524)
Additional paid-in capital	1,002,193	983,028
Retained earnings	1,548,941	1,145,464
Accumulated other comprehensive income	46,536	51,735

Total Stockholders' Equity	2,132,579	1,644,417

Total Liabilities and Stockholders' Equity	$7,472,133	$5,504,706

See the accompanying notes to the consolidated financial statements.

WellPoint Health Networks Inc.

Consolidated Income Statements

	Year Ended December 31,
	2001	2000	1999
	(In thousands, except earnings per share)
Revenues:
Premium revenue	$11,577,170	$8,583,663	$6,896,857
Management services and other revenue	609,693	451,847	429,336
Investment income	241,784	193,448	159,234

	12,428,647	9,228,958	7,485,427
Operating Expenses:
Health care services and other benefits	9,436,264	6,935,398	5,533,068
Selling expense	502,571	394,217	328,619
General and administrative expense	1,666,587	1,265,155	1,075,449

	11,605,422	8,594,770	6,937,136

Operating Income	823,225	634,188	548,291
Interest expense	49,929	23,978	20,178
Other expense, net	74,714	45,897	40,792

Income before Provision for Income Taxes, Extraordinary Gain and Cumulative Effect of Accounting Change	698,582	564,313	487,321
Provision for income taxes	283,836	222,026	190,110

Income before Extraordinary Gain and Cumulative Effect of Accounting Change	414,746	342,287	297,211
Extraordinary Gain from Early Extinguishment of Debt, net of tax	—	—	1,891
Cumulative Effect of Accounting Change, net of tax	—	—	(20,558)

Net Income	$414,746	$342,287	$278,544

Earnings Per Share(A):
Income before extraordinary gain and cumulative effect
of accounting change	$3.27	$2.74	$2.25
Extraordinary gain from early extinguishment of debt, net of tax	—	—	0.02
Cumulative effect of accounting change, net of tax	—	—	(0.16)

Net income	$3.27	$2.74	$2.11

Earnings Per Share Assuming Full Dilution(A):
Income before extraordinary gain and cumulative effect of accounting change	$3.15	$2.64	$2.19
Extraordinary gain from early extinguishment of debt, net of tax	—	—	0.01
Cumulative effect of accounting change, net of tax	—	—	(0.15)

Net income	$3.15	$2.64	$2.05

(A)
Per share data for each period presented has been calculated to reflect the two-for-one stock split which occurred March 15, 2002.

See the accompanying notes to the consolidated financial statements.

WellPoint Health Networks Inc.
Consolidated Statements of Changes in Stockholders' Equity

		Common Stock
		Issued		In Treasury				Accumulated Other Comprehensive Income
	Preferred Stock					Additional Paid-in Capital	Retained Earnings
		Shares	Amount	Shares	Amount				Total
	(in thousands)
Balance as of January 1, 1999	$—	70,621	$706	3,502	$(193,435)	$921,747	$576,598	$9,607	$1,315,223
Stock grants to employees and directors		75	1	(4)	172	3,051			3,224
Stock issued for employee stock option and stock purchase plans		695	7	(66)	3,616	30,218			33,841
Stock repurchased, at cost				4,333	(291,684)				(291,684)
Net losses from treasury stock reissued							(500)		(500)
Comprehensive income (loss)
Net income							278,544		278,544
Other comprehensive income, net of tax
Change in unrealized valuation adjustment on investment securities, net of reclassification adjustment								(26,179)	(26,179)
Foreign currency adjustments, net of tax								231	231

Total comprehensive income (loss)							278,544	(25,948)	252,596

Balance as of December 31, 1999	—	71,391	714	7,765	(481,331)	955,016	854,642	(16,341)	1,312,700
Stock grants to employees and directors				(15)	1,013				1,013
Stock issued for employee stock option and stock purchase plans				(1,668)	118,396	28,012			146,408
Stock repurchased, at cost				2,484	(174,602)				(174,602)
Net losses from treasury stock reissued							(51,465)		(51,465)
Comprehensive income
Net income							342,287		342,287
Other comprehensive income, net of tax
Change in unrealized valuation adjustment on investment securities, net of reclassification adjustment								68,045	68,045
Foreign currency adjustments, net of tax								31	31

Total comprehensive income							342,287	68,076	410,363

Balance as of December 31, 2000	—	71,391	714	8,566	(536,524)	983,028	1,145,464	51,735	1,644,417
Stock grants to employees and directors				(14)	886				886
Stock issued for employee stock option and stock purchase plans				(1,153)	77,266	19,165			96,431
Stock repurchased, at cost				75	(7,433)				(7,433)
Net losses from treasury stock reissued							(11,269)		(11,269)
Comprehensive income (loss)
Net income							414,746		414,746
Other comprehensive income, net of tax
Change in unrealized valuation adjustment on investment securities, net of reclassification adjustment								17,569	17,569
Foreign currency adjustments, net of tax								(262)	(262)
Minimum pension liability adjustment, net of tax								(22,506)	(22,506)

Total comprehensive income (loss)							414,746	(5,199)	409,547

Balance as of December 31, 2001	$—	71,391	$714	7,474	$(465,805)	$1,002,193	$1,548,941	$46,536	$2,132,579

See the accompanying notes to the consolidated financial statements.

WellPoint Health Networks Inc.

Consolidated Statements of Cash Flows

	Year Ended December 31,
	2001	2000	1999
	(In thousands)
Cash flows from operating activities:
Income before extraordinary gain and cumulative effect of accounting change	$414,746	$342,287	$297,211
Adjustments to reconcile income before extraordinary gain and cumulative effect of accounting change to net cash provided by operating activities:
Depreciation and amortization, net of accretion	110,157	75,402	68,767
Loss on sales of assets, net	13,283	24,170	31,898
Provision (benefit) for deferred income taxes	15,915	(61,188)	41,087
Amortization of deferred gain on sale of building	(4,426)	(4,426)	(4,426)
Accretion of interest on zero coupon convertible subordinated debentures and 6 3/8% Notes	3,128	2,971	1,465
(Increase) decrease in certain assets:
Receivables, net	18,365	(162,375)	(29,263)
Income taxes recoverable	—	—	191,079
Other current assets	(20,892)	1,829	(26,169)
Other non-current assets	(9,126)	(5,324)	(8,451)
Increase (decrease) in certain liabilities:
Medical claims payable	109,676	367,189	195,681
Reserves for future policy benefits	(48,307)	(23,424)	(25,019)
Unearned premiums	66,812	1,460	15,349
Accounts payable and accrued expenses	94,663	61,856	107,086
Experience rated and other refunds	2,315	26,659	(26,619)
Income taxes payable	(32,256)	(30,070)	—
Other current liabilities	81,199	20,692	(5,227)
Accrued postretirement benefits	3,047	2,607	1,845
Other non-current liabilities	(12,135)	7,634	3,064

Net cash provided by operating activities	806,164	647,949	829,358

Cash flows from investing activities:
Investments purchased	(4,914,118)	(3,427,465)	(3,456,317)
Proceeds from investments sold	4,628,088	2,979,906	2,892,802
Proceeds from investments matured	74,972	86,412	83,404
Property and equipment purchased	(92,937)	(46,891)	(38,516)
Proceeds from property and equipment sold	8,481	2,358	1,925
Settlement of sales price for sale of Workers' Compensation business	—	—	(6,733)
Acquisition of new businesses, net of cash acquired	(561,652)	(151,748)	(7,700)

Net cash used in investing activities	(857,166)	(557,428)	(531,135)

Cash flows from financing activities:
Proceeds from issuance of zero coupon convertible subordinated debentures	—	—	200,823
Net borrowing (repayment) of long-term debt under the revolving credit facility	(15,000)	50,000	(149,788)
Net borrowing of long-term debt under 6 3/8% Notes due 2006	448,974	—	—
Proceeds from issuance of common stock	86,048	95,956	36,565
Common stock repurchased	(7,433)	(174,602)	(291,684)

Net cash provided by (used in) financing activities	512,589	(28,646)	(204,084)

Net increase in cash and cash equivalents	461,587	61,875	94,139
Cash and cash equivalents at beginning of period	566,889	505,014	410,875

Cash and cash equivalents at end of period	1,028,476	$566,889	$505,014

See the accompanying notes to the consolidated financial statements.

WellPoint Health Networks Inc.

Notes to Consolidated Financial Statements

1. ORGANIZATION

        WellPoint Health Networks Inc. (the "Company" or "WellPoint") is one of the nation's largest publicly traded managed health care companies. As of December 31, 2001, WellPoint had approximately 10.1 million medical members and approximately 45.1 million specialty members. The Company offers a broad spectrum of network-based managed care plans. WellPoint provides these plans to the large and small employer, individual and senior markets. The Company's managed care plans include preferred provider organizations ("PPOs"), health maintenance organizations ("HMOs"), point-of-service ("POS") plans, other hybrid medical plans and traditional indemnity plans. In addition, the Company offers managed care services, including underwriting, actuarial service, network access, medical cost management and claims processing. The Company offers a continuum of managed health care plans while providing incentives to members and employers to select more intensively managed plans. The Company also provides a broad array of specialty and other products and services including pharmacy, dental, utilization management, vision, life insurance, preventive care, disability, behavioral health, medicare supplements, COBRA and flexible benefits account administration.

2. ACQUISITIONS

        On March 15, 2001, the Company completed its acquisition of Cerulean Companies, Inc. ("Cerulean"), the parent company of Blue Cross Blue Shield of Georgia, Inc., which served approximately 1.9 million medical members in the state of Georgia as of March 31, 2001. This acquisition was accounted for under the purchase method of accounting and, accordingly, the consolidated results of operations of the Company include the results of Cerulean from the date of acquisition. The cash purchase price was $700.0 million. As a result of the acquisition of Cerulean, the Company estimates that it will incur up to $140.6 million in expenses primarily related to change in control payments to Cerulean management and transaction costs. Generally accepted accounting principles require that these expenses, which are not associated with the generation of future revenues and have no future economic benefit, be reflected as assumed liabilities in the allocation of the purchase price to the net assets acquired. Cash of $200.0 million and debt of $500.0 million were used to purchase net assets with a fair value of approximately $334.8 million. Goodwill and other intangibles totaling $572.7 million includes $66.9 million of deferred and current tax liabilities relating to identified intangibles. The estimated purchase price allocation between goodwill and identifiable intangible assets is $282.7 million and $290.0 million, respectively.

        On March 1, 2000, the Company completed its acquisition of Rush Prudential Health Plans ("Rush Prudential"). Rush Prudential offers a broad array of products and services ranging from HMO products to traditional PPO products. The acquisition significantly increased the Company's Illinois medical membership to nearly 600,000 members as of March 31, 2000. Subsequent to the acquisition, the acquired business has been operated as UNICARE Health Plans. The transaction, which was financed with both cash from operations and debt from the Company's existing revolving credit facility, is valued at approximately $202.6 million. This acquisition was accounted for under the purchase method of accounting. Cash of $102.6 million and debt totaling $100.0 million were used to purchase net assets with a fair value of approximately $19.4 million, resulting in goodwill and other intangibles totaling $215.5 million. The resulting goodwill includes $32.3 million of deferred tax liabilities relating to identified intangibles. The purchase price allocation between goodwill and identifiable intangible assets is $135.8 million and $79.7 million, respectively.

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

        In accordance with the requirements of APB Opinion No. 16, "Business Combinations," the following unaudited pro forma summary presents revenues, net income and per share data of WellPoint as if the acquisitions of Cerulean, Rush Prudential and PrecisionRx had occurred on January 1, 2000. The pro forma information includes the results of operations for the period prior to the acquisition, adjusted for interest expense on long-term debt incurred to fund the acquisition of Cerulean and Rush Prudential, amortization of goodwill and intangible assets and the related income tax effects. The pro forma financial information is presented for informational purposes only and may not be indicative of the results of operations had the Company been a single entity during the years ended December 31, 2001 and 2000, nor is it necessarily indicative of future results of operations. Pro forma earnings per share is based on 126.9 million and 125.1 million weighted average shares for the years ended December 31, 2001 and 2000, respectively. Pro forma earnings per share assuming full dilution is based on 132.4 million and 130.2 million weighted average shares for the years ended December 31, 2001 and 2000, respectively.

	Year Ended December 31,
	2001	2000
	(In millions, except earnings per share)

Revenues	$12,915.3	$11,473.9
Net Income	$424.1	$342.3
Earnings Per Share	$3.34	$2.74
Earnings Per Share Assuming Full Dilution	$3.22	$2.64

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

        As a managed health care organization, the Company derives the majority of its revenues from premiums received for providing prepaid health services and prepares its financial statements in accordance with the AICPA Audit and Accounting Guide for "Health Care Organizations." The following is a summary of significant accounting policies used in the preparation of the accompanying consolidated financial statements. Such policies are in accordance with accounting principles generally accepted in the United States of America and have been consistently applied. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses for each reporting period. The significant estimates made in the preparation of the Company's consolidated financial statements relate to the assessment of the carrying value of the goodwill and intangible assets, medical claims payable, reserves for future policy benefits, experience rated refunds and contingent liabilities. While management believes that the carrying value of such assets and liabilities is adequate as of December 31, 2001 and 2000, actual results could differ from the estimates upon which the carrying values were based.

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

Investments

        Investment securities consist primarily of U.S. Treasury and agency securities, foreign currency denominated bonds, mortgage-backed securities, investment grade and non-investment grade corporate bonds, equity securities and venture capital. The Company has determined that its investment securities are available for use in current operations and, accordingly, has classified such investment securities as current without regard to contractual maturity dates.

        Long-term investments consist primarily of restricted assets, equity and other investments. Restricted assets, at market value, included in long-term investments at December 31, 2001 and 2000 were $106.6 million and $104.1 million, respectively, and consisted of investments on deposit with the California Department of Managed Health Care ("DMHC"). These deposits consisted primarily of U.S. Treasury and agency securities. Due to their restricted nature, such investments are classified as long-term without regard to contractual maturity.

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

        The Company evaluates all of its investments based on current economic conditions, declining market valuation and financial condition of the issuer. Investments that have declines in fair value below cost, which are judged to be other than temporary, are written down to estimated fair value.

        The Company participates in a securities lending program whereby marketable securities in the Company's portfolio are transferred to an independent broker or dealer in exchange for collateral equal to at least 101% of the market value of securities on loan.

        In June 1998, the Financial Accounting Standards Board (the "FASB") issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS No. 133"). SFAS No. 133, as amended by SFAS Nos. 137 and 138, establishes the accounting and reporting standards for derivative instruments and for hedging activities. Upon adoption of SFAS No. 133, all derivatives must be recognized on the balance sheet at their then fair value. Any deferred gains and losses remaining on the balance sheet under previous hedge-accounting rules must be removed from the balance sheet and all hedging relationships must be designated anew and documented pursuant to the new accounting. The new standard was adopted in the first quarter of 2001.

        The adoption of SFAS No. 133 on January 1, 2001, resulted in a pre-tax increase to other income of $0.1 million and an after-tax decrease to other comprehensive income of $4.2 million.

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

        Forward exchange contracts are also used to hedge asset positions in foreign denominated securities. The unrealized gains and losses, net of deferred taxes, from such forward contracts and related hedging investments are reflected in other comprehensive income at the balance sheet dates. As of December 31, 2001, the Company no longer invested in foreign government securities.

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

Intangible Assets and Goodwill, net

        Intangible assets and goodwill represent the cost in excess of fair value of the net assets, net of the related tax impact, acquired in purchase transactions. Intangible assets and goodwill are being amortized on a straight-line basis over periods ranging from 1.5 to 40 years. For acquisitions consummated prior to 1998, intangible assets and goodwill are being amortized utilizing a composite useful life. For acquisitions consummated after 1997, the specific identified useful life method is utilized. (See Note 7 for a more complete discussion of the Company's intangible assets and goodwill.)

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

        Effective January 1, 2002, intangible assets and goodwill will be accounted for under SFAS No. 142, "Goodwill and Other Intangible Assets." The new rules eliminate amortization of goodwill and other intangibles with indefinite lives, but these assets will be subject to the impairment tests. (See "New Accounting Pronouncements" and Note 7 for a more complete discussion of the Company's intangible assets and goodwill).

Medical Claims Payable

        The liability for medical claims payable includes claims in process and a provision for incurred but not reported claims, which is actuarially determined based on historical claims payment experience and other statistics. Claim processing expenses are also accrued based on an estimate of expenses necessary to process such claims. Such reserves are continually monitored and reviewed with any adjustments reflected in current operations. Capitation costs represent monthly fees paid one month in advance to physicians, certain other medical service providers and hospitals in the Company's HMO networks as retainers for providing continuing medical care. The Company maintains various programs that provide incentives to physicians, certain other medical service providers and hospitals participating in its HMO networks through the use of risk-sharing agreements and other programs. Payments under such agreements are made based on the providers' performance in controlling health care costs while providing quality health care. Expenses related to these programs, which are based in part on estimates, are recorded in the period in which the related services are rendered. Management believes that its reserves for medical claims payable are adequate to satisfy its ultimate claim liability. However, these estimates are inherently subject to a number of highly variable circumstances. Consequently, the actual results could differ materially from the amount recorded in the consolidated financial statements.

        The Company's future results of operations will depend in part on its ability to predict and control health care costs through underwriting criteria, utilization management, product design and negotiation of favorable provider and hospital contracts. WellPoint's ability to contain such costs may be adversely affected by changes in utilization rates, demographic characteristics, the regulatory environment, health care practices, inflation, new technologies, clusters of high-cost cases, continued consolidation of physician, hospital and other provider groups, acts of terrorism and bioterrorism or other catastrophes, including war, and numerous other factors. The inability to mitigate any or all of the above-listed or other factors may adversely affect the Company's future profitability.

Reserves for Future Policy Benefits

        The estimated reserves for future policy benefits relate to life and disability policies written in connection with health care contracts. Reserves for future extended benefit coverage are based on projections of past experience. Reserves for future policy and contract benefits for certain long-term disability products and group paid-up life products are based upon interest, mortality and morbidity assumptions from published actuarial tables, modified based upon the Company's experience. Reserves are continually monitored and reviewed, and as settlements are made or reserves adjusted, differences are reflected in current operations. The current portion of reserves for future policy benefits relates to the portion of such reserves which management expects to pay within one year. Management believes that its reserves for future policy benefits are adequate to satisfy its ultimate benefit liability. However, these estimates are inherently subject to a number of highly variable circumstances. Consequently, the actual results could differ materially from the amount recorded in the consolidated financial statements.

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

Recognition of Premium Revenue and Management Services and Other Revenue

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

        Management services revenue is earned as services are performed and consists of administrative fees for services provided to third parties, including management of medical services, claims processing and access to provider networks. Under administrative service contracts, self-funded employers retain the full risk of financing benefits. Funds received from employers are equal to amounts required to fund benefit expenses and pay earned administrative fees. Because benefit expenses are not the obligation of the Company, premium revenue and benefit expenses for these contracts are not included in the Company's financial statements. Administrative service fees received from employer groups are included in the Company's revenues. Revenues from PrecisionRx, a mail order pharmacy acquired in December 2000, are shown net of pharmaceutical costs. Gross pharmaceutical sales for the years ended December 31, 2001 and 2000 were $200.3 million and $11.0 million, respectively. The pharmaceutical costs for the years ended December 31, 2001 and 2000 were $186.8 million and $10.3 million, respectively.

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

Advertising Costs

        The Company uses print and broadcast advertising to promote its products. The cost of advertising is expensed as incurred and totaled approximately $59.6 million, $61.8 million and $40.8 million for the years ended December 31, 2001, 2000 and 1999, respectively.

Earnings per Share

        Basic earnings per share is computed excluding the impact of potential common stock and earnings per share assuming full dilution is computed including the impact of potential common stock.

Stock Split

        On March 15, 2002, WellPoint effected a two-for-one split of the Company's Common Stock. The stock split was in the form of a stock dividend of one additional share of WellPoint stock for each share held. Share and per share data for all periods presented herein have been adjusted to give effect to the stock split. Except for the Consolidated Balance Sheets, Consolidated Statements of Changes in Stockholders' Equity and as noted otherwise, all per share, weighted average share amounts and other share related numbers have been restated retroactively to reflect this stock split.

Stock-Based Compensation

        The Company accounts for stock-based compensation using the intrinsic method. Accordingly, compensation cost for stock options under existing plans is measured as the excess, if any, of the quoted market price of the Company's stock at the date of the grant over the amount an employee must pay to acquire the stock.

Comprehensive Income

        Comprehensive income encompasses all changes in stockholders' equity (except those arising from transactions with stockholders) and includes net income and net unrealized gains or losses on available-for-sale securities, foreign currency adjustments and adjustments to minimum pension liabilities. Comprehensive income is net of reclassification adjustments to adjust for items currently included in net income, such as realized gains on investment securities.

Start-Up Costs

        Effective January 1, 1999, the Company changed its method of accounting for start-up costs related to the Company's provider and sales network development to comply with the AICPA Statement of Position No. 98-5, "Reporting on the Costs of Start-Up Activities." The change involves expensing these costs as incurred, rather than capitalizing and subsequently amortizing such costs. The total amount of deferred start-up costs reported as a cumulative effect of a change in accounting principle was $20.6 million, net of a tax benefit of $14.3 million, for the year ended December 31, 1999.

Reclassifications

        Certain amounts in the prior years consolidated financial statements have been reclassified to conform to the 2001 presentation.

New Accounting Pronouncements

        In June 2001, the Financial Accounting Standards Board (the "FASB") issued Statement of Financial Accounting Standards No. 141, "Business Combinations" ("SFAS No. 141"). SFAS No. 141 addresses financial accounting and reporting for business combinations and supersedes APB Opinion No. 16, "Business Combinations," and FASB Statement No. 38, "Accounting for Preacquisition Contingencies of Purchased Enterprises." Upon adoption of SFAS No. 141, all business combinations must be accounted for using the purchase method. The use of the pooling of interests method is now prohibited. The provisions of the new standard apply to all business combinations initiated after June 30, 2001. The adoption of SFAS No. 141 did not have a material effect on the financial statements of the Company.

        In June 2001, the FASB issued Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" ("SFAS No. 142"). SFAS No. 142 addresses financial accounting and reporting for acquired goodwill and other intangible assets and supersedes APB Opinion No. 17, "Intangible Assets." The new rules change the accounting methodology for goodwill from a model that amortizes goodwill to one which evaluates it for impairment. Amortization of goodwill, including previously recorded goodwill, will end upon adoption of the new rules. The new rules also eliminate amortization of other intangibles with indefinite useful lives, but these assets also will be subject to the impairment tests. SFAS No. 142 is effective for fiscal years beginning after December 15, 2001. Based upon the Company's review of its operations conducted thus far, the accounting impact of SFAS No. 142 related to goodwill amortization would increase the Company's net income by approximately $31.7 million on an annualized basis. The Company is in the process of completing the impairment tests for goodwill and other intangible assets and based on current information, does not anticipate transitional impairment losses.

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

        In October 2001, the FASB issued Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS No. 144"). SFAS No. 144 is effective for financial statements issued for fiscal years beginning after December 15, 2001. This statement addresses financial accounting and reporting for the impairment or disposal of long-lived assets and supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of" and the accounting and reporting provisions of APB Opinion No. 30, "Reporting the Results of Operations—Reporting the Effects of Disposal of a Segment of a Business and Extraordinary, Unusual, and Infrequently Occurring Events and Transactions," for the disposal of a segment of business (as previously defined in that opinion). SFAS No. 144 retains the basic principles of SFAS No. 121 for long-lived assets to be disposed of by sale or held and used and broadens discontinued operations presentation to include a component of an entity that is held for sale or that has been disposed. Components must have operations and cash flows that can be clearly distinguished from the rest of the entity. The Company is in the process of analyzing the provisions of this statement. All provisions of this statement will be effective in the first quarter of 2002. The adoption of this standard is not expected to have a significant impact on the Company's financial results.

4. INVESTMENTS

Investment Securities

        The Company's investment securities consist of the following:

	December 31, 2001
		Gross Unrealized
	Cost or Amortized Cost			Estimated Fair Value
		Gains	Losses
	(in thousands)
U.S. Treasury and agency securities	$427,013	$12,901	$421	$439,493
Municipal securities	730	21	—	751
Mortgage-backed securities	906,022	15,413	1,459	919,976
Corporate and other securities	1,964,773	42,106	12,572	1,994,307

Total debt securities	3,298,538	70,441	14,452	3,354,527
Equity and other investments	408,450	88,863	18,858	478,455

Total investment securities	$3,706,988	$159,304	$33,310	$3,832,982

	December 31, 2000
		Gross Unrealized
	Cost or Amortized Cost			Estimated Fair Value
		Gains	Losses
	(in thousands)
U.S. Treasury and agency securities	$136,051	$3,852	$42	$139,861
Foreign government securities	128,367	2,065	122	130,310
Mortgage-backed securities	886,972	14,136	3,552	897,556
Corporate and other securities	1,546,369	18,999	29,445	1,535,923

Total debt securities	2,697,759	39,052	33,161	2,703,650
Equity and other investments	312,225	102,192	21,717	392,700

Total investment securities	$3,009,984	$141,244	$54,878	$3,096,350

        The amortized cost and estimated fair value of debt securities as of December 31, 2001, based on contractual maturity dates are summarized below (in thousands). Expected maturities for mortgage-backed securities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized Cost	Estimated Fair Value
	(in thousands)
Due in one year or less	$80,050	$82,000
Due after one year through five years	1,374,080	1,405,415
Due after five years through ten years	867,976	877,677
Due after ten years	976,432	989,435

Total debt securities	$3,298,538	$3,354,527

        For the years ended December 31, 2001, 2000 and 1999, proceeds from the sales and maturities of debt securities were $4,534.7 million, $2,760.8 million and $2,713.8 million, respectively. For 2001, gross realized gains and gross realized losses from sales of debt securities were $54.2 million and $41.6 million, respectively. Gross gains of $12.0 million and gross losses of $28.8 million were realized on the sales of debt securities for the year ended December 31, 2000. In 1999, gross realized gains and gross realized losses from sales of debt securities were $16.2 million and $52.6 million, respectively.

        For the years ended December 31, 2001, 2000 and 1999, proceeds from the sales of equity securities were $168.4 million, $310.3 million and $262.4 million, respectively. In 2001, gross realized gains and gross realized losses on the sales of equity securities were $6.4 million and $23.3 million, respectively. Gross gains of $11.0 million and gross losses of $15.3 million were realized on the sales of equity securities in 2000. For 1999, gross realized gains and gross realized losses on the sales of equity securities were $30.9 million and $26.5 million, respectively.

        Securities on loan under the Company's securities lending program are included in its cash and investment portfolio shown on the accompanying consolidated balance sheets. Under this program, broker/dealers are required to deliver substantially the same security to the Company upon completion of the transaction. The balance of securities on loan as of December 31, 2001 and 2000 was $110.8 million and $101.9 million, respectively, and income earned on security lending transactions for the years ended December 31, 2001, 2000 and 1999 was $0.3 million, $0.3 million and $0.6 million, respectively.

Long-term Investments

        The Company's long-term investments consist of the following:

	December 31, 2001
		Gross Unrealized
	Cost or Amortized Cost			Estimated Fair Value
		Gains	Losses
	(in thousands)
Mortgage-backed securities	$97,365	$2,779	$—	$100,144
Equity and other investments	24,467	—	—	24,467

Total long-term investments	$121,832	$2,779	$—	$124,611

	December 31, 2000
		Gross Unrealized
	Cost or Amortized Cost			Estimated Fair Value
		Gains	Losses
	(in thousands)
Mortgage-backed securities	$95,950	$632	$—	$96,582
Equity and other investments	20,229	—	—	20,229

Total long-term investments	$116,179	$632	$—	$116,811

        At December 31, 2001 the Company's debt securities had contractual maturity dates: due in one through five years, amortized cost of $97.4 million and market value of $100.1 million. Expected maturities for mortgage-backed securities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

5. RECEIVABLES, NET

        Receivables consist of the following:

	December 31,
	2001	2000
	(In thousands)
Premiums receivable	$442,503	$373,616
Investment income and other receivables	487,745	385,175

	930,248	758,791
Less: allowance for doubtful accounts	88,526	58,923

Receivables, net	$841,722	$699,868

6. PROPERTY AND EQUIPMENT, NET

        Property and equipment, at cost, consist of the following:

		December 31,
	Useful Life	2001	2000
		(in thousands)
Equipment	5 years	$135,863	$123,994
Software	5 years	186,158	94,371
Leasehold improvements	Term of Lease	75,630	67,931
Furniture and fixtures	8 years	81,658	58,338
Building	30 years	14,427	3,373
Land		1,429	382

		495,165	348,389
Less: accumulated depreciation and amortization		273,085	197,358

Property and equipment, net		$222,080	$151,031

        Depreciation and amortization expense for the years ended December 31, 2001, 2000 and 1999 was $45.4 million, $38.5 million and $39.3 million, respectively.

7. INTANGIBLE ASSETS AND GOODWILL

        The intangible asset balance consists of the following components:

	December 31,
	2001	2000
	(in thousands)
Employer group relationships	$282,148	$160,609
Tradenames and trademarks	135,000	—
Self-developed software	27,280	7,280
Provider contracts	23,378	13,247
Miscellaneous intangible assets	10,495	11,197

	478,301	192,333
Less: accumulated amortization	47,813	27,169

Intangible assets, net	$430,488	$165,164

        The goodwill balance consists of the following components:

	December 31,
	2001	2000
	(in thousands)
Goodwill	$778,407	$492,804
Less: accumulated amortization	117,061	74,684

Goodwill, net	$661,346	$418,120

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

        On March 1, 2000, the Company completed its acquisition of Rush Prudential Health Plans ("Rush Prudential"), which was valued at approximately $202.6 million, subject to certain post-closing adjustments. This acquisition generated goodwill and other intangibles of $135.8 million and $79.7 million, respectively. (See Note 2 for a more complete discussion of this acquisition).

        On March 15, 2001, the Company completed its acquisition of Cerulean Companies, Inc. ("Cerulean") for $700.0 million. This estimated purchase price allocation between goodwill and other intangibles was $282.7 million and $290.0 million, respectively. (See Note 2 for a more complete discussion of this acquisition). Goodwill and other intangibles are being amortized on a straight-line basis ranging from 15 to 25 years for goodwill and ranging from three to 40 years for other intangible assets.

        Amortization charged to operations was $63.1 million, $38.1 million and $25.5 million for the years ended December 31, 2001, 2000 and 1999, respectively.

8. LONG-TERM DEBT

6 3/8% Notes due 2006

        On June 15, 2001, the Company issued $450.0 million aggregate principal amount at maturity of 6 3/8% Notes due June 15, 2006 (the "2001 Notes"). The net proceeds of this offering totaled approximately $449.0 million. The net proceeds from the sale of the 2001 Notes were used for repayment of indebtedness under the Company's revolving credit facilities. The 2001 Notes bear interest at a rate of 6 3/8% per annum, payable semi-annually in arrears on June 15 and December 15 of each year commencing December 15, 2001. Interest is computed on the basis of a 360-day year of twelve 30-day months. At December 31, 2001, the Company had $449.1 million (based upon the principal amount of $450.0 million less discount) of 2001 Notes outstanding and the related interest expense for 2001 totaled $16.4 million.

        The 2001 Notes may be redeemed, in whole or in part, at the Company's option at any time. The redemption price for any 2001 Notes redeemed will be equal to the greater of the following amounts: 1) 100% of the principal amount of the 2001 Notes being redeemed on the redemption date; and 2) the sum of the present values of the remaining scheduled payments of principal and interest on the 2001 Notes being redeemed on that redemption date (not including any portion of any payments of interest accrued to the redemption date) discounted to the redemption date on a semiannual basis at the Treasury rate as determined by the designated Reference Treasury Dealer (Salomon Smith Barney Inc. or UBS Warburg LLC or their respective successors), plus 25 basis points. In each case, the redemption price will also include accrued and unpaid interest on the 2001 Notes to the redemption date.

        The 2001 Notes are unsecured obligations and rank equally with all of the Company's existing and future senior unsecured indebtedness. All existing and future liabilities of the Company's subsidiaries are and will be effectively senior to the 2001 Notes. The indenture governing the 2001 Notes contains a covenant that limits the Company's ability and that of the Company's subsidiaries to create liens on Company property or assets to secure certain indebtedness without also securing the 2001 Notes.

Revolving Credit Facility

        Effective as of March 30, 2001, the Company entered into two new unsecured revolving credit facilities allowing aggregate indebtedness of $1.0 billion. Upon execution of these facilities, the Company terminated its prior $1.0 billion unsecured revolving facility. Borrowings under these facilities, which are generally referred to collectively in this Annual Report on Form 10-K as the Company's "revolving credit facility," bear interest at rates determined by reference to the bank's base rate or to the London Inter Bank Offered Rate ("LIBOR") plus a margin determined by reference to the then-current rating of the Company's unsecured long-term debt by specified rating agencies. One facility, which provides for borrowings of up to $750.0 million, expires as of March 30, 2006, although it may be extended for up to two additional one-year periods under certain circumstances. The other facility, which provides for borrowings of up to $250.0 million, expires as of March 30, 2002. Any amount outstanding under this facility as of March 29, 2002 may be converted into a one-year term loan at the option of the Company. In March 2002, the Company amended this facility to provide for a one year extension with an expiration date of March 28, 2003. Borrowings under the facilities are made on a committed basis or, in the case of the $750.0 million facility, pursuant to an auction bid process. The $750.0 million facility also contains sublimits for letters of credit and "swingline" loans. Each credit agreement requires the Company to maintain certain financial ratios and contains restrictive convenants, including restrictions on the occurrence of additional indebtedness and the granting of certain liens, limitations on acquisitions and investments and limitations on changes in control. The total amount outstanding under these facilities was $235.0 million as of December 31, 2001. The total amount outstanding under the Company's prior revolving credit facility was $250.0 million as of December 31, 2000.

        The agreement provides for interest on committed advances at rates determined by reference to the bank's base rate or to the London Interbank Offered Rate ("LIBOR") plus a margin determined by reference to the Company's leverage ratio (as defined in the credit agreement) or the then-current rating of the Company's unsecured long-term debt by specified rating agencies. Interest is determined using whichever of these methods is the most favorable to the Company. The effective interest rates were 2.76% and 6.87% at December 31, 2001 and 2000, respectively. Borrowings under the credit facility are made on a committed basis or pursuant to an auction-bid process. A facility fee based on the facility amount, regardless of utilization, is payable quarterly. The facility fee rate is also determined by the unsecured debt ratings or the leverage ratio of the Company.

Zero Coupon Convertible Subordinated Debentures

        On July 2, 1999, the Company issued $299.0 million aggregate principal amount at maturity of zero coupon convertible subordinated debentures due 2019 (the "Debentures"). The proceeds totaled approximately $200.8 million. The Debentures accrue interest at a yield to maturity of 2.0% per year compounded semi-annually. Holders have the option to convert the Debentures into the Company's Common Stock at any time prior to maturity at a rate of 13.594 shares per $1,000 principal amount at maturity. In lieu of delivering shares of common stock upon conversion of any Debentures, the Company may elect to pay cash for the Debentures in an amount equal to the last reported sales price of its Common Stock on the trading day preceding the conversion date. The Debentures are subordinate in right of payment to all existing and future senior indebtedness.

        On October 6, 1999, the Board of Directors authorized the repurchase of some or all of the Company's Debentures for cash. The Company did not repurchase any Debentures during the years ended December 31, 2001 and 2000. During the year ended December 31, 1999, the Company repurchased $81.0 million in aggregate principal amount at maturity of the Debentures at a total purchase price of $49.8 million. The gain on such repurchase is shown on the Company's income statement as an extraordinary gain, net of applicable tax.

        As of December 31, 2001 and 2000, the Company had $153.9 million and $150.9 million (based upon the original issue price plus accreted interest), respectively, of Debentures outstanding. For the years ended December 31, 2001 and 2000, the Company accrued $3.0 million and $3.1 million, respectively, of interest related to the Debentures.

Maturities

        At December 31, 2001, the Company's long-term debt maturities were as follows: 2002—zero; 2003—$35 million; 2004—zero; 2005—zero; 2006—$650 million; 2019—$218 million.

Debt Covenants

        The Company's revolving credit facility requires the maintenance of certain financial ratios and contains other restrictive covenants, including restrictions on the occurrence of additional indebtedness and the granting of certain liens, limitations on acquisitions and investments and limitations on changes in control. As of December 31, 2001, the Company was in compliance with the requirements in these agreements.

Interest Rate Swaps

        As described in Note 15, as of December 31, 2001, the Company was a party to two separate interest rate swap agreements, which convert underlying variable-rate debt into fixed-rate debt.

Interest Paid

        Interest paid on long-term debt for the years ended December 31, 2001, 2000 and 1999 was $43.0 million, $21.5 million and $22.1 million, respectively.

9. INCOME TAXES

        The components of the provision (benefit) for income taxes are as follows:

	Year Ended December 31,
	2001	2000	1999
	(in thousands)
Current:
Federal	$224,380	$226,606	$106,036
State	43,541	56,608	42,987

	267,921	283,214	149,023

Deferred:
Federal	13,180	(54,552)	43,968
State	2,735	(8,383)	(2,881)

	15,915	(62,935)	41,087

Valuation allowance	—	1,747	—

Provision for income taxes	$283,836	$222,026	$190,110

        The overall effective tax rate differs from the statutory federal tax rate as follows (percent of pretax income from continuing operations):

	Year Ended December 31,
	2001	2000	1999
Tax provision based on the federal statutory rate	35.0%	35.0%	35.0%
State income taxes, net of federal benefit	4.3	5.6	5.3
Non-deductible expenses/non-taxable items	1.2	(0.1)	(0.4)
Change in valuation allowance	—	0.3	—
Other, net	0.1	(1.5)	(0.9)

Effective tax rate	40.6%	39.3%	39.0%

        Net deferred tax assets are comprised of the following:

	December 31,
	2001	2000
	(in thousands)
Gross deferred tax assets:
Net operating loss	$6,028	$4,420
Investment basis difference	39,696	—
Vacation and holiday accruals	9,322	6,224
Incurred claim reserve discounting	19,587	23,038
Provision for doubtful accounts	33,530	22,472
Unearned premium reserve	24,424	18,644
State income taxes	15,942	21,068
Postretirement benefits	37,161	29,138
Deferred gain on building	1,653	3,456
Deferred compensation	30,909	25,114
Expenses not currently deductible	95,699	73,774
Intangible asset impairment	5,689	6,439
Capital loss carryover	5,676	26,708
Start-up costs	2,540	4,327
Deferred acquisition costs	9,321	8,904
Other, net	10,282	4,733

Total gross deferred tax assets	347,459	278,459

Gross deferred tax liabilities:
Market valuation on investment securities	(35,736)	(35,687)
Depreciation and amortization	(2,827)	(5,582)
Investment basis difference	—	(6,947)
Internally developed software	(25,216)	(13,119)
Purchased intangibles	(138,272)	(32,330)
Lease expense	(6,221)	(6,239)
Other, net	(1,935)	(1,728)

Total gross deferred tax liabilities	(210,207)	(101,632)

Valuation allowance:
Net operating loss carryover	(1,337)	(4,341)
Capital loss carryover	(2,366)	(1,747)

	(3,703)	(6,088)

Net deferred tax assets	$133,549	$170,739

        In connection with the acquisition of Cerulean, the Company acquired $112.8 million deferred tax liabilities and $72.0 million net deferred tax assets. The net result was an increase to goodwill of $40.8 million. In connection with the acquisition of Rush Prudential, the Company acquired $32.3 million deferred tax liabilities and $7.4 million net deferred tax assets. The net result was an increase to goodwill of approximately $24.9 million, which included a valuation allowance for certain operating loss carryforwards acquired in such transaction.

        As of December 31, 2001, the Company had $5.5 million of federal net operating loss carryforwards acquired from Cerulean and $9.6 million of federal net operating loss carryforwards acquired from Rush Prudential. In addition, the Company's $16.6 million of Illinois net operating loss carryforward acquired from Rush Prudential was completely utilized during the year ended December 31, 2001. As a result, management reduced the valuation allowance from $4.3 million to $1.3 million and recorded the change as a reduction to goodwill. The federal carryforward begins to expire in 2014.

        As of December 31, 2001, the Company has a state capital loss carryforward of $98.0 million. The Company established a valuation allowance of $2.4 million related to this carryforward. Management believes it is more likely than not that the recorded deferred tax assets, net of the valuation allowance, will be realized. The state carryforward begins to expire in 2003. As of December 31, 2001, the Company utilized its entire federal capital loss carryforward.

        During 2001, the Internal Revenue Service ("IRS") completed its examination of the Company's consolidated federal income tax returns for 1992 through 1994. The settlement of the audit had no material impact on the financial position or results of operations. The IRS has begun its audit of tax years 1995 through 1998. The results of this audit are not expected to have a material impact on the Company's financial position or results of operations.

        Income taxes paid (refunded) for the years ended December 31, 2001, 2000 and 1999 were $222.5 million, $283.8 million and ($57.0) million, respectively.

10. PENSION AND POSTRETIREMENT BENEFITS

Pension Benefits

        The Company covers substantially all employees through two non-contributory defined benefit pension plans. The Restated Employees' Retirement Plan of Blue Cross of California covers employees of a bargaining unit. The WellPoint Pension Accumulation Plan, which was established on January 1, 1987, covers all eligible employees (employees covered under a collective bargaining agreement participate if the terms of the collective bargaining agreement permits) meeting certain age and service requirements. Plan assets are invested primarily in pooled income funds. The Company's policy is to fund its plans according to the applicable Employee Retirement Income Security Act of 1974 and income tax regulations. The Company uses the projected unit credit method of cost determination.

        In conjunction with the acquisition of Cerulean on March 15, 2001, the Company's Board of Directors approved the merger of Cerulean's Non-Contributory Retirement Program for Certain Employees of Blue Cross and Blue Shield of Georgia, Inc. into the WellPoint Pension Accumulation Plan.

        The funded status of the plans is as follows:

	December 31,
	2001	2000
	(In thousands)
Change in Benefit Obligation
Benefit obligation at beginning of year	$86,680	$77,656
Service cost	10,987	8,008
Interest cost	10,353	6,456
Actuarial (gain) loss	13,699	(59)
Acquisitions	65,814	—
Benefits paid	(12,178)	(5,381)

Benefit obligation at end of year	$175,355	$86,680

Change in Plan Assets
Fair value at beginning of year	$72,180	$72,128
Actual return on fair value	(5,028)	(3,206)
Employer contributions	24,455	8,639
Acquisitions	65,770	—
Benefits paid	(12,178)	(5,381)

Fair value at end of year	$145,199	$72,180

Funded status	$(30,156)	$(14,500)
Unrecognized prior service cost	377	424
Unrecognized actuarial loss	48,037	20,252

Net amount recognized	$18,258	$6,176

        Amounts recognized in the Consolidated Balance Sheets consists of:

	December 31,
	2001	2000
	(In thousands)

Prepaid benefit cost	$18,258	$6,176
Additional minimum liability	(38,523)	—
Intangible asset	377	—
Accumulated other comprehensive income	38,146	—

Net amount recognized	$18,258	$6,176

        As of December 31, 2001 and December 31, 2000 the Company's Pension Accumulation Plan had accumulated benefits in excess of plan assets as follows:

	December 31,
	2001	2000
	(In thousands)
Projected benefit obligation	$163,386	$78,771
Accumulated benefit obligation	156,510	73,350
Fair value of assets	133,758	61,870

Weighted Average Assumptions
Discount rate	7.25%	7.75%
Expected return on plan assets	9.50%	9.50%
Rate of compensation increases	4.50%	5.00%

        Net periodic pension expense for the Company's defined benefit pension plans includes the following components:

	Year Ended December 31,
	2001	2000	1999
	(In thousands)
Service cost—benefits earned during the year	$10,987	$8,008	$8,117
Interest cost on projected benefits obligations	10,353	6,456	5,583
Expected return on plan assets	(10,736)	(6,946)	(6,603)
Amortization of prior service cost	47	15	14
Recognized net actuarial loss	1,677	286	81

Net periodic pension expense	$12,328	$7,819	$7,192

        The Company sponsors the WellPoint 401(k) Retirement Savings Plan (the "401(k) Plan"). Generally, employees (excluding temporary employees working less than 1,000 hours and leased employees) over 18 years of age are eligible to participate in the 401(k) Plan if they meet certain length of service requirements. Under this plan, employees may contribute a percentage of their pre-tax earnings to the 401(k) Plan. After one year of service, employee contributions up to 6% of eligible compensation are matched by an employer contribution equal to 75% on the employee's contribution. Matching contributions are immediately vested. One third of the employer contribution is in the Company's Common Stock. As of December 31, 2001, employees were prohibited from transferring the Company's match received in the form of Common Stock until the calendar year following receipt of such Company match. Effective March 1, 2002, the 401(k) Plan was amended to remove this restriction. The 401(k) Plan includes a grandfather match provision whereby the employer contribution is 85% for those employees with 10 to 19 years of service as of January 1, 1997 and 100% for those employees with 20 years or more of service as of such date. Company expense related to the 401(k) Plan totaled $20.2 million, $16.5 million and $15.9 million for the years ended December 31, 2001, 2000 and 1999, respectively. In conjunction with the acquisition of Cerulean on March 15, 2001, the Company's Board of Directors approved the merger of Cerulean's Blue Cross and Blue Shield of Georgia, Inc. Savings Program into the Company's 401(k) Plan.

Postretirement Benefits

        The Company currently provides certain health care and life insurance benefits to eligible retirees and their dependents. Employees outside of California and certain employees in California acquired as a result of the acquisitions and all employees hired, rehired or reinstated after January 1, 1997 are not covered under the Company's postretirement benefit plan. All eligible employees in Georgia acquired as a result of the Cerulean acquisition will continue to be covered under the Cerulean Defined Dollar Benefit Plan ("DDB Plan"). Blue Cross Blue Shield of Georgia employees hired, rehired or reinstated after March 15, 2001 are not eligible to be covered under the Cerulean DDB Plan or any WellPoint retiree plan. All other Company employees are fully eligible for retiree benefits upon attaining 10 years of service and a minimum age of 55. The plan, in effect for those retiring prior to September 1, 1994, provides for Company-paid life insurance for all retirees based on age and a percent of salary. In addition, the majority of retirees from age 62 or greater currently receive fully paid health benefit coverage for themselves and their dependents. For employees retiring on or after September 1, 1994, the Company currently subsidizes health benefit coverage based on the retiree's years of service at retirement and date of hire. Life insurance benefits for retirees hired on or after May 1, 1992 are set at $10,000 upon retirement and are reduced to $5,000 at age 70.

        The accumulated postretirement benefit obligation ("APBO") and the accrued postretirement benefits as of December 31, 2001 and 2000 are as follows:

	December 31,
	2001	2000
	(in thousands)
Benefit obligation at the beginning of the year	$59,291	$54,932
Service cost	2,312	1,520
Interest cost	5,950	4,234
Actuarial (gain) loss	9,711	1,063
Acquisitions	19,568	—
Benefits paid	(3,564)	(2,458)

Accumulated postretirement benefits obligation	93,268	59,291
Unrecognized net gain from accrued postretirement benefit cost	856	12,219

Accrued postretirement benefits	$94,124	$71,510

        The Company currently pays for its postretirement benefit obligations as they are incurred. As such, there are no plan assets.

        The above actuarially determined APBO was calculated using a discount rate of 7.25% and 7.75% for 2001 and 2000, respectively. The original medical trend rate assumed a decline from 7.0% (under age 65) and 6.5% (age 65 and over) for 2001 to 6.0% by the year 2002. This medical trend rate was re-evaluated and modified to 10.0% for the year 2002 with a gradual decline to 5.0% by the year 2007. These estimated trend rates are subject to change in the future. The medical trend rate assumption has a significant effect on the amounts reported. For example, an increase in the assumed health care trend rate of one percent in each year would increase the APBO as of December 31, 2001 by $8.5 million and would increase service and interest costs by $1.0 million. Conversely, a decrease in the assumed health care trend rate of one percent in each year would decrease the APBO as of December 31, 2001 by $7.6 million and would decrease service and interest costs by $0.9 million. For life insurance benefit calculations, a compensation increase of 4.5% was assumed.

10. PENSION AND POSTRETIREMENT BENEFITS (Continued)

        Net periodic postretirement benefit cost includes the following components (in thousands):

	Year Ended December 31,
	2001	2000	1999
Service cost	$2,312	$1,520	$1,650
Interest cost	5,950	4,234	3,933
Net amortization and deferral	(213)	(689)	(418)

Net periodic postretirement benefit cost	$8,049	$5,065	$5,165

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

        On May 11, 1999, the stockholders of the Company approved a new Stock Incentive Plan (the "Plan") for key employees, officers and directors. This new plan serves as the successor to the Company's Stock Option/Award Plan and Employer Stock Option Plan (the "Predecessor Plans"). All options granted under the Predecessor Plans and outstanding on the Plan's effective date were incorporated into the Plan and treated as outstanding awards under the Plan. The exercise price is determined by the plan administrator; however, it will generally not be less than the fair market value on the date of grant. The maximum term for an option is ten years. Options granted will vest in accordance with the terms of each grant. The Plan also allows the grant or award of restricted stock, performance units and phantom stock. As of December 31, 2001 the maximum number of shares issuable under the Plan, subject to subsequent adjustments for certain changes in the Company's capital structure, was 14.6 million.

        Effective as of February 17, 2000, the Company adopted the 2000 Employee Stock Option Plan (the "2000 Employee Plan") for employees and non-executive officers of the Company. The exercise price and maximum term of any stock option granted under the 2000 Employee Plan are determined by the plan administrator. Options granted will vest in accordance with the terms of each grant. As of December 31, 2001, the maximum number of shares issuable under the 2000 Employee Plan, subject to subsequent adjustments for certain changes in the Company's capital structure, was 9.0 million shares.

        The following summarizes activity in the Company's stock option plans for the years ended December 31, 2001, 2000 and 1999:

	Shares	Weighted Average Exercise Price Per Share
Outstanding at January 1, 1999	8,998,476	22.12
Granted	3,915,210	36.93
Canceled	(283,208)	26.29
Exercised	(2,028,958)	19.54

Outstanding at December 31, 1999	10,601,520	27.97

Granted	4,370,190	36.11
Canceled	(497,882)	33.73
Exercised	(3,821,630)	23.21

Outstanding at December 31, 2000	10,652,198	32.73

Granted	7,293,674	47.25
Canceled	(835,604)	42.41
Exercised	(2,402,460)	31.97

Outstanding at December 31, 2001	14,707,808	39.45

Exercisable at:
December 31, 1999	4,928,650	23.96
December 31, 2000	4,924,224	30.99
December 31, 2001	5,993,936	34.02

        The options outstanding at December 31, 2001 had exercise prices ranging from $13.43 to $61.82 per share.

	Options Outstanding			Options Exercisable
Actual Range of Exercise Prices	Number Outstanding at 12/31/01	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Outstanding at 12/31/01	Weighted Average Exercise Price
$13.43 - 19.84	1,175,998	4.3	$19.12	1,175,998	$19.12
$22.78 - 33.82	1,366,140	6.1	$28.43	1,356,952	$28.40
$34.19 - 51.25	11,375,568	8.3	$41.78	2,810,052	$37.96
$51.51 - 61.82	790,102	7.0	$55.29	650,934	$55.62

	14,707,808	7.7	$39.45	5,993,936	$34.02

Stock Purchase Plan

        On May 18, 1996, the Company's stockholders approved the Company's Employee Stock Purchase Plan (the "ESPP"). The stockholders approved an amendment and restatement of the ESPP on May 9, 2000. The ESPP allows eligible employees to purchase Common Stock at the lower of 85% of the market price of the stock at the beginning or end of each offering period. The aggregate amount of Common Stock that may be issued pursuant to the ESPP shall not exceed 2,800,000 shares, subject to adjustment pursuant to the terms of the ESPP. During the years ended December 31, 2001, 2000 and 1999, approximately 218,000, 222,800, and 186,800 shares of Common Stock were purchased under the ESPP. There are offering periods for the first half and second half of the year and accordingly, two purchase prices. For the year ended December 31, 2001, the purchase prices were $40.05 and $39.74 per share. For the year ended December 31, 2000, the purchase prices were $28.05 and $30.84 per share. For the year ended December 31, 1999, the purchase prices were $36.07 and $28.03 per share.

SFAS No. 123 Disclosure

        In accordance with the provisions of SFAS No. 123, the Company applies APB Opinion No. 25 and related interpretations in accounting for its stock option plans and, accordingly, does not recognize compensation cost. If the Company had elected to recognize the compensation cost based on the fair value of the options granted at grant date as prescribed by SFAS No. 123, net income and earnings per share for the years ended December 31, 2001, 2000 and 1999 would have been reduced to the pro forma amounts indicated in the table which follows:

	2001	2000	1999
	(In millions, except per share amounts)
Net income—as reported	$414.7	$342.3	$278.5
Net income—pro forma	$381.7	$315.7	$256.3
Earnings per share—as reported	$3.27	$2.74	$2.11
Earnings per share—pro forma	$3.01	$2.52	$1.94
Earnings per share assuming full dilution—as reported	$3.15	$2.64	$2.05
Earnings per share assuming full dilution—pro forma	$2.90	$2.44	$1.88

2001	Officers	Employees
Assumptions
Expected dividend yield	—	—
Risk-free interest rate	4.66%	4.53%
Expected stock price volatility	35.00%	35.00%
Expected life of options	four years	three years

2000	Officers	Employees
Assumptions
Expected dividend yield	—	—
Risk-free interest rate	6.38%	6.37%
Expected stock price volatility	40.00%	40.00%
Expected life of options	four years	three years

1999	Officers	Employees
Assumptions
Expected dividend yield	—	—
Risk-free interest rate	5.02%	4.86%
Expected stock price volatility	38.00%	38.00%
Expected life of options	four years	three years

        The above pro forma disclosures may not be representative of the effects on reported pro forma net income for future years. The weighted average fair value of options granted during 2001, 2000 and 1999 is $14.46, $13.09, and $11.88 per share, respectively.

Treasury Stock

        As of December 31, 2001, the Company was authorized to repurchase approximately 25.4 million shares of its Common Stock. As of December 31, 2001, 20.8 million shares of Common Stock had been repurchased pursuant to this authorization.

12. EARNINGS PER SHARE

        The following is an illustration of the dilutive effect of the Company's potential Common Stock on earnings per share ("EPS"). There were no antidilutive securities in any of the three periods presented.

	Year Ended December 31,
	2001	2000	1999
	(In thousands, except earnings per share)
Basic Earnings Per Share Calculation:
Numerator
Income before extraordinary gain and cumulative effect of accounting change	$414,746	$342,287	$297,211
Extraordinary gain from early extinguishment of debt, net of tax	—	—	1,891
Cumulative effect of accounting change, net of tax	—	—	(20,558)

Net Income	$414,746	$342,287	$278,544

Denominator
Weighted average shares outstanding	126,851	125,061	132,141

Earnings Per Share
Income before extraordinary gain and cumulative effect of accounting change	$3.27	$2.74	$2.25
Extraordinary gain from early extinguishment of debt, net of tax	—	—	0.02
Cumulative effect of accounting change, net of tax	—	—	(0.16)

Net Income	$3.27	$2.74	$2.11

Earnings Per Share Assuming Full Dilution Calculation:
Numerator
Income before extraordinary gain and cumulative effect of accounting change	$414,746	$342,287	$297,211
Interest expense on zero coupon convertible subordinated debentures, net of tax	1,880	1,890	930

Adjusted income before extraordinary gain and cumulative effect of accounting change	416,626	344,177	298,141
Extraordinary gain from early extinguishment of debt, net of tax	—	—	1,891
Cumulative effect of accounting change, net of tax	—	—	(20,558)

Adjusted Net Income	$416,626	$344,177	$279,474

Denominator
Weighted average shares outstanding	126,851	125,061	132,141
Net effect of dilutive stock options	2,608	2,195	2,154
Assumed conversion of zero coupon convertible subordinated debentures	2,963	2,963	1,898

Diluted weighted average shares outstanding	132,422	130,219	136,193

Earnings Per Share Assuming Full Dilution
Income before extraordinary gain and cumulative effect of accounting change	$3.15	$2.64	$2.19
Extraordinary gain from early extinguishment of debt, net of tax	—	—	0.01
Cumulative effect of accounting change, net of tax	—	—	(0.15)

Net Income	$3.15	$2.64	$2.05

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

        Future minimum rental payments under operating leases utilized by the Company having initial or remaining noncancellable lease terms in excess of one year at December 31, 2001 are as follows:

Year Ending December 31, (In thousands)	Operating Leases
2002	$89,635
2003	71,475
2004	49,001
2005	37,737
2006	29,640
Thereafter	245,610

Total minimum payments required	$523,098

        Rental expense for the years ended December 31, 2001, 2000 and 1999 for all operating leases was $66.3 million, $47.5 million and $41.8 million, respectively. Contingent rentals included in the above rental expense for the years ended December 31, 2001, 2000 and 1999 were $1.5 million, $1.2 million and $0.9 million, respectively.

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

  Zero Coupon Convertible Subordinated Debentures. The fair value for the convertible debt is based upon quoted market prices. The carrying value is based on the face value adjusted for accretion of original issue discount.

  6 3/8% Notes Due 2006. The fair value of the notes payable is based on quoted market prices. The carrying value is based on face value adjusted for the discount.

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

        The carrying amounts and estimated fair values of the Company's financial instruments as of December 31, 2001 are summarized below:

	Carrying Amount	Estimated Fair Value
	(In thousands)
Cash and cash equivalents	$1,028,476	$1,028,476
Investment securities	3,832,982	3,832,982
Long-term investments	124,611	124,611
Revolving credit facility	235,000	235,000
Zero Coupon Convertible Subordinated Debentures	153,887	185,280
6 3/8% Notes Due 2006	449,070	458,955
Interest rate swaps	(14,085)	(14,558)
Forward exchange contracts	775	775

15. HEDGING ACTIVITIES

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

        The Company maintains an interest rate risk management strategy that uses derivative instruments to minimize significant, unanticipated earnings fluctuations caused by interest rate volatility. The Company's goal is to maintain a balance between fixed and floating interest rates on its long-term debt.

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

15. HEDGING ACTIVITIES (Continued)

        The Company uses interest rate swap agreements and foreign currency contracts to manage interest rate and foreign currency exposures. The principal objective of such contracts is to minimize the risks and/or costs associated with financial and investing activities. The Company does not use derivative financial instruments for speculative purposes. The counterparties to these contractual arrangements are major financial institutions with which the Company also has other financial relationships. These counterparties expose the Company to credit loss in the event of non performance. However, the Company does not anticipate non performance by the other parties.

Fair Value Hedges

        As part of the Company's investment strategy to diversify its investment portfolio, the Company has invested in certain fixed maturity securities denominated in foreign currencies. In order to mitigate the foreign currency risk, the Company has entered into foreign currency derivative instruments. Gains and losses related to such instruments are recognized in the Company's income statement. The Company recognized a gain of $0.5 million and losses of $0.5 million and $1.9 million from such hedging activities for the years ended December 31, 2001, 2000 and 1999, respectively. As of December 31, 2001, the Company had liquidated its non-dollar foreign bond holdings and, as a result, entered into a hedge to offset the remaining currency hedge.

        The transition provisions of SFAS No. 133 state that any gain or loss previously reported in accumulated other comprehensive income on a derivative that hedged an available-for-sale security, together with the gain or loss on the related security shall be reclassified to earnings as a cumulative effect type adjustment of both net income and accumulated other comprehensive income. On January 1, 2001, the Company recorded a transition adjustment as a charge to other income of approximately $0.3 million, net of tax, which represented a gain of $2.0 million on the available-for-sale bonds related to the Company's foreign exchange contracts partially offset by a loss of $1.7 million on the related hedges.

        For the year ended December 31, 2001, the Company recognized a net loss of $1.2 million, included in other income on the consolidated income statement, which represented the ineffective portion of all the Company's fair value hedges. All components of each derivative's gain or loss were included in the assessment of hedge effectiveness.

Cash Flow Hedges

        The Company uses interest rate swap agreements to reduce the impact of changes in interest rates on its floating rate debt under its revolving credit facility. The swap agreements are contracts to exchange variable-rate for fixed-rate interest payments without the exchange of the underlying notional amounts. During the year ended December 31, 2001, the Company recognized a net gain of $0.1 million reported in other income in the consolidated income statement, which represented the total ineffectiveness of all cash flow hedges.

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

        As of December 31, 2001 the Company had the following interest rate swap agreements in effect (notional amount in thousands):

Notional Amount	Strike Rate	Expiration Date
$150,000	6.99%	October 17, 2003
$50,000	7.06%	October 17, 2006

        As of December 31, 2001, the Company had recognized net derivative liabilities related to such interest rate swap agreements and foreign currency contracts of $13.3 million.

16. CONTINGENCIES

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

        In June 2000, the California Medical Association filed a lawsuit in U.S. district court in San Francisco against BCC. The lawsuit alleges that BCC violated the RICO Act through various misrepresentations to and inappropriate actions against health care providers. In late 1999, a number of class-action lawsuits were brought against several of the Company's competitors alleging, among other things, various misrepresentations regarding their health plans and breaches of fiduciary obligations to health plan members. In August 2000, the Company was added as a party to Shane v. Humana, et al., a class-action lawsuit brought on behalf of health care providers nationwide. In addition to the RICO claims brought in the California Medical Association lawsuit, this lawsuit also alleges violations of ERISA, federal and state "prompt pay" regulations and certain common law claims. In October 2000, the federal Judicial Panel on Multidistrict Litigation issued an order consolidating the California Medical Association lawsuit, the Shane lawsuit and various other pending managed care class-action lawsuits against other companies before District Court Judge Federico Moreno in the Southern District of Florida for purposes of the pretrial proceedings. In March 2001, Judge Moreno dismissed the plaintiffs' claims based on violation of the RICO Act, although the dismissal was made without prejudice to the plaintiffs' ability to subsequently refile their claims. Judge Moreno also dismissed, with prejudice, the plaintiffs' federal prompt pay law claims. On March 26, 2001, the California Medical Association filed an amended complaint in its lawsuit, alleging, among other things, revised RICO claims and violations of California law. A hearing on the plaintiffs' motion to certify a class was held in early May 2001. On May 9, 2001, Judge Moreno issued an order requiring that all discovery in the litigation be completed by December 2001, with the exception of discovery related to expert witnesses, which must be completed by March 15, 2002. In June 2001, the federal Court of Appeals for the 11th Circuit issued a stay of Judge Moreno's discovery order, pending a hearing before the Court of Appeals on the Company's appeal of its motion to compel arbitration (which had earlier been granted in part and denied in part by Judge Moreno). The panel for the hearing was selected in December 2001. The hearing was held in January 2002 and, in March 2002, the Court of Appeals issued an opinion affirming Judge Moreno's earlier action with respect to the motion to compel arbitration.

        In March 2002, the American Dental Association and three individual dentists filed a lawsuit in U.S. district court in Chicago against the Company and BCC. This lawsuit alleges that WellPoint and BCC engaged in conduct that constituted a breach of contract under ERISA, trade libel and tortious interference with contractual relations and existing and prospective business expectancies. The lawsuit seeks class-action status.

        In July 2001, two individual physicians seeking to represent a class of physicians, hospitals and other providers brought suit in the Circuit Court of Madison County, Illinois against HealthLink, Inc., which is now a subsidiary of the Company as a result of the RightCHOICE transaction. The physicians allege that HealthLink breached the contracts with these physicians by engaging in the practices of "bundling" and "down-coding" in its processing and payment of provider claims. The relief sought includes an injunction against these practices and damages in an unspecified amount. In March 2002, HealthLink was notified that the court intends to hold a hearing on class certification, although no formal date for such a hearing has been set. A similar lawsuit was brought by physicians (including one of the physicians in the case described above) in the same court in Madison County, Illinois, on behalf of a nationwide class of providers who contract with Blue Cross and Blue Shield plans against the Blue Cross and Blue Shield Association and another Blue Cross Blue Shield plan. The complaint recites that it is brought against those entities and their "unnamed subsidiaries, licensees, and affiliates," listing a large number of Blue Cross and Blue Shield plans, including "Alliance Blue Cross Blue Shield of Missouri." The plaintiffs also allege that the plans have systematically engaged in practices known as "short paying," "bundling," and "down-coding" in their processing and payment of subscriber claims. Blue Cross Blue Shield of Missouri has not been formally named or served as a defendant in this suit.

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

17. REGULATORY REQUIREMENTS

        Certain of the Company's regulated subsidiaries must comply with certain minimum capital or tangible net equity requirements in each of the states in which they operate. As of December 31, 2001, the Company and its regulated subsidiaries were in compliance with these requirements.

        The ability of the Company's licensed insurance company subsidiaries to pay dividends is limited by the Departments of Insurance in their respective states of domicile. Generally, dividends in any 12-month period are limited to the greater of the prior year's statutory net income or 10% of statutory surplus. Larger dividends, classified as extraordinary, require a special request of the applicable Departments of Insurance. The maximum dividend payable in 2002 without prior approval by WellPoint's licensed insurance company subsidiaries (which do not include the Company's Blue Cross of California subsidiary) is estimated to be $220.6 million.

18. FISCAL INTERMEDIARY FUNCTION

        Under an agreement with the BCBSA, the Company's wholly-owned subsidiary Blue Cross of California ("BCC") was previously contracted to administer Part A of Title XVIII of the Social Security Act (Medicare) in certain regions or for certain health care providers. The agreement was renewable annually unless terminated by the parties involved. As fiscal intermediary under the agreement, BCC made disbursements to providers for medical care from funds provided by the Federal Government and was reimbursed for these expenses incurred under the agreement. Effective December 1, 2000, BCC ceased to participate as a Medicare fiscal intermediary. BCC disbursed approximately $7.6 billion and $8.8 billion and received administrative fees of approximately $39.1 million and $40.7 million for the years ended December 31, 2000 and 1999, respectively. The reimbursement was treated as a direct recovery of general and administrative expenses.

        With the acquisition of Cerulean, the Company is currently a participant in the aforementioned Medicare plan through its wholly-owned subsidiary Blue Cross and Blue Shield of Georgia, Inc. ("BCBSGA"). BCBSGA disbursed approximately $2.9 billion and received administrative fees of approximately $8.5 million from March 15, 2001, the acquisition date, to December 31, 2001.

19. BUSINESS SEGMENT INFORMATION

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

        The Company's management identified its reportable segments based upon the following factors: (1) the Company's organizational structure contains a Division President that oversees each of these segments, (2) the Company's Chief Operating Decision Maker (Chief Executive Officer) reviews the results of operations for each of the following segments and holds each Division President accountable for results, and (3) a Division President's overall compensation is based upon the related segment's results.

        The accounting policies of the segments are the same as those described in the summary of significant accounting policies and are consistent with generally accepted accounting principles with the exception of the exclusion of allocated corporate overhead to the reportable segments.

        The following tables present segment information for the Large Employer Group and Individual and Small Employer Group for the years ended December 31, 2001, 2000 and 1999:

2001

	Large Employer Group	Individual & Small Employer Group	Corporate & Other	Consolidated
	(In thousands)
Premium revenue	$7,188,430	$3,583,839	$804,901	$11,577,170
Management services and other revenue	500,290	268	109,135	609,693

Total revenue from external customers	7,688,720	3,584,107	914,036	12,186,863
Intersegment revenues	19,724	—	(19,724)	—
Investment income	139,701	82,119	19,964	241,784
Interest expense	36,358	10,140	3,431	49,929
Depreciation and amortization expense	62,500	23,503	24,154	110,157
Income tax expense (benefit)	244,257	93,500	(53,921)	283,836
Segment net income (loss)	$347,495	$135,817	$(68,566)	$414,746

Segment Assets	$3,714,081	$1,416,361	$2,341,691	$7,472,133

2000

	Large Employer Group	Individual & Small Employer Group	Corporate & Other	Consolidated
	(In thousands)
Premium revenue	$5,011,562	$3,030,503	$541,598	$8,583,663
Management services and other revenue	379,142	2,865	69,840	451,847

Total revenue from external customers	5,390,704	3,033,368	611,438	9,035,510
Intersegment revenues	12,375	(583)	(11,792)	—
Investment income	102,037	77,886	13,525	193,448
Interest expense	23,244	310	424	23,978
Depreciation and amortization expense	38,167	17,014	20,221	75,402
Income tax expense (benefit)	176,342	131,027	(85,343)	222,026
Segment net income (loss)	$210,221	$172,051	$(39,985)	$342,287

Segment Assets	$2,323,129	$1,067,692	$2,113,885	$5,504,706

19. BUSINESS SEGMENT INFORMATION (Continued)

1999

	Large Employer Group	Individual & Small Employer Group	Corporate & Other	Consolidated
	(In thousands)
Premium revenue	$3,889,032	$2,551,961	$455,864	$6,896,857
Management services and other revenue	367,060	4,579	57,697	429,336

Total revenue from external customers	4,256,092	2,556,540	513,561	7,326,193
Intersegment revenues	19,941	2,500	(22,441)	—
Investment income	98,410	53,627	7,197	159,234
Interest expense	20,949	278	(1,049)	20,178
Depreciation and amortization expense	36,829	14,641	13,328	64,798
Income tax expense (benefit)	145,973	105,347	(61,210)	190,110
Extraordinary gain / cumulative effect	(12,328)	(7,685)	1,346	(18,667)
Segment net income (loss)	$167,435	$134,828	$(23,719)	$278,544

Segment Assets	$2,300,056	$998,060	$1,295,118	$4,593,234

        As a result of the January 31, 2002 acquisition of RightCHOICE, the organizational structure of the Company has changed effective February 1, 2002. As a result of these changes, the Company currently anticipates that its Quarterly Report on Form 10-Q for the quarterly period ending March 31, 2002 (and subsequent filings under the Securities Exchange Act of 1934) will reflect the following two reportable segments: Health Care business and Specialty business.

20. COMPREHENSIVE INCOME

        The following summarizes comprehensive income reclassification adjustments included in the statements of changes in stockholders' equity:

	Year Ended December 31,
	2001	2000	1999
	(In thousands)
Holding gain (loss) on investment securities arising during the period (net of tax expense of $12,485, $53,624 and tax benefit of $6,295, respectively)	$21,051	$83,691	$(9,847)
Holding gain (loss) related to foreign exchange transactions (net of tax expense of $222 and tax benefit of $1,013, respectively)	—	350	(1,584)
Net change in pension liability (net of tax benefit of $15,640)	(22,506)	—	—
Add: Reclassification adjustment for realized losses on investment securities (net of tax benefit of $2,420, $10,004 and $10,442, respectively)	(3,482)	(15,646)	(16,332)
Reclassification adjustment related to foreign exchange gains (losses) on investment securities (net of tax benefit of $163, tax benefit of $204 and tax expense of $1,160, respectively)	(262)	(319)	1,815

Net gain (loss) recognized in other comprehensive income (net of tax benefit of $5,738, tax expense of $43,638 and tax benefit of $16,590, respectively)	$(5,199)	$68,076	$(25,948)

21. EXTRAORDINARY GAIN

        On October 6, 1999, the Board of Directors authorized the repurchase of some or all of the Company's Debentures for cash. During the year ended December 31, 1999, the Company repurchased $81.0 million aggregate principal amount at maturity of the Company's Debentures at a total purchase price of $49.8 million. This repurchase resulted in an extraordinary gain of $1.9 million, or $0.01 per share assuming full dilution (per share amount reflects the two-for-one stock split which occurred on March 15, 2002), net of tax expense totaling $1.2 million.

22. SUBSEQUENT EVENTS

6 3/8% Notes due 2012

        On January 16, 2002, the Company issued $350.0 million aggregate principal amount at maturity of 6 3/8% Notes due January 15, 2012 (the "2002 Notes"). Interest on the 2002 Notes will accrue from January 16, 2002, and will be payable on January 15 and July 15 of each year, beginning on July 15, 2002. The net proceeds of this offering totaled approximately $348.9 million. The net proceeds from the sale of the 2002 Notes were used for the financing of the RightCHOICE merger discussed below.

RightCHOICE Acquisition

        On January 31, 2002 WellPoint completed its merger, through its wholly owned subsidiary, RWP Acquisition Corp., with RightCHOICE Managed Care, Inc. ("RightCHOICE"), the parent company of Blue Cross and Blue Shield of Missouri, Inc., which serves approximately 2.2 million medical members. Under the terms of the transaction, total consideration paid to all holders of RightCHOICE common stock and holders of employee stock options in the merger was $379.0 million in cash and 8.3 million shares (on a pre-stock split basis) of WellPoint Common Stock. The Company currently expects that approximately 6.1 million shares (on a pre-stock split basis) will be issued from treasury stock and the remaining 2.2 million shares (on a pre-stock split basis) will be newly issued shares of WellPoint Common Stock. The total purchase price was approximately $1.4 billion.

Open Tax Issue relating to the WellPoint Recapitalization

        During the quarter ended September 30, 1998 the Company received a private letter ruling from the IRS with respect to the treatment of certain payments made at the time of the Recapitalization and the acquisition of the commercial operations of BCC. The ruling allowed the Company to deduct as an ordinary and necessary business expense the $800 million cash payment made by BCC in May 1996 to one of two newly formed charitable foundations. As a result of and in reliance on the ruling, the Company experienced a reduction in its income tax expense of $85.5 million and the Company reduced its goodwill resulting from the Recapitalization by $194.5 million during the year ended December 31, 1998. The Company filed for refund claims of approximately $198.6 million of previous year income tax payments and reduced income tax payments during 1998 and 1999 by approximately $81.4 million. In August 1999, the Company received a cash refund (including applicable accrued interest) of approximately $183.0 million, which was reflected in the statement of cash flows for such year. The Company has refund claims pending of approximately $39.3 million.

        In March 2002, the Company received a letter from the IRS notifying the Company that the IRS was considering revoking the September 1998 private letter ruling. The letter stated that the IRS was considering, in essence, reversing its earlier position and concluding that the $800 million payment was not an ordinary and necessary business expense. The letter further stated that the IRS was withdrawing the private letter ruling and that the Company could no longer rely on the private letter ruling. Under Section 7805(b) of the Code, the IRS has discretionary authority to limit the retroactive effect of any revocation of a letter ruling. The Company has submitted a written request for such relief under Section 7805(b). According to regulations promulgated by the United States Treasury, such relief will be granted whenever a taxpayer meets all of five specified criteria, including that the taxpayer has relied in good faith on an earlier ruling and that the revocation of the ruling would be to the detriment of the taxpayer. The Company believes that it meets substantially all of these criteria. Therefore, although no assurances can be given, the Company currently expects that such relief will be granted. The Company's request for relief under Section 7805(b) is being made without prejudice to the Company's right to subsequently argue that the $800 million cash payment should continue to be treated as an ordinary and necessary business expense under the Code.

23. PENDING ACQUISITION

        On November 20, 2001, WellPoint entered into a definitive agreement to acquire CareFirst, Inc. ("CareFirst"). CareFirst is a not-for-profit health care company which, along with its affiliates and subsidiaries, offers a comprehensive portfolio of health insurance products, direct health care and administrative services to more than three million people in Maryland, Delaware, the District of Columbia and Northern Virginia. CareFirst operates through three wholly owned affiliates: CareFirst of Maryland, Inc., Group Hospitalization and Medical Services, Inc., doing business under the name CareFirst BlueCross BlueShield, and Blue Cross Blue Shield of Delaware. Under the terms of the acquisition agreement, a wholly owned subsidiary of the Company will merge with and into CareFirst. As a result of the merger, the outstanding shares of common stock of CareFirst will be converted into the right to receive an aggregate purchase price of $1.3 billion. Before the CareFirst acquisition is completed, CareFirst and its subsidiaries will convert from their current status as not-for-profit corporations into for-profit, stock corporations. As part of this conversion, CareFirst will issue 100% of its outstanding common stock to charitable foundations established according to applicable law. The conversion will require the approval of insurance regulators and the transaction is subject to the receipt of a private letter ruling from the IRS that the conversion of CareFirst will constitute a tax-free reorganization and that gain or loss recognized by the holders of CareFirst stock in the merger will not be subject to unrelated business income tax. The conversion and regulatory approval process is currently expected to take 18 to 24 months from the date of signing of the definitive agreement. The acquisition is expected to close in 2003.

QuickLinks

FORM 10-K
TABLE OF CONTENTS
PART I
Item 1. Business
Item 2. Properties.
Item 3. Legal Proceedings.
Item 4. Submission of Matters to a Vote of Security Holders.
PART II
Item 5. Market for the Registrant's Common Equity and Related Stockholder Matters
Item 6. Selected Financial Data.
Item 7. Management's Discussion And Analysis Of Financial Condition And Results Of Operations
Item 7a. Quantitative and Qualitative Disclosures about Market Risk
Item 8. Financial Statements and Supplementary Data
Item 9. Changes And Disagreements With Accountants On Accounting And Financial Disclosure
PART III
Item 10. Directors And Executive Officers Of The Registrant
Item 11. Executive Compensation
Item 12. Security Ownership Of Certain Beneficial Owners And Management
Item 13. Certain Relationships And Related Transactions
PART IV
Item 14. Exhibits, Financial Statements Schedules And Reports On Form 8-K.
SIGNATURES
WellPoint Health Networks Inc. Notes to Consolidated Financial Statements