Form 10-K/A
period 2001-12-31
WELLPOINT HEALTH NETWORKS INC /DE/
filed 2002-04-30
CIK 1013220

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO SECTIONS 13 OR 15
OF THE SECURITIES EXCHANGE ACT OF 1934

AMENDMENT NO. 1
ON
FORM 10-K/A

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
None

        Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes    ☒    No    ☐

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-K or any amendment to this Form 10-K.    ☐

        State the aggregate market value of the voting stock held by non-affiliates of the Registrant as of March 18, 2002: $8,895,428,927 (based on the last reported sale price of $62.48 per share on March 18, 2002, on the New York Stock Exchange).

        Common Stock, $0.01 par value of Registrant outstanding as of March 18, 2002: 143,239,794 shares.

DOCUMENTS INCORPORATED BY REFERENCE

        None.

EXPLANATORY NOTE

        This Amendment No. 1 on Form 10-K/A is being filed in order to, among other things, amend Items 10, 11, 12 and 13 of the Company's Annual Report on Form 10-K for the period ended December 31, 2001 (the "Form 10-K"). The Form 10-K as filed with the Securities and Exchange Commission on April 1, 2002 omitted such items in reliance on General Instruction G(3) of Form 10-K (including items 10, 11, 12 and 13 as so amended). This Amendment No. 1 on Form 10-K/A also contains an updated discussion of the Company's pending transaction with CareFirst, Inc. (appearing in "Item 1. Business") and of the Company's correspondence with the Internal Revenue Service regarding a private letter ruling received in September 1998 (appearing in "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Tax Issues Relating to the WellPoint and RightCHOICE Recapitalizations"). The entire Form 10-K is being filed as part of this Amendment.

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

        In April 2002, the Maryland legislature adopted legislation that would, among other things, require that the consideration paid by the Company in the CareFirst transaction consist entirely of cash, prohibit certain change-in-control payments to CareFirst management previously approved by CareFirst's Board of Directors and delay for 90 days the effectiveness of any decision by the Maryland Insurance Administrastion regarding CareFirst's for-profit conversion and consummation of the CareFirst transaction in order to allow the Maryland legislature to review the decision. The Company is currently assessing the effects of this legislation on the proposed transaction.

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

        D. Mark Weinberg, age 49, has been Executive Vice President and Chief Development Officer since February 2002. From March 1999 until February 2002, he was Executive Vice President, Individual and Small Group Division of the Company. From October 1995 until March 1999, he served as Executive Vice President, UNICARE Businesses of the Company. From August 1992 until May 1996, Mr. Weinberg served as a director of the Company. From February 1993 to October 1995, Mr. Weinberg was Executive Vice President, Consumer and Specialty Services of the Company. Prior to February 1993, Mr. Weinberg was Executive Vice President of BCC's Consumer Services Group from December 1989 to February 1993 and was Senior Vice President of Individual and Senior Services of BCC from April 1987 to December 1989. From 1981 to 1987, Mr. Weinberg held a variety of positions at Touche Ross & Co. From 1976 to 1981, Mr. Weinberg was general manager for the CTX Products Division of PET, Inc.

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

        Alice F. Rosenblatt, age 53, has been Executive Vice President, Actuarial and Integration Planning and Implementation, and Chief Actuary of the Company since March 2002. From March 1999 to February 2002, Ms. Rosenblatt was Senior Vice President, Actuarial and Integration Planning and Implementation and Chief Actuary of the Company. From August 1998 to February 1999, she was Senior Vice President, Mergers and Acquisitions Integration and from October 1996 to July 1998, she was Senior Vice President, Chief Actuary of the Company. From February 1994 until September 1996, Ms. Rosenblatt was a partner with Coopers & Lybrand LLP. From May 1989 until December 1993, Ms. Rosenblatt served as the Senior Vice President and Chief Actuary of Blue Cross Blue Shield of Massachusetts. From 1987 until 1989, Ms. Rosenblatt served as the Chief Actuary and Senior Vice President of Blue Cross of California's health maintenance organization and group services.

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
(D)
Per share data includes nonrecurring costs of $0.06 per share for 1997 based on a restated basis to reflect the two-for-one stock split which occurred on March 15, 2002.
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

Pending Acquisition

        On November 20, 2001, WellPoint entered into a definitive agreement to acquire CareFirst. The definitive agreement provides that the Company will pay at least $450.0 million of the purchase price in cash and the balance in shares of the Company's Common Stock and under certain circumstances a five-year subordinated note. The transaction, which is subject to regulatory approvals, is currently expected to be completed within 18-24 months from the date of signing of the definitive agreement. The acquisition is expected to close in 2003. (See "Item 1. Business" and Note 23 to the Consolidated Financial Statements for further discussion.)

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

        In March 2002, the Company received a letter from the IRS notifying the Company that the IRS was considering revoking the September 1998 private letter ruling. The letter stated that the IRS was considering, in essence, reversing its earlier position and concluding that the $800 million payment was not an ordinary and necessary business expense. The letter further stated that the IRS was withdrawing the private letter ruling and that the Company could no longer rely on the private letter ruling. Under Section 7805(b) of the Code, the IRS has discretionary authority to limit the retroactive effect of any revocation of a letter ruling. In March 2002, the Company submitted a written request for such relief under Section 7805(b).

        On April 9, 2002, the Company received a letter from the IRS notifying the Company that its request had been granted and that the September 1998 private letter ruling would not be revoked on a retroactive basis. Based on this April 9, 2002 letter, the Company intends to continue to rely on the September 1998 private letter ruling in its treatment of the $800 million cash payment made in May 1996.

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

Item 9. Changes And Disagreements With Accountants On Accounting And Financial Disclosure

        None.

PART III

Item 10. Directors And Executive Officers Of The Registrant

        The directors of the Company are as follows:

        W. Toliver Besson, age 57, a Class III director, has been a director of the Company since May 1996, was an independent director of BCC from April 1994 until May 1996 and prior to that served as an advisory director of BCC from 1989. He has been a partner with the law firm of Paul, Hastings, Janofsky & Walker since 1978. He served on its national management committee from 1985 to 1990 and served on the Board of Governors of the California State Bar from 1979 to 1980. He currently serves as a member of the management committee of Cross Country Ventures (a venture capital limited partnership). Pursuant to an agreement with the DMHC, Mr. Besson has effectively agreed not to serve as a director beyond April 2003. Mr. Besson serves on the Audit Committee of the Board and as the chairperson of the Nominating & Governance Committee of the Board.

        Roger E. Birk, age 71, a Class I director, has been a director of the Company since April 1993. He is retired. Mr. Birk served as President of the Federal National Mortgage Association ("Fannie Mae") from 1987 to 1992 and as Chairman and Chief Executive Officer of Merrill Lynch & Co., Inc. from 1982 to 1986. Mr. Birk serves as a director of Penske Corporation and Fannie Mae. Mr. Birk serves as the chairperson of the Audit Committee of the Board.

        Sheila P. Burke, age 51, a Class I director, has been a director of the Company since April 1997. Since July 2000, Ms. Burke has been the Undersecretary for American Museums & National Programs of the Smithsonian Institution. From December 1996 until July 2000, Ms. Burke served as an Executive Dean of the John F. Kennedy School of Government, Harvard University. Previously in 1996, Ms. Burke was a senior advisor to the Dole for President Campaign. From 1986 until June 1996, Ms. Burke was the chief of staff for the Office of the Republican Leader of the United States Senate. Ms. Burke currently serves on the Board of Directors of Chubb Corp. Ms. Burke serves on the Audit Committee and the Compensation Committee of the Board.

        William H. T. Bush, age 63, was elected a Class II director of the Company in January 2002, upon completion of the Company's merger with RightCHOICE Managed Care, Inc. ("RightCHOICE"). Mr. Bush served as a director of RightCHOICE from April 1994 to January 2002. He served on the Blue Cross and Blue Shield of Missouri board of directors from 1989 to 1994 and as Secretary of the Blue Cross and Blue Shield of Missouri board of directors from 1990 to 1994. Mr. Bush is the Chairman of Bush-O'Donnell & Company, Inc. of St. Louis, an investment management and financial advisory firm he founded in 1986. Prior to 1986, Mr. Bush served as President and as a director of The Boatmen's National Bank of St. Louis. Mr. Bush currently is a director of Mississippi Valley Bancshares, Inc., Maritz, Inc., D.T. Industries, Inc., the Lord-Abbett Family of Mutual Funds and Engineered Support Systems, Inc. Mr. Bush serves on the Audit Committee of the Board.

        Stephen L. Davenport, age 69, a Class II director, has been a director of the Company since May 1996, was an independent director of BCC from 1991 until May 1996 and prior to that served as an advisory director of BCC from 1989. He is retired. From 1980 to 1995, he was president of D/A Financial Group. Prior to that he was Senior Vice President of Provident Mutual Life Insurance Company. Pursuant to an agreement with the DMHC, Mr. Davenport has effectively agreed not to serve as a director beyond April 2002. Mr. Davenport serves on the Compensation Committee and the Nominating and Governance Committee of the Board.

        Julie A. Hill, age 55, a Class III director, has been a director of the Company since March 1994. Since December 1998, she has been the President and owner of Hiram-Hill Development Company, a residential real estate development firm. Ms. Hill was President and Chief Executive Officer of Costain Homes Inc. ("Costain") from January 1991 until November 1998. During 1998, Ms. Hill also served as Chairman of the Board of Costain. Costain was a division of London-based Costain Group PLC and built single-family detached residential communities. Ms. Hill serves as the chairperson of the Compensation Committee and on the Nominating & Governance Committee of the Board.

        Warren Y. Jobe, age 61, was elected a Class II director of the Company in March 2001, upon completion of the Company's merger with Cerulean Companies, Inc. ("Cerulean"). Mr. Jobe served as a director of Cerulean and Blue Cross Blue Shield of Georgia, Inc. from April 1999 to March 2001. He is retired. Mr. Jobe was Senior Vice President of Southern Company responsible for Corporate Development from 1998 until 2001. During such time, Mr. Jobe also was Executive Vice President of Georgia Power Company. Mr. Jobe was Executive Vice President and Chief Financial Officer of Georgia Power Company from 1982 to 1998, during which time he was also a member of its Board of Directors. Mr. Jobe currently serves on the board of directors of UniSource Energy Corporation. He is a certified public accountant and a member of the American Institute of Certified Public Accountants. Mr. Jobe serves on the Audit Committee and the Nominating & Governance Committee of the Board.

        Elizabeth A. Sanders, age 56, a Class I director, has been a director of the Company since May 1996. Ms. Sanders has been a consultant to executive management from 1990 to the present. She was employed by Nordstrom Inc. from 1971 to 1990 and served as Vice President and General Manager of Nordstrom, Inc. from 1981 to 1990. Ms. Sanders is a founder of the National Bank of Southern California and was on its board of directors from 1983 to 1990. She currently serves on the following boards of directors: Washington Mutual Inc., Wal-Mart Stores, Inc., Wolverine Worldwide, Inc. and the Advantica Restaurant Group, Inc. Ms. Sanders serves on the Nominating & Governance Committee and the Compensation Committee of the Board.

        Leonard D. Schaeffer, age 56, a Class III director, has been Chairman of the Board of Directors and Chief Executive Officer of the Company since August 1992. Mr. Schaeffer has also been Chief Executive Officer of BCC since 1986 and Chairman of its Board of Directors since 1989. From 1982 to 1986, Mr. Schaeffer served as President of Group Health, Inc., an HMO in the midwestern United States. Prior to joining Group Health, Inc., Mr. Schaeffer was the Executive Vice President and Chief Operating Officer of the Student Loan Marketing Association, a financial institution that provides a secondary market for student loans, from 1980 to 1981. From 1978 to 1980, Mr. Schaeffer was the Administrator of the Health Care Financing Administration ("HCFA" now known as the Centers for Medicare and Medicaid Services ("CMS")). CMS administers the Federal Medicare and Medicaid programs. Mr. Schaeffer serves as a director of Allergan, Inc. and Providian Financial Corporation.

        The WellPoint Restated Certificate of Incorporation provides that the Board of Directors is divided into three classes, currently with three directors in each class. Directors in each class serve for a three-year term and the current composition of the classes is as follows: Class I directors (whose terms expire in 2003) consist of Mr. Birk and Mesdames Burke and Sanders; Class II directors (whose terms expire in 2004) consist of Messrs. Bush, Davenport and Jobe; and Class III directors (whose terms expire in 2002) consist of Messrs. Besson and Schaeffer and Ms. Hill.

Section 16(a) Beneficial Ownership Reporting Compliance

        Section 16(a) of the Securities Exchange Act of 1934 (the "Exchange Act") requires the Company's directors, executive officers and holders of more than 10 percent of the Company's Common Stock to file reports of ownership and changes in ownership with the Securities and Exchange Commission ("SEC"). Officers, directors and greater than 10 percent stockholders are required by SEC regulations to furnish the Company with copies of all Section 16(a) forms they file.

        Based solely on a review of the copies of such forms received by it, or written representations from certain reporting persons, the Company believes that during the year ended December 31, 2001, the Company's officers, directors and greater than 10 percent beneficial owners complied with all applicable filing requirements, except D. Mark Weinberg, the Company's Executive Vice President and Chief Development Officer who reported late one gift transaction in 1998, one gift transaction in 1999 and seven gift transactions in 2000. All such gift transactions by Mr. Weinberg were made to unaffiliated third parties.

        Information regarding the Company's executive officers is contained in Part I above under the caption "Item 1. Business."

Item 11. Executive Compensation

        On March 15, 2002, the Company effected a two-for-one stock split in the form of a 100% stock dividend. Unless otherwise noted, the share amounts, share price and option exercise price information given in Items 11 and 12 have been adjusted to reflect such stock split.

Compensation of Directors

        All non-employee directors of the Company are entitled to the following compensation: (i) $23,000 per year paid in quarterly installments (with the chairperson of each committee receiving an additional $5,000 annual retainer); and (ii) $1,500 per Board meeting and $1,000 per committee meeting. The meeting fee is $500 for any telephonic Board or committee meeting. Non-employee directors of the Company are also entitled to receive a Company-paid annual physical examination.

        Non-employee directors may elect to defer the receipt of all or a portion of their fees. Under the Company's Board of Directors Deferred Compensation Plan (the "Directors' Deferred Compensation Plan"), amounts deferred may be credited with earnings at a rate equal to the actual rate of return of a range of investment vehicles authorized by the Compensation Committee. Alternatively, fees may be foregone in return for the grant of a non-statutory stock option. The number of shares of Common Stock subject to such option is equal to the dollar amount of cash compensation deferred divided by the product of the fair market value of the Company's Common Stock on the option grant date and 25%. The automatic stock awards discussed in the following paragraph may also be deferred under the Directors' Deferred Compensation Plan or may be foregone in exchange for stock options at a rate of four shares for each share foregone.

        On each date on which annual grants are made to officers of the Company subject to the short-swing profit liability provisions of Section 16 of the Exchange Act, continuing non-employee directors who have served for at least six full calendar months automatically receive 1,600 shares of Common Stock and a 4,000-share stock option grant under the Company's 1999 Stock Incentive Plan. The 1,600-share grant is immediately vested and the 4,000-share stock option grant vests on the third anniversary of the grant date. Each newly elected non-employee director is also entitled to receive a 16,000-share stock option grant on the date of such director's election. This 16,000-share grant is immediately vested with respect to 4,000 shares, with the remaining shares vesting ratably on the first three anniversaries of the grant date.

        In January 2002, the Board of Directors amended its non-employee director compensation program to provide that each non-employee director, on the date of his or her election to the Board, will receive a grant of 3,500 shares of Common Stock and a cash award equivalent to the fair market value of 1,500 shares of Common Stock as of such date. The stock grant is made under the Company's 1999 Stock Incentive Plan and is immediately vested. At the time of such amendment to the non-employee director compensation program, each then-current non-employee director also received such stock and cash awards.

        In order to more closely align the interests of the directors with those of the Company's stockholders, the Board of Directors has adopted stock ownership guidelines for persons serving on the Board. This policy was last amended in January 2002. Each non-employee director is required to own Common Stock having a fair market value equal to 10 times the annual cash retainer paid to such director within five years of his or her election to the Board of Directors. At the time of the January 2002 stock grant to existing non-employee directors referenced in the immediately preceding paragraph, each of the directors agreed that such stock grant would not be transferred until such time as such director had met the stock ownership guidelines applicable to directors.

Compensation Committee Interlocks and Insider Participation

        The Compensation Committee of the Board of Directors is composed of Sheila P. Burke, Stephen L. Davenport, Julie A. Hill and Elizabeth A. Sanders. The Company's Compensation Committee does not include any present or former officers or employees of the Company or any of its subsidiaries.

Summary of Certain Compensation

        The following table provides certain summary information concerning compensation paid or accrued by the Company and its subsidiaries to or on behalf of the Company's Chief Executive Officer and each of the four other most highly compensated executive officers of the Company (determined for the year ended December 31, 2001) (colletively, with the Chief Executive Officer, the "Named Executive Officers") for the years ended December 31, 1999, 2000 and 2001:

Summary Compensation Table

							Long-Term Compensation Awards
		Annual Compensation
									Securities Underlying Options (#)
Name	Year	Salary ($)	Bonus ($)		Other Annual Compensation ($)(1)		Restricted Stock ($)			All Other Compensation ($)(2)
Leonard D. Schaeffer	2001	$1,176,925	$4,437,500	(3)	$135,559	(4)	0		636,762	$169,688
Chairman and	2000	1,076,922	3,344,676	(5)	141,868	(6)	0		544,908	192,125
Chief Executive Officer	1999	999,992	2,200,700		129,849	(7)	0		722,462	133,557
David C. Colby	2001	$502,239	$1,106,000	(3)	$5,165	(8)	0		140,400	$48,771
Executive Vice President	2000	459,846	642,110	(5)	5,656	(8)	0		90,000	41,969
and Chief Financial Officer	1999	423,154	374,800		3,900	(8)	$316,750	(9)	90,000	35,752
Thomas C. Geiser	2001	$473,770	$998,213	(3)	$5,165	(8)	0		140,400	$47,886
Executive Vice President,	2000	431,462	638,723	(5)	5,105	(8)	0		90,000	39,691
General Counsel and Secretary	1999	390,504	320,000		4,887	(8)	$158,375	(10)	78,000	32,911
Joan E. Herman	2001	$438,462	$945,163	(3)	$5,165	(8)	0		160,348	$42,926
Executive Vice President,	2000	401,000	710,730	(5)	5,105	(8)	0		95,644	37,683
Senior, Specialty and	1999	366,962	350,000		10,831	(8)	0		60,348	27,416
State-Sponsored Program Division
D. Mark Weinberg	2001	$589,231	$700,000		0		0		336,774	$63,022
Executive Vice President and	2000	561,923	776,201	(5)	0		0		308,434	49,740
Chief Development Officer	1999	532,116	400,000		0		0		226,282	40,286

(1)
Excludes perquisites and other personal benefits that do not exceed the lesser of $50,000 or 10% of the total annual salary and bonus for any Named Executive Officer.

(2)
For the year ended December 31, 2001, "All Other Compensation" includes the following:

•
Contributions on behalf of Leonard D. Schaeffer, David C. Colby, Thomas C. Geiser, Joan E. Herman and D. Mark Weinberg in the amount of $9,691, $8,671, $7,618, $8,671 and $7,252, respectively, to the 401(k) plan to match pre-tax elective deferral contributions (included under Salary) made by each to such plan during 2001 and an award of 20 shares of Common Stock in the 401(k) Plan made to all eligible employees.

•
Contributions on behalf of Leonard D. Schaeffer, David C. Colby, Thomas C. Geiser, Joan E. Herman and D. Mark Weinberg in the amount of $135,507, $35,559, $34,853, $30,073 and $49,468, respectively, to match pre-tax elective deferral contributions (included under Salary) made by each to WellPoint's deferred compensation plan during 2001; and

•
Life insurance premiums paid on behalf of Leonard D. Schaeffer, David C. Colby, Thomas C. Geiser, Joan E. Herman and D. Mark Weinberg in the amount of $24,490, $4,541, $5,415, $4,182 and $6,302, respectively.

(3)
Includes restricted share right grants vesting in equal installments on March 15, 2003, 2004 and 2005 for Leonard D. Schaeffer, David C. Colby, Thomas C. Geiser and Joan E. Herman in the amount of $2,187,500, $530,000, $491,063, and $475,813, respectively. As of December 31, 2001, the shares underlying these grants (none of which were vested) had a fair market value of approximately $2,069,706, $501,403, $464,596 and $450,165, respectively, not accounting for vesting restrictions. The unvested shares underlying this grant are subject to forfeiture in certain instances and to accelerated vesting upon a change in control or involuntary termination. Dividends will not be paid on any shares prior to the lapsing of vesting restrictions.

(4)
Includes $105,677 of imputed interest income on a loan from the Company and $5,165 for reimbursement of tax obligations with respect to certain financial planning services provided by the Company.

(5)
Includes restricted share right grants vesting in equal installments on March 15, 2002, 2003 and 2004 for Leonard D. Schaeffer, David C. Colby, Thomas C. Geiser, Joan E. Herman and D. Mark Weinberg in the amount of $1,437,500, $184,152, $206,737, $310,980 and $134,195, respectively. As of December 31, 2001, the shares underlying these grants (none of which were vested) had a fair market value of approximately $1,776,821, $227,624, $255,551, $384,320 and $166,745, respectively, not accounting for vesting restrictions. The unvested shares underlying this grant are subject to forfeiture in certain instances and to accelerated vesting upon a change in control or involuntary termination. Dividends will not be paid on any shares prior to the lapsing of vesting restrictions.

(6)
Includes $105,677 of imputed interest income on a loan from the Company and $5,105 for reimbursement of tax obligations with respect to certain financial planning services provided by the Company.

(7)
Represents $93,779 of imputed interest income on a loan from the Company and $4,887 for reimbursement of tax obligations with respect to certain financial planning services provided by the Company.

(8)
Represents reimbursement of tax obligations with respect to financial and tax planning services provided by the Company.

(9)
Represents a restricted share right grant of 8,000 shares vesting in equal installments on August 18, 2000, 2001 and 2002. As of December 31, 2001, the shares underlying this grant (5,334 of which were vested) had a fair market value of approximately $467,400, not accounting for vesting restrictions. The unvested shares underlying this grant are subject to forfeiture in certain instances and to accelerated vesting upon a change in control. Dividends will not be paid on any shares prior to the lapsing of vesting restrictions.

(10)
Represents a restricted share right grant of 4,000 shares vesting in equal installments on August 18, 2000, 2001 and 2002. As of December 31, 2001, the shares underlying this grant (2,668 of which were vested) had a fair market value of approximately $233,700, not accounting for vesting restrictions. The unvested shares underlying this grant are subject to forfeiture in certain instances and to accelerated vesting upon a change in control. Dividends will not be paid on any shares prior to the lapsing of vesting restrictions.

Option/SAR Grants in Last Fiscal Year

        The following table sets forth certain information with respect to stock options granted to the Named Executive Officers during 2001. No stock appreciation rights ("SARs") were granted in 2001.

		Individual Grants
Name	Number of Shares Underlying Options Granted	Percentage of Total Options Granted to Employees	Exercise Price	Expiration Date	Grant Date Present Value(1)
Leonard D. Schaeffer	360,000	5.08%	$48.24	1/31/11	$6,017,886
	200,000	2.82	43.30	6/3/11	2,973,760
	16,442	0.23	49.43	3/3/06	279,845
	19,486	0.28	43.40	3/3/06	290,580
	14,498	0.20	53.24	3/3/06	257,784
	26,336	0.37	58.95	3/3/06	511,025
David C. Colby	92,400	1.31%	$48.24	1/31/11	$1,544,590
	48,000	0.68	43.30	6/3/11	713,702
Thomas C. Geiser	92,400	1.31%	$48.24	1/31/11	$1,544,590
	48,000	0.68	43.30	6/3/11	713,702
Joan E. Herman	92,400	1.31%	$48.24	1/31/11	$1,544,590
	48,000	0.68	43.30	6/3/11	713,702
	4	0.00	49.43	6/3/08	68
	2,838	0.04	49.43	2/10/09	48,303
	4,958	0.07	43.40	6/3/08	73,935
	3,074	0.05	53.24	6/3/08	54,658
	9,074	0.13	58.95	6/3/08	176,072
D. Mark Weinberg	120,000	1.70%	$48.24	1/31/11	$2,005,962
	60,000	0.85	43.30	6/3/11	892,128
	28,294	0.40	49.43	2/11/08	481,569
	16,384	0.23	49.43	2/10/09	278,858
	32,038	0.45	49.43	2/10/10	545,292
	34,232	0.48	53.24	2/9/07	608,667
	37,880	0.53	53.24	1/4/05	605,737
	7,946	0.11	53.24	2/10/09	141,285

(1)
Grant date present values were calculated using the Black-Scholes option valuation model with the following assumptions:

•	Expected life of options	Four years
•	Volatility	35%
•	Dividend yield	0%
	Risk-free interest rate:
	For grants made on February 1, 2001	4.83%
	For grants made on March 1, 2001	4.69%
	For grants made on June 1, 2001	4.64%
	For grants made on June 4, 2001	4.63%
	For grants made on September 1, 2001	4.02%
	For grants made on December 1, 2001	3.71%

        The actual value, if any, which a Named Executive Officer may realize will be based upon the difference between the market price of the Company's Common Stock on the date of exercise and the exercise price. There is no assurance that the actual realized value, if any, will be at or near the value estimated by the Black-Scholes model. The Black-Scholes model is only one method of valuing options, and the Company's use of the model should not be construed as an endorsement of its accuracy.

        The options shown for each individual may include annual grants of incentive stock options and nonqualified stock options as well as so-called "reload" grants of stock options resulting from a stock-for-stock option exercise. Reload options are granted when a stock option is exercised with the payment of the option price in the form of previously owned shares of the Company's Common Stock. The first grant shown for each individual in the table is the annual grant. Each annual grant made in 2001 vests in three equal annual installments beginning on the first anniversary of the grant date. The second grant shown for each individual in the table was a special grant. Each special grant vests in three equal annual installments beginning on August 1, 2002. Each grant contains provisions for earlier vesting in full upon a change in control. Any additional grants shown represent reload stock options. These reload options are immediately vested and retain the expiration date of the original annual stock option grant.

Aggregated Option/SAR Exercises in Last Fiscal Year and Year-End Option/SAR Values

        The following table sets forth certain information with respect to exercises by the Named Executive Officers of stock options during 2001 and the value of all unexercised employee stock options as of December 31, 2001 held by the Named Executive Officers. No SARs were exercised or outstanding in 2001.

					Value of Unexercised In-The-Money Options at Fiscal Year-end(1)
			Number of Shares Underlying Unexercised Options at Fiscal Year-end
Name	Shares Acquired On Exercise	Value Realized
			Exercisable	Unexercisable	Exercisable	Unexercisable
Leonard D. Schaeffer	127,634	$4,142,707	1,827,190	871,334	$46,581,170	$14,131,417
David C. Colby	0	0	407,346	230,400	11,927,038	3,814,236
Thomas C. Geiser	0	0	180,002	226,400	5,473,489	3,721,912
Joan E. Herman	27,518	597,814	118,460	220,400	2,473,916	3,583,426
D. Mark Weinberg	319,360	6,516,111	292,130	300,000	3,326,133	4,992,540

(1)
In accordance with SEC rules, value at fiscal year-end is calculated as the difference between (i) the aggregate trading price as of December 31, 2001 of all shares subject to the options, and (ii) the aggregate option exercise price. The actual amount realized from unexercised options is dependent upon the price of the Company's Common Stock at the time shares obtained upon exercise of such options are sold and, as to unexercisable options, whether restrictions on exercise of such options lapse.

Pension Plans

Pension Plan

        The Company sponsors the WellPoint Health Networks Inc. Pension Accumulation Plan (the "Pension Plan"), a cash balance plan that is designed to be a qualified defined benefit pension plan under the Internal Revenue Code of 1986. The benefit payable under the Pension Plan is generally equal to the amount of annual annuity that could be purchased at age 65 (based on certain actuarial assumptions) with the balance of an account that is credited with the following amounts for each calendar year after 1986: (i) 3% of the participant's compensation for that year, plus (ii) 1% of the participant's compensation for that year, if the participant has at least 10 years of service, plus (iii) 1% of the participant's compensation for that year if the participant has at least 20 years of service, plus (iv)  interest on the balance of such account at a rate equal to the 5-year Treasury Bill average yield for the immediately preceding December (but not less than 2 1/2%). The Pension Plan became effective on January 1, 1987 as a successor plan to the Non-Contributory Retirement Program for Certain

Employees of Blue Cross of California (the "Prior Plan"). Certain participants in the Pension Plan are also eligible to receive retirement benefits under the Prior Plan.

        The Company also sponsors the Supplemental Pension Plan (the "Supplemental Plan") of WellPoint Health Networks Inc., which provides additional benefits payable out of general corporate assets to certain employees equal to the benefits these employees cannot receive under the Pension Plan because of Internal Revenue Code limits on benefits and restrictions on participation by highly compensated employees.

        The estimated annual benefit payable upon retirement at age 65 under the Pension Plan and the Supplemental Plan for the Named Executive Officers as of December 31, 2001 based on service and compensation to such date and as projected at age 65 was: Leonard D. Schaeffer, $32,896 and $46,694; David C. Colby, $22,606 and $78,942; Thomas C. Geiser, $24,380 and $85,246; Joan E. Herman, $19,175 and $58,243 and D. Mark Weinberg, $44,251 and $202,615. Mr. Schaeffer is also entitled to an additional annual annuity of $5,135 from the Prior Plan.

Special Executive Retirement Plan for Leonard D. Schaeffer

        The Company maintains a Special Executive Retirement Plan (the "LDS SERP") with respect to Mr. Schaeffer. The LDS SERP, as amended May 24, 2000, provides that, within 30 days of his retirement, Mr. Schaeffer will begin receiving an annual benefit equal to 80% of his then-current "Target Annual Compensation," reduced by the benefits provided by the Pension Plan, the Prior Plan and Supplemental Plan described above. The percentage described in the immediately preceding sentence is reduced to 66 2/3% in the event that Mr. Schaeffer engages in or has any interest in any business competitive with the Company's business at the time of termination of his employment. Target Annual Compensation is defined as base salary plus target annual incentive compensation. For purposes of the LDS SERP, base salary for any calendar month beginning after December 31, 1997 will be computed in the following manner: (i) on each January 1 through January 1, 2003, Mr. Schaeffer's base salary, starting with his base salary as of December 31, 1997, will be increased by five percent (5%), (ii) on any date after December 31, 1997 and before January 2, 2003 that Mr. Schaeffer's actual base salary is increased so that the cumulative increase in his actual base salary since the most recent December 31 is more than five percent (5%), his base salary will be increased by the actual percentage increase in his base salary, but only to the extent that such increase, when added to earlier actual increases since the most recent December 31, exceeds five percent (5%), and (iii) on any date after January 1, 2003, his base salary will be increased in the same percentage amount that his actual base salary is increased. The benefit will be reduced by 6 1/4% per year for retirement before age 60. This retirement benefit is to be paid in monthly installments for the greater of Mr. Schaeffer's lifetime or a 10-year period, with payments, if any, made to Mr. Schaeffer's designated beneficiary after Mr. Schaeffer's death. On Mr. Schaeffer's death (or, if later, after retirement payments have been made for 10 years), the LDS SERP provides for a survivor benefit to be paid to his spouse for her lifetime equal to 50% of the benefit that he would receive. The Company's obligations under the LDS SERP are secured by a trust to which the Company makes periodic, irrevocable contributions. Based upon fiscal 2001 base salary and target annual incentive levels, the estimated annual benefit payable to Mr. Schaeffer under the LDS SERP upon retirement at age 65 is $2,212,976.

Supplemental Executive Retirement Plan

        The Company maintains a Supplemental Executive Retirement Plan (the "SERP") with respect to Messrs. Colby, Geiser and Weinberg and Ms. Herman. The SERP provides that each participant will receive a retirement benefit if the participant terminates employment with the Company on or after reaching age 62 and completing five years of service with the Company. The retirement benefit is equal to either 50% or 60% (as determined by the Compensation Committee when selecting an individual for participation in the SERP) of the participant's final five-year average salary and target incentive compensation. Each participant's benefit is reduced by 3.33% per year (4% per year for participants with a 60% benefit) for each year of service less than 15 that has been completed by the participant. Participants with five years of service but who are at least 55 years old may also elect to receive a reduced benefit. Amounts payable under the SERP are reduced by amounts provided by the Pension Plan, Prior Plan, Supplemental Plan, any other defined benefit pension plan maintained by the Company and, in the discretion of the Compensation Committee, any defined benefit pension plans of a participant's predecessor employers. Payments under the SERP will be made monthly, at each participant's election, in the form of (i) a single life annuity payable during the participant's lifetime, or (ii) a joint and survivor annuity payable during the participant's lifetime, with benefits continued at a rate equal to 50% or 100% during a surviving spouse's lifetime. If a participant with at least five years of service dies before beginning to receive retirement benefits under the SERP, the participant's surviving spouse will be entitled to receive a benefit equal to the benefit that such person would have received had his or her deceased spouse elected a 50% joint and survivor annuity. Any benefits being paid to a participant under the SERP will cease if the participant engages in or has an interest in any business competitive with the Company's business at the time of the participant's termination of employment. Based upon year 2001 base salary and target annual incentive levels, as of December 31, 2001, the estimated annual benefit payable under the SERP to each participant upon retirement at age 62 is: Mr. Colby, $346,453; Mr. Geiser, $383,034; Ms. Herman, $302,532; and Mr. Weinberg, $395,733.

Employment Contracts, Termination of Employment and Change in Control Arrangements

Employment Agreement with Leonard D. Schaeffer

        In January 1997, Leonard D. Schaeffer entered into an employment agreement with the Company which covers a five-year period that originally expired in January 2002, but which is extended automatically on January 22 of each year for an additional year unless the Board of Directors elects to cease such automatic extension. This employment agreement was amended as of September 1, 1997 and as of February 10, 1999. Under Mr. Schaeffer's employment agreement, Mr. Schaeffer is entitled to receive an annual base salary of not less than $850,000, which can be adjusted upward as determined by the Board of Directors; provided, however, that the base salary in each successive year may not be less than the base salary in the preceding year. Mr. Schaeffer's annual base salary as of March 15, 2002 was $1,260,000.

        The employment agreement with Mr. Schaeffer provides that the Company will provide long-term disability benefits equal to Mr. Schaeffer's then-current annual base salary until he reaches age 65 if he continues to be considered disabled during such period. In connection with the February 1999 amendment to Mr. Schaeffer's employment agreement, the Company also agreed to provide Mr. Schaeffer with certain additional benefits in the event that his employment is terminated for any reason other than cause after he has qualified for early or normal retirement from the Company. In such event, the Company has agreed to (i) transfer ownership to Mr. Schaeffer of any automobile then provided to him by the Company, (ii) provide financial counseling benefits for five calendar years following his termination, and (iii) provide office space and clerical support for a period of 60 months following his termination.

        In addition, Mr. Schaeffer's employment agreement provides that, in the event that he is constructively terminated or the Company terminates his employment other than for cause, he will receive, in addition to payments under the SERP described above, a lump-sum payment equal to 2.99 times his then-annual base salary plus an amount equal to 2.99 times his then-current annual target incentive compensation. Mr. Schaeffer's annual target incentive compensation for 2002 is $1,701,000. To the extent that any such payment (alone or with other compensation payable to Mr. Schaeffer) would subject Mr. Schaeffer to an excise tax under Section 4999 of the Internal Revenue Code, the Company will make an additional cash payment to Mr. Schaeffer such that Mr. Schaeffer's net after-tax compensation is not reduced by such excise tax. In the event of such termination, he will continue to receive certain fringe benefits for 48 months. In addition, Mr. Schaeffer will be entitled to a pro rata portion of any bonus pursuant to the Company's bonus programs, and any options granted to Mr. Schaeffer on or after January 22, 1997 will immediately become exercisable. If the Company agrees to a change of control, the employment agreement with Mr. Schaeffer provides that rights and privileges under the agreement may not be affected. Mr. Schaeffer may elect to terminate his employment with the Company upon 90 days' written notice to the Company. In such event, Mr. Schaeffer will continue to receive his salary during the 90-day notification period. In addition, Mr. Schaeffer will continue to receive health, dental and life insurance and disability benefits for a six-month period.

        The current employment agreement with Mr. Schaeffer replaces previous employment agreements with BCC and the Company. At the time of the execution of Mr. Schaeffer's current employment agreement in January 1997, the Company also agreed that Mr. Schaeffer would receive 17,642 shares of the Company's Common Stock upon termination of Mr. Schaeffer's employment with the Company for any reason. At the time of the termination of certain cash-based performance units in May 1996, the Company granted Mr. Schaeffer deferred share rights with respect to an additional 110,732 shares of the Company's Common Stock. All of the 128,374 shares underlying these deferred share rights were issued to Mr. Schaeffer in February 1999 in connection with the execution of the most recent amendment to his employment agreement.

        In connection with the issuance of such shares in February 1999, the Company made an interest-free loan to Mr. Schaeffer of $2,243,670, representing the Federal and state tax obligations associated with the value of such shares. Fifty percent of the principal balance of the loan will be forgiven provided that Mr. Schaeffer remains with the Company through February 10, 2003. An additional 25% of the principal balance will be forgiven if the fair market value (as defined) of the Company's Common Stock is equal to or greater than $51.75 per share on February 10, 2003; the entire remaining 50% of the loan will be forgiven if the fair market value of the Common Stock is equal to or greater than $61.82 per share on such date. The entire outstanding principal balance of the note will also be forgiven upon a change in control or if Mr. Schaeffer's employment with the Company is terminated prior to February 10, 2003 by reason of his death, disability, involuntary termination without cause or constructive termination.

        In connection with the execution of the February 1999 amendment to Mr. Schaeffer's employment agreement, the Company issued to Mr. Schaeffer a stock option with respect to 256,748 shares. This option has an exercise price of $35.35 per share (the fair market value on the date of grant) with respect to 85,584 shares, $51.75 per share with respect to 85,582 shares and $61.82 per share with respect to 85,582 shares.

Officer Severance Plan

        The Company maintains an Officer Severance Plan for the benefit of officers not otherwise covered by employment agreements or special officer severance agreements. Each of Messrs. Weinberg, Geiser and Colby and Ms. Herman participates in this plan or has a separate agreement with the Company regarding severance benefits. With respect to persons holding the title of Executive Vice President, the plan generally provides for a lump-sum payment, if an officer is involuntarily terminated (other than for cause), equal to 12 months salary and 100% of the previous fiscal year's target bonus, plus continuation for 12 months of health, dental, vision and life insurance paid by the Company. In the event of involuntary termination (other than for cause), Mr. Weinberg is entitled to receive 24 months salary and 200% of the previous fiscal year's target bonus plus benefits continuation for 24 months, and Mr. Geiser is entitled to receive 18 months salary and 150% of the previous fiscal year's target bonus plus benefits continuation for 18 months.

Relocation Loans

        In connection with the purchase of a residence by Ms. Herman in 1998, the Company made an interest-free loan of $100,000 to Ms. Herman, forgivable in four annual installments of $25,000, so long as she remains employed by the Company. If Ms. Herman terminates employment voluntarily or if the Company terminates her employment for cause before the entire balance of the loan is forgiven, the remaining unpaid, unforgiven balance would become due. As of March 15, 2002, the outstanding principal balance of this loan was $25,000.

        In connection with the purchase of a residence by Woodrow A. Myers, Jr., M.D., Executive Vice President and Chief Medical Officer, in 2000, the Company made an interest-free loan of $200,000 to Dr. Myers, forgivable in five annual installments of $40,000, so long as he remains employed by the Company. If Dr. Myers terminates employment voluntarily or if the Company terminates his employment for cause before the entire balance of the loan is forgiven, the remaining unpaid, unforgiven balance would become due. As of March 15, 2002, the outstanding principal balance of this loan was $160,000.

Change in Control Plan

        The Company has adopted the WellPoint Health Networks Inc. Officer Change in Control Plan (the "Change in Control Plan") to provide officers of WellPoint and affiliates controlled by WellPoint with benefits in the event of a "Change in Control." The Change in Control Plan defines a Change in Control as:

  •
  the acquisition, directly or indirectly by any person or related group of persons (as such term is used in Sections 13(d) and 14(d) of the Exchange Act), but other than the Company or a person that directly or indirectly controls, is controlled by, or is under, control with the Company, of beneficial ownership (as defined in Rule 13d-3 of the Exchange Act) of securities of the Company that results in such person or related group of persons beneficially owning securities representing 40% or more of the combined voting power of the Company's then-outstanding securities;

  •
  a merger, recapitalization, consolidation or similar transaction to which the Company is a party or the sale, transfer or other disposition of all or substantially all of the Company's assets if, in either case, the beneficial owners of the Company's securities immediately before the transaction do not have, immediately after the transaction, beneficial ownership of securities representing at least 60% of the combined voting power of the then-outstanding securities of the surviving entity or the entity acquiring the Company's assets, as the case may be, or a parent thereof;

  •
  a merger, recapitalization, consolidation or similar transaction to which the Company is a party or the sale, transfer or other disposition of all or substantially all of the Company's assets if, in either case, the directors of the Company immediately prior to consummation of the transaction do not, upon consummation of the transaction, constitute at least a majority of the board of directors of the surviving entity or the entity acquiring the Company's assets, as the case may be, or a parent thereof (for this purpose, any change in director composition that is anticipated or pursuant to an understanding or agreement in connection with a transaction will be deemed to have occurred at the time of the transaction); or

  •
  a change in the composition of the Board of Directors of the Company (the "Board") over a period of thirty-six (36) consecutive months or less such that a majority of the Board members ceases by reason of one or more contested elections for Board membership, to be comprised of individuals who either (a) have been Board members since the beginning of such period or (b) have been elected or nominated for election as Board members during such period by at least a majority of the Board members described in clause (a) who were still in office at the time the Board approved such election or nomination.

        If a Change in Control occurs, an officer will receive any bonus or other incentive compensation for any prior period that has been earned but is still unpaid, a guaranteed annual bonus and a completion bonus. The guaranteed annual bonus will be equal to the greater of (i) an officer's target bonus for the fiscal year in which the Change in Control occurs, (ii) the average of the annual bonus paid to such officer for the preceding two fiscal years or (iii) the bonus that is determined in the ordinary course under the Company bonus plan for officers for the fiscal year in which the Change in Control occurs. This guaranteed bonus is prorated if the Company or any Affiliate (as defined in the Change in Control Plan) involuntarily terminates (other than for cause) or constructively discharges the officer after the announcement of, or the execution of a definitive agreement to effect, a Change in Control and before the end of the fiscal year in which the Change in Control occurs. An officer is deemed constructively discharged for purposes of the Change in Control Plan if (i) the Company significantly reduces the officer's duties, responsibilities, status, reporting responsibilities, titles or offices, (ii) reduces the officer's aggregate salary and target bonus, (iii) changes the officer's principal place of employment such that his or her one-way commute is increased by more than 35 miles, (iv) requires the officer to spend an average of two or more days per week at a place of employment other than his or her principal of employment if the average ground commute to such additional place of employment from the officer's primary residence is longer than two hours or (v) the successor company fails to assume the Company's obligations under the Plan.

        The change in control completion bonus will be equal to 100% of the officer's Base Salary and Plan Bonus. "Base Salary" is defined under the Change in Control Plan to be the highest annualized base salary payable at any time to an officer during the period beginning five years before the announcement of the relevant Change in Control and ending immediately preceding the officer's termination date. "Plan Bonus" is defined under the Change in Control Plan to mean an amount equal to (i) an officer's Base Salary multiplied by (ii) the highest percentage target bonus for the officer during the period beginning five years before the announcement of the relevant Change in Control and ending immediately before the officer's termination date, multiplied by (iii) the greater of (A) 100% or (B) the average percentage, for the two consecutive fiscal years within the period beginning five years before the announcement of the relevant Change of Control and ending immediately before the officer's termination date for which such average percentage is the highest, that the officer's actual annual bonus for a fiscal year represented as a percentage of the officer's annual base salary.

        Officers will be eligible to receive additional Change in Control Plan severance benefits if the Company or any Affiliate (as defined in the Change in Control Plan) involuntarily terminates (other than for cause) or constructively discharges the officer within 36 months after a Change in Control or if the officer experiences an involuntary termination after execution of a definitive agreement to effect, but before consummation of, a Change in Control. The basic severance benefit is 3.00 times Base Salary plus 3.00 times Plan Bonus in effect for an Executive Vice President. Officers also receive various additional benefits including, in the case of Executive Vice Presidents, contributions to the Company's Pension Accumulation Plan and 401(k) Plan and deferred compensation plan as if such officer had remained employed by the Company for an additional three years and made the maximum salary deferrals and supplementary salary deferrals eligible for matching and supplemental matching contributions under such plans.

        Officers at the level of Executive Vice President participating in the SERP described above will also become vested in the benefits under such plan and will be credited with an additional three years of service for purposes of benefits under such plan. Finally, officers receive financial planning services, outplacement services and, in the case of Executive Vice Presidents, continuation of health and welfare benefits for a period of up to three years. Each of Messrs. Weinberg, Colby and Geiser and Ms. Herman currently participates in the Change in Control Plan.

        The Change in Control Plan also provides that, if any person holding a title of Senior Vice President or above receives compensation from the Company that subjects such person to an excise tax under Section 4999 of the Internal Revenue Code, the Company will make an additional payment to such person that, net of all such taxes, fully reimburses the employee for the amount of such excise tax.

        An officer who is to receive other severance benefits from an Affiliate will not receive benefits under the Change in Control Plan unless the other severance benefit plan so provides or the officer waives benefits under the other severance benefit plan. The Compensation Committee may amend or terminate the Change in Control Plan at any time; provided, that termination of the Change in Control Plan or any amendment that adversely affects the rights of participants will be effective no sooner than one year after the approval of such amendment or termination by the Committee.

        In addition to the benefits under the Change in Control Plan, options and restricted share right awards granted under the Company's stock incentive plans, including grants to the Named Executive Officers under the Company's 1999 Stock Incentive Plan, contain provisions for immediate acceleration of vesting upon a change in control.

Item 12. Security Ownership Of Certain Beneficial Owners And Management

        The following table sets forth the beneficial ownership of Common Stock of the Company as of April 15, 2002 (or such other date as indicated) by (a) each person known by the Company to own beneficially more than five percent of the outstanding Common Stock; (b) the Chief Executive Officer of the Company; (c) each of the four other Named Executive Officers; (d) each director of the Company; and (e) all directors and executive officers as a group:

Name and Address	Number of Shares Beneficially Owned(1)		Percent of Class(2)	Number of Shares Supplementally Owned		Total Shares Beneficially and Supplementally Owned	Percent of Class
AXA Financial, Inc.(3) 1290 Avenue of the Americas New York, NY 10104	15,292,322		10.6%	—		15,292,322	10.6%
Leonard D. Schaeffer	2,393,376	(4)	1.6	68,637	(5)	2,462,013	1.7
David C. Colby	583,556	(6)	*	43,967	(7)	627,523	*
Thomas A. Geiser	308,200	(8)	*	13,513	(9)	321,713	*
Joan E. Herman	210,338	(10)	*	15,660	(11)	225,998	*
D. Mark Weinberg	487,730	(12)	*	65,090	(13)	552,820	*
W. Toliver Besson	31,300	(14)	*	3,200	(15)	34,500	*
Roger E. Birk	59,704	(16)	*	—		59,704	*
Sheila P. Burke	25,700	(17)	*	—		25,700	*
William H. T. Bush	18,220	(18)	*	—		18,220	*
Stephen L. Davenport	31,420	(19)	*	1,600	(20)	33,020	*
Julie A. Hill	30,144	(21)	*	1,600	(22)	31,744	*
Warren Y. Jobe	13,100	(23)	*	—		13,100	*
Elizabeth A. Sanders	35,100	(24)	*	1,600	(25)	36,700	*
All executive officers and directors as a group (19 persons)	4,996,906	(26)	3.4	263,451	(27)	5,260,357	3.5

*
Less than one percent.

(1)
Except as indicated in footnotes to this table, the stockholders named in this table are known to the Company to have sole voting and investment power with respect to all shares of Common Stock shown as beneficially owned by them, subject to community property laws where applicable. Shares shown as beneficially owned by any person have been determined in accordance with the requirements of Rule 13d-3 promulgated under the Exchange Act.

(2)
Calculation based on approximately 144,270,886 shares of Common Stock outstanding as of April 15, 2002.

(3)
Based solely on a Schedule 13G report filed with the SEC prepared as of December 31, 2001, and an amendment prepared as of February 28, 2002. The shares are also reported as beneficially owned by the following affiliates of AXA Financial, Inc.: AXA Conseil Vie Assurance Mutuelle, AXA Assurances I.A.R.D. Mutuelle and AXA Assurances Vie Mutuelle, each with an address at 370, rue Saint Honore, 75001 Paris, France; AXA Courtage Assurance Mutuelle, with an address at 26, rue Louis le Grand, 75002 Paris, France; and AXA, with an address at 25, avenue Matignon, 75008 Paris, France (collectively, the "AXA Group"). Of the reported shares, the AXA Group reports that it has sole voting power with respect to 5,644,864 shares, that it shares voting power with respect to 6,092,296 shares, that it has sole dispositive power with respect to 15,216,322 shares and shared dispositive power with respect to 76,000 shares. The AXA Group reports that its shares are deemed to be beneficially owned by the following subsidiaries of AXA: AXA Konzern AG (Germany) (64,600 shares) and AXA Rosenberg Investment Management LLC (76,000 shares) and by the following subsidiaries of AXA Financial, Inc.: Alliance Capital Management L.P. (14,920,522 shares) and The Equitable Life Assurance Society of the United States (231,200 shares).

(4)
Includes 230 shares held in a 401(k) account for the benefit of Mr. Schaeffer. Includes 2,119,524 shares subject to presently exercisable options, options that become exercisable within 60 days and restricted share right grants that vest within 60 days.

(5)
Includes a restricted share right grant with respect to 20,274 shares that vests in equal installments on March 15, 2003 and March 15, 2004, all of which are in a deferred compensation plan. Includes a restricted share right grant with respect to 35,425 shares that vests in equal installments on March 15, 2003, March 15, 2004 and March 15, 2005, all of which are in a deferred compensation plan. Includes deferred rights to 12,938 shares held in a deferred compensation account for the benefit of Mr. Schaeffer.

(6)
Includes 804 shares held in a 401(k) account for the benefit of Mr. Colby and 498,146 shares subject to presently exercisable options, options that become exercisable within 60 days and restricted share right grants that vest within 60 days.

(7)
Includes a restricted share right grant with respect to 25,000 shares that vests on September 1, 2002. Includes a restricted share right grant with respect to 2,666 shares that vests on August 18, 2002. Includes a restricted share right grant with respect to 2,597 shares that vests in equal installments on March 15, 2003 and 2004, all of which are in a deferred compensation account. Includes a restricted share right grant with respect to 8,582 shares that vests in equal installments on March 15, 2003, March 15, 2004 and March 15, 2005, all of which are in a deferred compensation account. Includes deferred rights to 5,122 shares held in a deferred compensation account for the benefit of Mr. Colby.

(8)
Includes 966 shares held in a 401(k) account for the benefit of Mr. Geiser and 266,802 shares subject to presently exercisable options, options that become exercisable within 60 days and restricted share right grants that vest within 60 days.

(9)
Includes a restricted share right grant with respect to 1,333 shares that vests on August 18, 2002. Includes a restricted share right grant with respect to 2,915 shares that vests in equal installments on March 15, 2003 and March 15, 2004, of which 437 shares are in a deferred compensation account. Includes a restricted share right grant with respect to 7,952 shares that vests in equal installments on March 15, 2003, March 15, 2004 and March 15, 2005, of which 1,192 shares are in a deferred compensation account. Includes deferred rights to 1,313 shares held in a deferred compensation account for the benefit of Mr. Geiser.

(10)
Includes 146 shares held in a 401(k) account for the benefit of Ms. Herman and 195,824 shares subject to presently exercisable options, options that become exercisable within 60 days and restricted share right grants that vest within 60 days.

(11)
Includes a restricted share right grant with respect to 1,250 shares that vests on June 1, 2002. Includes a restricted share right grant with respect to 4,385 shares that vests in equal installments on March 15, 2003 and March 15, 2004, all of which are in a deferred compensation account. Includes a restricted share right grant with respect to 7,705 shares that vests in equal installments on March 15, 2003, March 15, 2004 and March 15, 2005, of which 3,852 shares are in a deferred compensation account. Includes deferred rights to 2,320 shares held in a deferred compensation account for the benefit of Ms. Herman.

(12)
Includes 11,188 shares held in a 401(k) account for the benefit of Mr. Weinberg and 387,746 shares subject to presently exercisable options or options that become exercisable within 60 days.

(13)
Includes a restricted share right grant with respect to 1,902 shares that vests in equal installments on March 15, 2003 and March 15, 2004, all of which are in a deferred compensation account. Includes deferred rights to 63,188 shares held in a deferred compensation account for the benefit of Mr. Weinberg.

(14)
Includes 1,800 shares owned by the W. Toliver Besson Retirement Plan, of which Mr. Besson is trustee, and 200 shares owned by Mr. Besson's wife. Includes 19,200 shares subject to presently exercisable options.

(15)
Includes deferred rights to 3,200 shares under the Company's Board of Directors Deferred Compensation Plan. See "Item 11. Executive Compensation—Compensation of Directors."

(16)
Includes 22,034 shares subject to presently exercisable options.

(17)
Includes 16,000 shares subject to presently exercisable options.

(18)
Includes 13,856 shares subject to presently exercisable options.

(19)
Includes 2,000 shares held in an IRA for the benefit of Mr. Davenport and 13,902 shares owned by the Davenport Family Trust, of which Mr. Davenport is trustee. Includes 15,518 shares subject to presently exercisable options.

(20)
Includes deferred rights to 1,600 shares under the Company's Board of Directors Deferred Compensation Plan. See "Item 11. Executive Compensation—Compensation of Directors."

(21)
Includes 10,556 shares subject to presently exercisable options.

(22)
Includes deferred rights to 1,600 shares under the Company's Board of Directors Deferred Compensation Plan. See "Item 11. Executive Compensation—Compensation of Directors."

(23)
Includes 8,000 shares subject to presently exercisable options.

(24)
Includes 28,360 shares subject to presently exercisable options.

(25)
Includes deferred rights to 1,600 shares under the Company's Board of Directors Deferred Compensation Plan. See "Item 11. Executive Compensation—Compensation of Directors."

(26)
Includes 4,216,524 shares subject to presently exercisable options, options that become exercisable within 60 days or restricted share right grants that vest within 60 days.

(27)
Includes deferred rights to 13,138 shares. Includes restricted share right grants with respect to 4,122 shares that vest in equal installments on March 15, 2003 and March 15, 2004, all of which are in deferred compensation accounts. Includes restricted share right grants with respect to 10,828 shares that vest in equal installments on March 15, 2003, March 15, 2004 and March 15, 2005, all of which are in deferred compensation accounts. Includes restricted share right grants with respect to 20,496 shares.

Item 13. Certain Relationships And Related Transactions

        Mr. Besson is a partner in the law firm of Paul, Hastings, Janofsky & Walker, which has been retained by the Company to advise it on a variety of matters. During 2001, approximately $532,000 was paid by WellPoint to such firm for legal fees and disbursements.

        Fredrick Davenport, CLU, ChFC, the son of Stephen L. Davenport, serves as an insurance broker for Company-provided insurance and provides financial counseling services to officers of the Company. In connection with such services, Fredrick Davenport serves as the originating agent for certain life insurance policies provided to officers by the Company. For life insurance policies in force during 2001, a company in which Fredrick Davenport had an ownership interest received commissions, expense reimbursements and other amounts of approximately $42,000. Stephen L. Davenport has no equity or other ownership interest in this entity.

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
10.12†	Blue Cross License Agreement effective as of January 31, 2002 by and among the Registrant and the Blue Cross Blue Shield Association (the "BCBSA")
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
10.17*
401(k) Retirement Savings Program of WellPoint Health Networks Inc., as amended through January 1, 2001, incorporated by reference to Exhibit 10.23 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2000
10.18*†	WellPoint Officer Benefit Enrollment Guide Brochure

10.19*
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
10.21*
Promissory Note dated as of June 23, 1998 made by Joan E. Herman in favor of the Registrant, incorporated by reference to Exhibit 10.04 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1998
10.22*†	WellPoint Health Networks Inc. Officer Change-in-Control Plan (as amended and restated through December 4, 2001)
10.23*†	WellPoint Health Networks Inc. Officer Severance Plan (as amended and restated through December 4, 2001)
10.24*	WellPoint Health Networks Inc. Management Bonus Plan, incorporated by reference to Exhibit 10.32 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2000
10.25*
Board of Directors Deferred Compensation Plan of WellPoint Health Networks Inc., incorporated by reference to Exhibit 10.52 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1998.
10.26*
Employment Agreement dated as of February 10, 1999 by and between the Registrant and Leonard D. Schaeffer, incorporated by reference to Exhibit 10.01 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 1999.
10.27*
Promissory Note dated as of February 10, 1999 made by Leonard D. Schaeffer in favor of the Registrant, incorporated by reference to Exhibit 10.02 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 1999
10.28*
Special Executive Retirement Plan dated as of February 10, 1999 by and between the Registrant and Leonard D. Schaeffer, incorporated by reference to Exhibit 10.03 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 1999
10.29*	1999 Stock Incentive Plan, as amended through December 6, 2000, incorporated by reference to Exhibit 10.37 of the Registrant's Annual Report on Form 10-K for the year ended December 31, 2000
10.30*	1999 Executive Officer Annual Incentive Plan, incorporated by reference to Annex II to the Registrant's Proxy Statement on Schedule 14A dated March 28, 2001
10.31*
WellPoint Health Networks Inc. Comprehensive Executive Non-Qualified Retirement Plan (as amended through February 1, 2001), incorporated by reference to Exhibit 10.39 of the Registrant's Annual Report on Form 10-K for the year ended December 31, 2000
10.32*
WellPoint Health Networks Inc. Employee Stock Purchase Plan (as amended and restated effective April 1, 2000), incorporated by reference to Annex I to the Registrant's definitive Proxy Statement on Schedule 14A dated March 23, 2000
10.33*†	WellPoint Health Networks Inc. 2000 Employee Stock Option Plan (as amended through October 19, 2001)

10.34*
Amendment No. 1 to the Special Executive Retirement Plan for Leonard D. Schaeffer, incorporated by reference to Exhibit 10.01 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2000
10.35*†	WellPoint Health Networks Inc. Supplemental Executive Retirement Plan (as restated effective December 4, 2001)
10.36*
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

10.45*
Amendment No. 1 to the WellPoint 401(k) Retirement Savings Plan (as amended through January 1, 2001), incorporated by reference to Exhibit 10.01 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2001
10.46†	California Blue Cross License Addendum dated as of January 31, 2002 by and among the Registrant and the BCBSA
10.47†	California Blue Shield License Addendum dated as of January 31, 2002 by and among the Registrant and the BCBSA
10.48†	Blue Cross Controlled Affiliate License Agreement dated as of January 31, 2002 by and among the BCBSA, RightCHOICE Managed Care, Inc. ("RightCHOICE") and the Registrant
10.49†	Blue Shield Controlled Affiliate License Agreement dated as of January 31, 2002 by and among the BCBSA, RightCHOICE and the Registrant
10.50†	Blue Cross Controlled Affiliate License Agreement dated as of January 31, 2002 by and among the BCBSA, Healthy Alliance Life Insurance Company ("HALIC") and the Registrant
10.51†	Blue Shield Controlled Affiliate License Agreement dated as of January 31, 2002 by and among the BCBSA, HALIC and the Registrant
10.52†	Blue Cross Controlled Affiliate License Agreement dated as of January 31, 2002 by and among the BCBSA, HMO Missouri, Inc. ("HMO Missouri") and the Registrant
10.53†	Blue Shield Controlled Affiliate License Agreement dated as of January 31, 2002 by and among the BCBSA, HMO Missouri and the Registrant
10.54
Registration Rights Agreement dated as of October 17, 2001 by and between the Registrant and the Missouri Foundation for Health, incorporated by reference to Exhibit 10.01 to the Registrant's Current Report on Form 8-K dated January 31, 2002
10.55*†	Amendment No. 2 to the WellPoint 401(k) Retirement Savings Plan (as amended through January 1, 2001)
10.56*†	Amendment No. 3 to the WellPoint 401(k) Retirement Savings Plan (as amended through January 1, 2001)
10.57*†	Amendment No. 4 to the WellPoint 401(k) Retirement Savings Plan (as amended through January 1, 2001)
10.58†	Blue Shield License Agreement effective as of January 31, 2002 by and between the Registrant and the BCBSA
21†	List of Subsidiaries of the Registrant
23.1	Consent of Independent Accountants
24†	Power of Attorney (included on Signature Page).

*
Management contract or compensatory plan or arrangement

†
Previously filed with the Registrant's Annual Report on Form 10-K for the year ended December 31, 2001.

SIGNATURES

        Pursuant to the requirement of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Amendment to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: April 26, 2002	WELLPOINT HEALTH NETWORKS INC.
	By:	/s/ LEONARD D. SCHAEFFER* Leonard D. Schaeffer Chairman of the Board of Directors and Chief Executive Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Amendment has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ LEONARD D. SCHAEFFER* Leonard D. Schaeffer	Chairman of the Board of Directors and Chief Executive Officer (Principal Executive Officer)	April 26, 2002
/s/ DAVID C. COLBY* David C. Colby	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	April 26, 2002
/s/ KENNETH C. ZUREK* Kenneth C. Zurek	Senior Vice President, Controller and Taxation (Principal Accounting Officer)	April 26, 2002
/s/ W. TOLIVER BESSON* W. Toliver Besson	Director	April 26, 2002
/s/ ROGER E. BIRK* Roger E. Birk	Director	April 26, 2002
/s/ SHEILA P. BURKE* Sheila P. Burke	Director	April 26, 2002

/s/ WILLIAM H.T. BUSH* William H.T. Bush	Director	April 26, 2002
/s/ STEPHEN L. DAVENPORT* Stephen L. Davenport	Director	April 26, 2002
/s/ JULIE A. HILL* Julie A. Hill	Director	April 26, 2002
/s/ WARREN Y. JOBE* Warren Y. Jobe	Director	April 26, 2002
/s/ ELIZABETH A. SANDERS* Elizabeth A. Sanders	Director	April 26, 2002
*By:	/s/ THOMAS C. GEISER Thomas C. Geiser, Attorney-in-Fact

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

24. RESOLUTION OF OPEN TAX ISSUE RELATING TO THE WELLPOINT RECAPITALIZATION (UNAUDITED) SUBSEQUENT TO THE DATE OF THE INDEPENDENT AUDITOR'S REPORT

        On April 9, 2002, the Company received a letter from the IRS notifying the Company that its request for relief under Section 7805(b) of the Code had been granted and that the September 1998 private letter ruling would not be revoked on a retroactive basis. Based on this April 9, 2002 letter, the Company intends to continue to rely on the September 1998 private letter ruling in its treatment of the $800 million cash payment made in May 1996. (See Note 22 for further discussion)

QuickLinks

AMENDMENT NO. 1 ON FORM 10-K/A
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
Summary Compensation Table
Item 12. Security Ownership Of Certain Beneficial Owners And Management
Item 13. Certain Relationships And Related Transactions
PART IV
Item 14. Exhibits, Financial Statements Schedules And Reports On Form 8-K.
SIGNATURES
WellPoint Health Networks Inc. Notes to Consolidated Financial Statements