Form 10-Q
period 2002-03-31
WELLPOINT HEALTH NETWORKS INC /DE/
filed 2002-05-13
CIK 1013220

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2002
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

        Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

Title of each class	Outstanding at May 9, 2002
Common Stock, $0.01 par value	145,014,876 shares

WellPoint Health Networks Inc.
Quarterly Report on Form 10-Q for the Quarter Ended March 31, 2002
Table of Contents

		PAGE
PART I. FINANCIAL INFORMATION
ITEM 1.	Financial Statements
	Consolidated Balance Sheets as of March 31, 2002 and December 31, 2001	1
	Consolidated Income Statements for the Quarter Ended March 31, 2002 and 2001	2
	Consolidated Statement of Changes in Stockholders' Equity for the Quarter Ended March 31, 2002	3
	Consolidated Statements of Cash Flows for the Quarter Ended March 31, 2002 and 2001	4
	Notes to Consolidated Financial Statements	5
ITEM 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	17
ITEM 3.	Quantitative and Qualitative Disclosures About Market Risk	33
PART II. OTHER INFORMATION
ITEM 6.	Exhibits and Reports on Form 8-K	34
SIGNATURES		36

ITEM 1. Financial Statements

WellPoint Health Networks Inc.
Consolidated Balance Sheets

	March 31, 2002	December 31, 2001
	(Unaudited)
	(In thousands, except share data)
ASSETS
Current Assets:
Cash and cash equivalents	$817,063	$1,028,476
Investment securities, at market value	4,511,777	3,832,982
Receivables, net	1,141,981	841,722
Deferred tax assets, net	119,412	79,063
Other current assets	142,810	90,398

Total Current Assets	6,733,043	5,872,641
Property and equipment, net	345,150	222,080
Intangible assets, net	813,982	430,488
Goodwill, net	1,643,457	661,346
Long-term investments, at market value	124,427	124,611
Deferred tax assets, net	—	54,486
Other non-current assets	144,208	106,481

Total Assets	$9,804,267	$7,472,133

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Medical claims payable	$2,227,814	$1,934,620
Reserves for future policy benefits	71,517	62,739
Unearned premiums	384,092	332,813
Accounts payable and accrued expenses	895,028	783,026
Experience rated and other refunds	256,973	255,570
Income taxes payable	160,656	64,654
Other current liabilities	757,153	632,383

Total Current Liabilities	4,753,233	4,065,805
Accrued postretirement benefits	122,670	94,124
Reserves for future policy benefits, non-current	221,395	222,406
Long-term debt	1,173,584	837,957
Deferred tax liabilities	78,196	—
Other non-current liabilities	169,365	119,262

Total Liabilities	6,518,443	5,339,554
Stockholders' Equity:
Preferred Stock—$0.01 par value, 50,000,000 shares authorized, none issued and outstanding	—	—
Common Stock—$0.01 par value, 300,000,000 shares authorized, 147,007,928 and 135,307,637 issued at March 31, 2002 and December 31, 2001, respectively	1,470	714
Treasury stock, at cost, 3,152,959 and 7,474,305 shares at March 31, 2002 and December 31, 2001, respectively	(187,794)	(465,805)
Additional paid-in capital	1,714,066	1,002,193
Retained earnings	1,753,274	1,548,941
Accumulated other comprehensive income	4,808	46,536

Total Stockholders' Equity	3,285,824	2,132,579

Total Liabilities and Stockholders' Equity	$9,804,267	$7,472,133

See the accompanying notes to the consolidated financial statements.

WellPoint Health Networks Inc.
Consolidated Income Statements
(Unaudited)

	Quarter Ended March 31,
	2002	2001
	(In thousands, except earnings per share)
Revenues:
Premium revenue	$3,698,659	$2,433,128
Management services and other revenue	184,437	129,524
Investment income	59,914	52,801

	3,943,010	2,615,453
Operating Expenses:
Health care services and other benefits	2,982,604	1,965,473
Selling expense	155,725	111,737
General and administrative expense	542,089	357,587

	3,680,418	2,434,797

Operating Income	262,592	180,656
Interest expense	16,485	8,179
Other expense, net	10,923	13,326

Income before Provision for Income Taxes	235,184	159,151
Provision for income taxes	94,084	62,648

Net Income	$141,100	$96,503

Earnings Per Share	$1.01	$0.77

Earnings Per Share Assuming Full Dilution	$0.97	$0.74

Weighted Average Shares Outstanding	139,089	125,970

Fully Diluted Weighted Average Shares Outstanding	145,856	131,422

See the accompanying notes to the consolidated financial statements.

WellPoint Health Networks Inc.
Consolidated Statement of Changes in Stockholders' Equity
(Unaudited)

		Common Stock
		Issued		In Treasury				Accumulated Other Comprehensive Income
	Preferred Stock					Additional Paid-in Capital	Retained Earnings
		Shares	Amount	Shares	Amount				Total
	(In thousands)
Balance as of December 31, 2001	$—	71,391	$714	7,474	$(465,805)	$1,002,193	$1,548,941	$46,536	$2,132,579
Stock grants to employees and directors				(28)	1,544				1,544
Stock issued for employee stock option and stock purchase plans				(756)	39,755	17,519			57,274
Stock repurchased, at cost				2,000	(122,265)				(122,265)
Stock issued under RightCHOICE purchase		2,718	27	(5,537)	358,977	687,109	62,979		1,109,092
100% Stock Dividend on March 15, 2002		72,899	729			(729)			—
Net losses from treasury stock reissued						7,974	254		8,228
Comprehensive income (loss)
Net income							141,100		141,100
Other comprehensive income, net of tax
Change in unrealized valuation adjustment on investment securities, net of reclassification adjustment								(42,170)	(42,170)
Minimum pension liability adjustment, net of tax								442	442

Total comprehensive income (loss)							141,100	(41,728)	99,372

Balance as of March 31, 2002	$—	147,008	$1,470	3,153	$(187,794)	$1,714,066	$1,753,274	$4,808	$3,285,824

See the accompanying notes to the consolidated financial statements.

WellPoint Health Networks Inc.
Consolidated Statements of Cash Flows
(Unaudited)

	Quarter Ended March 31,
	2002	2001
	(In thousands)
Cash flows from operating activities:
Net income	$141,100	$96,503
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization, net of accretion	26,398	20,367
(Gain) Loss on sales of assets, net	(9,496)	3,741
Amortization of deferred gain on sale of building	(1,107)	(1,107)
Fair value adjustment of interest rate swaps on notes payable	(4,108)	—
Accretion of interest on zero coupon convertible subordinated debentures and 6 3/8% Notes	830	754
(Increase) decrease in certain assets:
Receivables, net	(81,186)	(81,758)
Other current assets	(39,452)	(3,314)
Other non-current assets	(11,314)	1,999
Increase (decrease) in certain liabilities:
Medical claims payable	138,702	(6,347)
Reserves for future policy benefits	5,763	(3,756)
Unearned premiums	(36,002)	12,752
Accounts payable and accrued expenses	26,795	36,855
Experience rated and other refunds	1,403	882
Income taxes payable	64,450	50,147
Other current liabilities	58,074	21,265
Accrued postretirement benefits	2,600	1,135
Other non-current liabilities	14,518	(1,307)

Net cash provided by operating activities	297,968	148,811

Cash flows from investing activities:
Investments purchased	(1,697,465)	(875,278)
Proceeds from investments sold	1,240,286	846,004
Property and equipment purchased	(28,387)	(17,658)
Proceeds from property and equipment sold	3,463	12
Acquisition of new businesses, net of cash acquired	(310,967)	(473,579)

Net cash used in investing activities	(793,070)	(520,499)

Cash flows from financing activities:
Net (repayment) borrowing of long-term debt under the revolving credit facility	(10,000)	500,000
Net borrowing of long-term debt under 6 3/8% Notes due 2012	348,905	—
Proceeds from issuance of common stock	67,049	25,213
Common stock repurchased	(122,265)	—

Net cash provided by financing activities	283,689	525,213

Net (decrease) increase in cash and cash equivalents	(211,413)	153,525
Cash and cash equivalents at beginning of period	1,028,476	566,889

Cash and cash equivalents at end of period	$817,063	$720,414

See the accompanying notes to the consolidated financial statements.

WellPoint Health Networks Inc.
Notes to Consolidated Financial Statements
(Unaudited)

1.    Organization

        WellPoint Health Networks Inc. (the "Company" or "WellPoint") is one of the nation's largest publicly traded managed health care companies. As of March 31, 2002, WellPoint had approximately 13.0 million medical members and approximately 40.0 million specialty members. The Company offers a broad spectrum of network-based managed care plans. WellPoint provides these plans to the large and small employer, individual and senior markets. The Company's managed care plans include preferred provider organizations ("PPOs"), health maintenance organizations ("HMOs"), point-of-service ("POS") plans, other hybrid medical plans and traditional indemnity plans. In addition, the Company offers managed care services, including underwriting, actuarial service, network access, medical cost management and claims processing. The Company also provides a broad array of specialty and other products and services including pharmacy, dental, utilization management, vision, life insurance, preventive care, disability, behavioral health, medicare supplements, COBRA and flexible benefits account administration. The Company markets its products in California primarily under the name Blue Cross of California, in Georgia primarily under the name Blue Cross Blue Shield of Georgia, in various parts of Missouri (including the greater St. Louis area) under the name Blue Cross Blue Shield of Missouri and in various parts of the country under the name UNICARE or HealthLink. Historically, the Company's primary market for its managed care products has been California. The Company holds the exclusive right in California to market its products under the Blue Cross name and mark and in Georgia and in 85 counties in Missouri (including the greater St. Louis area) to market its products under the Blue Cross Blue Shield names and marks. The Company's customer base is diversified, with extensive membership among large and small employer groups and individuals and a growing presence in the Medicare and Medicaid markets.

2.    Basis of Presentation

        The accompanying unaudited consolidated financial statements of WellPoint, in the opinion of management, reflect all material adjustments (which are of a normal recurring nature) necessary for a fair statement of its financial position as of March 31, 2002, the results of its operations for the quarter ended March 31, 2002 and 2001, cash flows for the quarter ended March 31, 2002 and 2001 and its changes in stockholders' equity for the quarter ended March 31, 2002. The results of operations for the interim periods presented are not necessarily indicative of the operating results for the full year.

  Stock Split

        On March 15, 2002, WellPoint effected a two-for-one split of the Company's Common Stock. The stock split was in the form of a stock dividend of one additional share of WellPoint stock for each share held. Share and per share data for all periods presented herein have been adjusted to give effect to the stock split.

3.    Acquisitions

        In 1996, the Company began pursuing a nationwide expansion strategy through selective acquisitions and start-up activities in key geographic areas. More recently, the Company has focused on acquiring businesses that provide significant concentrations of members in strategic locations outside of California. In connection with this strategy, the Company completed its acquisitions of RightCHOICE Managed Care, Inc. ("RightCHOICE") in 2002 and Cerulean Companies, Inc. ("Cerulean") in 2001.

        On January 31, 2002, WellPoint completed its merger, through its wholly owned subsidiary, RWP Acquisition Corp., with RightCHOICE, the parent company of Blue Cross and Blue Shield of Missouri, which served approximately 2.2 million medical members as of January 31, 2002. Under the terms of the transaction, total consideration paid to all holders of RightCHOICE common stock and holders of employee stock options in the merger was $379.1 million in cash and 16.5 million shares of WellPoint Common Stock. The Company issued approximately 11.1 million shares from treasury stock and the remaining 5.4 million shares from newly issued shares of WellPoint Common Stock. The total purchase price of approximately $1,442.1 million was used to purchase net assets with a fair value of approximately $303.6 million. This acquisition was accounted for under the purchase method of accounting and, accordingly, the consolidated results of operations of the Company include the results of RightCHOICE from the date of acquisition. As a result of the acquisition of RightCHOICE, the Company estimates that it will incur $88.0 million in expenses primarily related to change-in-control payments to RightCHOICE management and transaction costs. Generally accepted accounting principles require that these expenses, which are not associated with the generation of future revenues and have no future economic benefit, be reflected as assumed liabilities in the allocation of the purchase price to the net assets acquired. Goodwill and other intangibles totaling $1,339.5 million includes $108.5 million of deferred and current tax liabilities relating to identified intangibles. With the adoption of Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets," goodwill and other intangible assets with indefinite useful lives are no longer amortized, but instead subject to impairment tests. Identified intangibles with definite useful lives are being amortized on a straight-line basis over 14 to 20 years. The valuation process is not yet complete and, as a result, the useful lives and method of amortization are only preliminary estimates. The estimated purchase price allocation between goodwill and identifiable intangible assets is $1,029.5 million and $310.0 million, respectively.

        On March 15, 2001, the Company completed its acquisition of Cerulean, the parent company of Blue Cross Blue Shield of Georgia, Inc., which served approximately 1.9 million medical members in the state of Georgia as of March 31, 2001. This acquisition was accounted for under the purchase method of accounting and accordingly, the consolidated results of operations of the Company include the results of Cerulean from the date of acquisition. The cash purchase price was $700.0 million. As a result of the acquisition of Cerulean, the Company incurred $134.5 million in expenses primarily related to change in control payments to Cerulean management and transaction costs. Generally accepted accounting principles require that these expenses, which are not associated with the generation of future revenues and have no future economic benefit, be reflected as assumed liabilities in the allocation of the purchase price to the net assets acquired. Cash of $200.0 million and debt of $500.0 million were used to purchase net assets with a fair value of approximately $334.8 million. Goodwill and other intangibles totaling $602.9 million includes $149.1 million of deferred and current tax liabilities relating to identified intangibles. Other intangibles with definite useful lives are being amortized using a straight-line basis or the timing of related cash flows depending upon the expected amortization pattern over five to 25 years. The purchase price allocation between goodwill and identifiable intangible assets is $235.3 million and $367.6 million, respectively.

        In accordance with the requirements of Statement of Financial Accounting Standards No. 141, "Business Combinations," ("SFAS No. 141") the following unaudited pro forma summary presents revenues, net income and per share data of WellPoint as if the acquisitions of Cerulean and RightCHOICE had occurred on January 1, 2001. The pro forma information includes the results of operations for the period prior to the acquisition, adjusted for interest expense on long-term debt incurred to fund the acquisitions, amortization of goodwill and intangible assets and the related income tax effects. The pro forma financial information for the quarter ended March 31, 2001 is presented under the requirements of APB Opinion No. 16, "Business Combinations," which allows for amortization of goodwill and other intangible assets with indefinite useful lives. The pro forma financial information for the quarter ended March 31, 2002 is presented under the requirements of SFAS

No. 141 which disallows the amortization of goodwill and other intangible assets with indefinite useful lives.

        The pro forma financial information is presented for informational purposes only and may not be indicative of the results of operations had the Company been a single entity during the quarter ended March 31, 2002 and 2001, nor is it necessarily indicative of future results of operations. Pro forma earnings per share is based on 144.8 million and 142.5 million weighted average shares outstanding for the quarter ended March 31, 2002 and 2001, respectively. Pro forma earnings per share assuming full dilution is based on 151.9 million and 149.1 million weighted average shares outstanding for the quarters ended March 31, 2002 and 2001, respectively.

	Quarter Ended March 31,
	2002	2001
	(In thousands, except per share data)
Revenues	$4,053,715	$3,388,136
Net Income	$133,842	$106,026
Earnings Per Share
Basic	$0.92	$0.74
Diluted	$0.88	$0.71

4.    Long-Term Debt

6 3/8% Notes due 2012

        On January 16, 2002, the Company issued $350.0 million aggregate principal amount at maturity of 6 3/8% Notes due January 15, 2012 (the "2002 Notes"). The net proceeds of this offering totaled approximately $348.9 million. The net proceeds from the sale of the 2002 Notes were used to finance the RightCHOICE merger discussed in Note 3. The 2002 Notes bear interest at a rate of 6 3/8% per annum, payable semi-annually in arrears on January 15 and July 15 of each year commencing July 15, 2002. Interest is computed on the basis of a 360-day year of twelve 30-day months. At March 31, 2002, the Company had $348.9 million (based upon the principal amount of $350.0 million less discount) of 2002 Notes outstanding. The related interest expense and amortization of discount for the quarter ended March 31, 2002 totaled $4.8 million.

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

6 3/8% Notes due 2006

        On June 15, 2001, the Company issued $450.0 million aggregate principal amount at maturity of 6 3/8% Notes due June 15, 2006 (the "2001 Notes"). The net proceeds of this offering totaled approximately $449.0 million. The net proceeds from the sale of the 2001 Notes were used for repayment of indebtedness under the Company's revolving credit facilities. The 2001 Notes bear interest at a rate of 6 3/8% per annum, payable semi-annually in arrears on June 15 and December 15 of each year commencing December 15, 2001. Interest is computed on the basis of a 360-day year of twelve 30-day months. At March 31, 2002, the Company had $449.1 million (based upon the principal amount of $450.0 million less discount) of 2001 Notes outstanding. The related interest expense and amortization of discount for quarter ended March 31, 2002 totaled $7.4 million.

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

        The 2002 and 2001 Notes are unsecured obligations and rank equally with all of the Company's existing and future senior unsecured indebtedness. All existing and future liabilities of the Company's subsidiaries are and will be effectively senior to the 2002 and 2001 Notes. The indenture governing the 2002 and 2001 Notes contains a covenant that limits the Company's ability and that of the Company's subsidiaries to create liens on Company property or assets to secure certain indebtedness without also securing the 2002 and 2001 Notes.

Revolving Credit Facility

        Effective as of March 30, 2001, the Company entered into two new unsecured revolving credit facilities allowing aggregate indebtedness of $1.0 billion. Upon execution of these facilities, the Company terminated its prior $1.0 billion unsecured revolving facility. Borrowings under these facilities (which are generally referred to collectively in this Quarterly Report on Form 10-Q as the Company's "revolving credit facility") bear interest at rates determined by reference to the bank's base rate or to the London InterBank Offered Rate ("LIBOR") plus a margin determined by reference to the then-current rating of the Company's unsecured long-term debt by specified rating agencies. One facility, which provides for borrowings of up to $750.0 million expires as of March 30, 2006, although it may be extended for up to two additional one-year periods under certain circumstances. The other facility, which provides for borrowings of up to $250.0 million was originally set to expire on March 30, 2002. In March 2002, the Company amended this facility to provide for a one-year extension with an expiration date of March 28, 2003. Any amount outstanding under this facility as of March 28, 2003 may be converted into a one-year term loan at the option of the Company.

        Borrowings under the facilities are made on a committed basis or, in the case of the $750.0 million facility, pursuant to an auction bid process. The $750.0 million facility also contains sublimits for letters of credit and "swingline" loans. Each credit agreement requires the Company to maintain certain financial ratios and contains restrictive convenants, including restrictions on the occurrence of additional indebtedness and the granting of certain liens, limitations on acquisitions and investments and limitations on changes in control. The total amount outstanding under these facilities was $225.0 million as of March 31, 2002. The total amount outstanding under the Company's revolving credit facility as of December 31, 2001 was $235.0 million.

        The agreement provides for interest on committed advances at rates determined by reference to the bank's base rate or to the London InterBank Offered Rate ("LIBOR") plus a margin determined by reference to the Company's unsecured long-term debt by specified rating agencies. Interest is determined using whichever of these methods is the most favorable to the Company. The effective interest rates were 2.15% and 2.76% at March 31, 2002 and December 31, 2001, respectively. Borrowings under the credit facility are made on a committed basis or pursuant to an auction-bid process. A facility fee based on the facility amount, regardless of utilization, is payable quarterly. The facility fee rate is also determined by the unsecured debt ratings or the leverage ratio of the Company.

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

        On October 6, 1999, the Board of Directors authorized the repurchase of some or all of the Company's Debentures for cash. The Company did not repurchase any Debentures during the quarter ended March 31, 2002 and year ended December 31, 2001.

        As of March 31, 2002 and December 31, 2001, the Company had $154.6 million and $153.9 million (based upon the original issue price plus accrued interest), respectively, of Debentures outstanding. Accrued interest related to the Debentures was $8.2 million and $7.5 million, respectively, as of March 31, 2002 and December 31, 2001.

5.    Earnings Per Share

        The following is an illustration of the dilutive effect of the Company's potential common stock on earnings per share ("EPS"). There were no antidilutive securities in any of the periods presented.

	Quarter Ended March 31,
	2002	2001
	(In thousands except per share data)
Basic Earnings Per Share Calculation:
Numerator
Net Income	$141,100	$96,503

Denominator
Weighted average shares outstanding	139,089	125,970

Earnings Per Share	$1.01	$0.77

Earnings Per Share Assuming Full Dilution Calculation:
Numerator
Net Income	$141,100	$96,503
Interest expense on zero coupon convertible subordinated debentures, net of tax	483	480

Adjusted Net Income	$141,583	$96,983

Denominator
Weighted average shares outstanding	139,089	125,970
Net effect of dilutive stock options	3,804	2,489
Assumed conversion of zero coupon convertible subordinated debentures	2,963	2,963

Fully diluted weighted average shares outstanding	145,856	131,422

Earnings Per Share Assuming Full Dilution	$0.97	$0.74

6.    Comprehensive Income

        The following summarizes comprehensive income reclassification adjustments included in the statement of changes in stockholders' equity:

Quarter Ended March 31, 2002
(In thousands)
Holding loss on investment securities arising during the period (net of tax benefit of $31,048)	$(50,621)
Reclassification adjustment for realized gain on investment securities (net of tax expense of $4,516)	6,775
Holding gain related to swap transactions (net of tax expense of $1,161)	1,676
Net change in pension liability (net of tax expense of $295)	442

Net loss recognized in other comprehensive income (net of tax benefit of $25,076)	$(41,728)

7.    Contingencies

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

        In June 2000, the California Medical Association filed a lawsuit in U.S. district court in San Francisco against BCC. The lawsuit alleges that BCC violated the RICO Act through various misrepresentations to and inappropriate actions against health care providers. In late 1999, a number of class-action lawsuits were brought against several of the Company's competitors alleging, among other things, various misrepresentations regarding their health plans and breaches of fiduciary obligations to health plan members. In August 2000, the Company was added as a party to Shane v. Humana, et al., a class-action lawsuit brought on behalf of health care providers nationwide. In addition to the RICO claims brought in the California Medical Association lawsuit, this lawsuit also alleges violations of ERISA, federal and state "prompt pay" regulations and certain common law claims. In October 2000, the federal Judicial Panel on Multidistrict Litigation issued an order consolidating the California Medical Association lawsuit, the Shane lawsuit and various other pending managed care class-action lawsuits against other companies before District Court Judge Federico Moreno in the Southern District of Florida for purposes of the pretrial proceedings. In March 2001, Judge Moreno dismissed the plaintiffs' claims based on violation of the RICO Act, although the dismissal was made without prejudice to the plaintiffs' ability to subsequently refile their claims. Judge Moreno also dismissed, with prejudice, the plaintiffs' federal prompt pay law claims. On March 26, 2001, the California Medical Association filed an amended complaint in its lawsuit, alleging, among other things, revised RICO claims and violations of California law. A hearing on the plaintiffs' motion to certify a class was held in early May 2001. On May 9, 2001, Judge Moreno issued an order requiring that all discovery in the litigation be completed by December 2001, with the exception of discovery related to expert witnesses, which was to be completed by March 15, 2002. In June 2001, the federal Court of Appeals for the 11th Circuit issued a stay of Judge Moreno's discovery order, pending a hearing before the Court of Appeals on the Company's appeal of its motion to compel arbitration (which had earlier been granted in part and denied in part by Judge Moreno). The three-judge panel for the hearing was selected in December 2001. The hearing was held in January 2002 and, in March 2002, the Court of Appeals panel issued an opinion affirming Judge Moreno's earlier action with respect to the motion to compel arbitration. The Company has filed a motion requesting a rehearing of the matter before the entire 11th Circuit Court of Appeals.

        In March 2002, the American Dental Association and three individual dentists filed a lawsuit in U.S. district court in Chicago against the Company and BCC. This lawsuit alleges that WellPoint and BCC engaged in conduct that constituted a breach of contract under ERISA, trade libel and tortious interference with contractual relations and existing and prospective business expectancies. The lawsuit seeks class-action status. The Company has filed a motion with the federal Judicial Panel on Multidistrict Litigation requesting that the proceedings in this case be consolidated with a similar action brought against other managed care companies that has previously been consolidated with the Shane lawsuit.

        In July 2001, two individual physicians seeking to represent a class of physicians, hospitals and other providers brought suit in the Circuit Court of Madison County, Illinois against HealthLink, Inc., which is now a subsidiary of the Company as a result of the RightCHOICE transaction. The physicians allege that HealthLink breached the contracts with these physicians by engaging in the practices of "bundling" and "down-coding" in its processing and payment of provider claims. The relief sought includes an injunction against these practices and damages in an unspecified amount. Discovery in the matter is currently being conducted and a hearing regarding class certification has been scheduled for December 16, 2002. A similar lawsuit was brought by physicians (including one of the physicians in the case described above) in the same court in Madison County, Illinois, on behalf of a nationwide class of providers who contract with Blue Cross and Blue Shield plans against the Blue Cross and Blue Shield Association and another Blue Cross Blue Shield plan. The complaint recites that it is brought against those entities and their "unnamed subsidiaries, licensees, and affiliates," listing a large number of Blue Cross and Blue Shield plans, including "Alliance Blue Cross Blue Shield of Missouri." The plaintiffs also allege that the plans have systematically engaged in practices known as "short paying," "bundling," and "down-coding" in their processing and payment of subscriber claims. Blue Cross Blue Shield of Missouri has not been formally named or served as a defendant in this suit.

        Prior to the Company's accquisition of the GBO, John Hancock Mutual Life Insurance Company ("John Hancock") entered into a number of reinsurance arrangements with respect to personal accident insurance and the occupational accident component of workers' compensation insurance, a portion of which was originated through a pool managed by Unicover Managers, Inc. Under these arrangements, John Hancock assumed risks as a reinsurer and transferred certain of such risks to other companies. These arrangements have become the subject of disputes, including a number of legal proceedings to which John Hancock is a party. The Company believes that it has a number of defenses to avoid any ultimate liability with respect to these matters and believes that such liabilities were not transferred to the Company as part of the GBO acquisition. However, if the Company were to become subject to such liabilities, the Company could suffer losses that might have a material adverse effect on its financial condition, results of operations or cash flows.

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

8.    Business Segment Information

        As of December 31, 2001, the Company's primary internal business divisions were focused on large employer group business, individual and small employer group business, and senior and specialty business. As a result of the January 31, 2002 acquisition of RightCHOICE, the organizational structure of the Company has changed effective February 1, 2002. As a result of these changes, the Company now has the following two reportable segments: Health Care business and Specialty business. The Health Care segment is managed geographically and continues to provide a broad spectrum of network-based health plans, including HMOs, PPOs, POS plans, other hybrid plans and traditional indemnity products to large and small employers and individuals. The Specialty business is maintained as a separate segment providing an array of other products, including pharmacy, dental, workers' compensation managed care services, life insurance, preventive care, disability insurance and behavioral health. Corporate includes net investment income, general and administrative expense and interest expense not allocable to the reportable segments.

        The following tables present segment information for the Health Care and Specialty segments for the quarter ended March 31, 2002 and 2001, respectively, as if the Company's new organizational structure had been effective on January 1, 2001.

Quarter Ended March 31, 2002

	Health Care	Specialty	Corporate	Consolidated
	(In thousands)
Premium revenue	$3,575,725	$122,934	$—	$3,698,659
Management services revenue	153,716	30,721	—	184,437

Total revenue from external customers	3,729,441	153,655	—	3,883,096
Segment net income (loss)	$145,652	$4,276	$(8,828)	$141,100

Segment assets	$7,383,732	$592,801	$1,827,734	$9,804,267

Quarter Ended March 31, 2001

	Health Care	Specialty	Corporate	Consolidated
	(In thousands)
Premium revenue	$2,332,080	$101,048	$—	$2,433,128
Management services revenue	100,818	28,706	—	129,524

Total revenue from external customers	2,432,898	129,754	—	2,562,652
Segment net income	$90,460	$5,767	$276	$96,503

Segment assets	$3,520,398	$602,460	$2,766,658	$6,889,516

9.    Hedging Activities

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

Fair Value Hedges

        In order to mitigate interest rate fluctuations associated with its $450 million aggregate principal amount at maturity of 6 3/8% Notes due June 15, 2006, the Company has entered into a $200 million notional amount interest rate swap agreement. The swap agreement is a contract to exchange a fixed 6 3/8% rate for a LIBOR-based floating rate. The swap agreement expires June 15, 2006. As of March 31, 2002, the Company recognized a derivative liability related to this swap agreement of $4.1 million, which was included in other non-current liabilities of the consolidated balance sheet.

        During 2001, the Company entered into foreign currency forward exchange contracts for each of the fixed maturity securities on hand denominated in foreign currencies in order to hedge asset positions with respect to currency fluctuations related to these securities. As of December 31, 2001, however, the Company had liquidated its non-dollar foreign bond holdings and as a result entered into a hedge to offset the remaining currency hedge. Subsequent to the implementation of Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS No. 133"), all gains and losses from both effective and ineffective forward exchange contracts have been reported in investment income offset by the related gains and losses on the Company's available-for-sale foreign securities.

Cash Flow Hedges

        The Company uses interest rate swap agreements to reduce the impact of changes in interest rates on its floating rate debt under its revolving credit facility. The swap agreements are contracts to exchange variable-rate for fixed-rate interest payments without the exchange of the underlying notional amounts. During the quarter ended March 31, 2002, the Company recognized a net gain of $66 thousand reported in interest expense in the consolidated income statement, which represents the total ineffectiveness of all cash flow hedges.

        As of March 31, 2002, the Company had the following interest rate swap agreements in effect (notional amount in thousands) in addition to the swap agreement referred to under "Fair Value Hedges":

Notional Amount	Strike Rate	Expiration Date
$150,000	6.99%	October 17, 2003
$ 50,000	7.06%	October 17, 2006

        As of March 31, 2002, the Company had recognized a derivative liability related to this swap agreement of $11.2 million, which was included in other non-current liabilities of the consolidated balance sheet.

10.  New Pronouncements

        In June 2001, the FASB issued Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" ("SFAS No. 142"). SFAS No. 142 addresses financial accounting and reporting for acquired goodwill and other intangible assets and supersedes APB Opinion No. 17, "Intangible Assets." The new rules change the accounting methodology for goodwill from a model that amortizes goodwill to one which evaluates it for impairment. Amortization of goodwill, including previously recorded goodwill, ended upon adoption of the new rules. The new rules also eliminate amortization of other intangibles with indefinite useful lives, but these assets are also subject to the impairment tests. SFAS No. 142 is effective for fiscal years beginning after December 15, 2001. Upon adoption of SFAS No. 142 on January 1, 2002, the Company's evaluation of its goodwill and other intangible assets resulted in no impairment loss. Amortization of goodwill and other intangibles for the quarter ended March 31, 2002 and 2001, totaled $8.8 million and $11.3 million, respectively. SFAS No. 142 accounted for $7.1 million of the amortization decrease, partially offset by a net increase in amortization of intangible assets with definite useful lives of $4.6 million, primarily due to recent acquisitions.

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

        In October 2001, the FASB issued Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS No. 144"). SFAS No. 144 is effective for financial statements issued for fiscal years beginning after December 15, 2001. The Company adopted SFAS No. 144 on January 1, 2002. This statement addresses financial accounting and reporting for the impairment or disposal of long-lived assets and supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of" and the accounting and reporting provisions of APB Opinion No. 30, "Reporting the Results of Operations—Reporting the Effects of Disposal of a Segment of a Business and Extraordinary, Unusual, and Infrequently Occurring Events and Transactions," for the disposal of a segment of business (as previously defined in that opinion). SFAS No. 144 retains the basic principles of SFAS No. 121 for long-lived assets to be disposed of by sale or held and used and broadens discontinued operations presentation to include a component of an entity that is held for sale or that has been disposed. Components must have operations and cash flows that can be clearly distinguished from the rest of the entity. The adoption of this standard did not have any impact on the Company's financial results.

11.  Pending Transactions

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

        In April 2002, the Maryland legislature adopted legislation that would, among other things, require that the consideration paid by the Company in the CareFirst transaction consist entirely of cash, prohibit certain change-in-control payments to CareFirst management previously approved by the CareFirst's Board of Directors and delay for 90 days the effectiveness of any decision by the Maryland Insurance Administration regarding CareFirst's for-profit conversion and consummation of the CareFirst transaction in order to allow the Maryland legislature to review the decision. The Company is currently assessing the effects of this legislation on the proposed transaction.

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

General

        The Company is one of the nation's largest publicly traded managed health care companies. As of March 31, 2002, WellPoint had approximately 13.0 million medical members and approximately 40.0 million specialty members. As a result of the January 31, 2002 closing of the RightCHOICE transaction, the Company's medical membership increased by approximately 2.2 million members. The Company offers a broad spectrum of network-based managed care plans. WellPoint provides these plans to the large and small employer, individual and senior markets. The Company's managed care plans include HMOs, PPOs, POS plans, other hybrid medical plans and traditional indemnity plans. In addition, the Company offers managed care services, including underwriting, actuarial services, network access, medical cost management and claims processing. The Company also provides a broad array of specialty and other products, including pharmacy, dental, life insurance, preventive care, disability insurance, behavioral health, COBRA and flexible benefits account administration. The Company markets its products in California primarily under the name Blue Cross of California, in Georgia primarily under the name Blue Cross Blue Shield of Georgia, in various parts of Missouri (including the greater St. Louis area) under the name Blue Cross Blue Shield of Missouri and in other states primarily under the name UNICARE or HealthLink. The Company holds the exclusive right in California to market its products under the Blue Cross name and mark and in Georgia and in 85 counties in Missouri (including the greater St. Louis area) to market its products under the Blue Cross Blue Shield names and marks.

        As of December 31, 2001, the Company's primary internal business divisions were focused on large employer group business, individual and small employer group business, and senior and specialty business. As a result of the January 31, 2002 acquisition of RightCHOICE, the organizational structure of the Company has changed effective February 1, 2002 to reflect the following reportable segments: Health Care business and Specialty business.

Acquisition of RightCHOICE

        On October 17, 2001, the Company entered into an Agreement and Plan of Merger with RightCHOICE, through its wholly owned subsidiary, RWP Acquisition Corp. (See Note 3 to the Consolidated Financial Statements). On January 31, 2002, the Company completed this transaction, pursuant to which RightCHOICE became a wholly owned subsidiary of the Company. The acquisition was valued at approximately $1.4 billion on the closing date, which was paid with $379.1 million in cash and approximately 16.5 million shares of WellPoint common stock. RightCHOICE, through its exclusive license to use the "Blue Cross" and "Blue Shield" names and service marks, is the largest provider of managed health care benefits in the state of Missouri based on number of members. RightCHOICE, through its HealthLink subsidiary, also provides network rental, administrative services, workers' compensation managed care services and other non-underwritten health benefit programs. As of January 31, 2002, RightCHOICE served approximately 2.2 million medical members in Missouri, Arkansas, Illinois, Indiana, Iowa, Kentucky and West Virginia. RightCHOICE has historically experienced a higher administrative expense ratio than the Company's core businesses due to its higher concentration of administrative services business. Accordingly, it is expected that RightCHOICE's higher administrative expense ratios will ultimately contribute to an increase in the administrative expense ratio for the Company.

Acquisition of Cerulean

        On March 15, 2001, the Company completed its acquisition of Cerulean Companies, Inc. ("Cerulean"), the parent company of Blue Cross Blue Shield of Georgia, Inc. (See Note 3 to the Consolidated Financial Statements). Cerulean, principally through its Blue Cross and Blue Shield of Georgia subsidiary, offers insured and administrative services products primarily in the State of Georgia. Cerulean has historically experienced a higher administrative expense ratio than the Company's core businesses due to its higher concentration of administrative services business. Cerulean has also historically experienced a higher medical loss ratio than the Company's core businesses due to its higher percentage of Large Employer Group business and fewer managed care offerings. Accordingly, Cerulean's higher loss and administrative expense ratios have contributed to an increase in those ratios for the Company. The acquisition increased the Company's Georgia medical membership by approximately 1.9 million members as of March 31, 2001. The cash purchase price was $700.0 million. As a result of the acquisition of Cerulean, the Company incurred $134.5 million in expenses, primarily related to change in control payments to Cerulean management and transaction costs. This acquisition was accounted for under the purchase method of accounting.

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

        In April 2002, the Maryland legislature adopted legislation that would, among other things, require that the consideration paid by the Company in the CareFirst transaction consist entirely of cash, prohibit certain change-in-control payments to CareFirst management previously approved by the CareFirst's Board of Directors and delay for 90 days the effectiveness of any decision by the Maryland Insurance Administration regarding CareFirst's for-profit conversion and consummation of the CareFirst transaction in order to allow the Maryland legislature to review the decision. The Company is currently assessing the effects of this legislation on the proposed transaction.

National Expansion and Other Recent Developments

        In an effort to pursue the expansion of the Company's business outside the state of California, the Company acquired two businesses in 1996 and 1997, the Life and Health Benefits Management Division ("MMHD") of Massachusetts Mutual Life Insurance Company and the Group Benefits Operations (the "GBO") of John Hancock Mutual Life Insurance Company. The acquisitions of Rush

Prudential Health Plans and a mail-order pharmacy which now does business as PrecisionRx in 2000 and the acquisition of Cerulean in 2001 were also components of this expansion strategy. In 2001, the Company entered into definitive agreements to expand into the Midwest with its acquisition of RightCHOICE, which closed on January 31, 2002, and into the Mid-Atlantic region with the pending acquisition of CareFirst, which is expected to close in 2003.

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

        The Company's results of operations for the quarter ended March 31, 2002 include its acquired operations of Cerulean for the entire quarter and operating results for RightCHOICE for the period after January 31, 2002, its date of acquisition. The Company's consolidated results of operations for the quarter ended March 31, 2001 include the results of Cerulean for the period from March 15, 2001, its date of acquisition.

        The following table sets forth selected operating ratios. The loss ratio for health care services and other benefits is shown as a percentage of premium revenue. All other ratios are shown as a percentage of premium revenue and management services revenue combined.

	Quarter Ended March 31,
	2002	2001
Operating Revenues:
Premium revenue	95.3%	94.9%
Management services revenue	4.7%	5.1%

	100.0%	100.0%
Operating Expenses:
Health care services and other benefits (loss ratio)	80.6%	80.8%
Selling expense	4.0%	4.4%
General and administrative expense	14.0%	14.0%

Membership

        The following table sets forth membership data and the percent change in membership:

  Medical Membership(a)(b)(c)(d)

	March 31,
			Percent Change
	2002(e)	2001(e)
California
Large Group	4,437,222	3,868,920	14.7%
Individual and Small Group	1,576,809	1,577,566	0.0%
Senior	232,470	205,768	13.0%

Total California	6,246,501	5,652,254	10.5%

Central Region(f)
Missouri
Large Group	1,320,764	29,083	N/A
Individual and Small Group	228,464	739	N/A
Senior	43,585	113	N/A

Total Missouri	1,592,813	29,935	N/A

Illinois
Large Group	756,805	454,050	66.7%
Individual and Small Group	123,530	68,252	81.0%
Senior	12,653	10,758	17.6%

Total Illinois	892,988	533,060	67.5%

Texas
Large Group	340,581	336,409	1.2%
Individual and Small Group	188,905	161,590	16.9%
Senior	511	334	53.0%

Total Texas	529,997	498,333	6.4%

Other States
Large Group	1,655,171	1,407,639	17.6%
Individual and Small Group	92,230	78,185	18.0%
Senior	20,823	14,342	45.2%

Total Other States	1,768,224	1,500,166	17.9%

Georgia
Large Group	1,577,508	1,497,263	5.4%
Individual and Small Group	365,294	299,910	21.8%
Senior	70,872	78,655	-9.9%

Total Georgia	2,013,674	1,875,828	7.3%

Total Medical Membership	13,044,197	10,089,576	29.3%

ASO Membership(g)
California	1,454,017	1,325,406	9.7%
Central Region	2,995,005	1,532,903	95.4%
Georgia	894,569	887,341	0.8%

Total ASO Membership	5,343,591	3,745,650	42.7%
Risk Membership
California	4,792,484	4,326,848	10.8%
Central Region	1,789,017	1,028,591	73.9%
Georgia	1,119,105	988,487	13.2%

Total Risk Membership	7,700,606	6,343,926	21.4%

Total Medical Membership	13,044,197	10,089,576	29.3%

Medical Membership Footnotes

(a)
Membership numbers are approximate and include some estimates based upon the number of contracts at the relevant date and an actuarial estimate of the number of members represented by the contract.

(b)
Classification between states for employer groups is determined by the zip code of the subscriber.

(c)
Medical membership includes management services and network services members, which are primarily included in the Large Group for each respective state.

(d)
Senior membership includes members covered under both Medicare risk and Medicare supplement products.

(e)
Membership numbers as of March 31, 2001 have been adjusted to include members from two Company-owned or Company-controlled rental networks as well as the Company's proportionate share of members associated with a joint venture providing Medicaid services in Puerto Rico. Membership numbers as of March 31, 2002 also include members from these entities. As of March 31, 2002 and 2001, total members associated with these entities were 386,786 and 325,747, respectively. Membership numbers as of March 31, 2002 reflect members resulting from the Company's January 2002 merger with RightCHOICE Managed Care, Inc. ("RightCHOICE"). In order to reflect consistent membership numbers across the Company's various operating subsidiaries, the Company has excluded certain members for which RightCHOICE provides workers' compensation managed care services, which RightCHOICE previously reflected as members. There were approximately 932,873 and 782,800 such members as of March 31, 2002 and 2001, respectively. The membership numbers as of March 31, 2002 have also been adjusted to eliminate shared members of approximately 133,701 UNICARE members using the HealthLink networks. Finally, the Company has also excluded certain members participating in a national Blue Cross and Blue Shield Association program that were previously included as medical members by RightCHOICE. There were approximately 110,038 and 80,662 members in this program in the former RightCHOICE business as of March 31, 2002 and 2001, respectively.

(f)
Central Region Large Group membership includes network access services members, primarily from HealthLink, of 1,443,517 and 324,785 as of March 31, 2002 and 2001, respectively.

(g)
ASO Membership represents members for which the Company provides administrative services only and does not assume full insurance risk.

  Specialty Membership

	As of March 31,
			Percent Change
	2002	2001
Pharmacy	27,904,746	29,663,058	(5.9)%
Dental	2,708,911	2,674,520	1.3%
Life	2,317,633	2,060,268	12.5%
Disability	526,430	552,972	(4.8)%
Behavioral Health	6,500,886	4,837,156	34.4%

Comparison of Results for the Quarter Ended March 31, 2002 to the Quarter Ended March 31, 2001

        On March 15, 2002, WellPoint effected a two-for-one split of the Company's Common Stock. The stock split was in the form of a stock dividend of one additional share of WellPoint Common Stock for each share held. Share and per share data for all periods presented below have been adjusted to give effect to the stock split.

        The operating results between the quarter ended March 31, 2002 compared to the quarter ended March 31, 2001 were significantly impacted by the RightCHOICE acquisition, which was consummated on January 31, 2002 and the Cerulean acquisition, which was consummated on March 15, 2001. Specifically, the operating results for the quarter ended March 31, 2002 included two months of RightCHOICE and three months of Cerulean operating results as compared to only 15 days of Cerulean operating results for the quarter ended March 31, 2001.

        As discussed in Note 8, effective February 1, 2002 the Company effected a change in its organizational structure and now has two reportable segments—Health Care and Specialty. The Health Care segment includes all managed care plans and managed care services. The Specialty segment includes specialty managed health care and other services. The following table depicts premium revenue by reportable segment:

	Quarter Ended March 31,
	2002	2001
	(In thousands)
Health Care	$3,575,725	$2,332,080
Specialty	122,934	101,048

Consolidated	$3,698,659	$2,433,128

        Premium revenue increased 52.0%, or $1,265.5 million, to $3,698.7 million for the quarter ended March 31, 2002 from $2,433.1 million for the quarter ended March 31, 2001. The increase was primarily due to $758.2 million of premium revenue increase related to the RightCHOICE and Cerulean acquisitions, representing 59.9% of the increase. Excluding acquisitions, premium revenue would have increased 21.6% for the quarter ended March 31, 2002. The increase, excluding acquisitions, was primarily due to an increase of insured member months of approximately 7.4% and the implementation of premium increases overall.

        The following table depicts management services revenue by business segment:

	Quarter Ended March 31,
	2002	2001
	(In thousands)
Health Care	$153,716	$100,818
Specialty	30,721	28,706

Consolidated	$184,437	$129,524

        Management services revenue increased 42.4%, or $54.9 million, to $184.4 million for the quarter ended March 31, 2002 from $129.5 million for the quarter ended March 31, 2001. The increase was due to $59.2 million of management services revenue from the RightCHOICE and Cerulean acquisitions, but partially offset by a $4.3 million decrease in the existing business due to medical membership loss in the Company's Central Region and specialty membership loss related to the Company's pharmacy benefit management business.

        Investment income was $59.9 million for the quarter ended March 31, 2002 compared to $52.8 million for the quarter ended March 31, 2001, an increase of $7.1 million or 13.5%. The increase was primarily due to lower net realized losses in the first quarter of 2002 of $1.2 million as compared to net realized losses in 2001 of $7.1 million. Also, net investment expenses increased by $1.3 million in 2002 due primarily to higher investment manager fees. Net investment income, after considering the impact of net realized losses and investment expenses, increased $2.5 million or 4.2% in 2002 over 2001 as a result of higher average investment balances during the first quarter 2002 versus the first quarter of 2001.

        The loss ratio attributable to the Health Care segment was 81.0% for the first quarter ended March 31, 2002 compared to 81.3% for the same quarter in 2001. The loss ratio attributable to the Specialty segment was 69.6% for the first quarter ended March 31, 2002 compared to 68.7% for the same quarter in 2001. The RightCHOICE business has a lower loss ratio than the Company's core businesses. However, the Cerulean business continues to experience a higher loss ratio than the Company's core businesses due to its higher percentage of its Large Employer Group business and fewer managed care offerings. Excluding RightCHOICE and Cerulean, the loss ratio for both segments combined decreased to 79.9% for the quarter ended March 31, 2002 from 80.7% for the quarter ended March 31, 2001. The health care services and other benefits expense includes an estimate of claims incurred during the period but which have not been reported to the Company. This estimate is actuarially determined based on a variety of factors and is inherently subject to a number of higher variable circumstances. Consequently, the actual results could differ materially from the amount recorded in the consolidated financial statements.

        Selling expense consists of commissions paid to outside brokers and agents representing the Company. The selling expense ratio for the quarter ended March 31, 2002 decreased to 4.0% compared to 4.4% for the quarter ended March 31, 2001. The RightCHOICE business has a lower selling expense ratio than the Company's core businesses. The acquired Cerulean business has traditionally experienced a lower selling expense ratio due primarily to its lower percentage of Individual and Small Employer Group business. Excluding RightCHOICE and Cerulean, the selling expense ratio would have decreased slightly to 4.3% for the quarter ended March 31, 2002 from 4.4% for the same quarter in 2001.

        The administrative expense ratio remained constant at 14.0% for the quarters ended March 31, 2002 and 2001. The acquired RightCHOICE business experienced a higher administrative expense ratio than the Company's core businesses in the first quarter of 2002 due to integration expenses along with certain other transaction-related expenses. Excluding RightCHOICE and Cerulean, the administrative expense ratio decreased slightly to 13.9% in the first quarter of 2002 compared to 14.0% a year ago.

        Interest expense increased $8.3 million to $16.5 million for the quarter ended March 31, 2002, compared to $8.2 million for the quarter ended March 31, 2001. The increase in interest expense was related to the higher average debt balance for the quarter ended March 31, 2002 in comparison to the quarter ended March 31, 2001, primarily due to the RightCHOICE acquisition. The weighted average interest rate for all debt for the quarter ended March 31, 2002, including the fees associated with the Company's borrowings and interest rate swap agreements, was 6.4%.

        Other expense decreased $2.4 million to $10.9 million for the quarter ended March 31, 2002, compared to $13.3 million for the quarter ended March 31, 2001. The decrease resulted from lower amortization of goodwill and other intangible assets due to the implementation of SFAS No. 142, which accounted for $7.1 million of the amortization decrease. Partially offsetting this decrease was an increase in amortization of intangible assets with definite useful lives of $4.6 million, primarily due to recent acquisitions.

        The Company's net income for the quarter ended March 31, 2002 was $141.1 million, compared to $96.5 million for the quarter ended March 31, 2001. Earnings per share totaled $1.01 and $0.77 for the quarter ended March 31, 2002 and 2001, respectively. Earnings per share assuming full dilution totaled $0.97 and $0.74 for the quarter ended March 31, 2002 and 2001, respectively.

        Earnings per share for the quarter ended March 31, 2002 is based upon weighted average shares outstanding of 139.1 million shares, excluding potential common stock, and 145.9 million shares, assuming full dilution. Earnings per share for the quarter ended March 31, 2001 is based on 126.0 million shares, excluding potential common stock, and 131.4 million shares, assuming full dilution. The increase in weighted average shares outstanding primarily resulted from the issuance of shares related to the RightCHOICE acquisition and Company's employee stock option and purchase plans.

Financial Condition

        The Company's consolidated assets increased by $2,332.2 million, or 31.2%, to $9,804.3 million as of March 31, 2002 from $7,472.1 million as of December 31, 2001. The increase in total assets was primarily due to the acquisition of RightCHOICE, which accounted for $2,014.9 million or 86.4% of the increase. Excluding RightCHOICE, the increase in total assets was primarily due to growth in cash and investments of $110.0 million or 34.7% and an increase in receivables of $148.8 million, or 46.9%. Cash and investments totaled $5.5 billion as of March 31, 2002, or 55.6% of total assets.

        Overall claims liabilities increased $300.9 million, or 13.6%, to $2,520.7 million as of March 31, 2002 from $2,219.8 as of December 31, 2001. This increase is due to the RightCHOICE acquisition of $156.5 million and an increase in the claims liabilities associated with the Company's core businesses of $144.4 million.

        As of March 31, 2002, the Company's long-term indebtedness was $1,173.6 million, of which $154.7 million was related to the Company's Zero Coupon Convertible Subordinated Debentures (the "Debentures"), $225.0 million was related to the Company's revolving credit facility, $445.0 million was related to the Company's 6 3/8% Notes due 2006, net of fair value adjustment, and $348.9 million was related to the Company's 6 3/8% Notes due 2012. (See Note 4 to the Consolidated Financial Statements). The 6 3/8% Notes due 2012, with an aggregate principal amount at maturity of $350.0 million, was issued to finance the RightCHOICE acquisition.

        Stockholders' equity totaled $3,285.8 million as of March 31, 2002, an increase of $1,153.2 million from $2,132.6 million as of December 31, 2001. The increase was primarily due to the issuance of Company's Common Stock of $1,109.1 million in connection with the RightCHOICE acquisition, net income of $141.1 million for the quarter ended March 31, 2002 and $67.0 million of net proceeds from the reissuance of treasury stock related to the Company's employee 401(k), stock option and stock purchase plans. Partially offsetting these increases were the repurchase of two million shares of its common stock for $122.3 million and a decrease in unrealized gains on investment securities of $41.7 million, net of taxes.

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

        The Company's strategy for achieving its investment goals is broad diversification of its investments, both across and within asset classes. As of March 31, 2002, the Company's investment portfolio consisted primarily of investment grade fixed-maturity securities. The Company's portfolio also included large capitalization and small capitalization domestic equities, foreign equities, tax-exempt municipal bonds where the after-tax return is higher than the comparable taxable securities, and a small amount of non-investment grade debt securities. The fixed-income assets include both short and long-duration securities with an attempt to match the Company's funding needs. The investment policy contains limitations regarding concentration in individual securities and industries and generally prohibits speculative and leveraged investments. Cash and investment balances maintained by the Company are sufficient to meet applicable regulatory financial stability and net worth requirements, including license requirements of the Blue Cross Blue Shield Association.

        Cash flow provided by operating activities was $298.0 million for the quarter ended March 31, 2002, compared with $148.8 million for the quarter ended March 31, 2001. Cash flow from operations for the quarter ended March 31, 2002 was due primarily to net income of $141.1 million and an increase in medical claims payable of $138.7 million due to membership growth and higher provider contract rates.

        Net cash used in investing activities for the quarter ended March 31, 2002 totaled $793.1 million, compared with $520.5 million for the quarter ended March 31, 2001. The cash used in the first quarter of 2002 was attributable primarily to the purchase of investments of $1.7 billion, and of property and equipment, net of sales proceeds, of $24.9 million and the purchase of RightCHOICE net of acquired cash of $311.0 million. Proceeds from investments sold and matured totaled $1.2 billion, partially offsetting the aforementioned purchases.

        Net cash provided by financing activities totaled $283.7 million in the first quarter of 2002 compared with $525.2 million for the quarter ended March 31, 2001. The net cash provided in the first quarter of 2002 was primarily related to additional debt incurred to finance the RightCHOICE acquisition of $350.0 million, in addition to the receipt of proceeds from the issuance of stock related to the Company's employee stock option and purchase programs of $67.0 million less $122.3 million in Company stock repurchases. During the first quarter of 2002, the Company decreased indebtedness under its revolving credit facility by $10.0 million.

        Effective as of March 30, 2001, the Company entered into two new unsecured revolving credit facilities allowing aggregate indebtedness of $1.0 billion. Upon execution of these facilities, the Company terminated its prior $1.0 billion unsecured revolving facility. Borrowings under these facilities (which are generally referred to collectively in this Quarterly Report on Form 10-Q as the Company's "revolving credit facility") bear interest at rates determined by reference to the bank's base rate or to the London InterBank Offered Rate ("LIBOR") plus a margin determined by reference to the then-current rating of the Company's unsecured long-term debt by specified rating agencies. One facility, which provides for borrowings of up to $750.0 million, expires as of March 30, 2006, although it may be extended for up to two additional one-year periods under certain circumstances. The other facility, which provides for borrowings of up to $250.0 million, originally expired as of March 30, 2002. In March 2002, the Company amended this facility to provide for an expiration date of March 28, 2003. Any amount outstanding under this facility as of March 28, 2003 may be converted into a one-year term loan at the option of the Company. Borrowings under the facilities are made on a committed basis or, in the case of the $750.0 million facility, pursuant to an auction bid process. The $750.0 million facility also contains sublimits for letters of credit and "swingline" loans. Each credit agreement requires the Company to maintain certain financial ratios and contains restrictive convenants, including restrictions on the occurrence of additional indebtedness and the granting of certain liens, limitations on acquisitions and investments and limitations on changes in control (See Note 4 to the Consolidated Financial Statements). The total amount outstanding under these facilities was $225.0 million as of March 31, 2002.

        As a part of a hedging strategy to limit its exposure to variable interest rate increases, the Company entered into interest rate swap agreements in order to reduce the volatility of interest expense resulting from changes in interest rates. The swap agreements are contracts to exchange variable-rate interest payments (weighted average rate for the quarter ended March 31, 2002 of 2.26%) for fixed-rate interest payments (weighted average rate for the quarter ended March 31, 2002 of 7.42%) without the exchange of the underlying notional amounts. As of September 30, 2001, the Company had entered into $200.0 million of fixed rate swap agreements, which consisted of a $150.0 million notional amount swap agreement at 6.99% maturing on October 17, 2003 and a $50.0 million notional amount swap agreement at 7.06% maturing on October 17, 2006.

        In order to mitigate interest rate fluctuations associated with its $450 million aggregate principal amount at maturity of 6 3/8% Notes due June 15, 2006, the Company has entered into a $200 million notional amount interest rate swap agreement. The swap agreement is a contract to exchange a fixed 6 3/8% rate for a LIBOR-based floating rate (weighted average variable rate of 6.05% for the quarter ended March 31, 2002).

        During 2001, the Company entered into foreign currency forward exchange contracts for each of the fixed maturity securities on hand denominated in foreign currencies in order to hedge asset positions with respect to currency fluctuations related to these securities. As of December 31, 2001, however, the Company had liquidated its non-dollar foreign bond holdings and as result entered into a hedge to offset the remaining currency hedge. Subsequent to the implementation of SFAS No. 133, all gains and losses from both effective and ineffective forward exchange contracts have been reported in investment income offset by the related gains and losses on the Company's available-for-sale foreign securities.

        Certain of the Company's subsidiaries are required to maintain minimum capital requirements prescribed by various regulatory agencies, including the California Department of Managed Health Care and the Departments of Insurance in various states. As of March 31, 2002 (or the most recent date with respect to which compliance is required), those subsidiaries of the Company were in compliance with all minimum capital requirements.

        On June 15, 2001, the Company issued $450.0 million aggregate principal amount at maturity of 6 3/8% Notes due June 15, 2006 (the "2001 Notes"). The net proceeds of this offering totaled approximately $449.0 million. The net proceeds from the sale of the 2001 Notes were used for repayment of indebtedness under the Company's revolving credit facilities, which indirectly financed a portion of the Cerulean acquisition. The 2001 Notes bear interest at a rate of 6 3/8% per annum, payable semi-annually in arrears on June 15 and December 15 of each year commencing December 15, 2001. Interest will be computed on the basis of a 360-day year of twelve 30-day months.

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

        With the anticipated acquisition of RightCHOICE on January 31, 2002, the Company on January 16, 2002 issued $350.0 million aggregate principal amount at maturity of 6 3/8% Note due January 15, 2012 (the "2002 Notes"). The net proceeds of this offering totaled approximately $348.9 million. The 2002 Notes bear interest at a rate of 6 3/8% per annum, payable semi-annually in arrears on January 15 and July 15 of each year commencing July 15, 2002. Interest is computed on the basis of a 360-day year of twelve 30-day months.

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

        Completion of the Company's pending transaction with CareFirst is subject to the satisfaction of a number of conditions, including approval of the insurance regulators in each of Maryland, Delaware and the District of Columbia. In addition, one of CareFirst's operating affiliates must have its federal charter amended or repealed by the United States Congress (subject to presidential approval) and must obtain approval from the Washington D.C. Corporation Counsel. There can be no assurances that the required approvals will be obtained. If all conditions to closing are not met on or before November 20, 2004, each of WellPoint and CareFirst will have the right to terminate the CareFirst Merger Agreement. As a result, there can be no assurances that the transaction will be consummated.

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

        As part of the Company's business strategy, the Company has acquired substantial operations in new geographic markets over the last six years. These businesses, some of which include substantial indemnity-based insurance operations, have experienced varying profitability or losses in recent periods. Since the relevant dates of acquisition of Rush Prudential and Cerulean, the Company has continued to work extensively on the integration of these businesses. The Company has also begun its integration of the RightCHOICE business. However, there can be no assurances regarding the ultimate success of the Company's integration efforts or regarding the ability of the Company to maintain or improve the results of operations of the businesses of completed or pending transactions. The Company has incurred and will, among other things, need to continue to incur considerable expenditures for provider networks, distribution channels and information systems in addition to the costs associated with the integration of these acquisitions. The integration of these complex businesses may result in, among other things, temporary increases in claims inventory or other service-related issues that may negatively affect the Company's relationship with its customers and contribute to increased attrition of such customers. The Company's results of operations could be adversely affected in the event that the Company experiences such problems or is otherwise unable to implement fully its expansion strategy.

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

        In June 2000, the California Medical Association filed a lawsuit in U.S. district court in San Francisco against BCC. The lawsuit alleges that BCC violated the RICO Act through various misrepresentations to and inappropriate actions against health care providers. In late 1999, a number of class-action lawsuits were brought against several of the Company's competitors alleging, among other things, various misrepresentations regarding their health plans and breaches of fiduciary obligations to health plan members. In August 2000, the Company was added as a party to Shane v. Humana, et al., a class-action lawsuit brought on behalf of health care providers nationwide. In addition to the RICO claims brought in the California Medical Association lawsuit, this lawsuit also alleges violations of ERISA, federal and state "prompt pay" regulations and certain common law claims. In October 2000, the federal Judicial Panel on Multidistrict Litigation issued an order consolidating the California Medical Association lawsuit, the Shane lawsuit and various other pending managed care class-action lawsuits against other companies before District Court Judge Federico Moreno in the Southern District of Florida for purposes of the pretrial proceedings. In March 2001, Judge Moreno dismissed the plaintiffs' claims based on violation of the RICO Act, although the dismissal was made without prejudice to the plaintiffs' ability to subsequently refile their claims. Judge Moreno also dismissed, with prejudice, the plaintiffs' federal prompt pay law claims. On March 26, 2001, the California Medical Association filed an amended complaint in its lawsuit, alleging, among other things, revised RICO claims and violations of California law. A hearing on the plaintiffs' motion to certify a class was held in early May 2001. On May 9, 2001, Judge Moreno issued an order requiring that all discovery in the litigation be completed by December 2001, with the exception of discovery related to expert witnesses, which was to be completed by March 15, 2002. In June 2001, the federal Court of Appeals for the 11th Circuit issued a stay of Judge Moreno's discovery order, pending a hearing before the Court of Appeals on the Company's appeal of its motion to compel arbitration (which had earlier been granted in part and denied in part by Judge Moreno). The three-judge panel for the hearing was selected in December 2001. The hearing was held in January 2002 and, in March 2002, the Court of Appeals panel issued an opinion affirming Judge Moreno's earlier action with respect to the motion to compel arbitration. The Company has filed a motion requesting a rehearing of the matter before the entire 11th Circuit Court of Appeals.

        In March 2002, the American Dental Association and three individual dentists filed a lawsuit in U.S. district court in Chicago against the Company and BCC. This lawsuit alleges that WellPoint and BCC engaged in conduct that constituted a breach of contract under ERISA, trade libel and tortious interference with contractual relations and existing and prospective business expectancies. The lawsuit seeks class-action status. The financial and operational impact that these and other evolving theories of recovery will have on the managed care industry generally, or the Company in particular, is at present unknown. The Company has filed a motion with the federal Judicial Panel on Multidistrict Litigation requesting that the proceedings in this case be consolidated with a similar action brought against other managed care companies that has previously been consolidated with the Shane lawsuit.

        In July 2001, two individual physicians seeking to represent a class of physicians, hospitals and other providers brought suit in the Circuit Court of Madison County, Illinois against HealthLink, Inc., which is now a subsidiary of the Company as a result of the RightCHOICE transaction. The physicians allege that HealthLink breached the contracts with these physicians by engaging in the practices of "bundling" and "down-coding" in its processing and payment of provider claims. The relief sought includes an injunction against these practices and damages in an unspecified amount. Discovery in the matter is currently being conducted and a hearing regarding class certification has been scheduled for December 16, 2002. A similar lawsuit was brought by physicians (including one of the physicians in the case described above) in the same court in Madison County, Illinois, on behalf of a nationwide class of providers who contract with Blue Cross and Blue Shield plans against the Blue Cross and Blue Shield Association and another Blue Cross Blue Shield plan. The complaint recites that it is brought against those entities and their "unnamed subsidiaries, licensees, and affiliates," listing a large number of Blue Cross and Blue Shield plans, including "Alliance Blue Cross Blue Shield of Missouri." The plaintiffs also allege that the plans have systematically engaged in practices known as "short paying," "bundling," and "down-coding" in their processing and payment of subscriber claims. Blue Cross Blue Shield of Missouri has not been formally named or served as a defendant in this suit.

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

        Managed care organizations, both inside and outside California, operate in a highly competitive environment that has undergone significant change in recent years as a result of business consolidations, new strategic alliances, aggressive marketing practices by competitors and other market pressures. Additional increases in competition (including competition from market entrants offering Internet-based products and services), could adversely affect the Company's financial condition, cash flows or results of operations.

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

        Prior to the Company's accquisition of the GBO, John Hancock Mutual Life Insurance Company ("John Hancock") entered into a number of reinsurance arrangements with respect to personal accident insurance and the occupational accident component of workers' compensation insurance, a portion of which was originated through a pool managed by Unicover Managers, Inc. Under these arrangements, John Hancock assumed risks as a reinsurer and transferred certain of such risks to other companies. These arrangements have become the subject of disputes, including a number of legal proceedings to which John Hancock is a party. The Company believes that it has a number of defenses to avoid any ultimate liability with respect to these matters and believes that such liabilities were not transferred to the Company as part of the GBO acquisition. However, if the Company were to become subject to such liabilities, the Company could suffer losses that might have a material adverse effect on its financial condition, results of operations or cash flows.

        In December 2000, a wholly owned subsidiary of the Company completed its acquisition of certain mail order pharmaceutical service assets and now conducts business as a mail order pharmacy. The pharmacy business is subject to extensive federal, state and local regulations which are in many instances different from those under which the Company's core health plan business currently operates. The failure to properly adhere to these and other applicable regulations could result in the imposition of civil and criminal penalties, which could adversely affect the Company's results of operations or financial condition. In addition, pharmacies are exposed to risks inherent in the packaging and distribution of pharmaceuticals and other health care products. Although the Company intends to maintain professional liability and errors and omissions liability insurance, there can be no assurances that the coverage limits under such insurance programs will be adequate to protect against future claims or that the Company will be able to maintain insurance on acceptable terms in the future.

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

        On April 22, 2002, one of the Company's wholly owned subsidiaries acting as a pharmacy benefit management business under the tradename WellPoint Pharmacy Management received an administrative subpoena duces tecum issued by the U.S. Attorney's Office in Boston Massachuetts. The Company does not believe that its pharmacy benefit management business is presently a target of investigation by the U.S. Attorney. The subpoena appears to focus primarily on WellPoint Pharmacy Management's relationship with TAP Pharmaceuticals, including TAP's drugs Lupron and Prevacid. The Company believes that it is in compliance in all material respects with all laws and regulations applicable to the pharmacy benefit management business, and it intends to cooperate with the subpoena.

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk

        There have been no material changes in market risk from that disclosed in the Company's Annual Report on Form 10-K for the year ended December 31, 2001.

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
2.02
Amended and Restated Agreement and Plan of Merger dated as of November 29, 2000, by and among Cerulean Companies, Inc., the Registrant and Water Polo Acquisition Corp., incorporated by reference to Exhibit 2.01 of the Registrant's Current Report on Form 8-K dated March 15, 2001
2.03
Agreement and Plan of Merger dated as of October 17, 2001 by and among the Registrant, RightCHOICE Managed Care, Inc. and RWP Acquisition Corp., incorporated by reference to Exhibit 2.01 to the Registrant's Registration Statement on Form S-4 (Registration No. 333-73382)
2.04
Agreement and Plan of Merger dated as of November 20, 2001 by and among the Registrant, CareFirst, Inc. and Congress Acquisition Corp., incorporated by reference to Exhibit 99.1 to the Registrant's Current Report on Form 8-K dated November 20, 2001
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
4.06	Form of 6 3/8% Note due 2006, incorporated by reference to Exhibit 4.1 to the Registrant's Current Report on Form 8-K dated June 12, 2001.
4.07	Form of 6 3/8% Note due 2012, incorporated by reference to Exhibit 4.1 to the Registrant's Current Report on Form 8-K dated January 12, 2002.
10.01
First Amendment to 364-Day Credit Agreement dated as of March 29, 2002, by and among the Registrant, the lenders from time to time party thereto, Bank of America, N.A., as administrative agent, and JPMorgan, a division of Chase Securities, Inc., as syndication agent.

10.02
RightCHOICE Managed Care, Inc. 2001 Stock Incentive Plan, incorporated by reference to Exhibit 10 to the Registration Statement on Form S-8 (Registration No. 333-62898) of RightCHOICE Managed Care, Inc.
10.03
RightCHOICE Managed Care, Inc. 1994 Equity Incentive Plan, incorporated by reference to Exhibit 4(c) of the Post-Effective Amendment No. 2 on Form S-8 to Registration Statement on Form S-4 (Registration No. 333-34750) of RightCHOICE Managed Care, Inc.
10.04
RightCHOICE Managed Care, Inc. Nonemployee Directors' Stock Option Plan, incorporated by reference to Exhibit 10.18 to the Registration Statement on Form S-1 (Registration No. 333-77798) of RightCHOICE Managed Care, Inc., a Missouri corporation.
10.05
RightCHOICE Managed Care, Inc. Executive Deferred Compensation Plan, incorporated by reference to Exhibit 4(c) of the Registration Statement on Form S-8 (Registration No. 333-51336) of RightCHOICE Managed Care, Inc.
10.06	RightCHOICE Managed Care, Inc. Supplemental Executive Retirement Plan, as restated effective as of October 10, 2001.
10.07	Letter agreement dated February 4, 2002 between the Registrant and John A. O'Rourke.
10.08	Amendment No. 1 to RightCHOICE Managed Care, Inc. Executive Deferred Compensation Plan.
  (b)
  Reports on Form 8-K

        On January 11, 2002, the Company filed a Current Report on Form 8-K which reported that the Company had signed a definitive agreement with RightCHOICE Managed Care, Inc. ("RightCHOICE") to merge in a transaction valued at approximately $1.3 billion, or $66.00 per share, for RightCHOICE Common Stock. The Current Report on Form 8-K incorporated by reference audited consolidated financial statements of RightCHOICE as of and for the years ended December 31, 1998, 1999 and 2000, unaudited consolidated financial statements of RightCHOICE for the nine months ended September 30, 2000 and 2001 and unaudited pro forma financial statements of WellPoint and RightCHOICE as of September 30, 2001 and for the nine months ended September 30, 2001 and the 12 months ended December 31, 2000.

        On January 16, 2002, the Company filed a Current Report on Form 8-K which reported that the Company had entered into an underwriting agreement for the issuance of $350.0 million in aggregate principal amount of the Company's 6 3/8% Notes Due 2012.

        On February 8, 2002, the Company filed a Current Report on Form 8-K which reported that the Company had completed its acquisition of RightCHOICE. The Current Report on Form 8-K incorporated by reference the historical and pro forma financial statements referred to in the paragraph describing the Current Report on Form 8-K filed January 11, 2002.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WELLPOINT HEALTH NETWORKS INC. Registrant

Date: May 13, 2002	By:	\s\ LEONARD D. SCHAEFFER Leonard D. Schaeffer Chairman of the Board of Directors and Chief Executive Officer

Date: May 13, 2002	By:	\s\ DAVID C. COLBY David C. Colby Executive Vice President and Chief Financial Officer

Date: May 13, 2002	By:	\s\ KENNETH C. ZUREK Kenneth C. Zurek Senior Vice President, Controller and Taxation

QuickLinks

WellPoint Health Networks Inc. Quarterly Report on Form 10-Q for the Quarter Ended March 31, 2002 Table of Contents
  ITEM 1. Financial Statements
WellPoint Health Networks Inc. Consolidated Balance Sheets
WellPoint Health Networks Inc. Consolidated Income Statements (Unaudited)
WellPoint Health Networks Inc. Consolidated Statement of Changes in Stockholders' Equity (Unaudited)
WellPoint Health Networks Inc. Consolidated Statements of Cash Flows (Unaudited)
WellPoint Health Networks Inc. Notes to Consolidated Financial Statements (Unaudited)
  ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
  ITEM 3. Quantitative and Qualitative Disclosures About Market Risk
PART II OTHER INFORMATION
  ITEM 6. Exhibits and Reports on Form 8-K
SIGNATURES