Form 10-Q
period 2002-06-30
WELLPOINT HEALTH NETWORKS INC /DE/
filed 2002-08-13
CIK 1013220

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2002

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

        Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

Title of each class Common Stock, $0.01 par value	Outstanding at August 8, 2002 145,680,559 shares

WellPoint Health Networks, Inc.
Quarterly Report on Form 10-Q for the Quarter Ended June 30, 2002
Table of Contents

ITEM 1. Financial Statements

WellPoint Health Networks Inc.
Consolidated Balance Sheets

(In thousands, except share data)	June 30, 2002	December 31, 2001
	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$882,705	$1,028,476
Investment securities, at market value	4,718,000	3,832,982
Receivables, net	1,303,089	841,722
Deferred tax assets, net	141,404	79,063
Other current assets	123,672	90,398

Total Current Assets	7,168,870	5,872,641
Property and equipment, net	341,280	222,080
Intangible assets, net	757,050	430,488
Goodwill, net	1,690,368	661,346
Long-term investments, at market value	131,000	124,611
Deferred tax assets, net	—	54,486
Other non-current assets	159,494	106,481

Total Assets	$10,248,062	$7,472,133

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Medical claims payable	$2,312,703	$1,934,620
Reserves for future policy benefits	80,204	62,739
Unearned premiums	395,665	332,813
Accounts payable and accrued expenses	1,032,724	783,026
Experience rated and other refunds	256,480	255,570
Income taxes payable	57,055	64,654
Other current liabilities	837,515	632,383

Total Current Liabilities	4,972,346	4,065,805
Accrued postretirement benefits	124,319	94,124
Reserves for future policy benefits, non-current	218,974	222,406
Long-term debt	1,152,013	837,957
Deferred tax liabilities	37,696	—
Other non-current liabilities	167,354	119,262

Total Liabilities	6,672,702	5,339,554
Stockholders' Equity:
Preferred Stock—$0.01 par value, 50,000,000 shares authorized, none issued and outstanding	—	—
Common Stock—$0.01 par value, 300,000,000 shares authorized, 146,995,980 and 135,307,637 issued at June 30, 2002 and December 31, 2001, respectively	1,470	714
Treasury stock, at cost, 1,346,975 and 7,474,305 shares at June 30, 2002 and December 31, 2001, respectively	(77,390)	(465,805)
Additional paid-in capital	1,689,517	1,002,193
Retained earnings	1,924,021	1,548,941
Accumulated other comprehensive income	37,742	46,536

Total Stockholders' Equity	3,575,360	2,132,579

Total Liabilities and Stockholders' Equity	$10,248,062	$7,472,133

See the accompanying notes to the consolidated financial statements.

WellPoint Health Networks Inc.
Consolidated Income Statements
(Unaudited)

	Quarter Ended June 30,		Six Months Ended June 30,
(In thousands, except earnings per share)
	2002	2001	2002	2001
Revenues:
Premium revenue	$4,025,094	$2,926,067	$7,723,753	$5,359,195
Management services and other revenue	207,831	158,491	392,268	288,015
Investment income	66,148	60,848	126,062	113,649

	4,299,073	3,145,406	8,242,083	5,760,859
Operating Expenses:
Health care services and other benefits	3,282,003	2,388,224	6,264,607	4,353,697
Selling expense	167,465	124,763	323,190	236,500
General and administrative expense	538,586	430,869	1,080,675	788,456

	3,988,054	2,943,856	7,668,472	5,378,653

Operating Income	311,019	201,550	573,611	382,206
Interest expense	16,973	13,563	33,458	21,742
Other expense, net	13,978	18,606	24,901	31,932

Income before Provision for Income Taxes and Extraordinary Items	280,068	169,381	515,252	328,532
Provision for income taxes	112,105	69,452	206,189	132,100

Income before Extraordinary Items	167,963	99,929	309,063	196,432
Extraordinary Items:
Gain from negative goodwill on acquisition	4,042	—	4,042	—
Loss on early extinguishment of debt, net of tax benefit of $838	(1,258)	—	(1,258)	—

	2,784	—	2,784	—

Net Income	$170,747	$99,929	$311,847	$196,432

Earnings Per Share:
Income before Extraordinary Items	$1.16	$0.79	$2.18	$1.55
Extraordinary gain from negative goodwill on acquisition	0.03	—	0.03	—
Extraordinary loss on early extinguishment of debt, net of tax benefit	(0.01)	—	(0.01)	—

Net Income	$1.18	$0.79	$2.20	$1.55

Earnings Per Share Assuming Full Dilution:
Income before Extraordinary Items	$1.10	$0.76	$2.08	$1.50
Extraordinary gain from negative goodwill on acquisition	0.03	—	0.03	—
Extraordinary loss on early extinguishment of debt, net of tax benefit	(0.01)	—	(0.01)	—

Net Income	$1.12	$0.76	$2.10	$1.50

Weighted Average Shares Outstanding	144,852	126,719	141,986	126,347

Fully Diluted Weighted Average Shares Outstanding	152,566	131,628	149,230	131,525

See the accompanying notes to the consolidated financial statements.

WellPoint Health Networks Inc.
Consolidated Statement of Changes in Stockholders' Equity
(Unaudited)

		Common Stock
		Issued		In Treasury				Accumulated Other Comprehensive Income
	Preferred Stock					Additional Paid-in Capital	Retained Earnings
(In thousands)		Shares	Amount	Shares	Amount				Total
Balance as of December 31, 2001	$—	71,391	$714	7,474	$(465,805)	$1,002,193	$1,548,941	$46,536	$2,132,579
Stock grants to employees and directors				(29)	1,571				1,571
Stock issued for employee stock option and stock purchase plans				(2,562)	150,132	45,742			195,874
Stock repurchased, at cost				2,000	(122,265)				(122,265)
Stock issued in connection with acquisition of RightCHOICE Managed Care, Inc.		2,718	27	(5,536)	358,977	687,105	62,979		1,109,088
100% Stock Dividend on March 15, 2002		72,887	729			(729)			—
Net losses from treasury stock reissued						(44,794)	254		(44,540)
Comprehensive income (loss)
Net income							311,847		311,847
Other comprehensive income, net of tax
Change in unrealized valuation adjustment on investment securities, net of reclassification adjustment								(8,794)	(8,794)

Total comprehensive income (loss)							311,847	(8,794)	303,053

Balance as of June 30, 2002	$—	146,996	$1,470	1,347	$(77,390)	$1,689,517	$1,924,021	$37,742	$3,575,360

See the accompanying notes to the consolidated financial statements.

WellPoint Health Networks Inc.
Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended June 30,
(In thousands)
	2002	2001
Cash flows from operating activities:
Income before extraordinary items	$309,063	$196,432
Adjustments to reconcile income before extraordinary items to net cash provided by operating activities:
Depreciation and amortization, net of accretion	56,562	50,079
Loss on sales of assets, net	6,533	18,968
Provision (benefit) for deferred income taxes	(58,548)	90,232
Amortization of deferred gain on sale of building	(2,213)	(2,213)
Fair value adjustment of interest rate swaps on notes payable	2,413	—
Accretion of interest on zero coupon convertible subordinated debentures and 6 3/8% Notes due 2012 and 6 3/8% Notes due 2006	1,665	1,508
(Increase) decrease in certain assets:
Receivables, net	(104,912)	(63,289)
Other current assets	(18,159)	(8,905)
Other non-current assets	(26,600)	618
Increase (decrease) in certain liabilities:
Medical claims payable	200,247	(17,642)
Reserves for future policy benefits	12,029	(5,116)
Unearned premiums	(24,479)	37,199
Accounts payable and accrued expenses	145,730	45,645
Experience rated and other refunds	910	6,676
Income taxes payable	18,975	(32,555)
Other current liabilities	62,497	49,253
Accrued postretirement benefits	4,249	2,468
Other non-current liabilities	10,606	(89,038)

Net cash provided by operating activities	596,568	280,320

Cash flows from investing activities:
Investments purchased	(3,251,028)	(1,797,741)
Proceeds from investments sold	2,614,967	1,739,105
Property and equipment purchased	(55,885)	(43,696)
Proceeds from property and equipment sold	4,355	123
Acquisition of new businesses, net of cash acquired	(347,616)	(555,211)

Net cash used in investing activities	(1,035,207)	(657,420)

Cash flows from financing activities:
Net (repayment) borrowing of long-term debt under the revolving credit facility	(235,000)	85,000
Net borrowing of commercial paper	199,813	—
Net borrowing of long-term debt under 6 3/8% Notes due 2006	—	448,981
Net borrowing of long-term debt under 6 3/8% Notes due 2012	348,905	—
Cash paid on redemption of zero coupon convertible subordinated debentures	(5,747)	—
Proceeds from issuance of common stock	107,162	41,204
Common stock repurchased	(122,265)	—

Net cash provided by financing activities	292,868	575,185

Net (decrease) increase in cash and cash equivalents	(145,771)	198,085
Cash and cash equivalents at beginning of period	1,028,476	566,889

Cash and cash equivalents at end of period	$882,705	$764,974

See the accompanying notes to the consolidated financial statements.

WellPoint Health Networks, Inc.
Notes to Consolidated Financial Statements
(Unaudited)

1.    Organization

        WellPoint Health Networks Inc. (the "Company" or "WellPoint") is one of the nation's largest publicly traded managed health care companies. As of June 30, 2002, WellPoint had approximately 13.0 million medical members and approximately 45.3 million specialty members. The Company offers a broad spectrum of network-based managed care plans. WellPoint provides these plans to the large and small employer, individual and senior markets. The Company's managed care plans include preferred provider organizations ("PPOs"), health maintenance organizations ("HMOs"), point-of-service ("POS") plans, other hybrid medical plans and traditional indemnity plans. In addition, the Company offers managed care services, including underwriting, actuarial service, network access, medical cost management and claims processing. The Company also provides a broad array of specialty and other products and services including pharmacy, dental, utilization management, vision, life insurance, preventive care, disability, behavioral health, medicare supplements, COBRA and flexible benefits account administration. The Company markets its products in California primarily under the name Blue Cross of California, in Georgia primarily under the name Blue Cross Blue Shield of Georgia, in various parts of Missouri (including the greater St. Louis area) under the name Blue Cross Blue Shield of Missouri and in various parts of the country under the name UNICARE or HealthLink. The Company holds the exclusive right in California to market its products under the Blue Cross name and mark and in Georgia and in 85 counties in Missouri (including the greater St. Louis area) to market its products under the Blue Cross Blue Shield names and marks. The Company's customer base is diversified, with extensive membership among large and small employer groups and individuals and a growing presence in the Medicare and Medicaid markets.

2.    Basis of Presentation

        The accompanying unaudited consolidated financial statements of WellPoint, in the opinion of management, reflect all material adjustments (which are of a normal recurring nature) necessary for a fair statement of its financial position as of June 30, 2002, the results of its operations for the quarter and six months ended June 30, 2002 and 2001, cash flows for the six months ended June 30, 2002 and 2001 and its changes in stockholders' equity for the six months ended June 30, 2002. The results of operations for the interim periods presented are not necessarily indicative of the operating results for the full year.

  Stock Split

        On March 15, 2002, WellPoint effected a two-for-one split of the Company's Common Stock. The stock split was in the form of a stock dividend of one additional share of WellPoint stock for each share held. Share and per share data for all periods presented herein have been adjusted to give effect to the stock split.

3.    Acquisitions

        In 1996, the Company began pursuing a nationwide expansion strategy through selective acquisitions and start-up activities in key geographic areas. More recently, the Company has focused on acquiring businesses that provide significant concentrations of members in strategic locations outside of California. In connection with this strategy, the Company completed its acquisitions of MethodistCare, Inc. ("MethodistCare") and RightCHOICE Managed Care, Inc. ("RightCHOICE") in 2002 and Cerulean Companies, Inc. ("Cerulean") in 2001.

        On April 30, 2002, the Company completed the acquisition of MethodistCare serving over 70,000 members in the Houston, Texas area. This acquisition is intended to enable UNICARE, WellPoint's national operating unit, to expand its product line by offering HMO products along with other open-access products in MethodistCare's service area. As a result of the acquisition, the Company recognized an extraordinary gain of $4.0 million, or $0.03 per share assuming full dilution, for both the quarter and six months ended June 30, 2002 due to an excess of the fair value of net assets over acquisition costs.

        On January 31, 2002, WellPoint completed its merger, through its wholly owned subsidiary, RWP Acquisition Corp., with RightCHOICE, the parent company of Blue Cross and Blue Shield of Missouri, which served approximately 2.2 million medical members as of January 31, 2002. Under the terms of the transaction, total consideration paid to all holders of RightCHOICE common stock and holders of employee stock options in the merger was approximately $379.1 million in cash and 16.5 million shares of WellPoint Common Stock. The Company issued approximately 11.1 million shares from treasury stock and the remaining 5.4 million shares from newly issued shares of WellPoint Common Stock. The total purchase price of approximately $1,442.1 million was used to purchase net assets with a fair value of approximately $303.9 million. This acquisition was accounted for under the purchase method of accounting and, accordingly, the consolidated results of operations of the Company include the results of RightCHOICE from the date of acquisition. As a result of the acquisition of RightCHOICE, the Company estimates that it will incur $113.8 million in expenses primarily related to change-in-control payments to RightCHOICE management and transaction costs. Generally accepted accounting principles require that these expenses, which are not associated with the generation of future revenues and have no future economic benefit, be reflected as assumed liabilities in the allocation of the purchase price to the net assets acquired. Goodwill and other intangibles totaling $1,337.0 million includes $104.1 million of deferred and current tax liabilities relating to identified intangibles. With the adoption of Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" ("SFAS No. 142"), goodwill and other intangible assets with indefinite useful lives are no longer amortized, but instead subject to impairment tests. Identified intangibles with definite useful lives are being amortized on a straight-line basis or the timing of related cash flows depending upon the expected amortization pattern over 15 to 20 years. The valuation process is not yet complete and, as a result, the useful lives and method of amortization are only preliminary estimates. The current estimated purchase price allocation between goodwill and identifiable intangible assets is $1,070.9 million and $266.1 million, respectively.

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

        In accordance with the requirements of Statement of Financial Accounting Standards No. 141, "Business Combinations," ("SFAS No. 141") the following unaudited pro forma summary presents revenues, net income and per share data of WellPoint as if the acquisitions of Cerulean, RightCHOICE and MethodistCare had occurred on January 1, 2001. The pro forma information includes the results of operations for each acquired entity for the period prior to its acquisition, adjusted for interest expense on long-term debt incurred to fund the acquisitions, amortization of goodwill and intangible assets and the related income tax effects. The pro forma financial information for the quarter and six months ended June 30, 2001 is presented under the requirements of APB Opinion No. 16, "Business Combinations," which allows for amortization of goodwill and other intangible assets with indefinite useful lives. The pro forma financial information for the quarter and six months ended June 30, 2002 is presented under the requirements of SFAS No. 141, which disallows the amortization of goodwill and other intangible assets with indefinite useful lives. For comparability purposes, the pro forma financial information for the quarter and six months ended June 30, 2001 have also been presented under the requirements of SFAS No. 141.

        The pro forma financial information is presented for informational purposes only and may not be indicative of the results of operations had the Company been a single entity during the quarter and six months ended June 30, 2002 and 2001, nor is it necessarily indicative of future results of operations. Pro forma earnings per share is based on 144.9 million and 143.2 million weighted average shares outstanding for the quarter ended June 30, 2002 and 2001, respectively. Pro forma earnings per share assuming full dilution is based on 152.6 million and 149.3 million weighted average shares outstanding for the quarter ended June 30, 2002 and 2001, respectively. Pro forma earnings per share is based on 144.7 million and 142.9 million weighted average shares outstanding for the six months ended June 30, 2002 and 2001, respectively. Pro forma earnings per share assuming full dilution is based on 152.2 million and 149.2 million weighted average shares outstanding for the six months ended June 30, 2002 and 2001, respectively.

	Quarter Ended June 30,			Six Months Ended June 30,
(In thousands, except per share data)	2002 (SFAS 142)	2001 (APB 16)	2001 (SFAS 142)	2002 (SFAS 142)	2001 (APB 16)	2001 (SFAS 142)
Revenues	$4,311,749	$3,480,597	$3,480,597	$8,403,558	$6,909,931	$6,909,931
Adjusted Pro forma Income before Extraordinary Items	$168,949	$96,927	$128,832	$300,905	$201,189	$247,561
Adjusted Pro forma Net Income	$171,733	$96,927	$128,832	$303,689	$201,189	$247,561
Earnings Per Share:
Adjusted Pro forma Income before Extraordinary Items	$1.17	$0.68	$0.90	$2.08	$1.41	$1.73
Adjusted Pro forma Net Income	$1.19	$0.68	$0.90	$2.10	$1.41	$1.73
Diluted Earnings Per Share:
Adjusted Pro forma Income before Extraordinary Items	$1.11	$0.65	$0.87	$1.98	$1.35	$1.67
Adjusted Pro forma Net Income	$1.13	$0.65	$0.87	$2.00	$1.35	$1.67

        For the quarter and six months ended June 30, 2001, the adjusted pro forma income before extraordinary items and net income includes a $13.1 million after-tax gain resulting from MethodistCare's sale of its investment in a limited liability partnership operating in a large multi-practice medical group.

4.    Goodwill and Other Intangible Assets

        In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 141, "Business Combinations" ("SFAS No. 141"), and Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" ("SFAS No. 142"). SFAS No. 141 requires all business combinations initiated after June 30, 2001 be accounted for using the purchase method. The provisions of SFAS No. 141 also apply to all business combinations consummated after June 30, 2001. SFAS No. 142, effective for fiscal years beginning after December 15, 2001, eliminates amortization of goodwill and other intangible assets with indefinite useful lives. Rather, these assets are subject to the impairment tests at least annually.

        The Company adopted SFAS No. 142 on January 1, 2002 and no longer amortizes goodwill and other intangible assets with indefinite useful lives. The Company also completed the evaluation of its goodwill and other intangible assets and determined that there was no impairment loss. The following table shows net income and earnings per share adjusted to reflect the adoption of the non-amortization provisions of SFAS No. 142 as of the beginning of the respective periods:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands, except per share amounts)
	2002	2001	2002	2001
Reported net income	$170,747	$99,929	$311,847	$196,432
Add back: Amortization of goodwill and other intangibles with indefinite useful lives, net of tax effect	—	9,467	—	13,707

Adjusted net income	$170,747	$109,396	$311,847	$210,139

Reported earnings per share	$1.18	$0.79	$2.20	$1.55
Add back: Amortization of goodwill and other intangibles with indefinite useful lives, net of tax effect	—	0.07	—	0.11

Adjusted earnings per share	$1.18	$0.86	$2.20	$1.66

Reported earnings per share assuming full dilution	$1.12	$0.76	$2.10	$1.50
Add back: Amortization of goodwill and other intangibles with indefinite useful lives, net of tax effect	—	0.07	—	0.10

Adjusted earnings per share assuming full dilution	$1.12	$0.83	$2.10	$1.60

        The changes in the carrying amount of goodwill by reportable segment for the six months ended June 30, 2002 are as follows:

(In thousands)	Health Care	Specialty	Consolidated
Balance as of January 1, 2002	$646,375	$14,971	$661,346
Goodwill acquired during 2002	1,072,919	—	1,072,919
Final allocation of Cerulean goodwill and acquired intangibles	(47,361)	—	(47,361)
Reclassification from other intangible assets	3,464	—	3,464

Balance as of June 30, 2002	$1,675,397	$14,971	$1,690,368

        Upon adoption of SFAS No. 141, the Company reclassified $3.5 million of other intangible assets to goodwill since they did not meet the criteria for recognition apart from goodwill. The reclassification is for the assembled workforce intangible assets acquired from previous acquisitions.

        On January 31, 2002, WellPoint completed its merger with RightCHOICE as discussed in Note 3—Acquisitions. As a result of the acquisition of RightCHOICE, the Company recorded $1,070.9 million of goodwill and $266.1 million of identifiable intangible assets. The valuation process is not yet complete and, therefore, the allocation between goodwill and other intangible assets recorded as of June 30, 2002 represents an estimate. Based on the information currently available, the following table presents details of the acquired amortized and non-amortized intangible assets of RightCHOICE at cost as of June 30, 2002:

(In thousands)	Estimated Value	Useful Life (in years)
Amortized intangible assets:
Provider Contracts with physicians	$4,377	20
Customer Contracts and Related Customer Relationships	90,613	15

Total amortized intangible assets	94,990
Non-amortized intangible assets:
Provider Contracts with hospitals and ancillary facilities	$5,072	Indefinite
Trade Name and Service Marks	166,000	Indefinite

Total non-amortized intangible assets	171,072

Total other intangible assets	$266,062

        The gross carrying value, accumulated amortization and net carrying value of other intangible assets as of June 30, 2002 and December 31, 2001 are as follows (amounts in thousands):

As of June 30, 2002	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Amortization Period (in years)
Amortized intangible assets:
Provider Contracts with physicians	$29,974	$3,212	$26,762	10 to 25 years
Customer Contracts and Related Customer Relationships	352,699	55,839	296,860	18 months to 20 years
Other	21,967	6,921	15,046	5 to 20 years

Total amortized intangible assets	404,640	65,972	338,668
Non-amortized intangible assets:
Provider Contracts with hospitals and ancillary facilities	17,122	98	17,024	Indefinite
Trade Name and Service Marks	404,000	2,642	401,358	Indefinite

Total non-amortized intangible assets	421,122	2,740	418,382

Total other intangible assets	$825,762	$68,712	$757,050

As of December 31, 2001	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Amortization Period (in years)
Amortized intangible assets:
Provider Contracts	$23,547	$2,509	$21,038	10 to 40 years
Customer Contracts and Related Customer Relationships	285,819	39,285	246,534	18 months to 20 years
Trade Name and Service Marks	135,000	2,642	132,358	40 years
Other	38,477	7,919	30,558	5 to 20 years

Total amortized intangible assets	$482,843	$52,355	$430,488

        For the three months and six months ended June 30, 2002, amortization expense relating to intangible assets was $9.6 million and $18.4 million, respectively. For the three months and six months ended June 30, 2001, amortization expense relating to intangible assets was $17.3 million and $28.6 million, respectively. The following table presents the Company's estimated annual amortization expense for amortized intangible assets for each of the years ending December 31, 2002, 2003, 2004, 2005 and 2006 (amounts in thousands). These estimates were calculated based on the gross carrying value of amortized intangible assets as of June 30, 2002 using the applicable amortization period.

For year ending December 31, 2002	$37,952
For year ending December 31, 2003	36,258
For year ending December 31, 2004	33,839
For year ending December 31, 2005	31,657
For year ending December 31, 2006	27,318

5.    Long-Term Debt

  6 3/8% Notes due 2012

        On January 16, 2002, the Company issued $350.0 million aggregate principal amount at maturity of 6 3/8% Notes due January 15, 2012 (the "2002 Notes"). The net proceeds of this offering totaled approximately $348.9 million. The net proceeds from the sale of the 2002 Notes were used to finance the RightCHOICE merger discussed in Note 3. The 2002 Notes bear interest at a rate of 6 3/8% per annum, payable semi-annually in arrears on January 15 and July 15 of each year commencing July 15, 2002. Interest is computed on the basis of a 360-day year of twelve 30-day months. At June 30, 2002, the Company had $348.9 million (based upon the principal amount of $350.0 million less discount) of 2002 Notes outstanding. The related interest expense and amortization of discount for the quarter and six months ended June 30, 2002 totaled $5.7 million and $10.5 million, respectively.

        The 2002 Notes may be redeemed, in whole or in part, at the Company's option at any time. The redemption price for any 2002 Notes redeemed will be equal to the greater of the following amounts: 1) 100% of the principal amount of the 2002 Notes being redeemed on the redemption date; and 2) the sum of the present values of the remaining scheduled payments of principal and interest on the 2002 Notes being redeemed on that redemption date (not including any portion of any payments of interest accrued to the redemption date) discounted to the redemption date on a semiannual basis at the Treasury rate as determined by the Reference Treasury Dealer (J.P. Morgan Securities Inc. or

Deutsche Banc Alex Brown or their respective successors), plus 25 basis points. In each case, the redemption price will also include accrued and unpaid interest on the 2002 Notes to the redemption date.

  6 3/8% Notes due 2006

        On June 15, 2001, the Company issued $450.0 million aggregate principal amount at maturity of 6 3/8% Notes due June 15, 2006 (the "2001 Notes"). The net proceeds of this offering totaled approximately $449.0 million. The net proceeds from the sale of the 2001 Notes were used for repayment of indebtedness under the Company's revolving credit facilities. The 2001 Notes bear interest at a rate of 6 3/8% per annum, payable semi-annually in arrears on June 15 and December 15 of each year commencing December 15, 2001. Interest is computed on the basis of a 360-day year of twelve 30-day months. At June 30, 2002, the Company had $449.2 million (based upon the principal amount of $450.0 million less discount) of 2001 Notes outstanding. The related interest expense and amortization of discount for the quarter and six months ended June 30, 2002 totaled $7.5 million and $14.9 million, respectively.

        The 2001 Notes may be redeemed, in whole or in part, at the Company's option at any time. The redemption price for any 2001 Notes redeemed will be equal to the greater of the following amounts: 1) 100% of the principal amount of the 2001 Notes being redeemed on the redemption date; and 2) the sum of the present values of the remaining scheduled payments of principal and interest on the 2001 Notes being redeemed on that redemption date (not including any portion of any payments of interest accrued to the redemption date) discounted to the redemption date on a semi-annual basis at the Treasury rate as determined by the designated Reference Treasury Dealer (Salomon Smith Barney Inc. or UBS Warburg LLC or their respective successors), plus 25 basis points. In each case, the redemption price will also include accrued and unpaid interest on the 2001 Notes to the redemption date.

        In order to mitigate interest rate fluctuations associated with its 2001 Notes, the Company, on January 15, 2002, entered into a $200 million notional amount interest rate swap agreement. The swap agreement is a contract to exchange a fixed 6 3/8% rate for a LIBOR-based floating rate. The swap agreement expires June 15, 2006. As of June 30, 2002, the Company recognized a fair value liability adjustment to the $450.0 million 2001 Notes of $2.4 million. (See Note 10. Hedging Activities).

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

  Revolving Credit Facility

        Effective as of March 30, 2001, the Company entered into two new unsecured revolving credit facilities allowing aggregate indebtedness of $1.0 billion. Upon execution of these facilities, the Company terminated its prior $1.0 billion unsecured revolving facility. Borrowings under these facilities (which are generally referred to collectively in this Quarterly Report on Form 10-Q as the Company's "revolving credit facility") bear interest at rates determined by reference to the bank's base rate or to the London InterBank Offered Rate ("LIBOR") plus a margin determined by reference to the then-current rating of the Company's unsecured long-term debt by specified rating agencies. One facility, which provides for borrowings of up to $750.0 million expires as of March 30, 2006, although it may be extended for up to two additional one-year periods under certain circumstances. The other facility, which provides for borrowings of up to $250.0 million, expires on March 28, 2003. Any amount outstanding under this facility as of March 28, 2003 may be converted into a one-year term loan at the option of the Company.

        Borrowings under the facilities are made on a committed basis or, in the case of the $750.0 million facility, pursuant to an auction bid process. The $750.0 million facility also contains sublimits for letters of credit and "swingline" loans. Each credit agreement requires the Company to maintain certain financial ratios and contains restrictive convenants, including restrictions on the occurrence of additional indebtedness and the granting of certain liens, limitations on acquisitions and investments and limitations on changes in control. During the six months ended June 30, 2002, the Company repaid its entire indebtedness under the revolving credit facility of $235.0 million at December 31, 2001, which had an effective interest rate at the time of 2.76%. This repayment was funded in part by the Company's incurrence of short-term indebtedness described below under the heading "Commercial Paper Program."

        The agreement provides for interest on committed advances at rates determined by reference to the bank's base rate or to the London InterBank Offered Rate ("LIBOR") plus a margin determined by reference to the Company's senior unsecured long-term debt rating by specified rating agencies. Interest is determined using whichever of these methods is the most favorable to the Company.

        Borrowings under the credit facility are made on a committed basis or pursuant to an auction-bid process. A facility fee based on the facility amount, regardless of utilization, is payable quarterly. The facility fee rate is also determined by the senior unsecured debt ratings or the leverage ratio of the Company.

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

        On October 6, 1999, the Board of Directors authorized the repurchase of some or all of the Company's Debentures for cash. The Company did not repurchase any Debentures during the six months ended June 30, 2002 and year ended December 31, 2001.

        As of June 30, 2002 and December 31, 2001, the Company had $151.7 million and $153.9 million (based upon the original issue price plus accrued interest), respectively, of Debentures outstanding. The reduction in the balance from December 31, 2001 to June 30, 2002 resulted from holders exercising their option to convert the Debentures into the Company's common stock. In lieu of delivering shares of common stock upon conversion of these Debentures, the Company elected to pay cash. During the six months ended June 30, 2002, holders converted $5.1 million in aggregate principal amount at maturity of the Company's Debentures with a carrying value (including accrued interest) of $3.6 million. The total purchase price paid by the Company of $5.7 million resulted in an extraordinary after-tax loss of $1.3 million, as shown on the Company's Consolidated Income Statements.

        Accrued interest related to the Debentures was $9.0 million and $7.5 million, as of June 30, 2002 and December 31, 2001, respectively.

  Commercial Paper Program

        In April 2002, the Company commenced a commercial paper program providing for the issuance of up to $1.0 billion in aggregate maturity value of short-term indebtedness (known generally as "commercial paper"). The commercial paper is being issued by the Company without registration under the Securities Act of 1933 (the "1933 Act") in reliance upon the exemption from registration contained in Section 4(2) of the 1933 Act. The commercial paper is issued in denominations of $100,000 or integral multiples of $1,000 in excess thereof, will bear such interest rates, if interest-bearing, or will be sold at such discount from their face amounts, as agreed upon by the Company and the dealer or dealers acting in connection with the commercial paper program. The commercial paper may be issued with varying maturities up to a maximum of 270 days from the date of issuance. As of June 30, 2002, outstanding commercial paper totaled approximately $199.8 million, with an average maturity of 29 days. The weighted average yield on the outstanding commercial paper as of June 30, 2002 was 2.03%. At the time that the Company entered into the revolving credit facility in March 2001, the Company contemplated that the proceeds of any borrowings under the revolving credit facility could be used to repay commercial paper borrowings. The Company has the intent to maintain commercial paper borrowings of at least the amount outstanding at June 30, 2002 for more than one year. For financial reporting purposes, the commercial paper has been classified under non-current liabilities in the accompanying Consolidated Balance Sheets based on the terms of the revolving credit facility.

6.    Earnings Per Share

        The following is an illustration of the dilutive effect of the Company's potential common stock on earnings per share ("EPS"). There were no antidilutive securities in any of the periods presented.

	Quarter Ended June 30,		Six Months Ended June 30,
(In thousands, except per share data)
	2002	2001	2002	2001
Basic Earnings Per Share Calculation:
Numerator
Income before extraordinary items	$167,963	$99,929	$309,063	$196,432
Extraordinary gain from negative goodwill on acquisition	4,042	—	4,042	—
Extraordinary loss on early extinguishment of debt, net of tax benefit of $838	(1,258)	—	(1,258)	—

Net Income	$170,747	$99,929	$311,847	$196,432

Denominator
Weighted average shares outstanding	144,852	126,719	141,986	126,347

Earnings Per Share
Income before extraordinary items	$1.16	$0.79	$2.18	$1.55
Extraordinary gain from negative goodwill on acquisition	0.03	—	0.03	—
Extraordinary loss on early extinguishment of debt, net of tax benefit	(0.01)	—	(0.01)	—

Net Income	$1.18	$0.79	$2.20	$1.55

Earnings Per Share Assuming Full Dilution Calculation:
Numerator
Income before extraordinary items	$167,963	$99,929	$309,063	$196,432
Interest expense on zero coupon convertible subordinated debentures, net of tax	483	466	966	946

Adjusted income before extraordinary items	168,446	100,395	310,029	197,378
Extraordinary gain from negative goodwill on acquisition	4,042	—	4,042	—
Extraordinary loss on early extinguishment of debt, net of tax benefit of $838	(1,258)	—	(1,258)	—

Adjusted Net Income	$171,230	$100,395	$312,813	$197,378

Denominator
Weighted average shares outstanding	144,852	126,719	141,986	126,347
Net effect of dilutive stock options	4,758	1,946	4,284	2,215
Assumed conversion of zero coupon convertible subordinated debentures	2,956	2,963	2,960	2,963

Fully diluted weighted average shares outstanding	152,566	131,628	149,230	131,525

Earnings Per Share Assuming Full Dilution
Income before extraordinary items	$1.10	$0.76	$2.08	$1.50
Extraordinary gain from negative goodwill on acquisition	0.03	—	0.03	—
Extraordinary loss on early extinguishment of debt, net of tax benefit	(0.01)	—	(0.01)	—

Net Income	$1.12	$0.76	$2.10	$1.50

7.    Comprehensive Income

        The following summarizes comprehensive income reclassification adjustments for the six months ended June 30, 2002 and 2001:

	Six Months Ended June 30,
(In thousands)
	2002	2001
Investment Securities:
Net holding (loss) gain on investment securities arising during the period, net of tax benefit (expense) of $9,394 and $(11,361)	$(14,364)	$17,770
Reclassification adjustment for realized gain (loss) on investment securities, net of tax (expense) benefit of $(3,607) and $4,238	5,410	(6,628)

	(8,954)	11,142

Fair Value Hedges:
Holding loss related to foreign exchange transactions, net of tax benefit of $363	—	(568)
Transition adjustment, net of tax expense of $167	—	262
Reclassification adjustment related to foreign exchange gain on investment securities, net of tax expense of $31	—	48

	—	(258)
Cash Flow Hedges:
Holding gain related to swap transactions, net of tax expense of $111 and $893	160	1,397
Transition adjustment, net of tax benefit of $4,442	—	(6,948)

	160	(5,551)

Net (loss) gain recognized in other comprehensive income, net of tax benefit (expense) of $5,676 and $(2,397)	$(8,794)	$5,333

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

        In June 2000, the California Medical Association filed a lawsuit in U.S. district court in San Francisco against BCC. The lawsuit alleges that BCC violated the RICO Act through various misrepresentations to and inappropriate actions against health care providers. In late 1999, a number of class-action lawsuits were brought against several of the Company's competitors alleging, among other things, various misrepresentations regarding their health plans and breaches of fiduciary obligations to health plan members. In August 2000, the Company was added as a party to Shane v. Humana, et al., a class-action lawsuit brought on behalf of health care providers nationwide. In addition to the RICO claims brought in the California Medical Association lawsuit, this lawsuit also alleges violations of ERISA, federal and state "prompt pay" regulations and certain common law claims. In October 2000, the federal Judicial Panel on Multidistrict Litigation issued an order consolidating the California

Medical Association lawsuit, the Shane lawsuit and various other pending managed care class-action lawsuits against other companies before District Court Judge Federico Moreno in the Southern District of Florida for purposes of the pretrial proceedings. In March 2001, Judge Moreno dismissed the plaintiffs' claims based on violation of the RICO Act, although the dismissal was made without prejudice to the plaintiffs' ability to subsequently refile their claims. Judge Moreno also dismissed, with prejudice, the plaintiffs' federal prompt pay law claims. On March 26, 2001, the California Medical Association filed an amended complaint in its lawsuit, alleging, among other things, revised RICO claims and violations of California law. A hearing on the plaintiffs' motion to certify a class was held in early May 2001. On May 9, 2001, Judge Moreno issued an order requiring that all discovery in the litigation be completed by December 2001, with the exception of discovery related to expert witnesses, which was to be completed by March 15, 2002. In June 2001, the federal Court of Appeals for the 11th Circuit issued a stay of Judge Moreno's discovery order, pending a hearing before the Court of Appeals on the Company's appeal of its motion to compel arbitration (which had earlier been granted in part and denied in part by Judge Moreno). The hearing was held in January 2002 and, in March 2002, the Court of Appeals panel issued an opinion affirming Judge Moreno's earlier action with respect to the motion to compel arbitration. The Company filed a motion requesting a rehearing of the matter before the entire 11thCircuit Court of Appeals, which motion was denied by the 11th Circuit Court of Appeals in June 2002. On July 29, 2002, Judge Moreno issued an order providing that discovery in the case would be allowed to re-commence on September 30, 2002.

        In March 2002, the American Dental Association and three individual dentists filed a lawsuit in U.S. district court in Chicago against the Company and BCC. This lawsuit alleges that WellPoint and BCC engaged in conduct that constituted a breach of contract under ERISA, trade libel and tortious interference with contractual relations and existing and prospective business expectancies. The lawsuit seeks class-action status. The Company filed a motion (which was granted in July 2002) with the federal Judicial Panel on Multidistrict Litigation requesting that the proceedings in this case be consolidated with a similar action brought against other managed care companies that has previously been consolidated with the Shane lawsuit.

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

        The following tables present segment information for the Health Care and Specialty segments for the quarter and six months ended June 30, 2002 and 2001, respectively, as if the Company's new organizational structure had been effective on January 1, 2001.

Quarter Ended June 30, 2002

(In thousands)	Health Care	Specialty	Corporate	Consolidated
Premium revenue	$3,898,013	$127,081	$—	$4,025,094
Management services revenue	170,240	37,591	—	207,831

Total revenue from external customers	4,068,253	164,672	—	4,232,925
Segment net income (loss)	$166,747	$5,222	$(1,222)	$170,747

Segment assets	$7,656,269	$588,377	$2,003,416	$10,248,062

Quarter Ended June 30, 2001

(In thousands)	Health Care	Specialty	Corporate	Consolidated
Premium revenue	$2,802,730	$123,337	$—	$2,926,067
Management services revenue	132,543	25,948	—	158,491

Total revenue from external customers	2,935,273	149,285	—	3,084,558
Segment net income	$94,943	$3,902	$1,084	$99,929

Segment assets	$4,864,803	$657,259	$1,441,488	$6,963,550

Six Months Ended June 30, 2002

(In thousands)	Health Care	Specialty	Corporate	Consolidated
Premium revenue	$7,473,738	$250,015	$—	$7,723,753
Management services revenue	323,956	68,312	—	392,268

Total revenue from external customers	7,797,694	318,327	—	8,116,021
Segment net income (loss)	$312,399	$9,498	$(10,050)	$311,847

Six Months Ended June 30, 2001

(In thousands)	Health Care	Specialty	Corporate	Consolidated
Premium revenue	$5,134,810	$224,385	$—	$5,359,195
Management services revenue	233,361	54,654	—	288,015

Total revenue from external customers	5,368,171	279,039	—	5,647,210
Segment net income	$185,403	$9,669	$1,360	$196,432

10.  Hedging Activities

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

        The Company uses interest rate swap agreements to manage interest rate exposures. The principal objective of such contracts is to minimize the risks and/or costs associated with financial and investing activities. The Company does not use derivative financial instruments for speculative purposes. The counterparties to these contractual arrangements are major financial institutions with which the Company also has other financial relationships. These counterparties expose the Company to credit loss in the event of non-performance. However, the Company does not anticipate non-performance by the other parties. As of June 30, 2002, the Company reported a net derivative liability of $11.4 million of which a derivative liability of $13.8 million was related to the cash flow hedges and a derivative asset of $2.4 million was related to the fair value hedge.

  Fair Value Hedges

        In order to mitigate interest rate fluctuations associated with its $450 million aggregate principal amount at maturity of 6 3/8% Notes due June 15, 2006, the Company, on January 15, 2002, entered into a $200 million notional amount interest rate swap agreement. The swap agreement is a contract to exchange a fixed 6 3/8% rate for a LIBOR-based floating rate. The swap agreement expires June 15, 2006. For the six months ended June 30, 2002, the Company recognized $2.8 million of income from this swap which was recorded as a reduction to interest expense. As of June 30, 2002, the Company recognized a derivative asset of $2.4 million related to this swap agreement.

        During 2001, the Company entered into foreign currency forward exchange contracts for each of the fixed maturity securities on hand denominated in foreign currencies in order to hedge asset positions with respect to currency fluctuations related to these securities. As of December 31, 2001, however, the Company had liquidated its non-dollar foreign bond holdings and as a result entered into a hedge to offset the remaining currency hedge. Both hedges expired during the quarter ended June 30, 2002. Subsequent to the implementation of Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS No. 133"), all gains and losses from both effective and ineffective forward exchange contracts have been reported in investment income offset by the related gains and losses on the Company's available-for-sale foreign securities.

  Cash Flow Hedges

        The Company uses interest rate swap agreements to reduce the impact of changes in interest rates on its floating rate debt under its revolving credit facility. The swap agreements are contracts to exchange variable-rate for fixed-rate interest payments without the exchange of the underlying notional amounts. During the six months ended June 30, 2002, the Company recognized a net loss of approximately $8,000 reported in interest expense in the Consolidated Income Statements, which represents the total ineffectiveness of all cash flow hedges.

        As of June 30, 2002, the Company had the following interest rate swap agreements in effect (notional amount in thousands) in addition to the swap agreement referred to under "Fair Value Hedges":

Notional Amount	Strike Rate	Expiration Date
$150,000	6.99%	October 17, 2003
$50,000	7.06%	October 17, 2006

        As of June 30, 2002, the Company had recognized a derivative liability related to these swap agreements of $13.8 million, which was included in other non-current liabilities of the Consolidated Balance Sheets.

11.  New Pronouncements

        In June 2001, the FASB issued Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" ("SFAS No. 142"). SFAS No. 142 addresses financial accounting and reporting for acquired goodwill and other intangible assets and supersedes APB Opinion No. 17, "Intangible Assets." The new rules change the accounting methodology for goodwill from a model that amortizes goodwill to one which evaluates it for impairment. Amortization of goodwill, including previously recorded goodwill, ended upon adoption of the new rules. The new rules also eliminate amortization of other intangibles with indefinite useful lives, but these assets are also subject to the impairment tests. SFAS No. 142 is effective for fiscal years beginning after December 15, 2001. Upon adoption of SFAS No. 142 on January 1, 2002, the Company's evaluation of its goodwill and other intangible assets resulted in no impairment loss. Amortization of goodwill and other intangibles for the quarter ended June 30, 2002 and 2001, totaled $9.6 million and $17.3 million, respectively. Amortization of goodwill and other intangibles for the six months ended June 30, 2002 and 2001, totaled $18.4 million and $28.6 million, respectively. SFAS No. 142 accounted for $11.2 million of the amortization decrease for the quarter ended June 30, 2002, partially offset by a net increase in amortization of intangible assets with definite useful lives of $3.5 million, primarily due to recent acquisitions. SFAS No. 142 accounted for $18.3 million of the amortization decrease for the six months ended June 30, 2002, partially offset by a net increase in amortization of intangible assets with definite useful lives of $8.1 million, primarily due to recent acquisitions.

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

        In May 2002, the FASB issued Statement of Financial Accounting Standards No. 145, "Rescission of FASB statements No. 4, 44 and 64, Amendment of FASB statement No. 13 and Technical Corrections as of April 2002," ("SFAS No. 145"). With the rescission of SFAS No. 4, gains and losses from the extinguishment of debt should be classified as extraordinary items only if they meet the criteria in APB Opinion No. 30, Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions ("APB Opinion No. 30"). Applying the provisions of APB Opinion No. 30 will distinguish transactions that are part of an entity's recurring operations from those that are unusual or infrequent or that meet the criteria for classification as an extraordinary item. The provisions of SFAS No. 145 related to the rescission of SFAS No. 4 shall be applied for fiscal years beginning after May 15, 2002. The Company has determined that the extinguishment of debt under its Zero Coupon Convertible Subordinated Debentures does not meet the requirements of unusual or infrequent and therefore would not be included as an extraordinary item with the rescission of SFAS No. 4. The Company does not believe the other provisions within SFAS No. 145 will have a material effect on the Company's financial statements.

        In July 2002, the FASB issued Statement of Financial Accounting Standards No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" ("SFAS No. 146"). SFAS No. 146 replaces current accounting literature and requires the recognition of costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. SFAS No. 146 is to be applied prospectively to exit or disposal activities initiated after December 31, 2002. The Company does not believe the adoption of SFAS No. 146 will have a material effect on the Company's financial statements.

12.  Pending Transactions

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

        In April 2002, the Maryland legislature adopted legislation that would, among other things, require that the consideration paid by the Company in the CareFirst transaction consist entirely of cash, prohibit certain change-in-control payments to CareFirst management previously approved by the CareFirst's Board of Directors and delay for 90 days the effectiveness of any decision by the Maryland Insurance Administration regarding CareFirst's for-profit conversion and consummation of the CareFirst transaction in order to allow the Maryland legislature to review the decision. The Company is currently assessing the effects of this legislation on the proposed transaction. The Maryland Insurance Administration has engaged an independent consultant to provide a preliminary valuation analysis regarding CareFirst, which the Company currently expects will be completed during the third quarter of 2002. Once this analysis has been received, the Company also expects to assess the analysis' impact on the proposed transaction.

13.  Related Party Transactions

        In December 2000, the Company formed The WellPoint Foundation ("Foundation"), a non-profit organization exempt from federal taxation under Section 501(c)(3) of the Internal Revenue Code. The purpose of the Foundation is to improve the health and well-being of individuals in the communities served by the Company. The Foundation Board of Directors is comprised solely of persons who are also officers of the Company. For the quarter and six months ended June 30, 2002, the Company contributed $15.0 million and $30.0 million, respectively, to the Foundation on a committed basis. No commitments were made to the Foundation for the quarter and six months ended June 30, 2001. The Company had an outstanding commitment payable to the Foundation of $15 million as of June 30, 2002 and December 31, 2001. These commitments were paid in the subsequent quarter for each respective period. The Company has no legal obligations for any future commitments to the Foundation.

14.  Extraordinary Items

        During the quarter ended June 30, 2002, the Company recorded two extraordinary items, a gain related to the acquisition of MethodistCare, which was due to an excess of the fair value of net assets over acquisition costs and a loss related to the early redemption of certain of the Debentures. The acquisition on April 30, 2002 of MethodistCare resulted in an extraordinary gain of $4.0 million, or $0.03 per share assuming full dilution, for both the quarter and six months ended June 30, 2002. During the second quarter of 2002, Debenture holders converted $5.1 million in aggregate principal amount at maturity of the Debentures with a carrying value (including accrued interest) of $3.6 million. The total purchase price paid by the Company of $5.7 million resulted in an extraordinary loss of $2.1 million, net of tax expense totaling $1.3 million, or $0.01 per share assuming full dilution, for both the quarter and six months ended June 30, 2002.

15.  Subsequent Events

        In July 2002, one of the Company's wholly owned subsidiaries, Blue Cross of California ("BCC"), agreed to pay $9.25 million to the U.S. Treasury to settle allegations brought by a former employee under the Civil False Claims Act against BCC in its former role as a Medicare Part A fiscal intermediary. Under the settlement, BCC expressly denied the allegations made by the plaintiff.

        Part A fiscal intermediaries act as third-party administrators of claims filed by hospitals, nursing homes and certain other health care providers for medical services rendered to Medicare-eligible individuals. The lawsuit alleged that in the 1990s, BCC incorrectly entered dates into a tracking system that monitored the process of auditing cost reports submitted by health care providers to BCC.

        The Company was sued in its capacity as the parent organization of BCC. The settlement agreement contains no allegations that the Company engaged in any wrongdoing. The settlement did not have a material adverse impact on the Company's statement of financial position and results of operations.

Report of Independent Accountants

To the Stockholders and Board of Directors
WellPoint Health Networks Inc.

        We have reviewed the accompanying consolidated balance sheet of WellPoint Health Networks Inc. and its subsidiaries ("the Company") as of June 30, 2002, and the related consolidated income statements for each of the three-month and six-month periods ended June 30, 2002 and 2001, and the related consolidated statement of changes in stockholders' equity for the six month period ended June 30, 2002 and the consolidated statements of cash flows for the six month periods ended June 30, 2002 and 2001. These financial statements are the responsibility of the Company's management.

        We conducted our review in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

        Based on our review, we are not aware of any material modifications that should be made to the accompanying consolidated interim financial statements for them to be in conformity with accounting principles generally accepted in the United States of America.

        We previously audited in accordance with auditing standards generally accepted in the United States of America, the consolidated balance sheet as of December 31, 2001, and the related consolidated income statement and consolidated change in stockholders' equity and cash flows for the year then ended (not presented herein), and in our report dated January 31, 2002 except for Note 3 as to which the date is March 15, 2002, and Note 22 as to which the date is March 18, 2002, we expressed an unqualified opinion on those consolidated financial statements. Our report included an explanatory paragraph, that effective January 1, 1999, the Company changed its method of accounting for start-up costs. In our opinion, the information set forth in the accompanying consolidated balance sheet information as of December 31, 2001, is fairly stated in all material respects in relation to the consolidated balance sheet from which it has been derived.

/s/ PricewaterhouseCoopers LLP

Los Angeles, California
July 23, 2002

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

General

        The Company is one of the nation's largest publicly traded managed health care companies. As of June 30, 2002, WellPoint had approximately 13.0 million medical members and approximately 45.3 million specialty members. As a result of the January 31, 2002 closing of the RightCHOICE transaction, the Company's medical membership increased by approximately 2.2 million members. The Company offers a broad spectrum of network-based managed care plans. WellPoint provides these plans to the large and small employer, individual and senior markets. The Company's managed care plans include HMOs, PPOs, POS plans, other hybrid medical plans and traditional indemnity plans. In addition, the Company offers managed care services, including underwriting, actuarial services, network access, medical cost management and claims processing. The Company also provides a broad array of specialty and other products, including pharmacy, dental, life insurance, preventive care, disability insurance, behavioral health, COBRA and flexible benefits account administration. The Company markets its products in California primarily under the name Blue Cross of California, in Georgia primarily under the name Blue Cross Blue Shield of Georgia, in various parts of Missouri (including the greater St. Louis area) under the name Blue Cross Blue Shield of Missouri and in other states primarily under the name UNICARE or HealthLink. The Company holds the exclusive right in California to market its products under the Blue Cross name and mark and in Georgia and in 85 counties in Missouri (including the greater St. Louis area) to market its products under the Blue Cross Blue Shield names and marks.

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

  Acquisition of MethodistCare

        On April 30, 2002, the Company completed the acquisition of MethodistCare (See Note 3 to the Consolidated Financial Statements), serving over 70,000 members in the Houston, Texas area.

  Acquisition of RightCHOICE

        On October 17, 2001, the Company entered into an Agreement and Plan of Merger with RightCHOICE, through its wholly owned subsidiary, RWP Acquisition Corp. (See Note 3 to the Consolidated Financial Statements). On January 31, 2002, the Company completed this transaction, pursuant to which RightCHOICE became a wholly owned subsidiary of the Company. The acquisition was valued at approximately $1.4 billion on the closing date, which was paid with $379.1 million in cash and approximately 16.5 million shares of WellPoint common stock. RightCHOICE, through its exclusive license to use the Blue Cross and Blue Shield names and service marks, is the largest provider of managed health care benefits in the state of Missouri based on number of members. RightCHOICE, through its HealthLink subsidiary, also provides network rental, administrative services, workers' compensation managed care services and other non-underwritten health benefit programs. As of January 31, 2002, RightCHOICE served approximately 2.2 million medical members in Missouri, Arkansas, Illinois, Indiana, Iowa, Kentucky and West Virginia. RightCHOICE has historically experienced a higher administrative expense ratio than the Company's core businesses due to its higher concentration of administrative services business. For the quarter and six months ended June 30, 2002, the RightCHOICE business experienced a higher administrative expense ratio than the Company's core businesses.

  Acquisition of Cerulean

        On March 15, 2001, the Company completed its acquisition of Cerulean Companies, Inc. ("Cerulean"), the parent company of Blue Cross Blue Shield of Georgia, Inc. (See Note 3 to the Consolidated Financial Statements). Cerulean, principally through its Blue Cross and Blue Shield of Georgia subsidiary, offers insured and administrative services products primarily in the State of Georgia. Cerulean has historically experienced a higher administrative expense ratio than the Company's core businesses due to its higher concentration of administrative services business. Cerulean has also historically experienced a higher medical loss ratio than the Company's core businesses due to its higher percentage of Large Employer Group business and fewer managed care offerings. Accordingly, Cerulean's higher loss and administrative expense ratios have contributed to an increase in those ratios for the Company. The acquisition increased the Company's Georgia medical membership by approximately 1.9 million members as of March 31, 2001. The cash purchase price was $700.0 million. As a result of the acquisition of Cerulean, the Company also incurred $134.5 million in expenses, primarily related to change in control payments to Cerulean management and transaction costs. This acquisition was accounted for under the purchase method of accounting.

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

        In April 2002, the Maryland legislature adopted legislation that would, among other things, require that the consideration paid by the Company in the CareFirst transaction consist entirely of cash, prohibit certain change-in-control payments to CareFirst management previously approved by CareFirst's Board of Directors and delay for 90 days the effectiveness of any decision by the Maryland Insurance Administration regarding CareFirst's for-profit conversion and consummation of the CareFirst transaction in order to allow the Maryland legislature to review the decision. The Company is currently assessing the effects of this legislation on the proposed transaction. The Maryland Insurance Administration has engaged an independent consultant to provide a preliminary valuation analysis regarding CareFirst, which the Company currently expects will be completed during the third quarter of 2002. Once this analysis has been received, the Company also expects to assess the analysis' impact on the proposed transaction.

  National Expansion and Other Recent Developments

        In an effort to pursue the expansion of the Company's business outside the state of California, the Company acquired two businesses in 1996 and 1997, the Life and Health Benefits Management Division ("MMHD") of Massachusetts Mutual Life Insurance Company and the Group Benefits Operations (the "GBO") of John Hancock Mutual Life Insurance Company. The acquisitions of Rush Prudential Health Plans and a mail-order pharmacy which now does business as PrecisionRx in 2000 and the acquisition of Cerulean in 2001 were also components of this expansion strategy. In 2001, the Company entered into definitive agreements to expand into the Midwest with its acquisition of RightCHOICE, which closed on January 31, 2002, and into the Mid-Atlantic region with the pending acquisition of CareFirst, which is expected to close in 2003. On April 30, 2002, the Company completed its acquisition of MethodistCare.

        As a result of these various acquisitions, the Company has significantly expanded its operations outside of California. In order to integrate its acquired businesses and implement the Company's regional expansion strategy, the Company will need to develop satisfactory networks of hospitals, physicians and other health care service providers, develop distribution channels for its products and successfully convert acquired books of business to the Company's existing information systems, which will require continued investments by the Company.

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

        The Company's results of operations for the quarter ended June 30, 2002 include its acquired operations of Cerulean and RightCHOICE for the full quarter and operating results for MethodistCare for the period from April 30, 2002, its date of acquisition. The Company's consolidated results of operations for the six months ended June 30, 2002 include six months of earnings for Cerulean, five months of earnings for RightCHOICE and two months of earnings for MethodistCare. The results of operations for the quarter ended June 30, 2001 include a full quarter of earnings for Cerulean and the results of operations for the six months ended June 30, 2001 include the results of Cerulean for the period from March 15, 2001, its date of acquisition.

        The following table sets forth selected operating ratios. The loss ratio for health care services and other benefits is shown as a percentage of premium revenue. All other ratios are shown as a percentage of premium revenue and management services revenue combined.

	Quarter Ended June 30,		Six Months Ended June 30,
	2002	2001	2002	2001
Operating Revenues:
Premium revenue	95.1%	94.9%	95.2%	94.9%
Management services revenue	4.9%	5.1%	4.8%	5.1%

	100.0%	100.0%	100.0%	100.0%
Operating Expenses:
Health care services and other benefits (loss ratio)	81.5%	81.6%	81.1%	81.2%
Selling expense	4.0%	4.0%	4.0%	4.2%
General and administrative expense	12.7%	14.0%	13.3%	14.0%

Membership

        The following table sets forth membership data and the percent change in membership:

  Medical Membership (a)(b)(c)(d)

	June 30,
			Percent Change
	2002(e)	2001 (e)
California
Large Group	4,492,189	3,959,472	13.5%
Individual and Small Group	1,607,429	1,561,767	2.9%
Senior	237,505	209,353	13.4%

Total California	6,337,123	5,730,592	10.6%

Central Region (f)
Missouri
Large Group	1,146,113	27,694	N/A
Individual and Small Group	232,340	632	N/A
Senior	43,056	117	N/A

Total Missouri	1,421,509	28,443	N/A

Illinois
Large Group	746,843	434,634	71.8%
Individual and Small Group	120,832	76,260	58.4%
Senior	12,589	11,261	11.8%

Total Illinois	880,264	522,155	68.6%

Texas
Large Group	381,785	310,171	23.1%
Individual and Small Group	196,291	162,867	20.5%
Senior	521	326	59.8%

Total Texas	578,597	473,364	22.2%

Other States
Large Group	1,665,506	1,403,663	18.7%
Individual and Small Group	92,088	78,923	16.7%
Senior	21,907	15,436	41.9%

Total Other States	1,779,501	1,498,022	18.8%

Georgia
Large Group	1,583,767	1,508,004	5.0%
Individual and Small Group	391,211	317,888	23.1%
Senior	70,396	77,614	-9.3%

Total Georgia	2,045,374	1,903,506	7.5%

Total Medical Membership	13,042,368	10,156,082	28.4%

ASO Membership (g)
California	1,446,309	1,354,284	6.8%
Central Region	2,800,553	1,498,333	86.9%
Georgia	875,697	889,202	-1.5%

Total ASO Membership	5,122,559	3,741,819	36.9%
Risk Membership
California	4,890,814	4,376,308	11.8%
Central Region	1,859,318	1,023,651	81.6%
Georgia	1,169,677	1,014,304	15.3%

Total Risk Membership	7,919,809	6,414,263	23.5%

Total Medical Membership	13,042,368	10,156,082	28.4%

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

(e)
Membership numbers as of June 30, 2001 have been adjusted to include members from two Company-owned or Company-controlled rental networks as well as the Company's proportionate share of members associated with a joint venture providing Medicaid services in Puerto Rico. Membership numbers as of June 30, 2002 also include members from these entities. As of June 30, 2002 and June 30, 2001, total members associated with these entities were 344,767 and 320,991, respectively. Membership numbers as of June 30, 2002 reflect members resulting from the Company's January 2002 merger with RightCHOICE Managed Care, Inc. ("RightCHOICE"). In order to reflect consistent membership numbers across the Company's various operating subsidiaries, the Company has excluded certain members for which RightCHOICE provides workers' compensation managed care services, which RightCHOICE previously reflected as members. There were approximately 975,007 and 789,439 such members as of June 30, 2002 and June 30, 2001, respectively. The membership numbers as of

June 30, 2002 have also been adjusted to eliminate approximately 135,449 shared members that are enrolled in UNICARE plans using the HealthLink networks. Finally, the Company has also excluded certain members participating in a national Blue Cross and Blue Shield Association program that were previously included as medical members by RightCHOICE. There were approximately 125,344 and 85,472 members in this program in the former RightCHOICE business as of June 30, 2002 and June 30, 2001, respectively.

(f)
Central Region Large Group membership includes network access services members, primarily from HealthLink, of 1,405,499 as of June 30, 2002 and 320,191 as of June 30, 2001.

(g)
ASO Membership represents members for which the Company provides administrative services only and does not assume full insurance risk.

  Specialty Membership (a)

	June 30,
			Percent Change
	2002	2001
Pharmacy	32,912,985	30,471,062	8.0%
Dental	2,704,078	2,675,216	1.1%
Life	2,366,670	2,114,968	11.9%
Disability	517,811	544,705	-4.9%
Behavioral Health	6,813,440	5,004,274	36.2%
(a)
Membership numbers are approximate and include some estimates based upon the number of contracts at the relevant date and an actuarial estimate of the number of members represented by the contract.

Comparison of Results for the Quarter Ended June 30, 2002 to the Quarter Ended June 30, 2001

        On March 15, 2002, WellPoint effected a two-for-one split of the Company's Common Stock. The stock split was in the form of a stock dividend of one additional share of WellPoint Common Stock for each share held. Share and per share data for all periods presented below have been adjusted to give effect to the stock split.

        The operating results for the quarter ended June 30, 2002 compared to the quarter ended June 30, 2001 were significantly affected by the RightCHOICE acquisition, which was consummated on January 31, 2002.

        As discussed in Note 9 to the Consolidated Financial Statements, effective February 1, 2002 the Company effected a change in its organizational structure and now has two reportable segments—Health Care and Specialty. The Health Care segment includes all managed care plans and managed care services. The Specialty segment includes specialty managed health care and other services. The following table depicts premium revenue by reportable segment:

	Quarter Ended June 30,
(In thousands)
	2002	2001
Health Care	$3,898,013	$2,802,730
Specialty	127,081	123,337

Consolidated	$4,025,094	$2,926,067

        Premium revenue increased 37.6%, or $1,099.0 million, to $4,025.1 million for the quarter ended June 30, 2002 from $2,926.1 million for the quarter ended June 30, 2001. The increase was primarily due to $312.1 million of premium revenue related to the RightCHOICE acquisition, representing 28.4% of the increase. Of the $312.1 million increase related to the RightCHOICE acquisition, $311.3 million was attributable to the Health Care segment and $0.8 million to the Specialty segment. Excluding the RightCHOICE acquisition, premium revenue would have increased 26.9% for the quarter ended June 30, 2002. The increase, excluding the RightCHOICE acquisition, was primarily due to an increase of insured member months of approximately 9.1% and the implementation of premium increases overall.

        The following table depicts management services revenue by business segment:

	Quarter Ended June 30,
(In thousands)
	2002	2001
Health Care	$170,240	$132,543
Specialty	37,591	25,948

Consolidated	$207,831	$158,491

        Management services revenue increased 31.1%, or $49.3 million, to $207.8 million for the quarter ended June 30, 2002 from $158.5 million for the quarter ended June 30, 2001. The increase was due to $38.0 million of management services revenue from the RightCHOICE acquisition. Of the $38.0 million increase related to the RightCHOICE acquisition, $35.3 million was attributable to the Health Care segment and $2.7 million to the Specialty segment. Excluding the RightCHOICE acquisition, management services revenue would have increased 7.2% for the quarter ended June 30, 2002. The increase was due to an increase in pharmacy benefit management services revenues of $7.0 million and the implementation of price increases overall.

        Investment income was $66.1 million for the quarter ended June 30, 2002 compared to $60.8 million for the quarter ended June 30, 2001, an increase of $5.3 million or 8.7%. Gross investment income increased by $6.5 million or 10.5% in 2002 over 2001 as a result of higher average investment balances for the quarter ended June 30, 2002 versus the quarter ended June 30, 2001. As a partial offset to this increase, net investment expenses increased by $1.2 million for the quarter ended June 30, 2002, due primarily to higher investment manager fees. Net realized losses remained relatively unchanged from the quarter ended June 30, 2001 to quarter ended June 30, 2002.

        The loss ratio for the quarter ended June 30, 2002 was 81.5% compared to 81.6% for the same quarter in 2001. The loss ratio attributable to the Health Care segment was 81.8% for the quarter ended June 30, 2002 compared to 82.0% for the same quarter in 2001. The loss ratio attributable to the Specialty segment was 72.9% for the quarter ended June 30, 2002 compared to 73.9% for the same quarter in 2001. The RightCHOICE business has a lower loss ratio than the Company's core businesses. Excluding RightCHOICE, the loss ratio for both segments combined remained constant at 81.6% for the quarters ended June 30, 2002 and 2001. The health care services and other benefits expense includes an estimate of claims incurred during the period but which have not been reported to the Company. This estimate is actuarially determined based on a variety of factors and is inherently subject to a number of higher variable circumstances. Consequently, the actual results could differ materially from the amount recorded in the consolidated financial statements.

        Selling expense consists of commissions paid to outside brokers and agents representing the Company. The selling expense ratio remained constant at 4.0% for the quarters ended June 30, 2002 and 2001. The RightCHOICE business has a slightly lower selling expense ratio of 3.9% than the Company's core businesses. The exclusion of RightCHOICE had no impact on the Company's selling expense ratio for the quarter ended June 30, 2002.

        The administrative expense ratio decreased to 12.7% for the quarter ended June 30, 2002 from 14.0% for the quarter ended June 30, 2001. The acquired RightCHOICE business experienced a higher administrative expense ratio than the Company's core businesses for the quarter ended June 30, 2002, due to integration expenses along with certain other transaction-related expenses. Excluding RightCHOICE, the administrative expense ratio decreased to 12.5% in the second quarter of 2002 compared to 14.0% in the second quarter of 2001, due to merger synergies and fixed administrative costs spread over a larger membership base.

        Interest expense increased $3.4 million to $17.0 million for the quarter ended June 30, 2002, compared to $13.6 million for the quarter ended June 30, 2001. The increase in interest expense was related to the higher average debt balance for the quarter ended June 30, 2002 in comparison to the quarter ended June 30, 2001, primarily due to the RightCHOICE acquisition. The weighted average interest rate for all debt for the quarter ended June 30, 2002, including the fees associated with the Company's borrowings and interest rate swap agreements, was 5.9%.

        Other expense decreased $4.6 million to $14.0 million for the quarter ended June 30, 2002, compared to $18.6 million for the quarter ended June 30, 2001. The decrease resulted from lower amortization of goodwill and other intangible assets due to the implementation of SFAS No. 142, which accounted for $11.2 million of the amortization decrease. This decrease was partially offset by the following items: i) an increase in amortization of intangible assets with definite useful lives of $3.5 million, primarily due to recent acquisitions, ii) an increase in losses on the disposition of fixed assets of $1.3 million and iii) an increase in operating expenses of $1.6 million from an insurance general agency subsidiary owned by the Company.

        The Company's net income for the quarter ended June 30, 2002 was $170.7 million, compared to $99.9 million for the quarter ended June 30, 2001. Net income for the quarter ended June 30, 2002 includes a net gain for two extraordinary items, a gain related to the acquisition of MethodistCare partially offset by a loss on early redemption of debt. The extraordinary gain amounted to $4.0 million, or $0.03 per diluted share, and was due to an excess of the fair value of net assets over acquisition costs. The extraordinary loss was $1.3 million, net of tax, or $0.01 per diluted share, which resulted from the early redemption of the Company's Zero Coupon Convertible Subordinated Debentures (the "Debentures").

        Earnings per share including the extraordinary items totaled $1.18 for the quarter ended June 30, 2002 and $0.79 for the quarter ended June 30, 2001. Earnings per share assuming full dilution including the extraordinary items totaled $1.12 for the quarter ended June 30, 2002 and $0.76 for the quarter ended June 30, 2001.

        Earnings per share for the quarter ended June 30, 2002 is based upon weighted average shares outstanding of 144.9 million shares, excluding potential common stock, and 152.6 million shares, assuming full dilution. Earnings per share for the quarter ended June 30, 2001 is based on 126.7 million shares, excluding potential common stock, and 131.6 million shares, assuming full dilution. The increase in weighted average shares outstanding primarily resulted from the issuance of shares related to the RightCHOICE acquisition and Company's employee stock option and purchase plans.

Comparison of Results for the Six Months Ended June 30, 2002 to the Six Months Ended June 30, 2001

        The following table depicts premium revenue by reportable segment:

	Six Months Ended June 30,
(In thousands)
	2002	2001
Health Care	$7,473,738	$5,134,810
Specialty	250,015	224,385

Consolidated	$7,723,753	$5,359,195

        Premium revenue increased 44.1%, or $2,364.6 million, to $7,723.8 million for the six months ended June 30, 2002 from $5,359.2 million for the six months ended June 30, 2001. The increase was primarily due to $1,216.4 million of premium revenue related to the RightCHOICE and Cerulean acquisitions, representing 51.4% of the increase. Of the $1,216.4 million increase related to the RightCHOICE and Cerulean acquisitions, $1,192.4 million was attributable to the Health Care segment and $24.0 million to the Specialty segment. Excluding acquisitions, premium revenue would have increased 24.3% for the six months ended June 30, 2002. The increase, excluding acquisitions, was primarily due to an increase of insured member months of approximately 7.6% and the implementation of premium increases overall.

        The following table depicts management services revenue by business segment:

	Six Months Ended June 30,
(In thousands)
	2002	2001
Health Care	$323,956	$233,361
Specialty	68,312	54,654

Consolidated	$392,268	$288,015

        Management services revenue increased 36.2%, or $104.3 million, to $392.3 million for the six months ended June 30, 2002 from $288.0 million for the six months ended June 30, 2001. The increase was due to $102.1 million of management services revenue from the RightCHOICE and Cerulean acquisitions. Of the $102.1 million increase related to the RightCHOICE and Cerulean acquisitions, $98.6 million was attributable to the Health Care segment and $3.5 million to the Specialty segment. Excluding acquisitions, management services revenue would have increased 0.9% for the six months ended June 30, 2002.

        Investment income was $126.1 million for the six months ended June 30, 2002 compared to $113.6 million for the six months ended June 30, 2001, an increase of $12.5 million or 11.0%. Gross investment income increased $9.2 million or 7.4% in 2002 over 2001 as a result of higher average investment balances during the six months ended June 30, 2002 versus the six months ended June 30, 2001. Lower net realized losses for the six months ended June 30, 2002 of $1.4 million as compared to net realized losses in 2001 of $7.1 million also contributed to the increase. As a partial offset to these increases, net investment expenses increased by $2.4 million for the six months ended June 30, 2002, due primarily to higher investment manager fees.

        The loss ratio for the six months ended June 30, 2002 was 81.1% compared to 81.2% for the same period in 2001. The loss ratio attributable to the Health Care segment was 81.4% for the six months ended June 30, 2002 compared to 81.7% for the same period in 2001. The loss ratio attributable to the Specialty segment was 71.3% for the six months ended June 30, 2002 compared to 71.6% for the same period in 2001. The RightCHOICE business has a lower loss ratio than the Company's core businesses while the acquired Cerulean business has experienced a higher loss ratio than the Company's core businesses due to its higher percentage of large employer group business and fewer managed care offerings. Excluding the RightCHOICE and Cerulean acquisitions, the loss ratio for both segments combined would have been 80.2% for the six months ended June 30, 2002 and 80.6% for the same period in 2001. The health care services and other benefits expense includes an estimate of claims incurred during the period but which have not been reported to the Company. This estimate is actuarially determined based on a variety of factors and is inherently subject to a number of higher variable circumstances. Consequently, the actual results could differ materially from the amount recorded in the consolidated financial statements.

        The selling expense ratio for the six months ended June 30, 2002 decreased to 4.0% compared to 4.2% for the six months ended June 30, 2001. The acquired Cerulean business has experienced a lower selling expense ratio due primarily to its lower percentage of individual and small employer group business. The acquired RightCHOICE business also experienced a slightly lower selling expense ratio than the Company's core businesses. Excluding acquisitions, the selling expense ratio would have decreased slightly to 4.3% for the six months ended June 30, 2002 from 4.4% for the same period in 2001.

        The administrative expense ratio decreased to 13.3% for the six months ended June 30, 2002 from 14.0% for the six months ended June 30, 2001. The acquired RightCHOICE business experienced a higher administrative expense ratio than the Company's core businesses for the six months ended June 30, 2002 due to integration expenses along with certain other transaction-related expenses. Excluding acquisitions, the administrative expense ratio decreased to 13.0% in the six months ended June 30, 2002 compared to 14.0% a year ago, due to merger synergies and fixed administrative costs spread over a larger membership base.

        Interest expense increased $11.8 million to $33.5 million for the six months ended June 30, 2002, compared to $21.7 million for the six months ended June 30, 2001. The increase in interest expense was related to the higher average debt balance for the six months ended June 30, 2002 in comparison to the six months ended June 30, 2001, primarily due to the RightCHOICE acquisition. The weighted average interest rate for all debt for the six months ended June 30, 2002, including the fees associated with the Company's borrowings and interest rate swap agreements, was 5.9%.

        Other expense decreased $7.0 million to $24.9 million for the six months ended June 30, 2002, compared to $31.9 million for the six months ended June 30, 2001. The decrease resulted from lower amortization of goodwill and other intangible assets due to the implementation of SFAS No. 142, which accounted for $18.4 million of the amortization decrease. This decrease was partially offset by the following items: i) an increase in amortization of intangible assets with definite useful lives of $8.1 million, primarily due to recent acquisitions, ii) an increase in losses on the disposition of fixed assets of $2.1 million and iii) an increase in operating expenses of $2.6 million from an insurance general agency subsidiary owned by the Company.

        The Company's net income for the six months ended June 30, 2002 was $311.8 million, compared to $196.4 million for the six months ended June 30, 2001. Net income for the six months ended June 30, 2002 includes a net gain for two extraordinary items, a gain related to the acquisition of MethodistCare partially offset by a loss on early redemption of debt. The extraordinary gain amounted to $4.0 million, or $0.03 per diluted share, and was due to an excess of the fair value of net assets over acquisition costs. The extraordinary loss was $1.3 million, net of tax, or $0.01 per diluted share, which resulted from the early redemption of certain of the Debentures.

        Earnings per share including the extraordinary items totaled $2.20 for the six months ended June 30, 2002 and $1.55 for the six months ended June 30, 2001. Earnings per share assuming full dilution including the extraordinary items totaled $2.10 for the six months ended June 30, 2002 and $1.50 for the six months ended June 30, 2001.

        Earnings per share for the six months ended June 30, 2002 is based upon weighted average shares outstanding of 142.0 million shares, excluding potential common stock, and 149.2 million shares, assuming full dilution. Earnings per share for the six months ended June 30, 2001 is based on 126.3 million shares, excluding potential common stock, and 131.5 million shares, assuming full dilution. The increase in weighted average shares outstanding primarily resulted from the issuance of shares related to the RightCHOICE acquisition and Company's employee stock option and purchase plans.

Financial Condition

        The Company's consolidated assets increased by $2,776.0 million, or 37.2%, to $10,248.1 million as of June 30, 2002 from $7,472.1 million as of December 31, 2001. The increase in total assets was primarily due to the acquisition of RightCHOICE, which accounted for $2,015.0 million or 72.6% of the increase. Excluding RightCHOICE, the increase in total assets was primarily due to growth in cash and investments of $388.4 million and an increase in receivables of $309.9 million. Cash and investments totaled $5.7 billion as of June 30, 2002, or 55.9% of total assets.

        Overall claims liabilities increased $392.1 million, or 17.7%, to $2,611.9 million as of June 30, 2002 from $2,219.8 million as of December 31, 2001. This increase is due to claims liabilities associated with the RightCHOICE acquisition of $156.5 million and an increase in the claims liabilities associated with the Company's core businesses of $235.6 million.

        As of June 30, 2002, the Company's long-term indebtedness was $1,152.0 million, of which $151.7 million was related to the Debentures, $451.6 million was related to the Company's 6 3/8% Notes due 2006, which includes a fair value adjustment of $2.4 million, $348.9 million was related to the Company's 6 3/8% Notes due 2012 and $199.8 million of commercial paper. The 6 3/8% Notes due 2012, with an aggregate principal amount at maturity of $350.0 million, were issued to finance the RightCHOICE acquisition. The Company's revolving credit facility indebtedness of $235.0 million at December 31, 2001 was repaid during the six months ended June 30, 2002 with $200.0 million obtained through the commercial paper program and operating cash of $35.0 million. (See Note 5 to the Consolidated Financial Statements).

        Stockholders' equity totaled $3,575.4 million as of June 30, 2002, an increase of $1,442.8 million from $2,132.6 million as of December 31, 2001. The increase was primarily due to the issuance of the Company's Common Stock of $1,109.1 million in connection with the RightCHOICE acquisition, net income of $311.8 million for the six months ended June 30, 2002 and a $152.9 million net increase from the reissuance of treasury stock related to the Company's employee 401(k) Plan, stock option and stock purchase plans. Partially offsetting these increases were the repurchase of two million shares of its common stock for $122.3 million and a decrease in unrealized gains of $8.7 million, net of taxes, due primarily to investment securities.

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

        The Company's strategy for achieving its investment goals is broad diversification of its investments, both across and within asset classes. As of June 30, 2002, the Company's investment portfolio consisted primarily of investment grade fixed-maturity securities. The Company's portfolio also included large capitalization and small capitalization domestic equities, foreign equities, tax-exempt municipal bonds and a small amount of non-investment grade debt securities. The fixed-income assets include both short and long-duration securities with an attempt to match the Company's funding needs.

The investment policy contains limitations regarding concentration in individual securities and industries and generally prohibits speculative and leveraged investments. Cash and investment balances maintained by the Company are sufficient to meet applicable regulatory financial stability and net worth requirements, including license requirements of the Blue Cross Blue Shield Association.

        Cash flow provided by operating activities was $596.6 million for the six months ended June 30, 2002, compared with $280.3 million for the six months ended June 30, 2001. Cash flow from operations for the six months ended June 30, 2002 was due primarily to net income before extraordinary items of $309.1 million, an increase in medical claims payable of $200.2 million due to membership growth and higher provider contract rates and an increase in accounts payable and accrued expenses of $145.7 million resulting from the timing of liability payments. Partially offsetting these increases was a decrease in receivables of $104.9 million due to revenue growth and timing of cash receipts.

        Net cash used in investing activities for the six months ended June 30, 2002 totaled $1,035.2 million, compared with $657.4 million for the six months ended June 30, 2001. The cash used in the six months ended June 30, 2002 was attributable primarily to the purchase of investments of $3.3 billion, and of property and equipment, net of sales proceeds, of $51.5 million and the purchases of RightCHOICE and MethodistCare, net of acquired cash, of $347.6 million. Proceeds from investments sold and matured totaled $2.6 billion, partially offsetting the aforementioned purchases.

        Net cash provided by financing activities totaled $292.9 million for the six months ended June 30, 2002 compared with $575.2 million for the six months ended June 30, 2001. The net cash provided in the six months ended June 30, 2002 was primarily related to additional debt of $350.0 million incurred to finance the RightCHOICE acquisition, in addition to the receipt of proceeds of $107.2 million from the issuance of stock related to the Company's employee stock option and purchase programs less $122.3 million in Company stock repurchases. During the six months ended June 30, 2002, the Company repaid its entire indebtedness under the revolving credit facility of $235.0 million at December 31, 2001. The net borrowings of commercial paper totaled $199.8 million for the six months ended June 30, 2002. The net proceeds of this commercial paper program and operating cash were used to repay the revolving credit facility.

        Effective as of March 30, 2001, the Company entered into two new unsecured revolving credit facilities allowing aggregate indebtedness of $1.0 billion. Upon execution of these facilities, the Company terminated its prior $1.0 billion unsecured revolving facility. Borrowings under these facilities (which are generally referred to collectively in this Quarterly Report on Form 10-Q as the Company's "revolving credit facility") bear interest at rates determined by reference to the bank's base rate or to the London InterBank Offered Rate ("LIBOR") plus a margin determined by reference to the then-current rating of the Company's senior unsecured long-term debt by specified rating agencies. One facility, which provides for borrowings of up to $750.0 million, expires as of March 30, 2006, although it may be extended for up to two additional one-year periods under certain circumstances. The other facility, which provides for borrowings of up to $250.0 million, originally expired as of March 30, 2002. In March 2002, the Company amended this facility to provide for an expiration date of March 28, 2003. Any amount outstanding under this facility as of March 28, 2003 may be converted into a one-year term loan at the option of the Company. Borrowings under the facilities are made on a committed basis or, in the case of the $750.0 million facility, pursuant to an auction bid process. The $750.0 million facility also contains sublimits for letters of credit and "swingline" loans. Each credit agreement requires the Company to maintain certain financial ratios and contains restrictive convenants, including restrictions on the occurrence of additional indebtedness and the granting of certain liens, limitations on acquisitions and investments and limitations on changes in control (See Note 5 to the Consolidated Financial Statements). As mentioned above, during the six months ended June 30, 2002 the Company repaid its entire outstanding revolving credit facility balance at December 31, 2001 of $235.0 million.

        In April 2002, the Company commenced a commercial paper program providing for the issuance of up to $1.0 billion in aggregate maturity value of short-term indebtedness (known generally as "commercial paper"). The commercial paper is being issued by the Company without registration under the 1933 Act in reliance upon the exemption from registration contained in Section 4(2) of the 1933 Act. The commercial paper is issued in denominations of $100,000 or integral multiples of $1,000 in excess thereof, will bear such interest rates, if interest-bearing, or will be sold at such discount from their face amounts, as agreed upon by the Company and the dealer or dealers acting in connection with the commercial paper program. The commercial paper may be issued with varying maturities up to a maximum of 270 days from the date of issuance. The commercial paper ranks equally with all other unsecured and unsubordinated indebtedness of the Company. As of June 30, 2002, the outstanding commercial paper borrowings totaled $199.8 million with various maturity dates and had interest rates ranging from 2.00% to 2.08%. The weighted average yield on the outstanding commercial paper as of June 30, 2002 was 2.03%.

        As a part of a hedging strategy to limit its exposure to variable interest rate increases, the Company entered into interest rate swap agreements in order to reduce the volatility of interest expense resulting from changes in interest rates. The swap agreements are contracts to exchange variable-rate interest payments (weighted average rate for the six months ended June 30, 2002 of 2.25%) for fixed-rate interest payments (weighted average rate for the six months ended June 30, 2002 of 7.37%) without the exchange of the underlying notional amounts. As of September 30, 2001, the Company had entered into $200.0 million of fixed rate swap agreements, which consisted of a $150.0 million notional amount swap agreement at 6.99% maturing on October 17, 2003 and a $50.0 million notional amount swap agreement at 7.06% maturing on October 17, 2006.

        In order to mitigate interest rate fluctuations associated with its $450 million aggregate principal amount at maturity of 6 3/8% Notes due June 15, 2006 (the "2001 Notes"), the Company, on January 15, 2002 entered into a $200 million notional amount interest rate swap agreement which matures on June 15, 2006. The swap agreement is a contract to exchange a fixed 6 3/8% rate for a LIBOR-based floating rate (weighted average variable rate of 5.96% for the six months ended June 30, 2002).

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

        Certain of the Company's subsidiaries are required to maintain minimum capital requirements prescribed by various regulatory agencies, including the California Department of Managed Health Care and the Departments of Insurance in various states. As of June 30, 2002 (or the most recent date with respect to which compliance is required), those subsidiaries of the Company were in compliance with all minimum capital requirements.

        On June 15, 2001, the Company issued the 2001 Notes. The net proceeds of this offering totaled approximately $449.0 million. The net proceeds from the sale of the 2001 Notes were used for repayment of indebtedness under the Company's revolving credit facilities, which indirectly financed a portion of the Cerulean acquisition. The 2001 Notes bear interest at a rate of 6 3/8% per annum, payable semi-annually in arrears on June 15 and December 15 of each year commencing December 15, 2001. Interest will be computed on the basis of a 360-day year of twelve 30-day months.

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

        The 2002 Notes may be redeemed, in whole or in part, at the Company's option at any time. The redemption price for any 2002 Notes redeemed will be equal to the greater of the following amounts: 1) 100% of the principal amount of the 2002 Notes being redeemed on the redemption date; and 2) the sum of the present values of the remaining scheduled payments of principal and interest on the 2002 Notes being redeemed on that redemption date (not including any portion of any payments of interest accrued to the redemption date) discounted to the redemption date on a semiannual basis at the Treasury rate as determined by the Reference Treasury Dealer (J.P. Morgan Securities Inc. or Deutsche Banc Alex Brown or their respective successors), plus 25 basis points. In each case, the redemption price will also include accrued and unpaid interest on the 2002 Notes to the redemption date.

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

        The Company believes that cash flow generated by operations and its cash and investment balances, supplemented by the Company's ability to borrow under its existing revolving credit facility, commercial paper program or through public or private financing sources, will be sufficient to fund continuing operations and expected capital requirements for the foreseeable future.

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

        Effective January 1, 2002, intangible assets and goodwill are accounted for under SFAS No. 142, "Goodwill and Other Intangible Assets." The new rules eliminate amortization of goodwill and other intangibles with indefinite lives, but these assets are subject to the impairment tests. (See "New Accounting Pronouncements" and Note 11 to the Consolidated Financial Statements for a more complete discussion of the Company's intangible assets and goodwill). Management is required to make assumptions and estimates, such as the discount factor, in determining estimated fair value. Such estimated fair values might produce significantly different results if other reasonable assumptions and estimates were to be used.

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

        In June 2000, the California Medical Association filed a lawsuit in U.S. district court in San Francisco against BCC. The lawsuit alleges that BCC violated the RICO Act through various misrepresentations to and inappropriate actions against health care providers. In late 1999, a number of class-action lawsuits were brought against several of the Company's competitors alleging, among other things, various misrepresentations regarding their health plans and breaches of fiduciary obligations to health plan members. In August 2000, the Company was added as a party to Shane v. Humana, et al., a class-action lawsuit brought on behalf of health care providers nationwide. In addition to the RICO claims brought in the California Medical Association lawsuit, this lawsuit also alleges violations of ERISA, federal and state "prompt pay" regulations and certain common law claims. In October 2000, the federal Judicial Panel on Multidistrict Litigation issued an order consolidating the California Medical Association lawsuit, the Shane lawsuit and various other pending managed care class-action lawsuits against other companies before District Court Judge Federico Moreno in the Southern District of Florida for purposes of the pretrial proceedings. In March 2001, Judge Moreno dismissed the plaintiffs' claims based on violation of the RICO Act, although the dismissal was made without prejudice to the plaintiffs' ability to subsequently refile their claims. Judge Moreno also dismissed, with prejudice, the plaintiffs' federal prompt pay law claims. On March 26, 2001, the California Medical Association filed an amended complaint in its lawsuit, alleging, among other things, revised RICO claims and violations of California law. A hearing on the plaintiffs' motion to certify a class was held in early May 2001. On May 9, 2001, Judge Moreno issued an order requiring that all discovery in the litigation be completed by December 2001, with the exception of discovery related to expert witnesses, which was to be completed by March 15, 2002. In June 2001, the federal Court of Appeals for the 11th Circuit issued a stay of Judge Moreno's discovery order, pending a hearing before the Court of Appeals on the Company's appeal of its motion to compel arbitration (which had earlier been granted in part and denied in part by Judge Moreno). The hearing was held in January 2002 and, in March 2002, the Court of Appeals panel issued an opinion affirming Judge Moreno's earlier action with respect to the motion to compel arbitration. The Company filed a motion requesting a rehearing of the matter before the entire 11thCircuit Court of Appeals, which motion was denied by the 11th Circuit Court of Appeals in June 2002. On July 29, 2002, Judge Moreno issued an order providing that discovery in the case would be allowed to re-commence on September 30, 2002.

        In March 2002, the American Dental Association and three individual dentists filed a lawsuit in U.S. district court in Chicago against the Company and BCC. This lawsuit alleges that WellPoint and BCC engaged in conduct that constituted a breach of contract under ERISA, trade libel and tortious interference with contractual relations and existing and prospective business expectancies. The lawsuit seeks class-action status. The Company filed a motion (which was granted in July 2002) with the federal Judicial Panel on Multidistrict Litigation requesting that the proceedings in this case be consolidated with a similar action brought against other managed care companies that has previously been consolidated with the Shane lawsuit.

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

        One of the Company's wholly owned subsidiaries operates as a pharmacy benefit manager ("PBM") under the trade name WellPoint Pharmacy Management. The PBM industry faces a number of risks and uncertainties in addition to those facing the Company's health plan business. Such risks and uncertainties include the application of federal and state anti-remuneration laws (generally known as "anti-kickback" laws), whether PBMs operate as fiduciaries under the Employee Retirement Income Security Act of 1974 ("ERISA") and are in compliance with their fiduciary obligations under ERISA in connection with the development and implementation of items such as formularies, preferred drug listings and therapeutic intervention programs, and potential liability regarding the use of patient identifiable medical information. In addition, a number of federal and state legislative proposals are being considered that could affect a variety of PBM industry practices, such as the receipt of rebates from pharmaceutical manufacturers. The Company believes that its PBM business is currently being conducted in compliance in all material respects with applicable legal requirements. However, there can be no assurance that the Company's PBM business will not be subject to challenge under various laws and regulations, or that any such challenge will not have a material adverse effect upon the Company's results of operations or financial condition. In addition, future legislative enactments affecting the PBM industry could also have a material adverse effect upon the Company's results of operations and financial condition.

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

        In April and May 2002, one of the Company's wholly owned subsidiaries acting as a pharmacy benefit management business under the tradename WellPoint Pharmacy Management received two administrative subpoenas duces tecum issued by the U.S. Attorney's Office in Boston Massachusetts. The Company does not believe that its pharmacy benefit management business is presently a target of investigation by the U.S. Attorney. The subpoenas appear to focus primarily on WellPoint Pharmacy Management's relationship with TAP Pharmaceuticals, including TAP's drugs Lupron and Prevacid. The Company has responded to the subpoenas by producing certain requested documents. The Company believes that it is in compliance in all material respects with all laws and regulations applicable to the pharmacy benefit management business.

        As a result of the general economic downturn throughout the country, California is currently experiencing a significant state budget deficit. California legislators are exploring a variety of alternatives to address this situation. In order to address the budget shortfall, there may be proposed a reduction in the fixed per member per month payments received by Medi-Cal managed care providers such as the Company. Alternatively, state legislators may seek to impose greater state taxes. Any significant reduction in payments received by the Company in connection with its Medi-Cal managed care business could have a material adverse effect on the Company's results of operations or financial condition. Additionally, any increase in state taxes could prolong or exacerbate the state's economic downturn, which could in turn have a material adverse effect on the Company results of operations or financial condition.

Review by Independent Accountants

        With respect to the unaudited consolidated financial information of WellPoint Health Networks Inc. for the three-month and six-month periods ended June 30, 2002 and 2001, PricewaterhouseCoopers LLP ("PricewaterhouseCoopers") reported that they have applied limited procedures in accordance with professional standards for a review of such information. However, their separate report dated July 23, 2002 appearing herein, states that they did not audit and they do not express an opinion on that unaudited consolidated financial information. Accordingly, the degree of reliance on their report on such information should be restricted in light of the limited nature of the review procedures applied. PricewaterhouseCoopers is not subject to the liability provisions of Section 11 of the Securities Act of 1933 for their report on the unaudited consolidated financial information because that report is not a "report" or a "part" of the registration statement prepared or certified by PricewaterhouseCoopers within the meaning of Sections 7 and 11 of the Act.

ITEM 3.    Quantitative and Qualitative Disclosures About Market Risk

        The Company is exposed to market rate risks associated with its investments and borrowings. Market risk represents the risk of loss in value of a financial instrument resulting from changes in interest rates and equity prices. The Company regularly evaluates its assets and liabilities as well as the appropriateness of investments relative to its internal investment guidelines.

        As of June 30, 2002, the Company's investment securities at market value totaled $4.7 billion, of which 90.0% was invested in fixed income securities with intermediate durations and the remaining 10.0% in equity securities. The Company has evaluated the net impact to the fair value of its fixed income investments from a hypothetical change in all interest rates of 100, 200 and 300 basis points ("bps"). In doing so, optionality was addressed through Monte Carlo simulation of the price behavior of securities with embedded options. In addressing prepayments on mortgage-backed securities, the model follows the normal market practice of estimating a non-interest rate sensitive component (primarily related to relocations) and an interest-sensitive component (primarily related to refinancings) separately. The model is based on statistical techniques applied to historical prepayment and market data, and then incorporates forward-looking mortgage market research and judgments about future prepayment behavior. Changes in the fair value of the investment portfolio are reflected in the balance sheet through stockholders' equity. Assuming increases of 100, 200 and 300 bps in market interest rates, the fair value of the Company's investment in fixed maturities as of June 30, 2002 would have decreased by $146.3 million, $290.1 million and $427.4 million, respectively.

        As of June 30, 2002, the Company's equity securities were comprised primarily of domestic stocks. Assuming an immediate decrease of 10% in market value, as of June 30, 2002, the hypothetical loss in fair value of stockholders' equity is estimated to be approximately $47.1 million.

        The Company has from time to time entered into interest rate swap agreements primarily by exchanging the floating debt payments due under its outstanding indebtedness for fixed rate payments. The Company has also entered into interest rate swap agreement by exchanging the fixed payments due under the 2001 Notes for a LIBOR-based floating rate. The Company believes that this allows it to better anticipate its interest payments while helping to manage the asset-liability relationship. As of June 30, 2002, assuming increases of 100, 200 and 300 bps in market interest rates, the fair value of the interest rate swap agreements would have, on a net basis, increased by $4.3 million and $1.1 million, and decreased by $2.0 million, respectively.

PART II    OTHER INFORMATION

ITEM 1.    Legal Proceedings

        See "Factors That May Affect Future Results of Operations" for a discussion of various pending legal matters involving the Company. The Company's Annual Report on Form 10-K/A for the year ended December 31, 2001 also contains a discussions of various pending legal matters.

ITEM 2.    Changes in Securities and Use of Proceeds

        In June 2002, the Company inadvertently sold approximately 4,900 shares without registration under the Securities Act of 1933 to certain of its employees participating in the Blue Cross Blue Shield of Missouri 401(k) Savings Program. These shares were sold for an aggregate of approximately $428,000.

ITEM 4.    Submission of Matters to a Vote of Security Holders

        On June 27, 2002, the annual meeting of stockholders of the Company was held. The agenda items for such meeting are shown below along with the vote of the Company's Common Stock with respect to such agenda items.

1.
Election of three Class III Directors to serve until the 2003 Annual Meeting of Stockholders and one Class II director to serve until the 2004 Annual Meeting of Stockholders; or in each case until the election of their successors.

Class III Nominees:
Nominee:	W. Toliver Besson Votes FOR: 119,348,904 Votes WITHHELD AUTHORITY: 5,553,909
Nominee:	Julie A. Hill Votes FOR: 123,217,638 Votes WITHHELD AUTHORITY: 1,685,175
Nominee:	Leonard D. Schaeffer Votes FOR: 123,217,638 Votes WITHHELD AUTHORITY: 1,685,175

Class II Nominee:
Nominee:	Jane G. Pisano Votes FOR: 122,594,441 Votes WITHHELD AUTHORITY: 2,308,372

        The terms of Roger E. Birk, Sheila P. Burke, William H.T. Bush, Warren Y. Jobe and Elizabeth A. Sanders continued after the meeting.

2.
Ratification of the selection of PricewaterhouseCoopers LLP as the Company's independent public accountants for the fiscal year ending December 31, 2002.
Votes FOR:	117,655,318
Votes AGAINST:	6,716,145
Votes WITHHELD AUTHORITY:	531,350
Broker non-votes:	0

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
4.06	Form of 6 3/8% Note due 2006, incorporated by reference to Exhibit 4.1 to the Registrant's Current Report on Form 8-K dated June 12, 2001.
4.07	Form of 6 3/8% Note due 2012, incorporated by reference to Exhibit 4.1 to the Registrant's Current Report on Form 8-K dated January 12, 2002.

10.01	Amendment to the WellPoint 401(k) Retirement Savings Plan effective as of April 30, 2002
15.01	Letter regarding unaudited interim financial information
99.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350
99.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350
  (b)
  Reports on Form 8-K

        On April 10, 2002, the Company filed a Current Report on Form 8-K which reported that the Company had received a letter from the Internal Revenue Service (the "IRS") notifiying the Company that a private letter ruling received by the Company on September 1998 would not be revoked on a retroactive basis. Previously, in March 2002, the Company had received a letter from the IRS notifying the Company that the IRS was considering revoking the September 1998 private letter ruling. The letter further stated that the IRS was withdrawing the private letter ruling and that the Company could no longer rely on the private letter ruling. In March 2002, the Company had submitted a written request for relief from retroactive affect of the revocation under Section 7805(b) of the Internal Revenue Code.

        On May 3, 2002, the Company filed a Current Report on Form 8-K disclosing the medical membership of the Company as of December 31, 1999 and 2000, as of each calendar quarter end in the year ended December 31, 2001 and as of March 31, 2002. As a result of the Company's acquisition of RightCHOICE Managed Care, Inc. in January 2002 and in order to reflect consistent membership numbers across the Company's various operating subsidiaries, the Company had adopted certain revisions to its medical membership accounting methodology.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WELLPOINT HEALTH NETWORKS INC. Registrant

Date: August 13, 2002	By:	/s/ LEONARD D. SCHAEFFER Leonard D. Schaeffer Chairman of the Board of Directors and Chief Executive Officer

Date: August 13, 2002	By:	/s/ DAVID C. COLBY David C. Colby Executive Vice President and Chief Financial Officer

Date: August 13, 2002	By:	/s/ KENNETH C. ZUREK Kenneth C. Zurek Senior Vice President, Controller and Taxation

QuickLinks

WellPoint Health Networks Inc. Consolidated Income Statements (Unaudited)
ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
ITEM 3. Quantitative and Qualitative Disclosures About Market Risk
PART II OTHER INFORMATION
ITEM 1. Legal Proceedings
ITEM 2. Changes in Securities and Use of Proceeds
ITEM 4. Submission of Matters to a Vote of Security Holders
ITEM 6. Exhibits and Reports on Form 8-K