Form 10-Q
period 2002-09-30
WELLPOINT HEALTH NETWORKS INC /DE/
filed 2002-11-14
CIK 1013220

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2002
OR
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

        Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

Title of each class	Outstanding at November 6, 2002
Common Stock, $0.01 par value	148,758,828 shares

ITEM 1.    Financial Statements

WellPoint Health Networks Inc.
Consolidated Balance Sheets

	September 30, 2002	December 31, 2001
	(In thousands, except share data)
	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$1,020,111	$1,028,476
Investment securities, at market value	5,012,072	3,832,982
Receivables, net	1,156,957	841,722
Deferred tax assets, net	165,555	79,063
Other current assets	121,184	90,398

Total Current Assets	7,475,879	5,872,641
Property and equipment, net	342,706	222,080
Intangible assets, net	747,249	430,488
Goodwill, net	1,694,490	661,346
Long-term investments, at market value	131,994	124,611
Deferred tax assets, net	—	54,486
Other non-current assets	188,149	106,481

Total Assets	$10,580,467	$7,472,133

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Medical claims payable	$2,333,787	$1,934,620
Reserves for future policy benefits	78,752	62,739
Unearned premiums	435,088	332,813
Accounts payable and accrued expenses	1,069,842	783,026
Experience rated and other refunds	244,556	255,570
Income taxes payable	66,752	64,654
Other current liabilities	880,968	632,383

Total Current Liabilities	5,109,745	4,065,805
Accrued postretirement benefits	125,693	94,124
Reserves for future policy benefits, non-current	218,130	222,406
Long-term debt	1,156,271	837,957
Deferred tax liabilities	52,988	—
Other non-current liabilities	144,832	119,262

Total Liabilities	6,807,659	5,339,554
Stockholders' Equity:
Preferred Stock—$0.01 par value, 50,000,000 shares authorized, none issued and outstanding	—	—
Common Stock—$0.01 par value, 300,000,000 shares authorized, 147,030,129 and 135,307,637 issued at September 30, 2002 and December 31, 2001, respectively	1,470	714
Treasury stock, at cost, 1,279,465 and 7,474,305 shares at September 30, 2002 and December 31, 2001, respectively	(73,149)	(465,805)
Additional paid-in capital	1,675,653	1,002,193
Retained earnings	2,135,277	1,548,941
Accumulated other comprehensive income	33,557	46,536

Total Stockholders' Equity	3,772,808	2,132,579

Total Liabilities and Stockholders' Equity	$10,580,467	$7,472,133

See the accompanying notes to the consolidated financial statements.

WellPoint Health Networks Inc.
Consolidated Income Statements
(Unaudited)

	Quarter Ended September 30,		Nine Months Ended September 30,
	2002	2001	2002	2001
	(In thousands, except earnings per share)
Revenues:
Premium revenue	$4,183,949	$3,025,184	$11,907,702	$8,384,379
Management services and other revenue	213,407	156,191	605,675	444,206
Investment income	117,769	64,097	243,831	177,746

	4,515,125	3,245,472	12,757,208	9,006,331
Operating Expenses:
Health care services and other benefits	3,420,328	2,471,152	9,684,935	6,824,849
Selling expense	175,612	127,277	498,802	363,777
General and administrative expense	539,950	429,234	1,620,625	1,217,690

	4,135,890	3,027,663	11,804,362	8,406,316

Operating Income	379,235	217,809	952,846	600,015
Interest expense	15,992	14,590	49,450	36,332
Other expense, net	15,072	19,399	39,973	51,331

Income before Provision for Income Taxes and Extraordinary Items	348,171	183,820	863,423	512,352
Provision for income taxes	139,279	75,374	345,468	207,474

Income before Extraordinary Items	208,892	108,446	517,955	304,878
Extraordinary Items:
Gain from negative goodwill on acquisition	4,908	—	8,950	—
Loss on early extinguishment of debt, net of tax benefit of $1,696 and $2,534 for the quarter and nine months ended September 30, 2002, respectively	(2,544)	—	(3,802)	—

	2,364	—	5,148	—

Net Income	$211,256	$108,446	$523,103	$304,878

Earnings Per Share:
Income before Extraordinary Items	$1.44	$0.85	$3.62	$2.41
Extraordinary gain from negative goodwill on acquisition	0.03	—	0.06	—
Extraordinary loss on early extinguishment of debt, net of tax benefit	(0.02)	—	(0.03)	—

Net Income	$1.45	$0.85	$3.65	$2.41

Earnings Per Share Assuming Full Dilution:
Income before Extraordinary Items	$1.37	$0.82	$3.45	$2.32
Extraordinary gain from negative goodwill on acquisition	0.03	—	0.06	—
Extraordinary loss on early extinguishment of debt, net of tax benefit	(0.02)	—	(0.03)	—

Net Income	$1.38	$0.82	$3.48	$2.32

Weighted Average Shares Outstanding	145,523	127,211	143,178	126,638

Fully Diluted Weighted Average Shares Outstanding	152,764	132,911	150,421	131,992

See the accompanying notes to the consolidated financial statements.

WellPoint Health Networks Inc.
Consolidated Statement of Changes in Stockholders' Equity
(Unaudited)

		Common Stock
		Issued		In Treasury				Accumulated Other Comprehensive Income
	Preferred Stock					Additional Paid-in Capital	Retained Earnings
		Shares	Amount	Shares	Amount				Total
	(In thousands)
Balance as of December 31, 2001	$—	71,391	$714	7,474	$(465,805)	$1,002,193	$1,548,941	$46,536	$2,132,579
Stock grants to employees and directors				(70)	4,396				4,396
Stock issued for employee stock option and stock purchase plans				(3,214)	194,736	57,731			252,467
Stock repurchased, at cost				2,625	(165,453)				(165,453)
Proceeds from sale of put options						1,603			1,603
Stock issued in connection with acquisition of RightCHOICE Managed Care, Inc.		2,718	27	(5,536)	358,977	687,105	62,979		1,109,088
100% Stock Dividend on March 15, 2002		72,921	729			(729)			—
Net losses from treasury stock reissued						(72,250)	254		(71,996)
Comprehensive income (loss)
Net income							523,103		523,103
Other comprehensive income, net of tax
Change in unrealized valuation adjustment on investment securities, net of reclassification adjustment								(12,979)	(12,979)

Total comprehensive income (loss)							523,103	(12,979)	510,124

Balance as of September 30, 2002	$—	147,030	$1,470	1,279	$(73,149)	$1,675,653	$2,135,277	$33,557	$3,772,808

See the accompanying notes to the consolidated financial statements.

WellPoint Health Networks Inc.
Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended September 30,
	2002	2001
	(In thousands)
Cash flows from operating activities:
Income before extraordinary items	$517,955	$304,878
Adjustments to reconcile income before extraordinary items to net cash provided by operating activities:
Depreciation and amortization, net of accretion	81,676	79,401
Loss (gain) on sales of assets, net	(43,677)	8,713
Provision (benefit) for deferred income taxes	(38,273)	78,416
Amortization of deferred gain on sale of building	(3,320)	(3,320)
Accretion of interest on zero coupon convertible subordinated debentures and 6 3/8% Notes due 2012 and 6 3/8% Notes due 2006	2,475	2,270
(Increase) decrease in certain assets:
Receivables, net	(82,145)	(119,269)
Other current assets	(15,865)	(21,218)
Other non-current assets	(40,240)	(3,602)
Increase (decrease) in certain liabilities:
Medical claims payable	222,990	(12,034)
Reserves for future policy benefits	9,733	(40,201)
Unearned premiums	14,944	7,032
Accounts payable and accrued expenses	181,259	126,256
Experience rated and other refunds	(11,014)	(8,724)
Income taxes payable	31,395	43,216
Other current liabilities	116,108	87,641
Accrued postretirement benefits	5,623	2,937
Other non-current liabilities	4,521	(86,716)

Net cash provided by operating activities	954,145	445,676

Cash flows from investing activities:
Investments purchased	(4,709,986)	(3,174,306)
Proceeds from investments sold	3,908,255	2,766,619
Property and equipment purchased	(75,442)	(68,465)
Proceeds from property and equipment sold	5,786	9,130
Acquisition of new businesses, net of cash acquired	(349,178)	(556,192)

Net cash used in investing activities	(1,220,565)	(1,023,214)

Cash flows from financing activities:
Net (repayment) borrowing of long-term debt under the revolving credit facility	(235,000)	35,000
Net borrowing of commercial paper	199,778	—
Net borrowing of long-term debt under 6 3/8% Notes due 2006	—	449,026
Net borrowing of long-term debt under 6 3/8% Notes due 2012	348,905	—
Cash paid on redemption of zero coupon convertible subordinated debentures	(18,913)	—
Proceeds from issuance of common stock	127,135	64,065
Proceeds from sale of put options	1,603	367
Common stock repurchased	(165,453)	(7,433)

Net cash provided by financing activities	258,055	541,025

Net decrease in cash and cash equivalents	(8,365)	(36,513)
Cash and cash equivalents at beginning of period	1,028,476	566,889

Cash and cash equivalents at end of period	$1,020,111	$530,376

See the accompanying notes to the consolidated financial statements.

WellPoint Health Networks, Inc.
Notes to Consolidated Financial Statements
(Unaudited)

1.    Organization

        WellPoint Health Networks Inc. (the "Company" or "WellPoint") is one of the nation's largest publicly traded managed health care companies. As of September 30, 2002, WellPoint had approximately 13.1 million medical members and approximately 46.6 million specialty members. The Company offers a broad spectrum of network-based managed care plans. WellPoint provides these plans to the large and small employer, individual and senior markets. The Company's managed care plans include preferred provider organizations ("PPOs"), health maintenance organizations ("HMOs"), point-of-service ("POS") plans, other hybrid medical plans and traditional indemnity plans. In addition, the Company offers managed care services, including underwriting, actuarial service, network access, medical cost management and claims processing. The Company also provides a broad array of specialty and other products and services including pharmacy, dental, utilization management, vision, life insurance, preventive care, disability, behavioral health, medicare supplements, COBRA and flexible benefits account administration. The Company markets its products in California primarily under the name Blue Cross of California, in Georgia primarily under the name Blue Cross Blue Shield of Georgia, in various parts of Missouri (including the greater St. Louis area) under the name Blue Cross Blue Shield of Missouri and in various parts of the country under the name UNICARE or HealthLink. The Company holds the exclusive right in California to market its products under the Blue Cross name and mark and in Georgia and in 85 counties in Missouri (including the greater St. Louis area) to market its products under the Blue Cross Blue Shield names and marks. The Company's customer base is diversified, with extensive membership among large and small employer groups and individuals and a growing presence in the Medicare and Medicaid markets.

2.    Basis of Presentation

        The accompanying unaudited consolidated financial statements of WellPoint, in the opinion of management, reflect all material adjustments (which are of a normal recurring nature) necessary for a fair statement of its financial position as of September 30, 2002, the results of its operations for the quarter and nine months ended September 30, 2002 and 2001, cash flows for the nine months ended September 30, 2002 and 2001 and its changes in stockholders' equity for the nine months ended September 30, 2002. The results of operations for the interim periods presented are not necessarily indicative of the operating results for the full year.

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

        On April 30, 2002, the Company completed the acquisition of MethodistCare serving over 70,000 members in the Houston, Texas area. This acquisition is intended to enable UNICARE, WellPoint's national operating unit, to expand its product line by offering HMO products along with other open-access products in MethodistCare's service area. As a result of the acquisition, the Company recognized extraordinary gains of $4.9 million and $8.9 million, or $0.03 and $0.06 per share assuming full dilution, for the quarter and nine months ended September 30, 2002, respectively, due to an excess of the fair value of net assets over acquisition costs.

        On January 31, 2002, WellPoint completed its merger, through its wholly owned subsidiary, RWP Acquisition Corp., with RightCHOICE, the parent company of Blue Cross and Blue Shield of Missouri, which served approximately 2.2 million medical members as of January 31, 2002. Under the terms of the transaction, total consideration paid to all holders of RightCHOICE common stock and holders of employee stock options in the merger was approximately $379.1 million in cash and 16.5 million shares of WellPoint Common Stock. The Company issued approximately 11.1 million shares from treasury stock and the remaining 5.4 million shares from newly issued shares of WellPoint Common Stock. The total purchase price of approximately $1,442.1 million was used to purchase net assets with a fair value of approximately $304.9 million. This acquisition was accounted for under the purchase method of accounting and, accordingly, the consolidated results of operations of the Company include the results of RightCHOICE from the date of acquisition. As a result of the acquisition of RightCHOICE, the Company estimates that it will incur $114.8 million in expenses primarily related to change-in-control payments to RightCHOICE management and transaction costs. Generally accepted accounting principles require that these expenses, which are not associated with the generation of future revenues and have no future economic benefit, be reflected as assumed liabilities in the allocation of the purchase price to the net assets acquired. Goodwill and other intangibles totaling $1,341.1 million includes $108.4 million of deferred and current tax liabilities relating to identified intangibles. With the adoption of Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" ("SFAS No. 142"), goodwill and other intangible assets with indefinite useful lives are no longer amortized, but instead subject to impairment tests. Identified intangibles with definite useful lives are being amortized on a straight-line basis or the timing of related cash flows depending upon the expected amortization pattern over 15 to 20 years. The valuation process is not yet complete and, as a result, the useful lives and method of amortization are only preliminary estimates. The current estimated purchase price allocation between goodwill and identifiable intangible assets is $1,075.0 million and $266.1 million, respectively.

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

        In accordance with the requirements of Statement of Financial Accounting Standards No. 141, "Business Combinations" ("SFAS No. 141"), the following unaudited pro forma summary presents revenues, net income and per share data of WellPoint as if the acquisitions of Cerulean, RightCHOICE and MethodistCare had occurred on January 1, 2001. The pro forma information includes the results of operations for each acquired entity for the period prior to its acquisition, adjusted for interest expense on long-term debt incurred to fund the acquisitions, amortization of goodwill and intangible assets and the related income tax effects. The pro forma financial information for the quarter and nine months ended September 30, 2001 is presented under the requirements of APB Opinion No. 16, "Business Combinations," which allows for amortization of goodwill and other intangible assets with indefinite useful lives. The pro forma financial information for the quarter and nine months ended September 30, 2002 is presented under the requirements of SFAS No. 141, which eliminates the amortization of goodwill and other intangible assets with indefinite useful lives. For comparability purposes, the pro forma financial information for the quarter and nine months ended September 30, 2001 have also been presented under the requirements of SFAS No. 141.

        The pro forma financial information is presented for informational purposes only and may not be indicative of the results of operations had the Company been a single entity during the quarter and nine months ended September 30, 2002 and 2001, nor is it necessarily indicative of future results of operations. Pro forma earnings per share is based on 145.5 million and 143.7 million weighted average shares outstanding for the quarter ended September 30, 2002 and 2001, respectively. Pro forma earnings per share assuming full dilution is based on 152.8 million and 150.6 million weighted average shares outstanding for the quarter ended September 30, 2002 and 2001, respectively. Pro forma earnings per share is based on 145.0 million and 143.1 million weighted average shares outstanding for the nine months ended September 30, 2002 and 2001, respectively. Pro forma earnings per share assuming full dilution is based on 152.4 million and 149.7 million weighted average shares outstanding for the nine months ended September 30, 2002 and 2001, respectively.

	Quarter Ended September 30,			Nine Months Ended September 30,
	2002 (SFAS 142)	2001 (APB 16)	2001 (SFAS 142)	2002 (SFAS 142)	2001 (APB 16)	2001 (SFAS 142)
	(In thousands, except per share data)
Revenues	$4,515,125	$3,595,372	$3,595,372	$12,918,683	$10,505,303	$10,505,303
Adjusted Pro forma
Income before Extraordinary Items	$208,892	$107,694	$131,201	$509,797	$308,883	$378,762
Adjusted Pro forma
Net Income	$202,306	$107,694	$140,151	$505,995	$308,883	$387,712
Earnings Per Share:
Adjusted Pro forma
Income before Extraordinary Items	$1.44	$0.75	$0.91	$3.52	$2.16	$2.65
Adjusted Pro forma
Net Income	$1.39	$0.75	$0.97	$3.49	$2.16	$2.17
Diluted Earnings Per Share:
Adjusted Pro forma
Income before Extraordinary Items	$1.37	$0.72	$0.87	$3.36	$2.07	$2.54
Adjusted Pro forma
Net Income	$1.32	$0.72	$0.93	$3.33	$2.07	$2.60

        For the nine months ended September 30, 2001, the adjusted pro forma income before extraordinary items and adjusted pro forma net income includes a $13.1 million after-tax gain resulting from MethodistCare's sale of its investment in a limited liability partnership operating in a large multi-practice medical group.

4.    Goodwill and Other Intangible Assets

        In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 141, "Business Combinations" ("SFAS No. 141"), and Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" ("SFAS No. 142"). SFAS No. 141 requires that all business combinations initiated after June 30, 2001 be accounted for using the purchase method. The provisions of SFAS No. 141 also apply to all business combinations consummated after June 30, 2001. SFAS No. 142, effective for fiscal years beginning after December 15, 2001, eliminates amortization of goodwill and other intangible assets with indefinite useful lives. Rather, these assets are subject to the impairment tests at least annually.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2002	2001	2002	2001
	(In thousands, except per share amounts)
Reported net income	$211,256	$108,446	$523,103	$304,878
Add back: Amortization of goodwill and other intangibles with indefinite useful lives, net of tax effect	—	9,233	—	22,940

Adjusted net income	$211,256	$117,679	$523,103	$327,818

Reported earnings per share	$1.45	$0.85	$3.65	$2.41
Add back: Amortization of goodwill and other intangibles with indefinite useful lives, net of tax effect	—	0.07	—	0.18

Adjusted earnings per share	$1.45	$0.92	$3.65	$2.59

Reported earnings per share assuming full dilution	$1.38	$0.82	$3.48	$2.32
Add back: Amortization of goodwill and other intangibles with indefinite useful lives, net of tax effect	—	0.07	—	0.17

Adjusted earnings per share assuming full dilution	$1.38	$0.89	$3.48	$2.49

        The changes in the carrying amount of goodwill by reportable segment for the nine months ended September 30, 2002 are as follows:

	Health Care	Specialty	Consolidated
	(In thousands)
Balance as of January 1, 2002	$646,375	$14,971	$661,346
Goodwill acquired during 2002	1,077,041	—	1,077,041
Final allocation of Cerulean goodwill and acquired intangibles	(47,361)	—	(47,361)
Reclassification from other intangible assets	3,464	—	3,464

Balance as of September 30, 2002	$1,679,519	$14,971	$1,694,490

        Upon adoption of SFAS No. 141, the Company reclassified $3.5 million of other intangible assets to goodwill since they did not meet the criteria for recognition apart from goodwill. The reclassification is for the assembled workforce intangible assets acquired from previous acquisitions.

        On January 31, 2002, WellPoint completed its merger with RightCHOICE as discussed in Note 3—Acquisitions. As a result of the acquisition of RightCHOICE, the Company recorded $1,075.0 million of goodwill and $266.1 million of identifiable intangible assets. The valuation process is not yet complete and, therefore, the allocation between goodwill and other intangible assets recorded as of September 30, 2002 represents an estimate. The Company assumes no residual value for its amortizable intangible assets. Based on the preliminary valuation, the following table presents details of the acquired amortized and non-amortized intangible assets of RightCHOICE at cost as of September 30, 2002:

	Estimated Value	Useful Life (in years)	Weighted Average Useful Life (in years)
	(In thousands)
Amortized intangible assets:
Provider Relationships with physicians	$4,377	20	20.0
Customer Contracts and Related Customer Relationships	90,613	15	15.0

Total amortized intangible assets	94,990		15.2
Non-amortized intangible assets:
Provider Relationships with hospitals and ancillary facilities	$5,072	Indefinite	Indefinite
Trade Name and Service Marks	166,000	Indefinite	Indefinite

Total non-amortized intangible assets	171,072

Total other intangible assets	$266,062

        On March 15, 2001, WellPoint completed its merger with Cerulean as discussed in Note 3—Acquisitions. As a result of the acquisition of Cerulean, the Company recorded $235.3 million of goodwill and $367.6 million of identifiable intangible assets. The Company assumes no residual value for its amortizable intangible assets. The following table presents details of the acquired amortized and non-amortized intangible assets of Cerulean at cost as of September 30, 2002:

	Estimated Value	Useful Life (in years)	Weighted Average Useful Life (in years)
	(In thousands)
Amortized intangible assets:
Software	$7,510	5	5.0
Provider Relationships	12,050	20 to 25	23.0
Customer Contracts and Relationships	98,000	15	15.0

Total amortized intangible assets	117,560		15.2
Non-amortized intangible assets:
Provider Relationships	$12,050	Indefinite	Indefinite
Trade Name and Service Marks	238,000	Indefinite	Indefinite

Total non-amortized intangible assets	250,050

Total other intangible assets	$367,610

        The gross carrying value, accumulated amortization and net carrying value of other intangible assets as of September 30, 2002 and December 31, 2001 are as follows (amounts in thousands):

	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Amortization Period (in years)
As of September 30, 2002
Amortized intangible assets:
Provider Relationships	$29,974	$3,541	$26,433	10 to 25 years
Customer Contracts and Related Customer Relationships	352,699	64,807	287,892	18 months to 20 years
Other	21,967	7,425	14,542	5 to 20 years

Total amortized intangible assets	404,640	75,773	328,867
Non-amortized intangible assets:
Provider Relationships	17,122	98	17,024	Indefinite
Trade Name and Service Marks	404,000	2,642	401,358	Indefinite

Total non-amortized intangible assets	421,122	2,740	418,382

Total other intangible assets	$825,762	$78,513	$747,249

	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Amortization Period (in years)
As of December 31, 2001
Amortized intangible assets:
Provider Contracts	$23,547	$2,509	$21,038	10 to 40 years
Customer Contracts and Related Customer Relationships	285,819	39,285	246,534	18 months to 20 years
Trade Name and Service Marks	135,000	2,642	132,358	40 years
Other	38,477	7,919	30,558	5 to 20 years

Total amortized intangible assets	$482,843	$52,355	$430,488

        For the three months and nine months ended September 30, 2002, amortization expense relating to intangible assets was $9.8 million and $28.2 million, respectively. For the three months and nine months ended September 30, 2001, amortization expense relating to goodwill and intangible assets was $17.3 million and $45.9 million, respectively. The following table presents the Company's estimated annual amortization expense for amortized intangible assets for each of the years ending December 31, 2002, 2003, 2004, 2005 and 2006 (amounts in thousands).

        These estimates were calculated based on the gross carrying value of amortized intangible assets as of September 30, 2002 using the applicable amortization period.

For year ending December 31, 2002	$37,952
For year ending December 31, 2003	36,258
For year ending December 31, 2004	33,839
For year ending December 31, 2005	31,657
For year ending December 31, 2006	27,318

5.    Long-Term Debt

6 3/8% Notes due 2012

        On January 16, 2002, the Company issued $350.0 million aggregate principal amount at maturity of 6 3/8% Notes due January 15, 2012 (the "2002 Notes"). The net proceeds of this offering totaled approximately $348.9 million. The net proceeds from the sale of the 2002 Notes were used to finance the RightCHOICE merger discussed in Note 3—Acquisitions. The 2002 Notes bear interest at a rate of 6 3/8% per annum, payable semi-annually in arrears on January 15 and July 15 of each year commencing July 15, 2002. Interest is computed on the basis of a 360-day year of twelve 30-day months. At September 30, 2002, the Company had $349.0 million (based upon the principal amount of $350.0 million less discount) of 2002 Notes outstanding. The related interest expense and amortization of discount for the quarter and nine months ended September 30, 2002 totaled $5.9 million and $16.4 million, respectively.

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

6 3/8% Notes due 2006

        On June 15, 2001, the Company issued $450.0 million aggregate principal amount at maturity of 6 3/8% Notes due June 15, 2006 (the "2001 Notes"). The net proceeds of this offering totaled approximately $449.0 million. The net proceeds from the sale of the 2001 Notes were used for repayment of indebtedness under the Company's revolving credit facilities. The 2001 Notes bear interest at a rate of 6 3/8% per annum, payable semi-annually in arrears on June 15 and December 15 of each year commencing December 15, 2001. Interest is computed on the basis of a 360-day year of twelve 30-day months. At September 30, 2002, the Company had $449.2 million (based upon the principal amount of $450.0 million less discount) of 2001 Notes outstanding. The related interest expense and amortization of discount for the quarter and nine months ended September 30, 2002 totaled $7.6 million and $22.5 million, respectively.

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

        In order to mitigate interest rate fluctuations associated with its 2001 Notes, the Company, on January 15, 2002, entered into a $200 million notional amount interest rate swap agreement. The swap agreement is a contract to exchange a fixed 6 3/8% rate for a LIBOR-based floating rate. The swap agreement expires June 15, 2006. As of September 30, 2002, the Company recognized a fair value liability adjustment of $15.0 million to the 2001 Notes. The Company recognized settlement income of

$1.7 million and $4.5 million for the quarter and nine months ended September 30, 2002, respectively, related to this interest rate swap which offset the interest expense above. (See Note 10 to the Consolidated Financial Statements).

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

        Borrowings under the facilities are made on a committed basis or, in the case of the $750.0 million facility, pursuant to an auction bid process. The $750.0 million facility also contains sublimits for letters of credit and "swingline" loans. Each credit agreement requires the Company to maintain certain financial ratios and contains restrictive convenants, including restrictions on the occurrence of additional indebtedness and the granting of certain liens, limitations on acquisitions and investments and limitations on changes in control. During the nine months ended September 30, 2002, the Company repaid its entire indebtedness under the revolving credit facility of $235.0 million at December 31, 2001, which had an effective interest rate at the time of 2.76%. This repayment was funded in part by the Company's incurrence of indebtedness described below under the heading "Commercial Paper Program."

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

        On October 6, 1999, the Board of Directors authorized the repurchase of some or all of the Company's Debentures for cash. The Company did not repurchase any Debentures during the nine months ended September 30, 2002 and year ended December 31, 2001.

        As of September 30, 2002 and December 31, 2001, the Company had $143.3 million and $153.9 million (based upon the original issue price plus accrued interest), respectively, of Debentures outstanding. The reduction in the balance from December 31, 2001 to September 30, 2002 resulted from holders exercising their option to convert the Debentures into the Company's common stock. In lieu of delivering shares of common stock upon conversion of these Debentures, the Company elected to pay cash.

        During the quarter ended September 30, 2002, Debentureholders converted $12.9 million in aggregate principal amount at maturity of the Company's Debentures with a carrying value (including accrued interest) of $9.0 million. The total purchase price paid by the Company of $13.2 million resulted in an extraordinary after-tax loss of $2.5 million, as shown on the Company's Consolidated Income Statements. During the nine months ended September 30, 2002, Debenture holders converted $18.0 million in aggregate principal amount at maturity of the Company's Debentures with a carrying value (including accrued interest) of $12.6 million. The total purchase price paid by the Company of $18.9 million resulted in an extraordinary after-tax loss of $3.8 million, as shown on the Company's Consolidated Income Statements.

        Accrued interest related to the Debentures was $9.8 million and $7.5 million, as of September 30, 2002 and December 31, 2001, respectively.

        On October 2, 2002, the Company announced that it had elected to redeem the Debentures as of October 28, 2002. Substantially all of the Debentures outstanding as of September 30, 2002 were tendered for conversion into the Company's Common Stock prior to the redemption date. Approximately $50,000 principal amount at maturity of the Debentures were settled in cash. This conversion will not have an extraordinary income statement impact in the fourth quarter of 2002. (See Note 15 to the Consolidated Financial Statements).

Commercial Paper Program

        In April 2002, the Company commenced a commercial paper program providing for the issuance of up to $1.0 billion in aggregate maturity value of short-term indebtedness (known generally as "commercial paper"). The commercial paper is being issued by the Company without registration under the Securities Act of 1933 (the "1933 Act") in reliance upon the exemption from registration contained in Section 4(2) of the 1933 Act. The commercial paper is issued in denominations of $100,000 or integral multiples of $1,000 in excess thereof, will bear such interest rates, if interest-bearing, or will be sold at such discount from their face amounts, as agreed upon by the Company and the dealer or dealers acting in connection with the commercial paper program. The commercial paper may be issued with varying maturities up to a maximum of 270 days from the date of issuance. As of September 30, 2002, outstanding commercial paper totaled approximately $199.8 million, with an average maturity of 30 days. The weighted average yield on the outstanding commercial paper as of September 30, 2002 was 1.95%. At the time that the Company entered into the revolving credit facility in March 2001, the Company contemplated that the proceeds of any borrowings under the revolving credit facility could be used to repay commercial paper borrowings. The Company has the intent to maintain commercial paper borrowings of at least the amount outstanding at September 30, 2002 for more than one year. For financial reporting purposes, the commercial paper has been classified under non-current liabilities in the accompanying Consolidated Balance Sheets based on the terms of the revolving credit facility.

6.    Earnings Per Share

        The following is an illustration of the dilutive effect of the Company's potential common stock on earnings per share ("EPS"). There were no antidilutive securities in any of the periods presented.

	Quarter Ended September 30,		Nine Months Ended September 30,
	2002	2001	2002	2001
	(In thousands, except per share data)
Basic Earnings Per Share Calculation:
Numerator
Income before extraordinary items	$208,892	$108,446	$517,955	$304,878
Extraordinary gain from negative goodwill on acquisition	4,908	—	8,950	—
Extraordinary loss on early extinguishment of debt, net of tax benefit	(2,544)	—	(3,802)	—

Net Income	$211,256	$108,446	$523,103	$304,878

Denominator
Weighted average shares outstanding	145,523	127,211	143,178	126,638

Earnings Per Share
Income before extraordinary items	$1.44	$0.85	$3.62	$2.41
Extraordinary gain from negative goodwill on acquisition	0.03	—	0.06	—
Extraordinary loss on early extinguishment of debt, net of tax benefit	(0.02)	—	(0.03)	—

Net Income	$1.45	$0.85	$3.65	$2.41

Earnings Per Share Assuming Full Dilution Calculation:
Numerator
Income before extraordinary items	$208,892	$108,446	$517,955	$304,878
Interest expense on zero coupon convertible subordinated debentures, net of tax	472	464	1,438	1,410

Adjusted income before extraordinary items	209,364	108,910	519,393	306,288
Extraordinary gain from negative goodwill on acquisition	4,908	—	8,950	—
Extraordinary loss on early extinguishment of debt, net of tax benefit	(2,544)	—	(3,802)	—

Adjusted Net Income	$211,728	$108,910	$524,541	$306,288

Denominator
Weighted average shares outstanding	145,523	127,211	143,178	126,638
Net effect of dilutive stock options	4,473	2,737	4,348	2,391
Assumed conversion of zero coupon convertible subordinated debentures	2,768	2,963	2,895	2,963

Fully diluted weighted average shares outstanding	152,764	132,911	150,421	131,992

Earnings Per Share Assuming Full Dilution
Income before extraordinary items	$1.37	$0.82	$3.45	$2.32
Extraordinary gain from negative goodwill on acquisition	0.03	—	0.06	—
Extraordinary loss on early extinguishment of debt, net of tax benefit	(0.02)	—	(0.03)	—

Net Income	$1.38	$0.82	$3.48	$2.32

7.    Comprehensive Income

        The following summarizes comprehensive income (loss) reclassification adjustments for the nine months ended September 30, 2002 and 2001:

	Nine Months Ended September 30,
	2002	2001
	(In thousands)
Investment Securities:
Net holding (loss) gain on investment securities arising during the period, net of tax benefit (expense) of $38,977 and $(18,008)	$(50,088)	$28,167
Reclassification adjustment for realized gain (loss) on investment securities, net of tax (expense) benefit of $(25,406) and $690	38,109	(1,080)

	(11,979)	27,087

Fair Value Hedges:
Holding loss related to foreign exchange transactions, net of tax benefit of $625	—	(978)
Transition adjustment, net of tax expense of $167	—	262
Reclassification adjustment related to foreign exchange gain on investment securities, net of tax expense of $290	—	454

	—	(262)

Cash Flow Hedges:
Holding loss related to swap transactions, net of tax benefit of $692 and $3,484	(1,000)	(5,450)
Transition adjustment, net of tax benefit of $2,710	—	(4,239)

	(1,000)	(9,689)

Net (loss) gain recognized in other comprehensive income, net of tax benefit (expense) of $14,263 and $(10,956)	$(12,979)	$17,136

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

        In June 2000, the California Medical Association filed a lawsuit in U.S. district court in San Francisco against BCC. The lawsuit alleges that BCC violated the RICO Act through various misrepresentations to and inappropriate actions against health care providers. In late 1999, a number of class-action lawsuits were brought against several of the Company's competitors alleging, among other things, various misrepresentations regarding their health plans and breaches of fiduciary obligations to health plan members. In August 2000, the Company was added as a party to Shane v. Humana, et al., a class-action lawsuit brought on behalf of health care providers nationwide. In addition to the RICO claims brought in the California Medical Association lawsuit, this lawsuit also alleges violations of ERISA, federal and state "prompt pay" regulations and certain common law claims. In October 2000, the federal Judicial Panel on Multidistrict Litigation issued an order consolidating the California Medical Association lawsuit, the Shane lawsuit and various other pending managed care class-action lawsuits against other companies before District Court Judge Federico Moreno in the Southern District of Florida for purposes of the pretrial proceedings. In March 2001, Judge Moreno dismissed the plaintiffs' claims based on violation of the RICO Act, although the dismissal was made without prejudice to the plaintiffs' ability to subsequently refile their claims. Judge Moreno also dismissed, with prejudice, the plaintiffs' federal prompt pay law claims. On March 26, 2001, the California Medical Association filed an amended complaint in its lawsuit, alleging, among other things, revised RICO claims and violations of California law. A hearing on the plaintiffs' motion to certify a class was held in early May 2001. On May 9, 2001, Judge Moreno issued an order requiring that all discovery in the litigation be completed by December 2001, with the exception of discovery related to expert witnesses, which was to be completed by March 15, 2002. In June 2001, the federal Court of Appeals for the 11th Circuit issued a stay of Judge Moreno's discovery order, pending a hearing before the Court of Appeals on the Company's appeal of its motion to compel arbitration (which had earlier been granted in part and denied in part by Judge Moreno). The hearing was held in January 2002 and, in March 2002, the Court of Appeals panel issued an opinion affirming Judge Moreno's earlier action with respect to the motion to compel arbitration. The Company filed a motion requesting a rehearing of the matter before the entire 11th Circuit Court of Appeals, which motion was denied by the 11th Circuit Court of Appeals in June 2002. On July 29, 2002, Judge Moreno issued an order providing that discovery in the case would be allowed to re-commence on September 30, 2002. On September 26, 2002, Judge Moreno issued an additional order certifying a nationwide class of physicians in the Shane matter, setting a trial date in May 2003 and ordering the parties to participate in non-binding mediation. In October 2002, the Company filed a motion with the 11th Circuit Court of Appeals seeking to appeal Judge Moreno's class-certification order.

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

        In July 2001, two individual physicians seeking to represent a class of physicians, hospitals and other providers brought suit in the Circuit Court of Madison County, Illinois against HealthLink, Inc., which is now a subsidiary of the Company as a result of the RightCHOICE transaction. The physicians allege that HealthLink breached the contracts with these physicians by engaging in the practices of "bundling" and "down-coding" in its processing and payment of provider claims. The relief sought includes an injunction against these practices and damages in an unspecified amount. Discovery in the matter is currently being conducted and a hearing regarding class certification has been scheduled for June 5, 2003. A similar lawsuit was brought by physicians (including one of the physicians in the case described above) in the same court in Madison County, Illinois, on behalf of a nationwide class of providers who contract with Blue Cross and Blue Shield plans against the Blue Cross and Blue Shield Association and another Blue Cross Blue Shield plan. The complaint recites that it is brought against those entities and their "unnamed subsidiaries, licensees, and affiliates," listing a large number of Blue Cross and Blue Shield plans, including "Alliance Blue Cross Blue Shield of Missouri." The plaintiffs also allege that the plans have systematically engaged in practices known as "short paying," "bundling," and "down-coding" in their processing and payment of subscriber claims. Blue Cross Blue Shield of Missouri has not been formally named or served as a defendant in this suit.

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

        The following tables present segment information for the Health Care and Specialty segments for the quarter and nine months ended September 30, 2002 and 2001, respectively, as if the Company's new organizational structure had been effective on January 1, 2001.

	Quarter Ended September 30, 2002
	Health Care	Specialty	Corporate	Consolidated
	(In thousands)
Premium revenue	$4,059,121	$124,828	$—	$4,183,949
Management services revenue	179,582	33,825	—	213,407

Total revenue from external customers	4,238,703	158,653	—	4,397,356
Segment net income	$171,235	$6,788	$33,233	$211,256

Segment assets	$7,819,980	$615,554	$2,144,933	$10,580,467

	Quarter Ended September 30, 2001
	Health Care	Specialty	Corporate	Consolidated
	(In thousands)
Premium revenue	$2,904,433	$120,751	$—	$3,025,184
Management services revenue	125,830	30,361	—	156,191

Total revenue from external customers	3,030,263	151,112	—	3,181,375
Segment net income	$86,199	$8,842	$13,405	$108,446

Segment assets	$4,880,803	$620,667	$1,721,468	$7,222,938

	Nine Months Ended September 30, 2002
	Health Care	Specialty	Corporate	Consolidated
	(In thousands)
Premium revenue	$11,532,859	$374,843	$—	$11,907,702
Management services revenue	503,538	102,137	—	605,675

Total revenue from external customers	12,036,397	476,980	—	12,513,377
Segment net income	$483,634	$16,286	$23,183	$523,103

	Nine Months Ended September 30, 2001
	Health Care	Specialty	Corporate	Consolidated
	(In thousands)
Premium revenue	$8,039,243	$345,136	$—	$8,384,379
Management services revenue	359,191	85,015	—	444,206

Total revenue from external customers	8,398,434	430,151	—	8,828,585
Segment net income	$271,602	$18,511	$14,765	$304,878

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

        The Company uses interest rate swap agreements to manage interest rate exposures. The principal objective of such contracts is to minimize the risks and/or costs associated with financial and investing activities. The Company does not use derivative financial instruments for speculative purposes. The counterparties to these contractual arrangements are major financial institutions with which the Company also has other financial relationships. These counterparties expose the Company to credit loss in the event of non-performance. However, the Company does not anticipate non-performance by the other parties. As of September 30, 2002, the Company reported a derivative asset of $15.0 million related to the fair value hedge. The cash flow hedges were terminated and settled in September 2002 and are discussed in further detail below.

Fair Value Hedges

        In order to mitigate interest rate fluctuations associated with the 2001 Notes, the Company, on January 15, 2002, entered into a $200 million notional amount interest rate swap agreement. The swap agreement is a contract to exchange a fixed 6 3/8% rate for a LIBOR-based floating rate. The swap agreement expires June 15, 2006. For the quarter and nine months ended September 30, 2002, the Company recognized $1.7 million and $4.5 million, respectively, of income from this swap which was recorded as a reduction to interest expense. As of September 30, 2002, the Company recognized a derivative asset of $15.0 million related to this swap agreement.

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

Cash Flow Hedges

        The Company uses interest rate swap agreements to reduce the impact of changes in interest rates on its floating rate debt under its revolving credit facility. The swap agreements are contracts to exchange variable-rate for fixed-rate interest payments without the exchange of the underlying notional amounts. During the nine months ended September 30, 2002, the Company recognized a net gain of approximately $137,000 in interest expense in the Consolidated Income Statements, which represents the total ineffectiveness of all cash flow hedges.

        In September 2002, the Company terminated and settled its $150.0 million and $50.0 million notional amount interest rate swap agreements with original expiration dates of October 17, 2003 and

October 17, 2006, respectively. At termination, the Company paid $17.6 million, which included $1.8 million of accrued interest with the remaining $15.8 million representing the fair value of the swap agreements at the time of termination. The fair value of the swap agreements was reflected in accumulated other comprehensive income and will be amortized as a reduction to investment income on a straight line basis over the remaining terms of the swap agreements. An after-tax amount of $5.5 million is expected to be amortized within the next twelve months. The fair value of the $150.0 million and $50.0 million notional amount swap agreements, at termination, were $8.0 million and $7.8 million, respectively.

11.  New Accounting Pronouncements

        In June 2001, the FASB issued Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" ("SFAS No. 142"). SFAS No. 142 addresses financial accounting and reporting for acquired goodwill and other intangible assets and supersedes APB Opinion No. 17, "Intangible Assets." The new rules change the accounting methodology for goodwill from a model that amortizes goodwill to one which evaluates it for impairment. Amortization of goodwill, including previously recorded goodwill, ended upon adoption of the new rules. The new rules also eliminate amortization of other intangibles with indefinite useful lives, but these assets are also subject to the impairment tests. SFAS No. 142 is effective for fiscal years beginning after December 15, 2001. Upon adoption of SFAS No. 142 on January 1, 2002, the Company's evaluation of its goodwill and other intangible assets resulted in no impairment loss. Amortization of goodwill and other intangibles for the quarter ended September 30, 2002 and 2001, totaled $9.8 million and $17.3 million, respectively. Amortization of goodwill and other intangibles for the nine months ended September 30, 2002 and 2001, totaled $28.2 million and $45.9 million, respectively. SFAS No. 142 accounted for $11.5 million of the amortization decrease for the quarter ended September 30, 2002, partially offset by a net increase in amortization of intangible assets with definite useful lives of $4.0 million, primarily due to recent acquisitions. SFAS No. 142 accounted for $29.8 million of the amortization decrease for the nine months ended September 30, 2002, partially offset by a net increase in amortization of intangible assets with definite useful lives of $12.1 million, primarily due to recent acquisitions.

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

        In May 2002, the FASB issued Statement of Financial Accounting Standards No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections as of April 2002," ("SFAS No. 145"). With the rescission of SFAS No. 4, gains and losses from the extinguishment of debt should be classified as extraordinary items only if they meet the criteria in APB Opinion No. 30, Reporting the Results of Operations—Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions ("APB Opinion No. 30"). Applying the provisions of APB Opinion No. 30 will distinguish transactions that are part of an entity's recurring operations from those that are unusual or infrequent or that meet the criteria for classification as an extraordinary item. The provisions of SFAS No. 145 related to the rescission of SFAS No. 4 shall be applied for fiscal years beginning after May 15, 2002. The Company has determined that the extinguishment of debt under its Zero Coupon Convertible Subordinated Debentures does not meet the requirements of unusual or infrequent and therefore would not be included as an extraordinary item with the rescission of SFAS No. 4. The Company does not believe the other provisions within SFAS No. 145 will have a material effect on the Company's financial statements.

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

        In April 2002, the Maryland legislature adopted legislation that would, among other things, require that the consideration paid by the Company in the CareFirst transaction consist entirely of cash, prohibit certain change-in-control payments to CareFirst management previously approved by the CareFirst's Board of Directors and delay for 90 days the effectiveness of any decision by the Maryland Insurance Administration regarding CareFirst's for-profit conversion and consummation of the CareFirst transaction in order to allow the Maryland legislature to review the decision. The Company is currently assessing the effects of this legislation on the proposed transaction. The Maryland Insurance

Administration has engaged an independent consultant to provide a preliminary valuation analysis regarding CareFirst, which was completed during the third quarter of 2002. On September 27, 2002, WellPoint and CareFirst announced that they have agreed to review the existing Agreement and Plan of Merger and related agreements in light of the issues that have been raised in the transaction review process and have decided to consider the issues during the subsequent approximately 60 days. The parties also announced that, if any changes to the existing agreements are made, they will file amended applications for approval with regulators in Maryland, Washington D.C. and Delaware.

13.  Related Party Transactions

        In December 2000, the Company formed The WellPoint Foundation ("Foundation"), a non-profit organization exempt from federal taxation under Section 501(c)(3) of the Internal Revenue Code. The purpose of the Foundation is to improve the health and well-being of individuals in the communities served by the Company. The Foundation's Board of Directors is comprised solely of persons who are also officers of the Company. For the quarter and nine months ended September 30, 2002, the Company contributed or committed to contribute $15.0 million and $45.0 million, respectively, to the Foundation. For the quarter and nine months ended September 30, 2001, the Company contributed or committed to contribute $5.0 million to the Foundation. The Company had an outstanding commitment payable to the Foundation of $15.0 million as of September 30, 2002 and December 31, 2001. These commitments were subsequently paid. The Company has no current legal obligations for any future commitments to the Foundation.

14.  Extraordinary Items

        During the quarter ended September 30, 2002, the Company recorded two extraordinary items, a gain related to the acquisition of MethodistCare and a loss related to the early redemption of certain of the Debentures. During the third quarter of 2002, the Company updated the valuation of its acquisition on April 30, 2002 of MethodistCare, yielding an extraordinary gain of $4.9 million, or $0.03 per share assuming full dilution reflecting the additional excess of the fair value of net assets acquired over acquisition costs. For the nine months ended September 30, 2002, the Company recognized $8.9 million, or $0.06 per share assuming full dilution, from its acquisition of MethodistCare. During the quarter ended September 30, 2002, Debentureholders converted $12.9 million in aggregate principal amount at maturity of the Company's Debentures with a carrying value (including accrued interest) of $9.0 million. The total purchase price paid by the Company of $13.2 million resulted in an extraordinary after-tax loss of $2.5 million or $0.02 per share assuming full dilution, as shown on the Company's Consolidated Income Statements. During the nine months ended September 30, 2002, Debentureholders converted $18.0 million in aggregate principal amount at maturity of the Company's Debentures with a carrying value (including accrued interest) of $12.6 million. The total purchase price paid by the Company of $18.9 million resulted in an extraordinary after-tax loss of $3.8 million or $0.03 per share assuming full dilution, as shown as shown on the Company's Consolidated Income Statements.

15.  Subsequent Events

        On October 2, 2002, the Company announced that it had elected to redeem the Debentures as of October 28, 2002. Substantially all of the Debentures outstanding, $200.0 million principal amount at maturity, as of September 30, 2002 were tendered for conversion into 2.7 million shares of the Company's Common Stock prior to the redemption date of October 28, 2002. The market value of the Common Stock valued upon conversion totaled approximately $230 million (based upon the fair market value of the Common Stock at the time of conversion). Approximately $50,000 principal amount at maturity of the Debentures were settled in cash. This conversion will not have an extraordinary income statement impact in the fourth quarter of 2002.

Report of Independent Accountants

To the Stockholders and Board of Directors
WellPoint Health Networks Inc.

        We have reviewed the accompanying consolidated balance sheet of WellPoint Health Networks Inc. and its subsidiaries ("the Company") as of September 30, 2002, and the related consolidated income statements for each of the three-month and nine-month periods ended September 30, 2002 and 2001, and the related consolidated statement of changes in stockholders' equity for the nine month period ended September 30, 2002 and the consolidated statements of cash flows for the nine month periods ended September 30, 2002 and 2001. These financial statements are the responsibility of the Company's management.

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
October 28, 2002

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

General

        The Company is one of the nation's largest publicly traded managed health care companies. As of September 30, 2002, WellPoint had approximately 13.1 million medical members and approximately 46.6 million specialty members. As a result of the January 31, 2002 closing of the RightCHOICE transaction, the Company's medical membership increased by approximately 2.2 million members. The Company offers a broad spectrum of network-based managed care plans. WellPoint provides these plans to the large and small employer, individual and senior markets. The Company's managed care plans include HMOs, PPOs, POS plans, other hybrid medical plans and traditional indemnity plans. In addition, the Company offers managed care services, including underwriting, actuarial services, network access, medical cost management and claims processing. The Company also provides a broad array of specialty and other products, including pharmacy, dental, life insurance, preventive care, disability insurance, behavioral health, COBRA and flexible benefits account administration. The Company markets its products in California primarily under the name Blue Cross of California, in Georgia primarily under the name Blue Cross Blue Shield of Georgia, in various parts of Missouri (including the greater St. Louis area) under the name Blue Cross Blue Shield of Missouri and in other states primarily under the name UNICARE or HealthLink. The Company holds the exclusive right in California to market its products under the Blue Cross name and mark and in Georgia and in 85 counties in Missouri (including the greater St. Louis area) to market its products under the Blue Cross Blue Shield names and marks.

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

Acquisition of RightCHOICE

        On October 17, 2001, the Company entered into an Agreement and Plan of Merger with RightCHOICE, through its wholly owned subsidiary, RWP Acquisition Corp. (See Note 3 to the Consolidated Financial Statements). On January 31, 2002, the Company completed this transaction, pursuant to which RightCHOICE became a wholly owned subsidiary of the Company. The acquisition was valued at approximately $1.4 billion on the closing date, which was paid with $379.1 million in cash and approximately 16.5 million shares of WellPoint common stock. RightCHOICE, through its exclusive license to use the Blue Cross and Blue Shield names and service marks, is the largest provider of managed health care benefits in the state of Missouri based on number of members. RightCHOICE, through its HealthLink subsidiary, also provides network rental, administrative services, workers' compensation managed care services and other non-underwritten health benefit programs. As of January 31, 2002, RightCHOICE served approximately 2.2 million medical members in Missouri, Arkansas, Illinois, Indiana, Iowa, Kentucky and West Virginia. RightCHOICE has historically experienced a higher administrative expense ratio than the Company's core businesses due to its higher concentration of administrative services business. For the quarter and nine months ended September 30, 2002, the RightCHOICE business experienced a higher administrative expense ratio than the Company's core businesses.

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

        In April 2002, the Maryland legislature adopted legislation that would, among other things, require that the consideration paid by the Company in the CareFirst transaction consist entirely of cash, prohibit certain change-in-control payments to CareFirst management previously approved by CareFirst's Board of Directors and delay for 90 days the effectiveness of any decision by the Maryland Insurance Administration regarding CareFirst's for-profit conversion and consummation of the CareFirst transaction in order to allow the Maryland legislature to review the decision. The Company is currently assessing the effects of this legislation on the proposed transaction. The Maryland Insurance Administration has engaged an independent consultant to provide a preliminary valuation analysis regarding CareFirst, which was completed during the third quarter of 2002. On September 27, 2002, WellPoint and CareFirst announced that they have agreed to review the existing Agreement and Plan of Merger and related agreements in light of the issues that have been raised in the transaction review process and have decided to consider the issues during the subsequent approximately 60 days. The parties also announced that, if any changes to the existing agreements are made, they will file amended applications for approval with regulators in Maryland, Washington D.C. and Delaware.

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

        The Company's results of operations for the quarter ended September 30, 2002 include its acquired operations of Cerulean, RightCHOICE and MethodistCare for the full quarter. The Company's consolidated results of operations for the nine months ended September 30, 2002 include nine months of earnings for Cerulean, eight months of earnings for RightCHOICE and five months of earnings for MethodistCare. The results of operations for the quarter ended September 30, 2001 include a full quarter of earnings for Cerulean and the results of operations for the nine months ended September 30, 2001 include the results of Cerulean for the period from March 15, 2001, its date of acquisition.

        The following table sets forth selected operating ratios. The loss ratio for health care services and other benefits is shown as a percentage of premium revenue. All other ratios are shown as a percentage of premium revenue and management services revenue combined.

	Quarter Ended September 30,		Nine Months Ended September 30,
	2002	2001	2002	2001
Operating Revenues:
Premium revenue	95.1%	95.1%	95.2%	95.0%
Management services revenue	4.9%	4.9%	4.8%	5.0%

	100.0%	100.0%	100.0%	100.0%
Operating Expenses:
Health care services and other benefits (loss ratio)	81.7%	81.7%	81.3%	81.4%
Selling expense	4.0%	4.0%	4.0%	4.1%
General and administrative expense	12.3%	13.5%	13.0%	13.8%

Membership

        The following table sets forth membership data and the percent change in membership:

Medical Membership (a)(b)(c)(d)

	September 30,
			Percent Change
	2002 (e)	2001 (e)
California
Large Group	4,597,670	4,044,484	13.7%
Individual and Small Group	1,597,480	1,577,292	1.3%
Senior	241,420	214,351	12.6%

Total California	6,436,570	5,836,127	10.3%

Central Region(f)
Missouri
Large Group	1,139,496	27,750	N/A
Individual and Small Group	228,245	639	N/A
Senior	42,634	121	N/A

Total Missouri	1,410,375	28,510	N/A

Illinois
Large Group	601,340	437,740	37.4%
Individual and Small Group	122,337	83,449	46.6%
Senior	12,584	11,827	6.4%

Total Illinois	736,261	533,016	38.1%

Texas
Large Group	369,914	312,132	18.5%
Individual and Small Group	192,124	170,933	12.4%
Senior	519	321	61.7%

Total Texas	562,557	483,386	16.4%

Other States
Large Group	1,703,655	1,404,080	21.3%
Individual and Small Group	95,543	82,506	15.8%
Senior	23,189	17,030	36.2%

Total Other States	1,822,387	1,503,616	21.2%

Georgia
Large Group	1,604,242	1,521,570	5.4%
Individual and Small Group	409,580	333,069	23.0%
Senior	69,819	74,882	-6.8%

Total Georgia	2,083,641	1,929,521	8.0%

Total Medical Membership	13,051,791	10,314,176	26.5%

ASO Membership(g)
California	1,466,738	1,377,145	6.5%
Central Region	2,676,709	1,493,236	79.3%
Georgia	868,792	889,969	-2.4%

Total ASO Membership	5,012,239	3,760,350	33.3%
Risk Membership
California	4,969,832	4,458,982	11.5%
Central Region	1,854,871	1,055,292	75.8%
Georgia	1,214,849	1,039,552	16.9%

Total Risk Membership	8,039,552	6,553,826	22.7%

Total Medical Membership	13,051,791	10,314,176	26.5%

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

(e)
Membership numbers as of September 30, 2001 have been adjusted to include members from two Company-owned or Company-controlled rental networks as well as the Company's proportionate share of members associated with a joint venture providing Medicaid services in Puerto Rico. Membership numbers as of September 30, 2002 also include members from these entities. As of September 30, 2002 and September 30, 2001, total members associated with these entities were 413,948 and 321,412, respectively. Membership numbers as of September 30, 2002 reflect members resulting from the Company's January 2002 merger with RightCHOICE Managed Care, Inc. ("RightCHOICE"). In order to reflect consistent membership numbers across the Company's various operating subsidiaries, the Company has excluded certain members for which RightCHOICE provides workers' compensation managed care services, which RightCHOICE previously reflected as members. There were approximately 1,019,279 and 718,300 such members as of September 30, 2002 and September 30, 2001, respectively. The membership numbers as of September 30, 2002 have also been adjusted to eliminate approximately 135,401 shared members that are enrolled in UNICARE plans using the HealthLink networks. Finally, the Company has also excluded certain members participating in a national Blue Cross and Blue Shield Association program that were previously included as medical members by RightCHOICE. There were approximately 129,772 and 90,840 members in this program in the former RightCHOICE business as of September 30, 2002 and September 30, 2001, respectively.

(f)
Central Region Large Group membership includes network access services members, primarily from HealthLink, of 1,475,707 and 321,412 as of September 30, 2002 and September 30, 2001, respectively.

(g)
ASO Membership represents members for which the Company provides administrative services only and does not assume full insurance risk.

  Specialty Membership(a)

	September 30,
			Percent Change
	2002	2001
Pharmacy	33,591,088	31,925,513	5.2%
Dental	2,704,041	2,642,554	2.3%
Life	2,488,062	2,299,043	8.2%
Disability	515,865	545,625	-5.5%
Behavioral Health	7,310,429	5,094,286	43.5%

  (a)
  Membership numbers are approximate and include some estimates based upon the number of contracts at the relevant date and an actuarial estimate of the number of members represented by the contract.

Comparison of Results for the Quarter Ended September 30, 2002 to the Quarter Ended September 30, 2001

        On March 15, 2002, WellPoint effected a two-for-one split of the Company's Common Stock. The stock split was in the form of a stock dividend of one additional share of WellPoint Common Stock for each share held. Share and per share data for all periods presented below have been adjusted to give effect to the stock split.

        The operating results for the quarter ended September 30, 2002 compared to the quarter ended September 30, 2001 were significantly affected by the RightCHOICE acquisition, which was consummated on January 31, 2002.

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

	Quarter Ended September 30,
	2002	2001
	(In thousands)
Health Care	$4,059,121	$2,904,433
Specialty	124,828	120,751

Consolidated	$4,183,949	$3,025,184

        Premium revenue increased 38.3%, or $1,158.7 million, to $4,183.9 million for the quarter ended September 30, 2002 from $3,025.2 million for the quarter ended September 30, 2001. The RightCHOICE acquisition accounted for $318.7 million or 27.5% of the increase. Of the $318.7 million increase related to the RightCHOICE acquisition, $317.5 million was attributable to the Health Care segment and $1.2 million to the Specialty segment. Excluding the RightCHOICE acquisition, premium revenue would have increased 27.8% for the quarter ended September 30, 2002. The increase, excluding the RightCHOICE acquisition, was primarily due to an increase of insured member months and the implementation of premium increases overall.

        The following table depicts management services revenue by business segment:

	Quarter Ended September 30,
	2002	2001
	(In thousands)
Health Care	$179,582	$125,830
Specialty	33,825	30,361

Consolidated	$213,407	$156,191

        Management services revenue increased 36.6%, or $57.2 million, to $213.4 million for the quarter ended September 30, 2002 from $156.2 million for the quarter ended September 30, 2001. The increase was due to $38.4 million of management services revenue from the RightCHOICE acquisition. Of the $38.4 million increase related to the RightCHOICE acquisition, $37.8 million was attributable to the Health Care segment and $0.6 million to the Specialty segment. Excluding the RightCHOICE acquisition, management services revenue would have increased 12.0% for the quarter ended September 30, 2002. The increase was primarily due to the implementation of price increases overall.

        Investment income as reported in the Consolidated Income Statements includes gross investment income net of investment expenses and net realized investment gains or losses. Investment income was $117.8 million for the quarter ended September 30, 2002 compared to $64.1 million for the quarter ended September 30, 2001, an increase of $53.7 million or 83.7%. This $53.7 million increase includes an increase in net realized investment gains of $47.0 million. This increase is primarily due to a pre-tax investment gain of $64.9 million realized from WellPoint's investment in Trigon Healthcare, Inc., which was acquired by Anthem, Inc. in the third quarter of 2002. In accordance with generally accepted accounting principles, WellPoint realized the gain related to its investment upon completion of the Trigon transaction. Excluding this gain on the Trigon transaction, net realized investment losses for the quarter ended September 30, 2002 would have been $14.3 million compared to net realized investment gains of $3.7 million for the quarter ended September 30, 2001. The $14.3 million net realized investment losses for the quarter ended September 30, 2002 resulted primarily from the Company's restructuring of its investment portfolio mix. Gross investment income increased by $7.0 million or 11.4% in 2002 over 2001 as a result of higher average investment balances for the quarter ended September 30, 2002 versus the quarter ended September 30, 2001. As a partial offset to this increase, net investment expenses increased by $1.1 million for the quarter ended September 30, 2002, due primarily to higher investment manager fees.

        The loss ratio was 81.7% for both quarters ended September 30, 2002 and 2001. The loss ratio attributable to the Health Care segment was 82.1% for the quarter ended September 30, 2002 compared to 82.2% for the same quarter in 2001. The loss ratio attributable to the Specialty segment was 69.4% for the quarter ended September 30, 2002 compared to 69.5% for the same quarter in 2001. The RightCHOICE business has a lower loss ratio than the Company's core businesses. Excluding RightCHOICE, the loss ratio for both segments combined was 81.9% for the quarter ended September 30, 2002 compared to 81.7% for the same quarter in 2001. The health care services and other benefits expense include an estimate of claims incurred during the period but which have not been reported to the Company. This estimate is actuarially determined based on a variety of factors and is inherently subject to a number of higher variable circumstances. Consequently, the actual results could differ materially from the amount recorded in the consolidated financial statements.

        Selling expense consists of commissions paid to outside brokers and agents representing the Company. The selling expense ratio remained constant at 4.0% for the quarters ended September 30, 2002 and 2001. The RightCHOICE business has a slightly higher selling expense ratio of 4.1% than the Company's core businesses. The exclusion of RightCHOICE had no impact on the Company's selling expense ratio for the quarter ended September 30, 2002.

        The administrative expense ratio decreased to 12.3% for the quarter ended September 30, 2002 from 13.5% for the quarter ended September 30, 2001. The acquired RightCHOICE business experienced a higher administrative expense ratio than the Company's core businesses for the quarter ended September 30, 2002, due to integration expenses, its higher concentration of administrative services business along with certain other transaction-related expenses. Excluding RightCHOICE, the administrative expense ratio decreased to 12.0% in the third quarter of 2002 compared to 13.5% in the third quarter of 2001, due to merger synergies, administrative efficiencies from technology investments and systems convergence efforts, and fixed administrative costs spread over a larger membership base.

        Interest expense increased $1.4 million to $16.0 million for the quarter ended September 30, 2002, compared to $14.6 million for the quarter ended September 30, 2001. The increase in interest expense was related to the higher average debt balance for the quarter ended September 30, 2002 in comparison to the quarter ended September 30, 2001, primarily due to the RightCHOICE acquisition. The weighted average interest rate for all debt for the quarter ended September 30, 2002, including the fees associated with the Company's borrowings and interest rate swap agreements, was 6.1%.

        Other expense, net decreased $4.3 million to $15.1 million for the quarter ended September 30, 2002, compared to $19.4 million for the quarter ended September 30, 2001. The decrease resulted from the following items: i) lower amortization of goodwill and other intangible assets due to the implementation of SFAS No. 142, which accounted for $11.5 million of the amortization decrease,

ii) an increase in income of $1.7 million from the Company's share of its investments in joint ventures and iii) a decrease in minority interest charges of $1.9 million. These decreases were partially offset by the following items: i) an increase in amortization of intangible assets with definite useful lives of $4.0 million, primarily due to recent acquisitions, ii) an increase in losses on the disposition of fixed assets of $5.1 million and iii) an increase in operating expenses of $2.1 million from an insurance general agency subsidiary owned by the Company.

        The Company's net income for the quarter ended September 30, 2002 was $211.3 million, compared to $108.4 million for the quarter ended September 30, 2001. Net income for the quarter ended September 30, 2002 included a net gain for two extraordinary items, a gain related to the acquisition of MethodistCare, partially offset by a loss on early redemption of debt. The extraordinary gain amounted to $4.9 million, or $0.03 per diluted share, and was due to an excess of the fair value of net assets over acquisition costs. The extraordinary loss was $2.5 million, net of tax, or $0.02 per diluted share, which resulted from the early redemption of the Company's Zero Coupon Convertible Subordinated Debentures (the "Debentures").

        Earnings per share including the extraordinary items totaled $1.45 for the quarter ended September 30, 2002 and $0.85 for the quarter ended September 30, 2001. Earnings per share assuming full dilution including the extraordinary items totaled $1.38 for the quarter ended September 30, 2002 and $0.82 for the quarter ended September 30, 2001.

        Earnings per share for the quarter ended September 30, 2002 is based upon weighted average shares outstanding of 145.5 million shares, excluding potential common stock, and 152.8 million shares, assuming full dilution. Earnings per share for the quarter ended September 30, 2001 is based on 127.2 million shares, excluding potential common stock, and 132.9 million shares, assuming full dilution. The increase in weighted average shares outstanding primarily resulted from the issuance of shares related to the RightCHOICE acquisition and Company's employee stock option and purchase plans.

Comparison of Results for the Nine Months Ended September 30, 2002 to the Nine Months Ended September 30, 2001

        The following table depicts premium revenue by reportable segment:

	Nine Months Ended September 30,
	2002	2001
	(In thousands)
Health Care	$11,532,859	$8,039,243
Specialty	374,843	345,136

Consolidated	$11,907,702	$8,384,379

        Premium revenue increased 42.0%, or $3,523.3 million, to $11,907.7 million for the nine months ended September 30, 2002 from $8,384.4 million for the nine months ended September 30, 2001. The RightCHOICE and Cerulean acquisitions accounted for $1,677.0 million or 47.6% of the increase. Of the $1,677.0 million increase related to the RightCHOICE and Cerulean acquisitions, $1,651.2 million was attributable to the Health Care segment and $25.8 million to the Specialty segment. Excluding acquisitions, premium revenue would have increased 25.8% for the nine months ended September 30, 2002. The increase, excluding acquisitions, was primarily due to an increase of insured member months and the implementation of premium increases overall.

        The following table depicts management services revenue by business segment:

	Nine Months Ended September 30,
	2002	2001
	(In thousands)
Health Care	$503,538	$359,191
Specialty	102,137	85,015

Consolidated	$605,675	$444,206

        Management services revenue increased 36.4%, or $161.5 million, to $605.7 million for the nine months ended September 30, 2002 from $444.2 million for the nine months ended September 30, 2001. The increase was primarily due to a net increase $147.2 million of management services revenue from the RightCHOICE and Cerulean acquisitions. Of the $147.2 million increase related to the RightCHOICE and Cerulean acquisitions, $142.8 million was attributable to the Health Care segment and $4.4 million to the Specialty segment. Excluding acquisitions, management services revenue would have increased 4.0% for the nine months ended September 30, 2002.

        Investment income as reported in the Consolidated Income Statements includes gross investment income net of investment expenses and net realized investment gains or losses. Investment income was $243.8 million for the nine months ended September 30, 2002 compared to $177.7 million for the nine months ended September 30, 2001, an increase of $66.1 million or 37.2%. This $66.1 million increase was a result of a net realized investment gain of $49.5 million for the nine months ended September 30, 2002 as compared to a net investment loss of $5.2 million for the same period in 2001. The realized investment gains in 2002 was primarily due to a pre-tax investment gain of $64.9 million realized from WellPoint's investment in Trigon Healthcare, Inc., which was acquired by Anthem, Inc. in the third quarter of 2002. In accordance with generally accepted accounting principles, WellPoint realized the gain related to its investment upon completion of the Trigon transaction. Excluding this gain on the Trigon transaction, net realized investment losses for the nine months ended September 30, 2002 and September 30, 2001 would have been $15.4 million and $5.2 million, respectively. This increase in net realized investment losses of $10.2 million resulted primarily from the Company's restructuring of its investment portfolio mix. Gross investment income increased $16.0 million or 8.8% in 2002 over 2001 as a result of higher average investment balances during the nine months ended September 30, 2002 versus the nine months ended September 30, 2001. As a partial offset to this increase, net investment expenses increased by $3.4 million for the nine months ended September 30, 2002, due primarily to higher investment manager fees.

        The loss ratio for the nine months ended September 30, 2002 was 81.3% compared to 81.4% for the same period in 2001. The loss ratio attributable to the Health Care segment was 81.7% for the nine months ended September 30, 2002 compared to 81.9% for the same period in 2001. The loss ratio attributable to the Specialty segment was 70.7% for the nine months ended September 30, 2002 compared to 70.8% for the same period in 2001. The RightCHOICE business has a lower loss ratio than the Company's core businesses while the acquired Cerulean business has experienced a higher loss ratio than the Company's core businesses due to its higher percentage of large employer group business and fewer managed care offerings. Excluding the RightCHOICE and Cerulean acquisitions, the loss ratio for both segments combined would have been 80.6% for the nine months ended September 30, 2002 and 80.7% for the same period in 2001. The health care services and other benefits expense include an estimate of claims incurred during the period but which have not been reported to the Company. This estimate is actuarially determined based on a variety of factors and is inherently subject to a number of higher variable circumstances. Consequently, the actual results could differ materially from the amount recorded in the consolidated financial statements.

        The selling expense ratio for the nine months ended September 30, 2002 decreased to 4.0% compared to 4.1% for the nine months ended September 30, 2001. The acquired Cerulean business has experienced a lower selling expense ratio due primarily to its lower percentage of individual and small employer group business. The acquired RightCHOICE business also experienced a slightly lower selling expense ratio than the Company's core businesses. Excluding acquisitions, the selling expense ratio would have decreased slightly to 4.3% for the nine months ended September 30, 2002 from 4.4% for the same period in 2001.

        The administrative expense ratio decreased to 13.0% for the nine months ended September 30, 2002 from 13.8% for the nine months ended September 30, 2001. The acquired RightCHOICE business experienced a higher administrative expense ratio than the Company's core businesses for the nine months ended September 30, 2002 due to integration expenses, its higher concentration of administrative services business along with certain other transaction-related expenses. Excluding acquisitions, the administrative expense ratio decreased to 12.7% for the nine months ended September 30, 2002 compared to 13.8% a year ago, due to merger synergies, administrative efficiencies from technology investments and systems convergence efforts, and fixed administrative costs spread over a larger membership base.

        Interest expense increased $13.1 million to $49.4 million for the nine months ended September 30, 2002, compared to $36.3 million for the nine months ended September 30, 2001. The increase in interest expense was related to the higher average debt balance for the nine months ended September 30, 2002 in comparison to the nine months ended September 30, 2001, primarily due to the RightCHOICE acquisition. The weighted average interest rate for all debt for the nine months ended September 30, 2002, including the fees associated with the Company's borrowings and interest rate swap agreements, was 6.1%.

        Other expense, net decreased $11.3 million to $40.0 million for the nine months ended September 30, 2002, compared to $51.3 million for the nine months ended September 30, 2001. The decrease resulted from lower amortization of goodwill and other intangible assets due to the implementation of SFAS No. 142, which accounted for $29.8 million of the amortization decrease, plus an increase in income from the Company's share of its investments in joint ventures of $4.2 million. This decrease was partially offset by the following items: i) an increase in amortization of intangible assets with definite useful lives of $12.1 million, primarily due to recent acquisitions, ii) an increase in losses on the disposition of fixed assets of $7.1 million and iii) an increase in net operating expenses of $5.1 million from an insurance general agency subsidiary owned by the Company.

        The Company's net income for the nine months ended September 30, 2002 was $523.1 million, compared to $304.9 million for the nine months ended September 30, 2001. Net income for the nine months ended September 30, 2002 includes a net gain for two extraordinary items, a gain related to the acquisition of MethodistCare, partially offset by a loss on early redemption of debt. The extraordinary gain amounted to $8.9 million, or $0.06 per diluted share, and was due to an excess of the fair value of net assets over acquisition costs. The extraordinary loss was $3.8 million, net of tax, or $0.03 per diluted share, which resulted from the early redemption of certain of the Debentures.

        Earnings per share including the extraordinary items totaled $3.65 for the nine months ended September 30, 2002 and $2.41 for the nine months ended September 30, 2001. Earnings per share assuming full dilution including the extraordinary items totaled $3.48 for the nine months ended September 30, 2002 and $2.32 for the nine months ended September 30, 2001.

        Earnings per share for the nine months ended September 30, 2002 is based upon weighted average shares outstanding of 143.2 million shares, excluding potential common stock, and 150.4 million shares, assuming full dilution. Earnings per share for the nine months ended September 30, 2001 is based on 126.6 million shares, excluding potential common stock, and 132.0 million shares, assuming full dilution. The increase in weighted average shares outstanding primarily resulted from the issuance of shares related to the RightCHOICE acquisition and Company's employee stock option and purchase plans.

Financial Condition

        The Company's consolidated assets increased by $3,108.4 million, or 41.6%, to $10,580.5 million as of September 30, 2002 from $7,472.1 million as of December 31, 2001. The increase in total assets was primarily due to the acquisition of RightCHOICE, which accounted for $2,018.3 million or 64.9% of the increase. Excluding RightCHOICE, the increase in total assets was primarily due to growth in cash and investments of $821.8 million and an increase in receivables of $163.8 million. Cash and investments totaled $6.2 billion as of September 30, 2002, or 58.3% of total assets.

        Overall claims liabilities increased $410.9 million, or 18.5%, to $2,630.7 million as of September 30, 2002 from $2,219.8 million as of December 31, 2001. This increase is due to claims liabilities associated with the RightCHOICE acquisition of $156.5 million and an increase in the claims liabilities associated with the Company's core businesses of $254.4 million.

        As of September 30, 2002, the Company's long-term indebtedness was $1,156.3 million, of which $143.3 million was related to the Debentures, $464.2 million was related to the Company's 6 3/8% Notes due 2006, which includes a fair value adjustment of $15.0 million, $349.0 million was related to the Company's 6 3/8% Notes due 2012 and $199.8 million was related to commercial paper. The 6 3/8% Notes due 2012, with an aggregate principal amount at maturity of $350.0 million, were issued to finance the RightCHOICE acquisition. The Company's revolving credit facility indebtedness of $235.0 million at December 31, 2001 was repaid during the nine months ended September 30, 2002, with $200.0 million obtained through the commercial paper program and operating cash of $35.0 million. (See Note 5 to the Consolidated Financial Statements).

        Stockholders' equity totaled $3,772.8 million as of September 30, 2002, an increase of $1,640.2 million from $2,132.6 million as of December 31, 2001. The increase was primarily due to the issuance of the Company's Common Stock of $1,109.1 million in connection with the RightCHOICE acquisition, net income of $523.1 million for the nine months ended September 30, 2002 and a $184.9 million net increase from the reissuance of treasury stock related to the Company's employee 401(k) Plan, stock option and stock purchase plans. Partially offsetting these increases were the repurchase of 2.6 million shares of its common stock for $165.5 million and a decrease in net unrealized gains of $13.0 million, net of taxes, due primarily to investment securities.

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

        The Company's strategy for achieving its investment goals is broad diversification of its investments, both across and within asset classes. As of September 30, 2002, the Company's investment portfolio consisted primarily of investment grade fixed-maturity securities. The Company's portfolio also included large capitalization and small capitalization domestic equities, foreign equities, tax-exempt municipal bonds and a small amount of non-investment grade debt securities. The fixed-income assets include both short and long-duration securities with an attempt to match the Company's funding needs. The investment policy contains limitations regarding concentration in individual securities and industries and generally prohibits speculative and leveraged investments. Cash and investment balances maintained by the Company are sufficient to meet applicable regulatory financial stability and net worth requirements, including license requirements of the Blue Cross Blue Shield Association.

        Cash flow provided by operating activities was $954.1 million for the nine months ended September 30, 2002, compared with $445.7 million for the nine months ended September 30, 2001. Cash flow from operations for the nine months ended September 30, 2002 was due primarily to net income before extraordinary items of $518.0 million, an increase in medical claims payable of $223.0 million due to membership growth and higher provider contract rates and an increase in accounts payable and accrued expenses of $181.3 million resulting from the timing of liability payments. Partially offsetting these increases was an increase in receivables of $82.1 million due to revenue growth and timing of cash receipts.

        Net cash used in investing activities for the nine months ended September 30, 2002 totaled $1,220.6 million, compared with $1,023.2 million for the nine months ended September 30, 2001. The cash used in the nine months ended September 30, 2002 was attributable primarily to the purchase of investments of $4.7 billion, and of property and equipment, net of sales proceeds, of $70.0 million and the purchases of RightCHOICE and MethodistCare, net of acquired cash, of $349.2 million. Proceeds from investments sold and matured totaled $3.9 billion, partially offsetting the aforementioned purchases.

        Net cash provided by financing activities totaled $258.1 million for the nine months ended September 30, 2002 compared with $541.0 million for the nine months ended September 30, 2001. The net cash provided in the nine months ended September 30, 2002 was primarily related to additional debt of $350.0 million incurred to finance the RightCHOICE acquisition, in addition to the receipt of proceeds of $127.1 million from the issuance of stock related to the Company's employee stock option and purchase programs less $165.5 million in Company stock repurchases. During the nine months ended September 30, 2002, the Company repaid its entire indebtedness under the revolving credit facility of $235.0 million at December 31, 2001. The net borrowings of commercial paper totaled $199.8 million for the nine months ended September 30, 2002. The net proceeds of this commercial paper program and operating cash were used to repay the revolving credit facility.

        Effective as of March 30, 2001, the Company entered into two new unsecured revolving credit facilities allowing aggregate indebtedness of $1.0 billion. Upon execution of these facilities, the Company terminated its prior $1.0 billion unsecured revolving facility. Borrowings under these facilities (which are generally referred to collectively in this Quarterly Report on Form 10-Q as the Company's "revolving credit facility") bear interest at rates determined by reference to the bank's base rate or to the London InterBank Offered Rate ("LIBOR") plus a margin determined by reference to the then-current rating of the Company's senior unsecured long-term debt by specified rating agencies. One facility, which provides for borrowings of up to $750.0 million, expires as of March 30, 2006, although it may be extended for up to two additional one-year periods under certain circumstances. The other facility, which provides for borrowings of up to $250.0 million, originally expired as of March 30, 2002. In March 2002, the Company amended this facility to provide for an expiration date of March 28, 2003. Any amount outstanding under this facility as of March 28, 2003 may be converted into a one-year term loan at the option of the Company. Borrowings under the facilities are made on a committed basis or, in the case of the $750.0 million facility, pursuant to an auction bid process. The $750.0 million facility also contains sublimits for letters of credit and "swingline" loans. Each credit agreement requires the Company to maintain certain financial ratios and contains restrictive convenants, including restrictions on the occurrence of additional indebtedness and the granting of certain liens, limitations on acquisitions and investments and limitations on changes in control (See Note 5 to the Consolidated Financial Statements). As mentioned above, during the nine months ended September 30, 2002, the Company repaid its entire outstanding revolving credit facility balance at December 31, 2001 of $235.0 million.

        In April 2002, the Company commenced a commercial paper program providing for the issuance of up to $1.0 billion in aggregate maturity value of short-term indebtedness (known generally as "commercial paper"). The commercial paper is being issued by the Company without registration under the 1933 Act in reliance upon the exemption from registration contained in Section 4(2) of the 1933 Act. The commercial paper is issued in denominations of $100,000 or integral multiples of $1,000 in excess thereof, will bear such interest rates, if interest-bearing, or will be sold at such discount from their face amounts, as agreed upon by the Company and the dealer or dealers acting in connection with the commercial paper program. The commercial paper may be issued with varying maturities up to a maximum of 270 days from the date of issuance. The commercial paper ranks equally with all other unsecured and unsubordinated indebtedness of the Company. As of September 30, 2002, the outstanding commercial paper borrowings totaled $199.8 million with various maturity dates and had interest rates ranging from 1.90% to 1.97%. The weighted average yield on the outstanding commercial paper as of September 30, 2002 was 1.95%.

        As a part of a hedging strategy to limit its exposure to variable interest rate increases, the Company entered into interest rate swap agreements in order to reduce the volatility of interest expense resulting from changes in interest rates. The swap agreements are contracts to exchange variable-rate interest payments (weighted average rate for the nine months ended September 30, 2002 of 2.25%) for fixed-rate interest payments (weighted average rate for the nine months ended September 30, 2002 of 7.16%) without the exchange of the underlying notional amounts. The Company had entered into $200.0 million of fixed rate swap agreements, which consisted of a $150.0 million notional amount swap agreement at 6.99% maturing on October 17, 2003 and a $50.0 million notional amount swap agreement at 7.06% maturing on October 17, 2006. In September 2002, the Company terminated these two fixed rate swap agreements with an aggregate cash settlement of $17.6 million, which included $1.8 million of accrued interest with the remaining $15.8 million representing the fair value of the swap agreements at the time of termination (See Note 10 to the Consolidated Financial Statements).

        In order to mitigate interest rate fluctuations associated with its $450 million aggregate principal amount at maturity of 6 3/8% Notes due June 15, 2006 (the "2001 Notes"), the Company, on January 15,

2002 entered into a $200 million notional amount interest rate swap agreement which matures on June 15, 2006. The swap agreement is a contract to exchange a fixed 6 3/8% rate for a LIBOR-based floating rate (weighted average variable rate of 5.74% for the nine months ended September 30, 2002).

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

        Certain of the Company's subsidiaries are required to maintain minimum capital requirements prescribed by various regulatory agencies, including the California Department of Managed Health Care and the Departments of Insurance in various states. As of September 30, 2002 (or the most recent date with respect to which compliance is required), those subsidiaries of the Company were in compliance with all minimum capital requirements.

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

        On October 2, 2002, the Company announced that it had elected to redeem the Debentures as of October 28, 2002. Substantially all of the Debentures outstanding as of September 30, 2002 were tendered for conversion into the Company's Common Stock prior to the redemption date. Approximately $50,000 principal amount at maturity of the Debentures were settled in cash. This conversion will not have an extraordinary income statement impact in the fourth quarter of 2002. (See Note 15 to the Consolidated Financial Statements).

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

        For many of the Company's HMO plans (including substantially all of its California HMO plans), the Company contracts with physicians, hospitals and other health care providers through capitation fee arrangements as a means to manage health care costs. The Company has two general types of capitation arrangements. The predominant type is the so-called "professional" capitation arrangement. Under professional capitation arrangements, the Company pays the health care provider, such as a participating medical group, a fixed amount per member per month, and the health care provider assumes the risk of the member's utilization of certain specified health care services. Typically, under professional capitation arrangements, the health care provider does not assume the risk of the member's utilization of hospital-based services. The second type is the so-called "global" capitation arrangement. Under global capitation arrangements, the Company also pays the health care provider, such as a participating medical group, a fixed amount per member per month. However, under global capitation arrangements, the health care provider generally assumes the risk of the member's utilization of all health care services (subject to certain limited exceptions and state regulatory requirements). As of September 30, 2002, the Company had approximately 10 global capitation arrangements, covering approximately 1.5 million members. In addition, one of the Company's subsidiaries owns a 51% equity interest in a community health partnership network ("CHPN") operating in the greater Atlanta area. The CHPN is a locally based equity venture between the Company's subsidiary and local physician and hospital groups. The Company's subsidiary has entered into a global capitation arrangement with the CHPN. As of September 30, 2002, approximately 530,000 members were covered by this arrangement.

        For the nine months ended September 30, 2002 and 2001, the percentage of capitation expenses to total health care services and other benefits expense was 11.5% and 12.9%, respectively. As of September 30, 2002 and December 31, 2001, the percentage of capitation payable to total medical claims payable was 5.3% and 5.2%, respectively.

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

        Effective January 1, 2002, intangible assets and goodwill are accounted for under SFAS No. 142, "Goodwill and Other Intangible Assets." The new rules eliminate amortization of goodwill and other intangibles with indefinite lives, but these assets are subject to the impairment tests. (See Notes 4 and 11 to the Consolidated Financial Statements for a more complete discussion of the Company's intangible assets and goodwill). Management is required to make assumptions and estimates, such as the discount factor, in determining estimated fair value. Such estimated fair values might produce significantly different results if other reasonable assumptions and estimates were to be used.

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

        As a condition to approval of the CareFirst transaction, regulatory agencies may seek to impose requirements or limitations on the way that the combined company conducts it business. Although neither WellPoint nor CareFirst is obligated to agree to any material requirements or limitations in order to obtain approval, if either or both companies were to agree to any such conditions, such requirements or limitations or additional costs associated therewith could adversely affect WellPoint's ability to integrate the operations of CareFirst with those of WellPoint. Accordingly, a material adverse effect on WellPoint's revenue, results of operations and cash flows following the CareFirst transaction could result.

        As part of the Company's business strategy, the Company has acquired substantial operations in new geographic markets over the last six years. These businesses, some of which include substantial indemnity-based insurance operations, have experienced varying profitability or losses in recent periods. Since the relevant dates of acquisition of Cerulean and RightCHOICE, the Company has continued to work extensively on the integration of these businesses. However, there can be no assurances regarding the ultimate success of the Company's integration efforts or regarding the ability of the Company to maintain or improve the results of operations of the businesses of completed or pending transactions. The Company has incurred and will, among other things, need to continue to incur considerable expenditures for provider networks, distribution channels and information systems in addition to the costs associated with the integration of these acquisitions. The integration of these complex businesses may result in, among other things, temporary increases in claims inventory or other service-related issues that may negatively affect the Company's relationship with its customers and contribute to increased attrition of such customers. The Company's results of operations could be adversely affected in the event that the Company experiences such problems or is otherwise unable to implement fully its expansion strategy.

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

        In June 2000, the California Medical Association filed a lawsuit in U.S. district court in San Francisco against BCC. The lawsuit alleges that BCC violated the RICO Act through various misrepresentations to and inappropriate actions against health care providers. In late 1999, a number of class-action lawsuits were brought against several of the Company's competitors alleging, among other things, various misrepresentations regarding their health plans and breaches of fiduciary obligations to health plan members. In August 2000, the Company was added as a party to Shane v. Humana, et al., a class-action lawsuit brought on behalf of health care providers nationwide. In addition to the RICO claims brought in the California Medical Association lawsuit, this lawsuit also alleges violations of ERISA, federal and state "prompt pay" regulations and certain common law claims. In October 2000, the federal Judicial Panel on Multidistrict Litigation issued an order consolidating the California Medical Association lawsuit, the Shane lawsuit and various other pending managed care class-action lawsuits against other companies before District Court Judge Federico Moreno in the Southern District of Florida for purposes of the pretrial proceedings. In March 2001, Judge Moreno dismissed the plaintiffs' claims based on violation of the RICO Act, although the dismissal was made without prejudice to the plaintiffs' ability to subsequently refile their claims. Judge Moreno also dismissed, with prejudice, the plaintiffs' federal prompt pay law claims. On March 26, 2001, the California Medical Association filed an amended complaint in its lawsuit, alleging, among other things, revised RICO claims and violations of California law. A hearing on the plaintiffs' motion to certify a class was held in early May 2001. On May 9, 2001, Judge Moreno issued an order requiring that all discovery in the litigation be completed by December 2001, with the exception of discovery related to expert witnesses, which was to be completed by March 15, 2002. In June 2001, the federal Court of Appeals for the 11th Circuit issued a stay of Judge Moreno's discovery order, pending a hearing before the Court of Appeals on the Company's appeal of its motion to compel arbitration (which had earlier been granted in part and denied in part by Judge Moreno). The hearing was held in January 2002 and, in March 2002, the Court of Appeals panel issued an opinion affirming Judge Moreno's earlier action with respect to the motion to compel arbitration. The Company filed a motion requesting a rehearing of the matter before the entire 11th Circuit Court of Appeals, which motion was denied by the 11th Circuit Court of Appeals in June 2002. On July 29, 2002, Judge Moreno issued an order providing that discovery in the case would be allowed to re-commence on September 30, 2002. On September 26, 2002, Judge Moreno issued an additional order certifying a nationwide class of physicians in the Shane matter, setting a trial date in May 2003 and ordering the parties to participate in non-binding mediation. In October 2002, the Company filed a motion with the 11th Circuit Court of Appeals seeking to appeal Judge Moreno's class-certification order.

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

        In July 2001, two individual physicians seeking to represent a class of physicians, hospitals and other providers brought suit in the Circuit Court of Madison County, Illinois against HealthLink, Inc., which is now a subsidiary of the Company as a result of the RightCHOICE transaction. The physicians allege that HealthLink breached the contracts with these physicians by engaging in the practices of "bundling" and "down-coding" in its processing and payment of provider claims. The relief sought includes an injunction against these practices and damages in an unspecified amount. Discovery in the matter is currently being conducted and a hearing regarding class certification has been scheduled for June 5, 2003. A similar lawsuit was brought by physicians (including one of the physicians in the case described above) in the same court in Madison County, Illinois, on behalf of a nationwide class of providers who contract with Blue Cross and Blue Shield plans against the Blue Cross and Blue Shield Association and another Blue Cross Blue Shield plan. The complaint recites that it is brought against those entities and their "unnamed subsidiaries, licensees, and affiliates," listing a large number of Blue Cross and Blue Shield plans, including "Alliance Blue Cross Blue Shield of Missouri." The plaintiffs also allege that the plans have systematically engaged in practices known as "short paying," "bundling," and "down-coding" in their processing and payment of subscriber claims. Blue Cross Blue Shield of Missouri has not been formally named or served as a defendant in this suit.

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

        One of the Company's wholly owned subsidiaries operates as a pharmacy benefit manager ("PBM") under the trade name WellPoint Pharmacy Management. The PBM industry faces a number of risks and uncertainties in addition to those facing the Company's core health plan business. Such risks and uncertainties include the application of federal and state anti-remuneration laws (generally known as "anti-kickback" laws), whether PBMs operate as fiduciaries under the Employee Retirement Income Security Act of 1974 ("ERISA") and are in compliance with their fiduciary obligations under ERISA in connection with the development and implementation of items such as formularies, preferred drug listings and therapeutic intervention programs, and potential liability regarding the use of patient identifiable medical information. In addition, a number of federal and state legislative proposals are being considered that could affect a variety of PBM industry practices, such as the receipt of rebates from pharmaceutical manufacturers. The Company believes that its PBM business is currently being conducted in compliance in all material respects with applicable legal requirements. However, there can be no assurance that the Company's PBM business will not be subject to challenge under various laws and regulations, or that any such challenge will not have a material adverse effect upon the Company's results of operations or financial condition. In addition, future legislative enactments affecting the PBM industry could have a material adverse effect upon the Company's results of operations and financial condition.

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

        As a result of the general nationwide economic downturn, many states are currently experiencing budget deficits. State legislators are exploring a variety of alternatives to address this situation. In order to address the budget shortfalls, various states may propose reductions in payments received by Medicaid managed care providers such as the Company. Alternatively, state legislators may seek to impose greater state taxes. Any significant reduction in payments received by the Company in connection with its Medicare managed care business could have a material adverse effect on the Company's results of operations or financial condition. Additionally, any increase in state taxes could prolong or exacerbate the current economic downturn, which could in turn have a material adverse effect on the Company's results of operations or financial condition.

Review by Independent Accountants

        With respect to the unaudited consolidated financial information of WellPoint Health Networks Inc. for the three-month and nine-month periods ended September 30, 2002 and 2001, PricewaterhouseCoopers LLP ("PricewaterhouseCoopers") reported that they have applied limited procedures in accordance with professional standards for a review of such information. However, their separate report dated October 28, 2002 appearing herein, states that they did not audit and they do not express an opinion on that unaudited consolidated financial information. Accordingly, the degree of reliance on their report on such information should be restricted in light of the limited nature of the review procedures applied. PricewaterhouseCoopers is not subject to the liability provisions of Section 11 of the Securities Act of 1933 for their report on the unaudited consolidated financial information because that report is not a "report" or a "part" of the registration statement prepared or certified by PricewaterhouseCoopers within the meaning of Sections 7 and 11 of the Act.

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

        As of September 30, 2002, the Company's investment securities at market value totaled $5.0 billion, of which 91.9% was invested in fixed income securities with intermediate durations and the remaining 8.1% in equity securities. The Company has evaluated the net impact to the fair value of its fixed income investments from a hypothetical change in all interest rates of 100, 200 and 300 basis points ("bps"). In doing so, optionality was addressed through Monte Carlo simulation of the price behavior of securities with embedded options. In addressing prepayments on mortgage-backed securities, the model follows the normal market practice of estimating a non-interest rate sensitive component (primarily related to relocations) and an interest-sensitive component (primarily related to refinancings) separately. The model is based on statistical techniques applied to historical prepayment and market data, and then incorporates forward-looking mortgage market research and judgments about future prepayment behavior. Changes in the fair value of the investment portfolio, net of tax, are reflected in the balance sheet through stockholders' equity. Assuming increases of 100, 200 and 300 bps in market interest rates, the fair value of the Company's investment in fixed maturities as of September 30, 2002 would have decreased by $165.6 million, $340.5 million and $518.0 million, respectively.

        As of September 30, 2002, the Company's equity securities were comprised primarily of domestic stocks. Assuming an immediate decrease of 10% in market value, as of September 30, 2002, the hypothetical loss in fair value of stockholders' equity is estimated to be approximately $40.4 million, before tax.

        On January 15, 2002, the Company entered into an interest rate swap agreement which exchanges the fixed payments due under the 2001 Notes for a LIBOR-based floating rate. The Company believes that this allows it to better anticipate its interest payments while helping to manage the asset-liability relationship. As of September 30, 2002, assuming increases of 100, 200 and 300 bps in market interest rates, the fair value of this interest rate swap agreement would have decreased by $6.7 million, $13.2 million, and $19.4 million, respectively.

ITEM 4. Controls and Procedures

        The Company maintains "disclosure controls and procedures", as such term is defined under Rule 13a-14(c) of the rules and regulations under the Securities Exchange Act of 1934, as amended (the "Exchange Act"). These disclosure controls and procedures are designed to ensure that information required to be disclosed in the Company's Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission (the "SEC"), and that such information is accumulated and communicated to the Company's management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures. The Company has carried out an evaluation, within the 90 days prior to the date of filing of this Form 10-Q, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based upon their evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective in ensuring that material information relating to the Company is made known to the Chief Executive Officer and Chief Financial Officer by others within the Company during the period in which this Form 10-Q was being prepared.

        There have been no significant changes in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the date the Company completed its evaluation.

PART II OTHER INFORMATION

ITEM 1. Legal Proceedings

        See "Factors That May Affect Future Results of Operations" for a discussion of various pending legal matters involving the Company. The Company's Annual Report on Form 10-K/A for the year ended December 31, 2001 also contains a discussion of various pending legal matters.

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
	4.06	Form of 6 3/8% Note due 2006, incorporated by reference to Exhibit 4.1 to the Registrant's Current Report on Form 8-K dated June 12, 2001.
	4.07	Form of 6 3/8% Note due 2012, incorporated by reference to Exhibit 4.1 to the Registrant's Current Report on Form 8-K dated January 12, 2002.
	10.01	WellPoint Health Networks Inc. Comprehensive Executive Non-qualified Retirement Plan (as amended through September 1, 2002)
	10.02	Amendment to the WellPoint 401(k) Retirement Savings Plan effective as of September 1, 2002
	10.03	Amendment to the WellPoint 401(k) Retirement Savings Plan effective as of November 17, 2002
	15.01	Letter regarding unaudited interim financial information
	99.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350
	99.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350
(b)	Reports on Form 8-K

        On August 13, 2002, the Company filed a Current Report on Form 8-K attaching a revised schedule disclosing the medical membership of the Company as of December 31, 1999 and 2000, as of each calendar quarter end during the year ended December 31, 2001 and as of March 31, 2002.

        On August 14, 2002, the Company filed a Current Report on Form 8-K furnishing the Statements under Oath of its Principal Executive Officer and Principal Financial Officer Regarding Facts and Circumstances Relating to Exchange Act Filings. The Statements were furnished pursuant to Order No. 4-460 of the Securities and Exchange Commission issued on June 27, 2002.

        On October 10, 2002, the Company filed a Current Report on Form 8-K which reported that Blue Cross of California ("BCC"), a wholly owned subsidiary of the Company, is introducing a pilot program, designated the PPO Physician Quality and Incentive Program, which will provide financial and non-financial incentives to selected physicians serving BCC's preferred provider organization members to improve the quality of care and services delivered to members.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WELLPOINT HEALTH NETWORKS INC. Registrant
Date: November 13, 2002	By:	/s/ LEONARD D. SCHAEFFER Leonard D. Schaeffer Chairman of the Board of Directors and Chief Executive Officer
Date: November 13, 2002	By:	/s/ DAVID C. COLBY David C. Colby Executive Vice President and Chief Financial Officer
Date: November 13, 2002	By:	/s/ KENNETH C. ZUREK Kenneth C. Zurek Senior Vice President, Controller and Taxation

I, Leonard D. Schaeffer, Chairman of the Board and Chief Executive Officer, certify that:

1.
I have reviewed this quarterly report on Form 10-Q of WellPoint Health Networks Inc.;

2.
Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.
Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.
The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:
a)
designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)
evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c)
presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;
5.
The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):
a)
all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b)
any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and
6.
The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 13, 2002

/s/ LEONARD D. SCHAEFFER Leonard D. Schaeffer Chairman of the Board and Chief Executive Officer

I, David C. Colby, Executive Vice President and Chief Financial Officer, certify that:

1.
I have reviewed this quarterly report on Form 10-Q of WellPoint Health Networks Inc.;

2.
Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.
Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.
The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:
a)
designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)
evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c)
presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;
5.
The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):
a)
all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b)
any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and
6.
The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 13, 2002

/s/ DAVID C. COLBY David C. Colby Executive Vice President and Chief Financial Officer

QuickLinks

  ITEM 1. Financial Statements
WellPoint Health Networks Inc. Consolidated Balance Sheets
WellPoint Health Networks Inc. Consolidated Income Statements (Unaudited)
WellPoint Health Networks Inc. Consolidated Statement of Changes in Stockholders' Equity (Unaudited)
WellPoint Health Networks Inc. Consolidated Statements of Cash Flows (Unaudited)
WellPoint Health Networks, Inc. Notes to Consolidated Financial Statements (Unaudited)
  ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
  ITEM 3. Quantitative and Qualitative Disclosures About Market Risk
  ITEM 4. Controls and Procedures
PART II OTHER INFORMATION
  ITEM 1. Legal Proceedings
  ITEM 6. Exhibits and Reports on Form 8-K
SIGNATURES