Form 10-K
period 2002-12-31
WELLPOINT HEALTH NETWORKS INC /DE/
filed 2003-03-28
CIK 1013220

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO SECTIONS 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2002

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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
None

        Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒  No  ☐

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-K or any amendment to this Form 10-K.    ☐

        Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).    Yes    ☒    No    ☐

        As of June 28, 2002, the aggregate market value of the voting common stock held by non-affiliates of the registrant was $11,312,015,854.75 (based on the last reported sale price of $77.81 per share on June 28, 2002, on the New York Stock Exchange).

        As of March 15, 2003, there were approximately 144,984,323 shares of Common Stock, $0.01 par value of the registrant outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

        Part III of this annual report on Form 10-K incorporates by reference information from the registrant's definitive proxy statement for its 2003 Annual Meeting of Stockholders.

WELLPOINT HEALTH NETWORKS INC.
ANNUAL REPORT ON FORM 10-K

i

PART I

Item 1. Business.

General

        WellPoint Health Networks Inc. (the "Company" or "WellPoint") is one of the nation's largest publicly traded managed health care companies. As of December 31, 2002, WellPoint had approximately 13.2 million medical members and approximately 48.1 million specialty members. Through its subsidiaries, the Company offers a broad spectrum of network-based managed care plans to the large and small employer, individual, Medicaid and senior markets. The Company's managed care plans include preferred provider organizations ("PPOs"), health maintenance organizations ("HMOs") and point-of-service ("POS") and other hybrid plans and traditional indemnity plans. In addition, the Company offers managed care services, including underwriting, actuarial services, network access, medical management and claims processing. The Company also provides a broad array of specialty and other products, including pharmacy, dental, vision, life insurance, preventive care, disability insurance, behavioral health, COBRA and flexible benefits account administration.

        The Company markets its products in California primarily under the name Blue Cross of California, in Georgia primarily under the name Blue Cross Blue Shield of Georgia, in various parts of Missouri (including the greater St. Louis area) under the name Blue Cross Blue Shield of Missouri and in various parts of the country under the name UNICARE or HealthLink. These products are marketed by the Company's various operating subsidiaries throughout the United States. The Company holds the exclusive right in California to market its products under the Blue Cross name and mark and in Georgia and in 85 counties in Missouri (including the greater St. Louis area) to market its products under the Blue Cross and Blue Shield names and marks. The Company's customer base is diversified, with extensive membership among large and small employer groups and individuals and in the Medicare and Medicaid markets.

        In 1996, the Company began pursuing a nationwide expansion strategy through selective acquisitions and start-up activities in key geographic areas. With the acquisitions in March 1996 of the Life & Health Benefits Management division ("MMHD") of Massachusetts Mutual Life Insurance Company and in March 1997 of certain portions of the health and related life group benefit operations (the "GBO") of John Hancock Mutual Life Insurance Company, the Company significantly expanded its operations outside of California. The Company's acquisition strategy during this period was primarily focused on large employer group plans that offered indemnity and other health insurance products that were less intensively managed than the Company's products in California.

        More recently, the Company has focused on acquiring businesses that provide significant concentrations of members in strategic locations outside of California. In connection with this strategy, the Company completed its acquisitions of Methodist Care, Inc. and its affiliates ("MethodistCare") in April 2002, RightCHOICE Managed Care, Inc. ("RightCHOICE") in January 2002, Cerulean Companies, Inc. ("Cerulean"), the parent company of Blue Cross and Blue Shield of Georgia, Inc. ("Georgia Blue"), in March 2001 and Rush Prudential Health Plans ("Rush Prudential") in March 2000. As a result of these acquisitions, the Company is able to offer a mix of products, including HMO and PPO products, to customers in Texas, Missouri, Georgia and the greater Chicago area. One component of the Company's expansion strategy outside of California is to evaluate acquisition opportunities that will allow the Company to complement its product offerings in selected target areas.

        As of December 31, 2001, the Company's primary internal business divisions were focused on large employer group business, individual and small employer group business, and senior and specialty business. As a result of the January 31, 2002 acquisition of RightCHOICE, the organizational structure of the Company changed effective February 1, 2002. As a result of these changes, the Company has the following two reportable segments: Health Care and Specialty. The Health Care segment is managed geographically and provides a broad spectrum of network-based health plans to large and small employers and individuals. The Specialty business is maintained as a separate segment providing an array of specialty and other products, including pharmacy, dental, vision, life insurance, preventive care, disability insurance, behavioral health, COBRA and flexible benefits account administration. Segment information for the years ended December 31, 2002, 2001 and 2000 is included in Note 20 to the Consolidated Financial Statements.

        Unless otherwise indicated or the context otherwise requires, the following terms as used in this annual report on Form 10-K have the following meanings: "WellPoint" and the "Company" refer to WellPoint Health Networks Inc. together with its subsidiaries, "Blue Cross of California" refers to the Company's subsidiaries licensed to use the Blue Cross name and mark in California, "Blue Cross Blue Shield of Georgia" refers to the Company's subsidiaries licensed to use the Blue Cross and Blue Shield names and marks in Georgia and "Blue Cross Blue Shield of Missouri" refers to the Company's subsidiaries licensed to use the Blue Cross and Blue Shield names and marks in various Missouri counties. Any references in this annual report on Form 10-K to the Company's "plans," "services" or similar terms mean the plans and services offered through the Company's various operating subsidiaries.

Recent Completed Transactions and Pending Transactions

Acquisition of MethodistCare

        On April 30, 2002, the Company completed its acquisition of MethodistCare, which served over 70,000 members in Houston, Texas and surrounding areas at the time of acquisition. This acquisition was intended to enable UNICARE, WellPoint's national operating unit, to expand its product line by offering HMO and open-access products in the Gulf Coast and surrounding regions in Texas, including the greater Houston-Galveston metropolitan area.

Acquisition of RightCHOICE

        On January 31, 2002, the Company completed its merger with RightCHOICE, pursuant to the Agreement and Plan of Merger dated October 17, 2001 by and among the Company, RWP Acquisition Corp., a wholly owned subsidiary of the Company, and RightCHOICE. As a result of the merger, RightCHOICE has become a wholly owned subsidiary of WellPoint, and WellPoint now holds the exclusive license to use the Blue Cross and Blue Shield names and marks in 85 counties in the state of Missouri. The RightCHOICE acquisition was valued at approximately $1.5 billion on the closing date, which was paid with approximately $379.1 million in cash and approximately 16.5 million shares of WellPoint Common Stock.

Pending Acquisition of CareFirst

        On November 20, 2001, the Company entered into a definitive agreement (the "Original CareFirst Merger Agreement") to acquire CareFirst. CareFirst is a not-for-profit health care company which, along with its affiliates and subsidiaries, offers a comprehensive portfolio of health insurance products, direct health care and administrative services. As of December 31, 2002, CareFirst served approximately 3.2 million members in Maryland, Delaware, the District of Columbia and Northern Virginia. CareFirst operates through three wholly owned affiliates: CareFirst of Maryland, Inc., Group Hospitalization and Medical Services, Inc., doing business under the name CareFirst BlueCross BlueShield, and Blue Cross Blue Shield of Delaware, Inc. The CareFirst portfolio of products ranges from traditional fee-for-service health care insurance to fully managed care. CareFirst administers the largest federal employees health benefits plan in the nation. CareFirst affiliate companies also offer third-party administrative services and claims processing for self-insured groups.

        The Original CareFirst Merger Agreement provided that a wholly owned subsidiary of the Company would merge with and into CareFirst. As a result of the merger, the outstanding shares of common stock of CareFirst would be converted into the right to receive an aggregate purchase price of $1.3 billion, at least $450.0 million of which the Company would pay in cash and the balance in shares of the Company's Common Stock based on its average closing price in the 20-trading-day period ending the fifth trading day prior to the closing of the CareFirst transaction. In the event that the average closing price is below $35 per share, the Company would have the option to issue a five-year subordinated note in lieu of a portion of the purchase price to be paid in its Common Stock. The subordinated note would rank pari passu with the Company's Zero Coupon Convertible Subordinated Debentures due 2019, which were redeemed as of October 28, 2002.

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

        As a result of the Maryland legislation, the Company and CareFirst entered into an Amended and Restated Agreement and Plan of Merger (the "Amended CareFirst Merger Agreement") on January 24, 2003. The Amended CareFirst Merger Agreement provides, among other things, that the consideration for the transaction will consist solely of cash, if stock and other non-cash consideration are not allowed under any applicable law or regulation, and requires the termination of certain change-in-control payments as a condition to closing the transaction. In addition, the purchase price of $1.3 billion in the Original CareFirst Merger Agreement was increased by $70.0 million to $1.37 billion in the Amended CareFirst Merger Agreement. If the purchase price is paid solely in cash, the Amended CareFirst Merger Agreement allows up to $850.0 million of the purchase price to be financed by debt or equity offerings by the Company. If applicable law allows non-cash consideration, the purchase price will be paid in cash and stock or notes as provided in the Original CareFirst Merger Agreement. Before the CareFirst transaction is completed, CareFirst and certain of its subsidiaries will convert from their current status as not-for-profit corporations into for-profit, stock corporations. As part of this conversion, CareFirst will issue 100% of its outstanding common stock to charitable foundations established according to applicable law. If the transaction is consummated, on the closing date, one non-employee member of the existing Board of Directors of CareFirst will be appointed to the Company's Board of Directors. The chief executive officer of CareFirst will be named the president of the Company's southeast business region. Other senior executives of CareFirst will be assigned significant responsibilities with respect to the business of the Company in that area.

        The conversion will require the approval of insurance regulators in Maryland, Delaware and the District of Columbia, where CareFirst and its affiliates are domiciled. In addition, Group Hospitalization and Medical Services, Inc., CareFirst's operating affiliate in the District of Columbia, must have its federal charter amended or repealed by the United States Congress (subject to presidential approval) and obtain approval from the Washington, D.C. corporation counsel. The acquisition of CareFirst is also subject to antitrust clearance by the U.S. Department of Justice and the Federal Trade Commission and the receipt of a private letter ruling from the Internal Revenue Service that the conversion of CareFirst will constitute a tax-free reorganization and that gain or loss recognized by the holders of CareFirst stock in the merger will not be subject to unrelated business income tax.

        On March 5, 2003, the Maryland insurance commissioner issued an order disapproving the conversion of CareFirst to a for-profit entity. The Maryland legislature has 90 days to review the matter and has the power to veto the commissioner's decision. The Company has 30 days from the date of the commissioner's order to appeal the order. WellPoint intends to review the decision in greater detail and decide what actions, if any, are appropriate.

Managed Health Care Overview

        An increasing focus on costs by employers and consumers over the last decade has spurred the growth of HMO, PPO, POS and other forms of managed care plans as alternatives to traditional indemnity health insurance. Typically, HMOs and PPOs, as well as hybrid plans incorporating features of each (such as POS plans), develop health care provider networks by entering into contracts with hospitals, physicians and other health care professionals to deliver health care at favorable rates that incorporate health care management and other measures that encourage the delivery of medically necessary care as well as network credentialing and quality assurance. HMO, PPO and POS members generally are charged periodic, prepaid premiums and copayments (per-visit charges) or deductibles. PPOs, POS plans and a number of HMOs allow out-of-network usage, typically at substantially higher out-of-pocket costs to members. HMO members generally select one primary care physician from a network who is responsible for coordinating health care services for the member, while PPOs and other "open-access" plans generally allow members to select physicians without coordination through a primary care physician. Hybrid plans, such as POS plans, typically involve the selection of primary care physicians similar to HMOs, but allow members to choose non-network physicians at higher out-of-pocket costs similar to PPOs.

        The California Market.    The desire of California-based employers for a range of health care choices that promote effective cost controls and quality care has contributed to substantial market acceptance of managed health care in California, where the total penetration of managed health care companies is generally higher than the national average. Initial developments in California with respect to managed care were focused on HMOs and other tightly controlled plans. Over the last few years, this emphasis has decreased as consumers and media scrutiny have generally criticized the reduced choice typical of HMO plans and as greater regulatory restrictions have been placed on HMO offerings. The Company believes that this movement toward PPOs and other open-access plans will continue in the future. As of December 31, 2002, approximately 80.4% of the Company's commercial membership nationwide was in PPO plans or other types of open-access plans.

        Other States.    Outside of California, the past decade has seen significant transformations in the health care sector. Although market acceptance of the array of managed health care plans continues to grow throughout the United States, such acceptance still varies widely from state to state. In some states, especially larger population centers, members are offered health care choices focused on HMO or other closed-access plans. In other states, members are typically offered a spectrum of health care choices that are more focused on PPOs or traditional indemnity health models than in California. Indemnity insurance usually allows members substantial freedom of choice in selecting health care providers but without cost-control measures typical of managed care plans. Indemnity insurance plans typically require annual deductible obligations of members. Upon satisfaction of the deductible, the member is reimbursed for health care expenses on a full or partial basis of the indicated charges. Health plan reimbursement is often limited to the health plan's assessment of the reasonable and customary charges prevailing in a region for the particular health care procedure. As in California, initial developments in managed care in other states have generally focused on more restrictive plans. More recently, consumer and general public sentiment has shifted toward open-access plans.

Customer Segmentation

        WellPoint's products are generally developed and marketed with an emphasis on the differing needs of various customer groups. In particular, the Company's product development and marketing efforts take into account the differing characteristics between the various customer groups served by the Company, including individuals and small employers, large employers (generally with 51 or more employees), seniors and Medicaid recipients, as well as the unique needs of educational and public entities, federal employee health and benefit programs, national employers and state-run programs servicing high-risk and under-served markets. Individual business units are responsible for enrolling, underwriting and servicing customers in specific customer groups. The Company believes that one of the keys to its success has been its focus on distinct customer groups defined generally by employer size and geographic region, which better enables the Company to develop benefit plans and services that meet the needs of these distinct markets. Although the Company has experienced increased competition over the last several years, the Company has long been a market leader in the California individual and small employer group market.

Health Care Products and Services

Managed Care Products

        PPO and Other Plans.    The Company's PPO products are generally marketed in California under the name "Prudent Buyer," in Georgia under the name "Blue Choice PPO," in Missouri under the name "Alliance PPO" and in various parts of the country under the names "UNICARE" and "HealthLink" and are designed to address the specific needs of different customer groups. The Company's PPO plans generally require periodic, prepaid premiums and may have copayment obligations for services rendered by network providers that are often similar to the copayment obligations of its HMO plans. Unlike WellPoint's HMO and other "closed-access" plans, members are not required to select a primary care physician who is responsible for coordinating their care and members may be subject to annual deductible requirements. PPO members have the option to receive health care services from non-network health care professionals, typically at substantially higher out-of-pocket costs to members.

        In 1998, Blue Cross of California ("BCC") introduced its unique Employee Elect product in California, which allows small employers to offer their employees a menu of PPO and HMO options. In January 2001, BCC introduced its PlanScape family of individual PPO plans in California. The PlanScape plans are marketed toward purchasers with varying price preferences and offer a variety of coverage options and premium amounts. A similar small group program has been introduced by UNICARE in various states under the name "BusinessFlex." The Company's PPO members in California, Georgia and Missouri may also participate in the Blue Cross and Blue Shield Association's Blue Card program, which allows members to access other Blue Cross Blue Shield plans' PPO providers throughout the nation. In 2002, Blue Cross Blue Shield of Missouri introduced OptionBlue, a flexible health plan that allows employers to buy more than one PPO or POS design, while offering a choice of benefits to employees. Under OptionBlue, employers pay all or most of the cost of the lower-benefit plan and employees can purchase greater benefits if they choose. In January 2003, BCC introduced Power CareAdvocate PPO, which combines the choices of a PPO with the care management of an HMO. Power CareAdvocate PPO members who contact "health advocates" prior to receiving specialty care receive a higher level of benefits. Health advocates also assist members with special needs, such as those who are pregnant or awaiting surgery. In January 2003, UNICARE introduced CompleteChoice, which combines a high-deductible PPO with a supplemental employer-funded health reimbursement account and an optional member-funded flexible spending account. Cost incentives and information resources built into CompleteChoice encourage employees to become better-educated consumers of health care services. BCC introduced a similar product, also in January 2003, called Power HealthFund.

        The Company believes that an important growth opportunity in the individual market lies in the development of products that are priced attractively for previously uninsured people. In 2000, BCC introduced a new PPO product in California that offers significantly lower premiums in exchange for certain limited benefits, while still offering primary care physician visits, preventive care benefits and catastrophic coverage. During 2001, this product was also introduced in Georgia.

        HMO Plans.    The Company offers a variety of HMO products to its HMO members in California, Georgia, Illinois, Missouri and Texas. HMO members are generally charged periodic, prepaid premiums that do not vary based on the amount of services rendered, as well as copayments. Members choose a primary care physician from the HMO network who is usually responsible for coordinating health care services for the member. Certain plans permit members to receive services from health care professionals that are not a part of the Company's HMO network at a substantial out-of-pocket cost to members, which may include a deductible and higher copayment obligations.

Management Services

        In addition to fully insured products, WellPoint provides administrative services to large group employers that maintain self-funded health plans. In California, the Company often has been able to capitalize on this relationship by subsequently introducing underwritten managed care products. The Company's managed care services revenues have expanded considerably during the last several years as a result of the MMHD, GBO, Cerulean and RightCHOICE acquisitions. These businesses are comprised of a higher percentage of administrative services business than the Company's traditional California business. Georgia Blue currently provides administrative services for several accounts sponsored by the state of Georgia. These accounts comprise approximately 22% of the Company's Blue Cross Blue Shield of Georgia members and are scheduled to be transferred to an entity unaffiliated with the Company over the next two years.

        WellPoint offers managed care services, including underwriting, actuarial services, medical management, claims processing and administrative services for self-funded employers. WellPoint also enables employers with self-funded health plans to use WellPoint's provider networks and to realize savings through WellPoint's favorable provider arrangements, while allowing employers the ability to design certain health benefit plans in accordance with their own requirements and objectives. As of December 31, 2002, WellPoint served self-insured health plans covering approximately 5.0 million medical members.

        In connection with the RightCHOICE transaction, the Company has acquired RightCHOICE's subsidiary, HealthLink, Inc. ("HealthLink"), which itself wholly owns HealthLink HMO, Inc. As a preferred provider organization, HealthLink organizes networks of providers who agree to provide health care services at reduced rates. HealthLink contracts with payers of health care, such as employers that fund their own health plans, commercial insurers and Taft-Hartley trusts for access to HealthLink's networks. HealthLink also provides access to its networks for workers' compensation programs. HealthLink currently serves the states of Missouri, Illinois, Iowa, Arkansas, Indiana, Kentucky and West Virginia. HealthLink derives a portion of its revenues from providers for administrative services. As of December 31, 2002, approximately 2.0 million people were members of plans contracted with HealthLink. One of HealthLink's business strategies is to expand the HealthLink business in selected regions of the country.

Medicaid Plans and Other State-Sponsored Programs

        The California Department of Health Services ("DHS") administers Medi-Cal, California's Medicaid program. BCC has been awarded contracts to offer Medi-Cal managed care programs in various California counties. Under these programs, BCC provides health care coverage to Medi-Cal program members, and DHS (or a delegated local agency) pays BCC a fixed payment per member per month. As of December 31, 2002, approximately 1.1 million members were enrolled in BCC's Medi-Cal and other state-sponsored programs in various California counties. The Company has also obtained contracts to serve Medicaid members in locations outside of California, including parts of Oklahoma, Virginia and Massachusetts. As of December 31, 2002, the plans serving these members had approximately 396,160 members. In 2000, the Company entered into a joint venture with Medical Card Systems, Inc., a Puerto Rico-based group health and life insurer, to pursue contracts under the Health

Reform Program in Puerto Rico. As of December 31, 2002, the Company's share of this joint venture served approximately 288,151 members.

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

Blue Cross of California

        WellPoint's extensive managed health care provider networks in California include its PPO, HMO and specialty managed care networks. WellPoint uses its large California membership to negotiate physician contracts at favorable rates that promote delivery of quality care and encourage effective medical management. Under these contracts, physicians are paid either a fixed per member monthly amount (known as a capitation payment) or on the basis of a fixed-fee schedule. In selecting physicians for its networks, WellPoint uses its credentialing programs to evaluate the applicant's professional qualifications and experience, including license status, malpractice claims history and hospital affiliations.

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

        WellPoint's California PPO plans provide for the delivery of specified health care services to members by contracting with physicians, hospitals and other health care professionals. Hospital contracts are on a nonexclusive basis and generally provide for per diem payments (a fixed-fee schedule where the daily rate is based on the type of service) that provide for rates that are below the hospitals' standard billing rates. Physician contracts are also on a nonexclusive basis and specify fixed-fee schedules that are below standard billing rates. WellPoint is able to obtain prices for hospitals and physician services below standard billing rates because of the volume of business it offers to health care professionals that are part of its network. Rates are generally negotiated on an annual or multi-year basis with hospitals. Rates for physicians in the Company's PPO network are set from time to time by the Company.

        HMO Network.    The physician network of participating medical groups ("PMGs") is comprised of both multi-specialty medical group practices and individual practice associations. Substantially all primary care physicians or PMGs in the Company's California HMO network are reimbursed on a capitated basis. These arrangements specify fixed per member per month payments to providers and may result in a marginally higher medical care ratio than a non-capitated arrangement, but significantly reduce risk to WellPoint. Generally, HMO network hospital contracts are on a nonexclusive basis and provide for a per diem payment, which is below the hospitals' standard billing rates.

        Contractual arrangements with PMGs typically include provisions under which WellPoint provides limited stop-loss protection. If the PMG's actual charges for medical services provided to a member exceed an agreed-upon threshold amount, WellPoint will pay the group a portion of the excess amount. Rates are generally negotiated with PMGs and hospitals on an annual or multi-year basis. To encourage PMGs to contain costs of claims for non-capitated services, such as inpatient hospital, outpatient surgery, hemodialysis, emergency room, skilled nursing facility, ambulance, home health and alternative birthing center services, WellPoint's PMG agreements provide for a settlement payment to the PMG based in part upon the PMG's effective utilization of such non-capitated services. PMGs are also eligible for additional incentive payments based upon their satisfaction of quality criteria and management of outpatient prescription drugs. In 2001, BCC announced plans to modify the incentive compensation arrangements for PMGs serving the Company's California HMO members to place greater emphasis on assessment of health outcomes, patient satisfaction information and generic outpatient drug utilization. The HMO Shared Risk Incentive Program was launched in July 2001. In the program, a new quality standards score card is used to evaluate all medical groups in the HMO network and to provide them with feedback and assistance to support quality improvement efforts. BCC will continue to seek to implement this modification as agreements with PMGs are renewed over the next few years. In 2002, BCC announced plans to introduce a similar program to improve the quality of clinical care and service delivered to Blue Cross PPO members and to specifically reward quality performance among its PPO physician network. The one-year pilot program for BCC's PPO, designated the PPO Physician Quality and Incentive Program, is not expected to result in a material increase in the Company's medical expenses.

Blue Cross Blue Shield of Georgia

        In 1995, Cerulean began using jointly owned integrated delivery systems for managed health care products, with community health partnership networks ("CHPNs") as the cornerstone of this strategy. CHPNs are locally based equity ventures between Georgia Blue and a local physician group or hospital. The physician or hospital joint ventures, as well as other health care professionals with which the CHPN maintains contracts, provide clinical services. Georgia Blue provides sales, management and administrative services, including information systems and data management services. Georgia Blue's HMO affiliate collects premium and fee revenues from subscribers and retains a flat percentage as a contribution to surplus. After deduction for premium taxes and administrative payments for Georgia Blue, the remaining premium revenue is used for payment of medical expenses and contributions to the CHPN's retained earnings. As of December 31, 2002, Georgia Blue had one active CHPN, which operates in the greater Atlanta area. Outside of Atlanta, networks for Georgia Blue's HMO products are maintained without the use of a CHPN. The HMO membership in Atlanta that uses the CHPN accounts for a significant percentage of Georgia Blue's HMO membership.

        Georgia Blue has developed extensive physician and hospital networks that serve Georgia Blue's PPO plans and certain of its indemnity products. For these products, Georgia Blue uses a variety of reimbursement methods, including per diem payments, maximum allowable charge, case rates, discounted fee-for-service and fee schedules.

Blue Cross Blue Shield of Missouri

        The health care services received by Blue Cross Blue Shield of Missouri members are provided primarily by physicians, hospitals and other health care professionals in proprietary provider networks. Blue Cross Blue Shield of Missouri maintains multiple managed care provider networks, including PPO and HMO networks. Networks are developed based upon the geographic locale of the provider, the appropriateness of the provider's specialty and the particular region for that network, as well as the convenience and accessibility of the membership. As with the Company's other networks, physicians' credentials and experience and other factors are evaluated. The managed care contracts with providers incorporate medical management and quality improvement provisions. Network physicians receive either a monthly capitation payment or are paid on the basis of a fixed-fee schedule, which is generally lower than standard billing rates. PPO physicians are compensated on the basis of a fixed-fee schedule. Most of the primary care physicians in the HMO provider networks are compensated on a capitated basis, while most specialist physicians are compensated on the basis of a fixed-fee schedule. Hospital contracts generally provide for inpatient per diem payments, which provide for a reimbursement that is below the hospital's standard billing rate for an inpatient stay.

HealthLink

        HealthLink has developed extensive PPO networks in Missouri, Illinois, Indiana and various other states in which it operates. HealthLink's current network expansion efforts are concentrated on developing and supplementing the HealthLink provider networks in existing and adjacent areas of regional Missouri, Illinois, Indiana, Arkansas and Kentucky. HealthLink has also developed an HMO network concentrated in eastern and central Missouri, southern and central Illinois and parts of Arkansas. To serve workers' compensation members, HealthLink has developed workers' compensation PPO networks serving portions of Missouri, Illinois, Indiana and Arkansas. Physician and hospital representation in HealthLink's various networks takes into account a number of factors, including the particular specialty or offered services of a contracting physician or facility. HealthLink's provider contracts generally incorporate medical management and quality improvement features. These contracts also obligate contracting providers to pay HealthLink a fee for administrative services provided by HealthLink.

        HealthLink also operates a PPO entity, National Capital Preferred Provider Organization ("NCPPO"), in the Maryland/Virginia area. NCPPO is a joint venture with local health care providers and is majority owned by WellPoint.

UNICARE

        Due to the more recent development of the Company's UNICARE national operations, UNICARE's relations with health care professionals are more varied than the Company's relations in California, Georgia or Missouri. The Company conducts its network development efforts in various states, including Arkansas, Illinois, Indiana, Massachusetts, Michigan, Ohio, Texas and Virginia.

        As a result of the Rush Prudential acquisition, UNICARE added Rush Prudential's existing networks to its proprietary networks in the greater Chicago area. The MethodistCare acquisition was intended to enable UNICARE to expand its product line by offering HMO and open-access products in the Gulf Coast and surrounding regions in Texas, including the greater Houston-Galveston metropolitan area.

        A large number of UNICARE members are served by third-party provider networks, which may lack the selectivity and discounts typical of the Company's proprietary networks. One of the Company's strategies for the expansion of its UNICARE operations is to continue building and acquiring proprietary network systems in certain geographies in order to provide a continuum of managed care products to various customer segments. As UNICARE expands its operations, it intends to build or acquire such network operations and, as appropriate, to replace or supplement the current third-party network arrangements. During the last three years, UNICARE has consolidated its third-party network relationships in an effort to further contain its administrative expenses.

Ancillary Networks

        WellPoint evaluates current and emerging high-volume or high-cost services to determine whether developing an ancillary service network will yield cost control benefits. In establishing these ancillary service networks, WellPoint seeks to enter into capitation or fixed-fee arrangements with providers of these services. WellPoint regularly collects and analyzes industry data on high cost or high volume unmanaged services to identify the need for specialty managed care networks. For example, WellPoint has created Centers of Expertise for certain transplant services.

Medical Management

        In order to better manage quality in its provider networks, WellPoint adopts medical management processes and guidelines that are intended to reduce unnecessary or inappropriate procedures and admissions and the costs associated therewith. The medical management systems seek to provide WellPoint's members access to quality care based on medical necessity where final decisions are made by physicians. Other than for BCC's HMO and individual PPO products, WellPoint uses treatment guidelines, requires pre-admission approvals of hospital stays and concurrent review of certain admissions and retrospectively reviews physician practice patterns. Medical management also includes an outpatient program, with pre-authorization and retrospective review, ongoing supervision of inpatient and outpatient care of members, case management and discharge planning capacity. In its California HMO, WellPoint permits PMGs to oversee most medical management for their respective medical groups under WellPoint's guidelines. Currently, substantially all of the PMGs in WellPoint's California HMO network have established committees to oversee medical management.

        In addition to the medical management services above, WellPoint offers certain disease management programs, a high-risk pregnancy identification and management program and a nurse health information line to various members.

        For the Company's UNICARE managed care health plans, medical management is provided by UNICARE through the Company's subsidiary, CostCare, Inc. ("CCI"). As part of the GBO acquisition, the Company acquired CCI, which provided medical management services. The Company has integrated CCI's medical management and case management services into UNICARE offerings.

        Review of practice patterns may result in modifications and refinements to the PPO plan offerings and network contractual arrangements. In addition, WellPoint manages health care costs by periodically reviewing cost and utilization trends within its provider networks. Cases are reviewed in the aggregate to identify a high volume of a particular type of service in order to identify the most effective method of treatment while managing costs. In addition, the Company reviews high-cost procedures in an effort to provide new quality, cost-effective treatment by utilizing new technologies or by creating additional networks, such as its networks of home health agencies.

        In January 2003, BCC achieved full accreditation status for its PPO and excellent accreditation status for its commercial HMO/POS products from the National Committee for Quality Assurance ("NCQA"). Full and excellent accreditation are the highest ratings possible for these products, respectively. In May 2002, HMO Missouri, Inc. was awarded an excellent accreditation by NCQA for its HMO/POS products. In July 2002, NCQA awarded UNICARE Health Plans of the Midwest, Inc. an excellent accreditation for its HMO product. In 2002, Georgia Blue was awarded an excellent accreditation by NCQA for its HMO/POS and Platinum Medicare + Choice products. Georgia Blue's PPO product was also awarded Health Network Accreditation and Health Utilization Management Accreditation by the Utilization Review Accreditation Commission ("URAC"), a private organization providing voluntary accreditation of medical review entities. In addition, Georgia Blue was granted disease management accreditation from URAC for all of Georgia Blue's disease management organization programs. These programs include diabetes, congestive heart failure, high-risk pregnancy and secondary cholesterol. In 1996, Blue Cross Blue Shield of Missouri developed its innovative Physician Group Partners Program, which is designed to increase collaborative managed care initiatives with primary care physicians in Blue Cross Blue Shield of Missouri's HMO and to provide those physicians with the opportunity to earn additional compensation by improving patient satisfaction and improving performance levels using nationally recognized health care industry standards. The program has subsequently been expanded to include a specialist program in the PPO. The Physician Group Partners Program strives to establish long-term business relationships with physicians. Blue Cross Blue Shield of Missouri believes that this program has resulted in reduced integration and oversight of physicians, enhanced member satisfaction and improved quality measure scores. Blue Cross Blue Shield of Missouri has also implemented additional initiatives to enhance its business relationships with the physician community. In 2002, the Company's subsidiary, UNICARE Health Plans of the Midwest, Inc., was awarded a three-year excellent accreditation from the NCQA for its HMO product.

        CCI (which operates as UNICARE/CostCare) received full accreditation for its medical management program from URAC. Additionally, CCI has received full accreditation from URAC for its health information line program and its disease management programs. Blue Cross Blue Shield of Missouri and HealthLink are fully accredited by URAC for their medical management and health networks.

Underwriting

        In establishing premium rates for its health care plans, WellPoint uses underwriting criteria based upon its accumulated actuarial data, with adjustments for factors such as claims experience, member mix and industry differences to evaluate anticipated health care costs. WellPoint's underwriting practices in the individual and small group market are subject to legislation in California, Georgia, Illinois, Missouri, Texas and other states. Because UNICARE's members are in most states, the Company's underwriting practices, especially in the individual and small group market, are subject to a variety of legislative and regulatory requirements and restrictions. See "Government Regulation."

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

Specialty Managed Health Care and Other Plans and Services

        WellPoint offers a variety of specialty managed health care and other services. WellPoint believes that these specialty networks and plans complement and facilitate the marketing of WellPoint's medical plans and help in attracting employer groups and other members that are increasingly seeking a wider variety of options and services. WellPoint also markets these specialty products on a stand-alone basis to other health plans and other payers.

Senior Plans

        WellPoint offers numerous Medicare supplement plans, which typically pay the difference between health care costs incurred by a beneficiary and amounts paid by Medicare. For example, WellPoint offers a PPO-based product that offers supplemental Medicare coverage and a hybrid product which allows seniors over the age of 65 to maintain their full Medicare benefits for any out-of-network benefits while enrolled in a supplemental plan that allows them to choose their own physician with a copayment. As of December 31, 2002, these Medicare supplemental plans served approximately 402,433 members. These products are marketed under the "Senior Select" and "Senior SmartChoice" names in California, under the "65Plus" name in Georgia and under the "Blue Horizons" name in Missouri.

        WellPoint also offers an HMO plan under a Medicare + Choice contract in certain locations in California and Georgia. These contracts generally entitle WellPoint to a fixed per-member premium that is subject to adjustment annually by the Centers for Medicare and Medicaid Services ("CMS"), which administers the Medicare program, based on certain demographic information relating to the Medicare population and the cost of providing health care in a particular geographic area. In addition to physician care, hospitalization and other benefits covered by Medicare, the benefits under these plans (which vary by county) typically include routine physical exams, hearing tests, immunizations, eye examinations, counseling and health education services. As of December 31, 2002, the Company's Medicare + Choice HMO plans served approximately 77,657 members.

Pharmacy Products

        WellPoint offers pharmacy services and pharmacy benefit management services to its members. WellPoint's pharmacy services incorporate features such as drug formularies (Company-developed lists of preferred, cost-effective drugs), a pharmacy network and maintenance of a prescription drug database and mail order capabilities. Pharmacy benefit management services provided by WellPoint include management of drug utilization through outpatient prescription drug formularies, retrospective review and drug education for physicians, pharmacists and members. In December 2000, the Company completed its acquisition of a mail-order pharmacy facility, which now operates under the name PrecisionRx. As of December 31, 2002, WellPoint had approximately 35.0 million risk and non-risk pharmacy members.

Dental Plans

        WellPoint's California dental plans include Dental Net, its California dental HMO, and Blue Cross Dental Select HMO, a hybrid plan, a dental PPO and traditional indemnity plans. The Company's dental products outside of California currently include dental PPOs in Michigan, Missouri, Georgia and Texas and almost all of the other states in which the Company operates. The Company's dental plans provide primary and specialty dental services, including orthodontic services, and as of December 31, 2002, served approximately 2.7 million dental members.

        In December 2002, the Company announced the signing of a definitive agreement to acquire Golden West Dental & Vision, a privately held, stand-alone dental and vision company, headquartered in Camarillo, California. As of December 2002, Golden West served approximately 293,000 members, principally dental HMO members in California. The acquisition is subject to a number of closing conditions, including approval by the California Department of Managed Health Care. If the conditions are satisfied, the transaction is scheduled to close during the quarter ending June 30, 2003.

Life Insurance

        The Company offers life insurance (primarily term-life) and accidental death and dismemberment insurance to employers, generally in conjunction with the Company's health plans. The MMHD, GBO and Cerulean acquisitions have expanded the Company's life insurance business both inside and outside of California. As of December 31, 2002, the Company provided life insurance products to approximately 2.6 million individuals.

Behavioral Health Plans

        WellPoint offers specialized behavioral health plans. These plans cover mental health and substance abuse treatment services on both an inpatient and an outpatient basis. In addition, the Company has implemented approximately 290 employee assistance and behavioral managed care programs for a wide variety of businesses throughout the United States. As of December 31, 2002, there were approximately 7.3 million members covered under WellPoint's behavioral health plans.

Disability Plans

        The Company offers short-term and long-term disability programs, usually in conjunction with the Company's health plans. As of December 31, 2002, the Company provided short-term or long-term disability coverage to approximately 513,520 individuals.

Long-Term Care Insurance

        In 1997, the Company began offering a group of long-term care insurance products to its California members through its indirect wholly owned subsidiary BC Life & Health Insurance Company ("BC Life"). These plans, which are marketed under the Blue Cross Long Term Care trade name, involve six different products. The Company's long-term care products include tax-qualified and non-tax-qualified versions of a skilled nursing home care plan and comprehensive policies covering skilled, intermediate and custodial long-term care and home health care services.

Workers' Compensation Managed Care Services

        In California, the Company offers workers' compensation managed care services, including bill review, network access and medical management, to employers who self-insure their workers' compensation coverage, as well as to workers' compensation carriers. The Company's HealthLink subsidiary also provides workers' compensation managed care services to its clients in the central portion of the United States. See "Managed Health Care Networks and Provider Relations—HealthLink."

Market Research and Advertising

        WellPoint conducts market research and advertising programs to develop products and marketing techniques tailored specifically to customer segments. WellPoint uses print and broadcast advertising to promote its health care plans. In addition, the Company engages in promotional activities with agents, brokers and consultants. WellPoint incurred costs of approximately $76.3 million, $59.6 million and $61.8 million on advertising for the years ended December 31, 2002, 2001 and 2000, respectively.

Competition

        The managed health care industry in California is competitive on both a regional and statewide basis. In addition, in recent years there has been a trend of increasing consolidation among both national and California-based health care companies, which may further increase competitive pressures. WellPoint competes with other companies that offer similar managed health care plans, some of which have greater resources than WellPoint. In addition, the development and growth of companies offering Internet-based connections between health care professionals, employers and members, along with a variety of services, may create additional competitors. Currently, WellPoint is a market leader in offering managed health care plans to individuals and small employer groups in California. The medical care ratio attributable to WellPoint's individual and small group business has historically been lower than that for its large employer group business. As a result, a larger portion of WellPoint's profitability on a per-member basis is due to the individual and small group business. WellPoint has experienced increased competition in this market over the last several years, which could adversely affect its medical care ratio and future financial condition, cash flows or results of operations. See "Factors That May Affect Future Results of Operations."

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

        WellPoint believes that significant factors in the selection of a managed health care plan by employers and individual members include price, the extent and depth of provider networks, flexibility and scope of benefits, quality of services, market presence, reputation (which may be affected by public rankings or accreditation by voluntary organizations such as NCQA and URAC) and financial stability. Over the last couple of years, a health plan's ability to interact with employers, members and other third parties (including health care professionals) via the Internet has become a more important competitive factor. The Company has made technology investments to enhance its electronic interactions with third parties. WellPoint believes that it competes effectively against other health care industry participants.

Government Regulation

California

        DMHC and DOI Regulation.    WellPoint offers its managed health care products in California principally through its wholly owned indirect subsidiary, BCC, which is subject to regulation by the California Department of Managed Health Care (the "DMHC") under the Knox-Keene Health Care Service Plan Act of 1975. The insurance business conducted by the Company's subsidiary, BC Life, is regulated by the California Department of Insurance (the "California DOI"). Each entity is subject to various minimum capital and other requirements, such as restrictions on the payment of dividends or the issuance of capital stock, established by its respective regulatory authority. BCC's managed health care programs are also subject to extensive DMHC regulation regarding benefit and coverage levels, relationships with health care providers, administrative capacity, marketing and advertising, procedures for quality assurance and subscriber and enrollee grievance resolution. Any material modifications to the organization or operations of BCC are subject to prior review and approval by the DMHC. BC Life must obtain approval from the California DOI for all of its group insurance policies and certain aspects of its individual policies prior to issuing those policies, as well as certain other material actions that BC Life may propose to take. The failure to comply with applicable regulations can subject BCC or BC Life to various penalties, including fines or the imposition of restrictions on the conduct of its operations.

California Health Care Reform Legislation

        Since September 1999, the California legislature has adopted a number of health care reform measures and other legislation affecting the Company's operations. The following is a summary of the material terms of the most significant of these laws.

        The Managed Health Care Insurance Accountability Act of 1999 established an explicit duty on managed care entities to exercise ordinary care in arranging for the provision of medically necessary health care services to their subscribers and imposes liability for all harm legally caused by the failure to exercise such ordinary care. Managed care entities may be held liable if their failure to exercise ordinary care results in the denial, delay or modification of a health care service recommended for or furnished to the subscriber and the subscriber suffers "substantial harm." For purposes of the statute, "substantial harm" is defined as the loss of life, loss of or significant impairment of a limb or bodily function, significant disfigurement, severe and chronic pain or significant financial loss. Liability may be established for health care services regardless of whether the recommending health care provider is a contracting provider with the managed care entity. Managed care plans may not seek indemnity from a health care provider for the liability imposed by the statute. A cause of action may not be maintained under the statute against a managed care entity unless the subscriber has exhausted independent medical review procedures, except in instances where substantial harm has occurred or will imminently occur prior to the completion of the independent medical review.

        Assembly Bill 55 established an independent medical review system. Every health plan enrollee, whether currently under the regulatory supervision of the DMHC or the California DOI, must be provided with an opportunity to seek an independent medical review whenever health care services have been denied, modified or delayed by a managed care entity or one of its contracting physicians, if this decision was based on a finding that the proposed services are not medically necessary. There is no minimum dollar level for claims to be subject to the independent review process and the enrollee does not have any responsibility for the payment of any application or processing fee. An enrollee's provider may assist and advocate in the review. All health plan contracts must provide an opportunity to seek an independent review. The statute does not apply to decisions by a health plan that health care services are not covered under the plan issued to the subscriber.

        Assembly Bill 88 requires that any health care service plan contract or disability insurance policy must provide coverage for the diagnosis and medically necessary treatment of severe mental illness under the same terms and conditions applied to other medical conditions.

        Assembly Bill 78 provided for the creation of the DMHC, which now regulates the health care service plan operations previously under the supervision of the California Department of Corporations. The DMHC is advised by an advisory committee consisting of 22 members, 11 of whom are appointed by the California Governor, 10 of whom are appointed by the joint recommendation of the California Governor, the Speaker of the California Assembly and the California Senate Committee on Rules and one of whom is the Director of the Department (who is appointed by the California Governor). This advisory committee is required to issue an annual report, which is to include a report card issued to the public on the comparative performance of managed care organizations. This bill also established an Office of Patient Advocate, who is appointed by the California Governor, to represent the interest of enrollees. The Office of Patient Advocate is charged with the responsibility of helping enrollees secure health care services and will have access to the records of the DMHC. Under the legislation, the new DMHC has been granted expanded powers, including the ability to order the discontinuance of "unsafe or injurious practices."

        Senate Bill 260 established a Financial Solvency Standards Board (the "Board") comprised of the Director of the DMHC (the "Director") and seven members appointed by the Director. The Board reviews financial solvency matters affecting the delivery of health care services and recommends financial solvency requirements relating to plan operations, plan-affiliate operations and transactions, plan-provider contractual relationships and provider-affiliate operations and transactions. Every contract between a health care service plan and a risk-bearing organization (i.e., any provider group that provides services in exchange for fixed capitation payments) must include a requirement that the risk-bearing organization furnish financial information to the health care service plan. In addition, the health care service plan must disclose information to the risk-bearing organization that enables the organization to be informed regarding its financial risk. Plans must provide payment of all risk arrangements, excluding capitation payments, within 180 days after the close of each fiscal year. Risk-bearing organizations may not be at financial risk for the provision of health care services unless a particular contract provision allocating such risk has first been negotiated and agreed to between the health care service plan and the risk-bearing organization. In addition, no contract between a health care service plan and a risk-bearing organization may include any provision that requires a health care provider to accept rates or methods of payments unless the provisions have first been negotiated and agreed to between the plan and the risk-bearing organization.

        Senate Bill 559 ("SB 559") imposes certain disclosure obligations and other limitations on health care plans, such as the Company, that make their networks of contracted providers available to other entities. Under SB 559, health care plans must disclose to contracting providers that they intend to make their health care networks, and the negotiated discounts, available to other payers, such as self-insured employers or workers' compensation insurance companies. Providers may decline to be included in any list of contracted providers made available to any payer entity that does not provide financial incentives to, or otherwise actively encourage, the payer's members to use the list of contracting providers when obtaining medical care.

        Assembly Bill 1455 ("AB 1455") imposes new time limits for the payment of uncontested covered claims and required health care service plans to pay interest on uncontested claims not paid promptly within the required time period. AB 1455 also granted the DMHC additional authority to impose monetary penalties and other sanctions on health plans engaging in certain "unfair payment practices" (as defined in AB 1455).

        Senate Bill 168 ("SB 168"), which became effective January 1, 2002, prohibits publicly displaying an individual's social security number or printing an individual's social security number on any member identification card. Compliance with SB 168 is being phased in over periods extending to July 1, 2005.

        Senate Bill 1411 ("SB 1411") prohibits health plans that provide maternity coverage from imposing copayments or deductibles for inpatient hospital maternity services that exceed the most common amount of the copayment or deductible for inpatient services provided for other medical conditions. SB 1411 will become effective on July 1, 2003.

        The California Legislature has also adopted legislation that imposes restrictions on the categories of persons that may be involved in medical management activities and on the conduct of such activities. Various other newly adopted bills mandate coverage for certain benefits, such as the provision of oral contraceptives, and place further limitations on health plan operations.

Federal

        A variety of federal laws have been adopted in the last several years affecting the Company's operations and a significant number of measures have also been proposed for future adoption. The following is a summary of the significant enacted measures as well as proposed measures.

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

        HIPAA also establishes new requirements regarding the confidentiality of patient health information and regarding standard formats for the transmission of health care data. In December 2000, the Department of Health and Human Services promulgated final regulations regarding the privacy of "protected health information." These regulations become effective in April 2003. The rules, among other things, require that health plans give patients a clear written explanation of how they intend to use, keep and disclose patient health information, prohibit health plans from conditioning payment or coverage on a patient's agreement to disclose health information for other purposes and create federal criminal penalties for health plans, providers and claims clearinghouses that knowingly and improperly disclose information or obtain information under false pretenses. Final regulations regarding the standard formats for the transmission of health care information became effective in October 2002. In December 2001, legislation was enacted that offers health entities the option of extending the date for compliance with these regulations until October 2003. The Company has filed for such extension. The Company, like many other entities in the health care industry, has incurred substantial expenditures as a result of the various HIPAA regulations, and expects that it will continue to incur expenditures as the various regulations become effective. The Company is working diligently to achieve compliance with these regulations in the time periods required. However, there can be no assurances that the Company will achieve such compliance or that the other entities with which the Company interacts will take the appropriate actions to achieve compliance in a timely manner. Upon effectiveness in October 2003 of the HIPAA regulations governing standard formats for health care transactions, the Company may see an increase in the number of health care transactions that are submitted to the Company in paper format, which could have the effect of increasing the Company's costs to process medical claims.

        Balanced Budget Act.    In August 1997, President Clinton signed into law the Balanced Budget Act of 1997 (the "Balanced Budget Act"). The Balanced Budget Act included a number of measures affecting the provision of health care. The act placed restrictions on the variation in Medicare reimbursement amounts (so-called "risk adjusters") between counties. CMS has released proposed risk adjusters, which are currently expected to be implemented in phases through the year 2005. In addition, the Balanced Budget Act ostensibly expanded the managed health plan options available to Medicare enrollees to include PPO, POS and high-deductible health plans intended for MSAs. Regulations regarding these changes were adopted in June 1998. Finally, the Balanced Budget Act implemented certain changes with respect to Medicare supplement programs, including guaranteed coverage issues. Certain of the changes under the Balanced Budget Act could have the result of increasing the Company's costs.

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

        In California and Georgia, WellPoint provides a senior plan product under a Medicare + Choice contract that is subject to regulation by CMS. Under this contract and CMS regulations, if WellPoint's premiums received for Medicare-covered health care services provided to senior plan Medicare members are more than the Company's projected costs associated with the provision of health care services provided to senior plan members, then WellPoint must provide its senior plan members with additional benefits beyond those required by Medicare or reduce its premiums or deductibles or copayments, if any. CMS has the right to audit HMOs operating under Medicare contracts to determine the quality of care being rendered and the degree of compliance with CMS contracts and regulations. During 2003, Congress is expected to consider a number of proposals to reform the

Medicare program. These proposals may range from extensive reform of the program itself to the addition of a prescription drug benefit for Medicare beneficiaries. It is unclear what legislation, if any, may be adopted and, if any proposals are adopted, the effects of such measures on the Company's results of operations or financial condition.

        Future Health Care Reform. A number of legislative proposals have been made at the federal and state levels over the past several years. These proposals would, among other things, mandate benefits with respect to certain diseases or medical procedures, require plans to offer an independent external review of certain coverage decisions or establish health plan liability in a manner similar to the California legislation discussed above or the Georgia and Texas legislation discussed in the following section. The United States Congress is currently considering a number of alternative health care reform measures that would, among other things, mandate external review of treatment denial decisions and provide for managed care liability. There have also been proposals made at the federal level to implement greater restrictions on employer-funded health plans, which are generally exempted from state regulation by the Employee Retirement Income Security Act of 1974, as amended. During 2003, Congress may consider a proposal to authorize so-called association health plans ("AHPs"), which would allow small employers to associate for the purposes of obtaining health coverage. AHPs would be generally exempt from state insurance regulation and, as a result, could potentially have a significant competitive advantage over the small-employer group products currently offered by WellPoint's operating subsidiaries.

        WellPoint is unable to evaluate new legislation that may be proposed and when or whether any such legislation will be enacted and implemented. However, many of the proposals, if adopted, could have a material adverse effect on WellPoint's financial condition, cash flows or results of operations, while others, if adopted, could potentially benefit WellPoint's business.

Other States

        The Company's activities in other states are subject to state regulation applicable to the provision of managed health care services and the sale of traditional health indemnity insurance. As a result of the Company's various acquisitions, the Company and certain of its subsidiaries are also subject to regulation by the DOI in Delaware (which is the state of incorporation and domicile of UNICARE Life & Health Insurance Company, one of the Company's principal operating subsidiaries outside of California), Georgia, Illinois, Indiana, Missouri, Texas and in most other states. As the Company expands its offering of managed care products in new geographic locations, it will be subject to additional regulation by governmental agencies applicable to the provision of health care services. The Company believes it is in compliance in all material respects with all current state regulatory requirements applicable to its business as presently conducted. However, changes in government regulations could affect the level of services which the Company is required to provide or the rates which the Company can charge for its health care products and services.

        As the Company continues to expand its operations outside of California, new legislative and regulatory developments in Delaware, Georgia, Illinois, Missouri, Texas and various other states will have greater potential effect on the Company's financial condition, cash flows or results of operations. In 1999, the Georgia Legislature adopted several new bills, including one that requires managed care plans to offer coverage for services rendered by out-of-network providers and one that establishes a Consumers' Insurance Advocate with authority to review and comment upon matters pending before the Department of Insurance. Over the past few years, there has also been an increase in other states in proposed legislation regarding, among other things, mandated benefits, prompt payment of claims, health plan liability, third-party review of health plan coverage determinations and health plan relationships with providers. The Company expects that this trend of increased legislation will continue. These laws may have the effect of increasing the Company's health care services expense.

        In 1997, the Texas legislature adopted SB 386 which, among other things, purports to make managed care organizations ("MCOs") such as the Company liable for the failure by the MCO, its employees or agents to exercise ordinary care when making "health care treatment decisions" (as defined in the legislation). The legislation became effective as of September 1, 1997. To date, this legislation has not adversely affected the Company's results of operations. However, although the Company maintains insurance covering such liabilities, to the extent that this legislation (or similar legislation that may be subsequently adopted at the federal or state level) effectively expands the scope of liability of MCOs, such as the Company, it may have a material adverse effect on the Company's results of operations, financial condition and cash flows. Even if the Company is not held liable under any litigation, the existence of potential MCO liability may cause the Company to incur greater costs in defending such litigation.

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

Service Marks

        WellPoint and its subsidiaries have filed for registration of and maintain several service marks, trademarks and trade names at the federal level and in various states in which it operates. WellPoint and various of its operating subsidiaries are currently parties to license agreements with the Blue Cross and Blue Shield Association (the "BCBSA") which allow them to use the Blue Cross or Blue Shield names and marks in California, Georgia and parts of Missouri with respect to WellPoint's health plan business. The BCBSA is a national trade association of Blue Cross and Blue Shield licensees. Each licensee is an independent legal organization and is not responsible for the obligations of other BCBSA member organizations. A Blue Cross or Blue Shield license requires payment of a fee to the BCBSA and compliance with various requirements established by the BCBSA, including the maintenance of specified minimum capital. The failure to meet such capital requirements can subject the Company to certain corrective action, while the failure to meet a lower specified level of capital can result in termination of the Company's license agreement with the BCBSA. Pursuant to the rules and license standards of the BCBSA, WellPoint has agreed to guarantee specified obligations to customers of certain of WellPoint's subsidiaries holding controlled affiliate licenses from the BCBSA. WellPoint considers the licensed Blue Cross and Blue Shield names and their registered service marks, trademarks and trade names important in the operation of its business.

Employees

        At December 31, 2002, WellPoint and its subsidiaries employed approximately 16,200 persons on a full-time basis. Approximately 142 of the Company's employees were covered by a collective bargaining agreement with the Office and Professional Employees International Union, Local 29 as of December 31, 2002. Approximately 175 of the Company's office clerical employees in the greater Detroit area were covered by a collective bargaining agreement with the International Brotherhood of Teamsters, Chauffeurs, Warehousemen and Helpers of America, Local No. 614 as of March 1, 2003. WellPoint believes that its relations with its employees are good, and it has not experienced any work stoppages.

Executive Officers of the Registrant

        Leonard D. Schaeffer, age 57, has been Chairman of the Board of Directors and Chief Executive Officer of the Company since August 1992. Mr. Schaeffer served as Chief Executive Officer of Blue Cross of California from 1986 to 2002 and has served as Chairman of its Board of Directors since 1989.

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

        D. Mark Weinberg, age 50, has been Executive Vice President and Chief Development Officer since February 2002. From March 1999 until February 2002, he was Executive Vice President, Individual and Small Group Division of the Company. From October 1995 until March 1999, he served as Executive Vice President, UNICARE Businesses of the Company. From August 1992 until May 1996, Mr. Weinberg served as a director of the Company. From February 1993 to October 1995, Mr. Weinberg was Executive Vice President, Consumer and Specialty Services of the Company. Prior to February 1993, Mr. Weinberg was Executive Vice President of Blue Cross of California's Consumer Services Group from December 1989 to February 1993 and was Senior Vice President of Individual and Senior Services of Blue Cross of California from April 1987 to December 1989. From 1981 to 1987, Mr. Weinberg held a variety of positions at Touche Ross & Co. From 1976 to 1981, Mr. Weinberg was general manager for the CTX Products Division of PET, Inc.

        Joan E. Herman, age 49, joined the Company in June 1998 as Executive Vice President, Specialty Division. From April 1999 until March 2000, Ms. Herman was Executive Vice President, Senior and Specialty Businesses. Since March 2000, Ms. Herman has been Executive Vice President, Senior, Specialty and State-Sponsored Programs Division. From 1982 until joining the Company, Ms. Herman was with Phoenix Home Life Mutual Insurance Company, a mutual insurance company, most recently serving as Senior Vice President. Ms. Herman is a member of the Society of Actuaries and the American Academy of Actuaries.

        David S. Helwig, age 46, has been Executive Vice President, Blue Cross of California Businesses since February 2002. From March 2001 until February 2002, he was Executive Vice President, Large Group Division of the Company. From May 2000 until March 2001, Mr. Helwig was Senior Vice President, Western Region, Large Group Businesses of the Company and from March 1999 until May 2000, Mr. Helwig served as Senior Vice President and Chief Actuary for the Company. From 1995 until March 1999, Mr. Helwig served as Senior Vice President of Individual and Small Group Services for the Company and from May 1994 until 1995, Mr. Helwig was Senior Vice President of Consumer Services for CaliforniaCare Health Plans, a subsidiary of the Company. From 1991 to May 1994, Mr. Helwig was Senior Vice President and Chief Actuary of Blue Cross of California and from February 1993 until May 1994, Mr. Helwig also served as Chief Financial Officer and Treasurer of Blue Cross of California.

        Rebecca Kapustay, age 51, has been Executive Vice President, Central Services since January 2003. From March 2001 until January 2003, she served as Executive Vice President, Blue Cross Blue Shield of Georgia. From 1979 until 1992, Ms. Kapustay held various positions with Blue Cross of California of increasing responsibility in both operations and data processing. From 1993 until April 1994, Ms. Kapustay was General Manager of the Company and from May 1994 until 2000, Ms. Kapustay held various positions with the Company including Senior Vice President, California Operations and more recently Senior Vice President, Large Group Services.

        John A. O'Rourke, age 59, joined the Company in February 2002 as Executive Vice President, Central Business Region. From February 1997 until January 2002, Mr. O'Rourke was Chairman and Chief Executive Officer of RightCHOICE Managed Care, Inc. From January 1985 until joining RightCHOICE, Mr. O'Rourke was President and Chief Executive Officer of HealthLink. Prior to joining HealthLink, Mr. O'Rourke was Deputy Director of the Office of HMOs in the U.S. Department of Health and Human Services.

        David C. Colby, age 49, joined the Company in September 1997 as Executive Vice President and Chief Financial Officer. From April 1996 until joining the Company, Mr. Colby was Executive Vice President, Chief Financial Officer and Director of American Medical Response, Inc., a health care services company focusing on ambulance services and emergency physician practice management. From July 1988 until March 1996, Mr. Colby was with Columbia/HCA Healthcare Corporation, most recently serving as Senior Vice President and Treasurer. From September 1983 until July 1988, Mr. Colby was Senior Vice President and Chief Financial Officer of The Methodist Hospital in Houston, Texas.

        Thomas C. Geiser, age 52, has been Executive Vice President, General Counsel and Secretary of the Company since May 1996. From July 1993 until May 1996, Mr. Geiser held the position of Senior Vice President, General Counsel and Secretary. Prior to joining the Company, he was a partner in the law firm of Brobeck, Phleger & Harrison from June 1990 to June 1993 and a partner in the law firm of Epstein Becker Stromberg & Green from May 1985 to May 1990. Mr. Geiser joined the law firm of Hanson, Bridgett, Marcus, Vlahos & Stromberg as an associate in March 1979 and became a partner in the firm, leaving in May 1985.

        Woodrow A. Myers, Jr., M.D., age 49, has been Executive Vice President, Chief Medical Officer of the Company since September 2000. From 1995 until September 2000, he served as Director, Healthcare Management of Ford Motor Company. From 1991 until 1995, Dr. Myers served as Senior Vice President and Corporate Medical Director of The Associated Group (now known as Anthem Blue Cross Blue Shield). From 1990 to 1991, Dr. Myers was the Commissioner of Health for the City of New York. Dr. Myers serves as a director of Somnus Medical Technologies.

        Alice F. Rosenblatt, age 54, has been Executive Vice President, Actuarial and Integration Planning and Implementation, and Chief Actuary of the Company since March 2002. From March 1999 to February 2002, Ms. Rosenblatt was Senior Vice President, Actuarial and Integration Planning and Implementation and Chief Actuary of the Company. From August 1998 to February 1999, she was Senior Vice President, Mergers and Acquisitions Integration and from October 1996 to July 1998, she was Senior Vice President, Chief Actuary of the Company. From February 1994 until September 1996, Ms. Rosenblatt was a partner with Coopers & Lybrand LLP. From May 1989 until December 1993, Ms. Rosenblatt served as the Senior Vice President and Chief Actuary of Blue Cross Blue Shield of Massachusetts. From 1987 until 1989, Ms. Rosenblatt served as the Chief Actuary and Senior Vice President of Blue Cross of California's health maintenance organization and group services.

        Ronald J. Ponder, Ph.D., age 60, has been Executive Vice President, Information Services and Chief Information Officer since July 2002. From April 1999 to June 2002, Dr. Ponder served as President and Chief Executive Officer of Telecom, Media & Networks Americas, a Cap Gemini Ernst & Young company. Prior to that, Dr. Ponder was President and Chief Executive Officer of BDSI, Inc. from November 1997 to April 1999. Dr. Ponder has also held senior officer positions at Federal Express, Sprint and AT&T.

        John S. Watts, Jr., age 43, became Executive Vice President, Blue Cross Blue Shield of Georgia in January 2003. From March 2001 to January 2003, Mr. Watts served as Senior Vice President for Blue Cross Blue Shield of Georgia's Large Group Division. From February 2000 to March 2001, Mr. Watts served as Acting Senior Vice President, UNICARE commercial accounts for the Company's Large Group Division, eastern, southern and central regions. Prior to that, Mr. Watts was General Manager of Blue Cross of California's Large Group Services, key and major accounts serving employer groups of 51-2,000 employees. Mr. Watts joined Blue Cross of California in 1995 as regional director responsible for the Los Angeles sales office.

May 1996 Recapitalization and Restrictions on Ownership and Transfer of Securities

        The Company's predecessor, WellPoint Health Networks Inc., a Delaware corporation ("Old WellPoint"), was organized in 1992 as a public for-profit subsidiary of Blue Cross of California

("BCC"), to own and operate substantially all of the managed health care businesses of BCC. In order to fulfill BCC's public benefit obligations to the State of California arising out of the creation of Old WellPoint, BCC and Old WellPoint undertook a recapitalization (the "Recapitalization"), which was concluded on May 20, 1996. As a result of the Recapitalization, among other things, Old WellPoint merged into BCC, a special dividend of $995.0 million was made to the shareholders of Old WellPoint and the California HealthCare Foundation (the "California Foundation") became the holder of 53,360,000 shares, or approximately 80%, of the surviving WellPoint entity. As of January 2001, the California Foundation ceased to own any shares of WellPoint Common Stock.

        In connection with the Recapitalization, BCC relinquished its rights under the Blue Cross License Agreement dated January 1, 1991 between BCC and the BCBSA. The BCBSA and the Company entered into a new License Agreement (the "License Agreement"), pursuant to which the Company became the exclusive licensee for the right to use the Blue Cross name and related service marks in California and a member of the BCBSA. See "Service Marks."

        At the time of the Recapitalization, pursuant to an agreement with the BCBSA, the Company's Certificate of Incorporation included an "Ownership Limit" with respect to the Company's voting securities. At such time, the "Ownership Limit" was established as one share less than 5% of the Company's outstanding voting securities. In December 1997, the Company and the BCBSA, in accordance with the provisions of Article VII, Section 14(f)(2) of the Company's Certificate of Incorporation, agreed to modify the Ownership Limit to the following: (i) for any "Institutional Investor," one share less than 10% of the Company's outstanding voting securities; and (ii) for any "Noninstitutional Investor," other than the California Foundation, one share less than 5% of the Company's outstanding voting securities. For these purposes, "Institutional Investor" means any person if (but only if) such person is (1) a broker or dealer registered under Section 15 of the Securities Exchange Act of 1934 (the "Exchange Act"), (2) a bank as defined in Section 3(a)(6) of the Exchange Act, (3) an insurance company as defined in Section 3(a)(19) of the Exchange Act, (4) an investment company registered under Section 8 of the Investment Company Act of 1940, (5) an investment adviser registered under Section 203 of the Investment Advisers Act of 1940, (6) an employee benefit plan or pension fund which is subject to the provisions of the Employee Retirement Income Security Act of 1974 or an endowment fund, (7) a parent holding company, provided the aggregate amount held directly by the parent, and directly and indirectly by its subsidiaries which are not persons specified in paragraphs (1) through (6), does not exceed one percent of the securities of the subject class, or (8) a group, provided that all the members are persons specified in paragraphs (1) through (7). In addition, every filing made by such person with the Securities and Exchange Commission under Regulation 13D-G (or any successor Regulation) under the Exchange Act with respect to such person's beneficial ownership must contain a certification (or a substantially similar one) that the WellPoint Common Stock acquired by such person was acquired in the ordinary course of business and was not acquired for the purpose of and does not have the effect of changing or influencing the control of WellPoint and was not acquired in connection with or as a participant in any transaction having such purpose or effect. For such purposes, "Noninstitutional Investor" means any person that is not an Institutional Investor. The License Agreement is subject to termination by the BCBSA in the event that any stockholder of the Company becomes the beneficial owner of shares greater than the applicable Ownership Limit.

        In December 1997, the Company and the BCBSA also agreed that the License Agreement would be subject to termination in the event that any entity other than the California Foundation became the beneficial owner of 20% or more of WellPoint's then-outstanding Common Stock or other equity securities that (either by themselves or in combination) represented an ownership interest of 20% or greater. WellPoint also agreed that it would not issue any class or series of securities other than shares of Common Stock, non-voting, non-convertible debt securities or such other securities as WellPoint may approve, provided that WellPoint will provide the BCBSA with at least 30 days advance notice of the issuance of such securities and the BCBSA will have the authority to determine how such securities will be treated for purposes of determining a particular holder's beneficial ownership of Common Stock.

        In connection with the Recapitalization, BCC also received a ruling from the Internal Revenue Service (the "IRS") that, among other things, the conversion of BCC from a nonprofit public benefit corporation to a for-profit entity (the "BCC Conversion") qualified as a tax-free transaction and that no gain or loss was recognized by BCC for federal income tax purposes. The California Foundation and the Company entered into an Indemnification Agreement which provides, with certain exceptions, that the California Foundation will indemnify WellPoint against the net tax liability as a result of a revocation or modification, in whole or in part, of the ruling by the IRS or a determination by the IRS that the BCC Conversion constitutes a taxable transaction for federal income tax purposes.

        In August 1997, pursuant to approval by the stockholders at the Company's 1997 Annual Meeting, the Company reincorporated in the state of Delaware. Each of the material agreements (other than the Indemnification Agreement) entered into in connection with the Recapitalization was amended and restated on substantially similar terms at the time of the reincorporation.

        During the quarter ended September 30, 1998, the Company received a private letter ruling from the IRS with respect to the treatment of certain payments made at the time of the Recapitalization and the acquisition of the commercial operations of BCC. The ruling allowed the Company to deduct as an ordinary and necessary business expense the $800.0 million cash payment made by BCC in May 1996 to one of two newly formed charitable foundations. As a result of and in reliance on the ruling, the Company experienced a reduction in its income tax expense of $85.5 million and the Company reduced its goodwill resulting from the Recapitalization by $194.5 million during the year ended December 31, 1998. The Company filed for refund claims of approximately $198.6 million of previous year income tax payments and reduced income tax payments during 1998 and 1999 by approximately $81.4 million. In August 1999, the Company received a cash refund (including applicable accrued interest) of approximately $183.0 million, which was reflected in the statement of cash flows for such year. The Company has refund claims pending of approximately $39.3 million.

        In March 2002, the Company received a letter from the IRS notifying the Company that the IRS was considering revoking the September 1998 private letter ruling. The letter stated that the IRS was considering, in essence, reversing its earlier position and concluding that the $800.0 million payment was not an ordinary and necessary business expense. The letter further stated that the IRS was withdrawing the private letter ruling and that the Company could no longer rely on the private letter ruling. Under Section 7805(b) of the Internal Revenue Code, the IRS has discretionary authority to limit the retroactive effect of any revocation of a letter ruling. In March 2002, the Company submitted a written request for such relief under Section 7805(b). On April 9, 2002, the Company received a letter from the IRS notifying the Company that its request had been granted and that the September 1998 private letter ruling would not be revoked on a retroactive basis. Based on this April 9, 2002 letter, the Company intends to continue to rely on the September 1998 private letter ruling in its treatment of the $800.0 million cash payment made in May 1996.

Factors That May Affect Future Results of Operations

        Certain statements contained in "Item 1. Business," such as statements concerning the Company's geographic expansion and other business strategies, the effect of recent health care reform legislation, changes in the competitive environment and small group membership growth and other statements contained herein regarding matters that are not historical facts, are forward-looking statements (as such term is defined in the Securities Exchange Act of 1934, as amended). Such statements involve a number of risks and uncertainties that may cause actual results to differ from those projected. Factors that could cause actual results to differ materially include, but are not limited to, those discussed below. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof.

Federal and State Health Care Regulation; Legislative Reform; Activities as Government Contractor

        WellPoint's operations are subject to substantial regulation by federal, state and local agencies. Such regulation may either relate to the Company's business operations or to the financial condition of regulated subsidiaries. With regard to the Company's business operations, regulation typically covers prescribed benefits, prompt payment of claims, relationships with providers, marketing, advertising, medical management, quality assurance and member grievance resolution. With regard to the financial condition of regulated subsidiaries, regulation typically governs the amount of capital required to be retained in such subsidiaries and the ability of such subsidiaries to pay dividends. From time to time, the Company and its subsidiaries receive requests for information from regulatory agencies or are notified that such agencies or other officials are conducting reviews, investigations or other proceedings with respect to certain of the Company's activities. There can be no assurance that any past or future regulatory action by any such agencies will not have a material adverse effect on the profitability or marketability of WellPoint's health plans, the Company's ability to access capital from the operations of its regulated subsidiaries or on its financial condition, cash flows or results of operations. See "Government Regulation" for an additional discussion of federal and state laws and regulations affecting the Company's business operations.

        In addition to capital requirements imposed by the DMHC and certain Departments of Insurance, the Company and its BCBSA-licensed affiliates are required to maintain certain levels of capital to satisfy BCBSA requirements. During 1998, the National Association of Insurance Commissioners (the "NAIC"), the trade association representing state insurance regulators, adopted a risk-based capital formula for licensed managed care organizations called Managed Care Organization Risk-Based Capital ("MCORBC"). The NAIC also approved an accompanying Risk-Based Capital for Health Organizations Model Act (the "Model Act"), which serves as a model for states considering enacting new legislation. The BCBSA adopted the MCORBC formula effective as of December 31, 1999. If adopted by states, the minimum capital requirements under the Model Act are not expected to have a material impact on the Company, although there can be no assurances that new minimum capital requirements will not increase the Company's capital requirements in the future.

        The health care industry has become the subject of greater legislative and media scrutiny in recent years. In 1999, California adopted a considerable number of health care reform measures, including legislation providing for health plan liability and independent review of health plan decisions. See "Government Regulation." An increasing number of proposals are being considered by the United States Congress and state legislatures relating to health care reform and the Company expects that some of such proposals will be enacted. During 2003, the United States Congress is expected to consider adoption of legislation to authorize AHPs, which could have a material adverse effect on the Company's small employer group business. There can be no assurance that recently enacted or future legislation will not have a material adverse impact on WellPoint's health care services expense, financial condition, cash flows or results of operations.

        The Company provides insurance products to Medi-Cal beneficiaries in various California counties under contracts with the DHS (or a delegated local agency) and to Medicare beneficiaries in certain states. The Company also provides Medicaid products to beneficiaries in Virginia, Oklahoma, Massachusetts, Puerto Rico and other states and provides administrative services for CMS in various capacities. There can be no assurance that acting as a government contractor in these circumstances will not increase the risk of heightened scrutiny by such government agencies, or that the profitability from this business will not be adversely affected by inadequate premium rate increases due to governmental budgetary issues. Future actions by any regulatory agencies may have a material adverse effect on the Company's business.

        As a result of the PrecisionRx transaction completed in December 2000, one of the Company's subsidiaries conducts business as a mail order pharmacy. The pharmacy business is subject to extensive federal, state and local regulations that are in many instances different from those under which the Company's traditional health care businesses operate. The failure to properly adhere to these and other applicable regulations could result in the imposition of civil and criminal penalties, which could adversely affect the Company's results of operations or financial condition. In addition, pharmacies are exposed to risks inherent in the packaging and distribution of pharmaceuticals and other health care products. Although the Company intends to maintain professional liability insurance, there can be no assurances that the coverage limits under such insurance programs will be adequate to protect against future claims or that the Company will be able to maintain insurance on acceptable terms in the future.

        One of the Company's wholly owned subsidiaries operates as a pharmacy benefit manager ("PBM") under the trade name WellPoint Pharmacy Management. The PBM industry faces a number of risks and uncertainties in addition to those facing the Company's core health plan business. Such risks and uncertainties include the application of federal and state anti-remuneration laws (generally known as "anti-kickback" laws), whether PBMs operate as fiduciaries under the Employee Retirement Income Security Act of 1974, as amended ("ERISA") and are in compliance with their fiduciary obligations under ERISA in connection with the development and implementation of items such as formularies, preferred drug listings and therapeutic intervention programs, and potential liability regarding the use of patient-identifiable medical information. In addition, a number of federal and state legislative proposals are being considered that could affect a variety of PBM industry practices, such as the receipt of rebates from pharmaceutical manufacturers. The Company believes that its PBM business is currently being conducted in compliance in all material respects with applicable legal requirements. However, there can be no assurance that the Company's PBM business will not be subject to challenge under various laws and regulations, or that any such challenge will not have a material adverse effect upon the Company's results of operations or financial condition. In addition, future legislative enactments affecting the PBM industry could have a material adverse effect upon the Company's results of operations and financial condition.

        In April and May 2002, WellPoint Pharmacy Management received two administrative subpoenas duces tecum issued by the U.S. Attorney's Office in Boston Massachusetts. The Company does not believe that its pharmacy benefit management business is presently a target of investigation by the U.S. Attorney. The subpoenas appear to focus primarily on WellPoint Pharmacy Management's relationship with TAP Pharmaceuticals, including TAP's drugs Lupron and Prevacid. The Company has responded to the subpoenas by producing certain requested documents.

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

        In June 2000, the California Medical Association filed a lawsuit in U.S. district court in San Francisco against BCC. The lawsuit alleges that BCC violated the Racketeer Influenced and Corrupt Organizations Act ("RICO") through various misrepresentations to and inappropriate actions against health care providers. In late 1999, a number of class-action lawsuits were brought against several of the Company's competitors alleging, among other things, various misrepresentations regarding their health plans and breaches of fiduciary obligations to health plan members. In August 2000, the Company was added as a party to Shane v. Humana, et al., a class-action lawsuit brought on behalf of health care providers nationwide. In addition to the RICO claims brought in the California Medical Association lawsuit, this lawsuit also alleges violations of the Employee Retirement Income Security Act of 1974, as amended ("ERISA"), federal and state "prompt pay" regulations and certain common law claims. In October 2000, the federal Judicial Panel on Multidistrict Litigation issued an order consolidating the California Medical Association lawsuit, the Shane lawsuit and various other pending managed care class-action lawsuits against other companies before District Court Judge Federico Moreno in the Southern District of Florida for purposes of the pretrial proceedings. In March 2001, Judge Moreno dismissed the plaintiffs' claims based on violation of RICO, although the dismissal was made without prejudice to the plaintiffs' ability to subsequently refile their claims. Judge Moreno also dismissed, with prejudice, the plaintiffs' federal prompt pay law claims. On March 26, 2001, the California Medical Association filed an amended complaint in its lawsuit, alleging, among other things, revised RICO claims and violations of California law. On May 9, 2001, Judge Moreno issued an order requiring that all discovery in the litigation be completed by December 2001, with the exception of discovery related to expert witnesses, which was to be completed by March 15, 2002. In June 2001, the federal Court of Appeals for the 11th Circuit issued a stay of Judge Moreno's discovery order, pending a hearing before the Court of Appeals on the Company's appeal of its motion to compel arbitration (which had earlier been granted in part and denied in part by Judge Moreno). The hearing was held in January 2002 and, in March 2002, the Court of Appeals panel issued an opinion affirming Judge Moreno's earlier action with respect to the motion to compel arbitration. The Company filed a motion requesting a rehearing of the matter before the entire 11th Circuit Court of Appeals, which motion was denied by the 11th Circuit Court of Appeals in June 2002. On July 29, 2002, Judge Moreno issued an order providing that discovery in the case would be allowed to re-commence on September 30, 2002. On September 26, 2002, Judge Moreno issued an additional order certifying a nationwide class of physicians in the Shane matter, setting a trial date in May 2003 and ordering the parties to participate in non-binding mediation. In October 2002, the Company filed a motion with the 11th Circuit Court of Appeals seeking to appeal Judge Moreno's class-certification order. In December 2002, the 11th Circuit granted the Company's motion for interlocutory review of the class-certification order. The parties are currently conducting pre-trial discovery. A mediator has been appointed by Judge Moreno.

        In March 2002, the American Dental Association and three individual dentists filed a lawsuit in U.S. district court in Chicago against the Company and BCC. This lawsuit alleges that WellPoint and BCC engaged in conduct that constituted a breach of contract under ERISA, trade libel and tortious interference with contractual relations and existing and prospective business expectancies. The lawsuit seeks class-action status. The Company filed a motion (which was granted in July 2002) with the federal Judicial Panel on Multidistrict Litigation requesting that the proceedings in this case be consolidated with a similar action brought against other managed care companies that has been consolidated with the Shane lawsuit.

        In July 2001, two individual physicians seeking to represent a class of physicians, hospitals and other providers brought suit in the Circuit Court of Madison County, Illinois against HealthLink, Inc., which is now a subsidiary of the Company as a result of the RightCHOICE transaction. The physicians allege that HealthLink breached the contracts with these physicians by engaging in the practices of "bundling" and "down-coding" in its processing and payment of provider claims. The relief sought includes an injunction against these practices and damages in an unspecified amount. This litigation was dismissed without prejudice at the request of the plaintiffs in February 2003. A similar lawsuit was brought by physicians (including one of the physicians in the case described above) in the same court in Madison County, Illinois, on behalf of a nationwide class of providers who contract with Blue Cross and Blue Shield plans against the Blue Cross and Blue Shield Association and another Blue Cross Blue Shield plan. The complaint recites that it is brought against those entities and their "unnamed subsidiaries, licensees, and affiliates," listing a large number of Blue Cross and Blue Shield plans, including "Alliance Blue Cross Blue Shield of Missouri." The plaintiffs also allege that the plans have systematically engaged in practices known as "short paying," "bundling" and "down-coding" in their processing and payment of subscriber claims. Blue Cross Blue Shield of Missouri has not been formally named or served as a defendant in this suit.

        The financial and operational impact that these and other evolving theories of recovery will have on the managed care industry generally, or the Company in particular, is at present unknown.

Pending Transaction with CareFirst

        WellPoint has entered into the Amended CareFirst Merger Agreement to acquire CareFirst. Completion of this transaction is subject to the satisfaction of a number of conditions, including approval of the insurance regulators in each of Maryland, Delaware and the District of Columbia. In addition, one of CareFirst's operating affiliates must have its federal charter amended or repealed by the United States Congress (subject to presidential approval) and must obtain approval from the Washington, D.C. corporation counsel. There can be no assurances that the required approvals will be obtained. On March 5, 2003, the Maryland insurance commissioner issued an order disapproving the transaction. WellPoint has 30 days from the date of the commissioner's order to appeal the order. If all conditions to closing are not met on or before November 20, 2004, each of WellPoint and CareFirst will have the right to terminate the Amended CareFirst Merger Agreement. As a result, there can be no assurances that the transaction will be consummated. See "Recent Completed Transactions and Pending Transactions—Pending Acquisition of CareFirst."

        As a condition to approval of the transaction, regulatory agencies may seek to impose requirements or limitations on the way that the combined company conducts its business. Although neither WellPoint nor CareFirst is obligated to agree to any material requirements or limitations in order to obtain approval, if either or both companies were to agree to any such conditions, such requirements or limitations or additional costs associated therewith could adversely affect WellPoint's ability to integrate the operations of CareFirst with those of WellPoint. Accordingly, a material adverse effect on WellPoint's revenues, results of operations and cash flows following the CareFirst transaction, if consummated, could result.

Indebtedness from Completed and Pending Acquisitions

        In connection with the RightCHOICE and Cerulean transactions, the Company incurred significant additional indebtedness to fund the cash payments made to the acquired companies' stockholders. In addition, the Company may incur additional indebtedness to fund some or all of the cash payments to be made in connection with the pending CareFirst transaction. See "Recent Completed Transactions and Pending Transactions—Pending Acquisition of CareFirst." This existing or new indebtedness may result in a significant percentage of the Company's cash flow being applied to the payment of interest, and there can be no assurance that the Company's operations will generate sufficient future cash flow to service this indebtedness. The Company's current indebtedness, as well as any indebtedness that the Company may incur in the future (such as indebtedness incurred to fund repurchases of its Common Stock or to fund the CareFirst or other transactions), may adversely affect the Company's ability to finance its operations and could limit the Company's ability to pursue business opportunities that may be in the best interests of the Company and its stockholders.

Health Care Costs and Premium Pricing Pressures

        The Company's future profitability will depend in part on its ability to accurately predict health care costs and to control future health care costs through underwriting criteria, medical management, product design and negotiation of favorable provider and hospital contracts. Changes in utilization rates, demographic characteristics, the regulatory environment and health care practices, inflation, new technologies, clusters of high-cost cases and numerous other factors affecting health care costs may adversely affect WellPoint's ability to predict and control health care costs as well as WellPoint's financial condition, results of operations or cash flows. Periodic renegotiations of hospital and other provider contracts, coupled with continued consolidation of physician, hospital and other provider groups, may result in increased health care costs or limit the Company's ability to negotiate favorable rates. In the past few years, large physician practice management companies have experienced extreme financial difficulties (including bankruptcy), which may subject the Company to increased credit risk related to provider groups and cause the Company to incur duplicative health care services expense.

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

Integration of Acquisitions; Geographic Expansion Strategy; Future Acquisitions

        One component of the Company's business strategy has been to diversify into new geographic markets, particularly through strategic acquisitions. The Company has completed a number of significant acquisitions since 1996. Since the relevant dates of acquisition, the Company has worked extensively on the integration of the acquired MMHD, GBO, Rush Prudential and Cerulean businesses. The Company has also completed significant work on the integration of the RightCHOICE and MethodistCare businesses. Consolidation of these acquired operations into the Company's operations require considerable expenditures and a significant amount of management time. Due to the complex nature of the merger integration process, particularly the information systems designed to serve these businesses, the Company may temporarily experience increases in claims inventory or other service-related issues that may negatively affect the Company's relationship with its customers and contribute to increased attrition of such customers. The success of these acquisitions will, among other things, also require the integration of a significant number of the employees into the Company's existing operations and the completion of the integration of separate information systems. No assurances can be given regarding the ultimate success of the integration of these acquisitions into the Company's business.

        As the Company pursues its geographic expansion strategy, the Company's market share in new markets may not be as significant, and its provider networks may not be as extensive, as in California, Georgia and Missouri, and the Company will not have the benefit of the Blue Cross or Blue Shield names and marks, which are important components of its success in California, Georgia and Missouri. The Company no longer has the benefit of the MassMutual, John Hancock or Rush Prudential trade names. There can be no assurance that the absence of one or more of these elements will not adversely affect the success of the Company's geographic expansion strategy.

        The Company actively considers acquisition opportunities on a regular basis, both in connection with its geographic expansion strategy and its California operations. The Company currently has no existing agreements or commitments to effect any material acquisition, other than the Amended CareFirst Merger Agreement. There can be no assurance that the Company will be able to consummate the CareFirst transaction or identify additional acquisition candidates available for sale at reasonable prices or consummate any acquisition or that any discussions will result in an acquisition. Any such acquisitions may require significant additional capital resources and there can be no assurance that the Company will have access to adequate capital resources to effect such future acquisitions. To the extent that the Company consummates acquisitions, there can be no assurance that such acquisitions will be successfully integrated into the Company or that such acquisitions will not adversely affect the Company's results of operations, cash flows and financial condition.

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

State Budget Deficits

        As a result of the general nationwide economic downturn, many states are currently experiencing budget deficits. State legislators are exploring a variety of alternatives to address this situation. In order to address the budget shortfalls, various states may propose reductions in payments received by Medicaid managed care providers such as the Company. Alternatively, state legislators may seek to impose greater state taxes. Any significant reduction in payments received by the Company in connection with its Medicare managed care business could have a material adverse effect on the Company's results of operations or financial condition. Additionally, any increase in state taxes could prolong or exacerbate the current economic downturn, which could in turn have a material adverse effect on the Company's results of operations or financial condition. Budget cutbacks could also result in reduced employment levels in public sector accounts for which the Company provides insured or administrative services products.

Competition

        Managed health care organizations operate in a highly competitive environment that is subject to significant change due to legislative reform, business consolidations, new strategic alliances, aggressive marketing practices by other managed health care organizations, the development of companies offering Internet-based connections between providers, employers and members and other market pressures. A significant portion of the Company's operations are in California, where the managed health care industry is especially competitive. In addition, the managed health care industry in California has undergone significant changes in recent years, including substantial consolidation. Outside of California, the Company faces competition from other regional and national companies, many of which have (or due to future consolidation, may have) significantly greater financial and other resources and market share than the Company. If competition were to further increase in any of its markets, WellPoint's financial condition, cash flows or results of operations could be materially adversely affected.

        A substantial portion of WellPoint's business is in the individual and small employer group market, where the medical care ratio is significantly lower than in the large employer group market. WellPoint has experienced increasing competition in the individual and small employer group market over the past several years, which could adversely affect WellPoint's medical care ratio and future financial condition or results of operations. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations."

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

Tax Issues Relating to the WellPoint and RightCHOICE Recapitalizations

        In connection with the Recapitalization, BCC received a ruling from the IRS that, among other things, the BCC Conversion qualified as a tax-free transaction and that no gain or loss was recognized by BCC for federal income tax purposes. If the ruling were to be subsequently revoked, modified or not honored by the IRS (due to a change in law or for any other reason), WellPoint, as the successor to BCC, could be subject to federal income tax on the difference between the value of BCC at the time of the BCC Conversion and BCC's tax basis in its assets at the time of the BCC Conversion. The potential tax liability to WellPoint if the BCC Conversion is treated as a taxable transaction is currently estimated to be approximately $696.0 million, plus interest (and possibly penalties). WellPoint and the California Foundation entered into an Indemnification Agreement that provides, with certain exceptions, that the California Foundation will indemnify WellPoint against the net tax liability as a result of a revocation or modification, in whole or in part, of the ruling by the IRS or a determination by the IRS that the BCC Conversion constitutes a taxable transaction for federal income tax purposes. In the event a tax liability should arise against which the California Foundation has agreed to indemnify WellPoint, there can be no assurance that the California Foundation will have sufficient assets to satisfy the liability in full, in which case WellPoint would bear all or a portion of the cost of the liability, which could have a material adverse effect on WellPoint's financial condition.

        During the quarter ended September 30, 1998, the Company received a private letter ruling from the IRS with respect to the treatment of certain payments made at the time of the Recapitalization and the acquisition of the commercial operations of BCC. The ruling allowed the Company to deduct as an ordinary and necessary business expense the $800.0 million cash payment made by BCC in May 1996 to one of two newly formed charitable foundations. As a result of and in reliance on the ruling, the Company experienced a reduction in its income tax expense of $85.5 million and the Company reduced its goodwill resulting from the Recapitalization by $194.5 million during the year ended December 31, 1998. The Company filed for refund claims of approximately $198.6 million of previous year income tax payments and reduced income tax payments during 1998 and 1999 by approximately $81.4 million. In August 1999, the Company received a cash refund (including applicable accrued interest) of approximately $183.0 million, which was reflected in the statement of cash flows for such year. The Company has refund claims pending of approximately $39.3 million.

        In March 2002, the Company received a letter from the IRS notifying the Company that the IRS was considering revoking the September 1998 private letter ruling. The letter stated that the IRS was considering, in essence, reversing its earlier position and concluding that the $800.0 million payment was not an ordinary and necessary business expense. The letter further stated that the IRS was withdrawing the private letter ruling and that the Company could no longer rely on the private letter ruling. Under Section 7805(b) of the Internal Revenue Code, the IRS has discretionary authority to limit the retroactive effect of any revocation of a letter ruling. In March 2002, the Company submitted a written request for such relief under Section 7805(b).

        On April 9, 2002, the Company received a letter from the IRS notifying the Company that its request had been granted and that the September 1998 private letter ruling would not be revoked on a retroactive basis. Based on this April 9, 2002 letter, the Company intends to continue to rely on the September 1998 private letter ruling in its treatment of the $800.0 million cash payment made in May 1996.

        On November 30, 2000, RightCHOICE completed a reorganization (the "RightCHOICE Recapitalization") with its majority stockholder, RightCHOICE Managed Care, Inc., a Missouri corporation ("Old RightCHOICE"). As part of the RightCHOICE Recapitalization, the Missouri Foundation for Health (the "Missouri Foundation") became the holder of approximately 80% of RightCHOICE common stock. In connection with the RightCHOICE Recapitalization, the predecessor of Old RightCHOICE, Blue Cross and Blue Shield of Missouri, received a ruling from the IRS that, among other things, the conversion of Blue Cross and Blue Shield of Missouri from a non-profit corporation to a for-profit corporation qualified as a reorganization under the Internal Revenue Code and that Blue Cross and Blue Shield of Missouri recognized no gain or loss for federal income tax purposes. If the IRS subsequently revokes, modifies or decides not to honor the ruling due to a change in law or for any other reason, RightCHOICE, as the successor to Old RightCHOICE, could be subject to federal income tax on the difference between the value of each of Blue Cross and Blue Shield of Missouri's assets at the time of the RightCHOICE Recapitalization and its tax basis in its assets at the time of the RightCHOICE Recapitalization. RightCHOICE is now a wholly owned subsidiary of WellPoint. RightCHOICE and the Missouri Foundation entered into an indemnification agreement that provides, with certain exceptions, that the Missouri Foundation will indemnify RightCHOICE against the tax liability as a result of the IRS's revocation or modification, in whole or in part, of its ruling, or an IRS determination that RightCHOICE's conversion was a taxable transaction for federal income tax purposes. If a tax liability should arise against which the Missouri Foundation has agreed to indemnify RightCHOICE, the Missouri Foundation may not have sufficient assets to pay the liability. RightCHOICE would then bear all or a portion of the liability, which could have a material adverse effect on the financial condition of RightCHOICE and the Company.

Large-Scale Medical Emergencies

        Following the terrorist attacks of September 11, 2001, there have been various incidents of suspected bioterrorist activity in the United States. To date, these incidents have resulted in related isolated incidents of illness and death. However, federal and state law enforcement officials have issued public warnings about additional potential terrorist activity involving biological and other weapons. If the United States were to experience more widespread bioterrorist or other attacks, the Company's covered medical expenses could rise and the Company could experience a material adverse effect on its results of operations, financial condition and cash flows.

Available Information

        The Company's Internet address is http://www.wellpoint.com. The Company makes available free of charge through its Internet website the Company's annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, as soon as reasonably practicable after such reports and amendments are electronically filed with or furnished to the Securities and Exchange Commission.

Item 2. Properties.

        Effective as of January 1, 1996, the Company entered into a lease for Blue Cross of California's headquarters facility in Woodland Hills, California, which provides for a term expiring in December 2019 with two options to extend the term for up to two additional five-year terms. In 1997, the Company entered into a lease, which expires in December 2019, for a new facility located in Thousand Oaks, California housing certain corporate and specialty services. This facility was completed in January 1999. The Company and its subsidiaries have additional offices in the greater Los Angeles and Ventura County area. As a result of the Company's continuing national expansion efforts, the Company leases or owns offices in various other locations, including Atlanta and Columbus, Georgia; St. Louis, Missouri; Springfield, Charlestown and Andover, Massachusetts; the greater Chicago, Illinois area; Dearborn, Michigan; and Houston and Plano, Texas. As a result of the PrecisionRx acquisition, the Company now owns an approximately 79,000 square foot mail-order pharmacy distribution facility in the greater Fort Worth, Texas area.

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

        In June 2000, the California Medical Association filed a lawsuit in U.S. district court in San Francisco against BCC. The lawsuit alleges that BCC violated the Racketeer Influenced and Corrupt Organizations Act ("RICO") through various misrepresentations to and inappropriate actions against health care providers. In late 1999, a number of class-action lawsuits were brought against several of the Company's competitors alleging, among other things, various misrepresentations regarding their health plans and breaches of fiduciary obligations to health plan members. In August 2000, the Company was added as a party to Shane v. Humana, et al., a class-action lawsuit brought on behalf of health care providers nationwide. In addition to the RICO claims brought in the California Medical Association lawsuit, this lawsuit also alleges violations of the Employee Retirement Income Security Act of 1974, as amended ("ERISA"), federal and state "prompt pay" regulations and certain common law claims. In October 2000, the federal Judicial Panel on Multidistrict Litigation issued an order consolidating the California Medical Association lawsuit, the Shane lawsuit and various other pending managed care class-action lawsuits against other companies before District Court Judge Federico Moreno in the Southern District of Florida for purposes of the pretrial proceedings. In March 2001, Judge Moreno dismissed the plaintiffs' claims based on violation of RICO, although the dismissal was made without prejudice to the plaintiffs' ability to subsequently refile their claims. Judge Moreno also dismissed, with prejudice, the plaintiffs' federal prompt pay law claims. On March 26, 2001, the California Medical Association filed an amended complaint in its lawsuit, alleging, among other things, revised RICO claims and violations of California law. On May 9, 2001, Judge Moreno issued an order requiring that all discovery in the litigation be completed by December 2001, with the exception of discovery related to expert witnesses, which was to be completed by March 15, 2002. In June 2001, the federal Court of Appeals for the 11th Circuit issued a stay of Judge Moreno's discovery order, pending a hearing before the Court of Appeals on the Company's appeal of its motion to compel arbitration (which had earlier been granted in part and denied in part by Judge Moreno). The hearing was held in January 2002 and, in March 2002, the Court of Appeals panel issued an opinion affirming Judge Moreno's earlier action with respect to the motion to compel arbitration. The Company filed a motion requesting a rehearing of the matter before the entire 11th Circuit Court of Appeals, which motion was denied by the 11th Circuit Court of Appeals in June 2002. On July 29, 2002, Judge Moreno issued an order providing that discovery in the case would be allowed to re-commence on September 30, 2002. On September 26, 2002, Judge Moreno issued an additional order certifying a nationwide class of physicians in the Shane matter, setting a trial date in May 2003 and ordering the parties to participate in non-binding mediation. In October 2002, the Company filed a motion with the 11th Circuit Court of Appeals seeking to appeal Judge Moreno's class-certification order. In December 2002, the 11th Circuit granted the Company's motion for interlocutory review of the class-certification order. The parties are currently conducting pre-trial discovery. A mediator has been appointed by Judge Moreno.

        In March 2002, the American Dental Association and three individual dentists filed a lawsuit in U.S. district court in Chicago against the Company and BCC. This lawsuit alleges that WellPoint and BCC engaged in conduct that constituted a breach of contract under ERISA, trade libel and tortious interference with contractual relations and existing and prospective business expectancies. The lawsuit seeks class-action status. The Company filed a motion (which was granted in July 2002) with the federal Judicial Panel on Multidistrict Litigation requesting that the proceedings in this case be consolidated with a similar action brought against other managed care companies that has been consolidated with the Shane lawsuit.

        In July 2001, two individual physicians seeking to represent a class of physicians, hospitals and other providers brought suit in the Circuit Court of Madison County, Illinois against HealthLink, Inc., which is now a subsidiary of the Company as a result of the RightCHOICE transaction. The physicians allege that HealthLink breached the contracts with these physicians by engaging in the practices of "bundling" and "down-coding" in its processing and payment of provider claims. The relief sought includes an injunction against these practices and damages in an unspecified amount. This litigation was dismissed without prejudice at the request of the plaintiffs in February 2003. A similar lawsuit was brought by physicians (including one of the physicians in the case described above) in the same court in Madison County, Illinois, on behalf of a nationwide class of providers who contract with Blue Cross and Blue Shield plans against the Blue Cross and Blue Shield Association and another Blue Cross Blue Shield plan. The complaint recites that it is brought against those entities and their "unnamed subsidiaries, licensees, and affiliates," listing a large number of Blue Cross and Blue Shield plans, including "Alliance Blue Cross Blue Shield of Missouri." The plaintiffs also allege that the plans have systematically engaged in practices known as "short paying," "bundling" and "down-coding" in their processing and payment of subscriber claims. Blue Cross Blue Shield of Missouri has not been formally named or served as a defendant in this suit.

        The financial and operational impact that these and other evolving theories of recovery will have on the managed care industry generally, or the Company in particular, is at present unknown.

Item 4. Submission of Matters to a Vote of Security Holders.

        None.

PART II

Item 5. Market for the Registrant's Common Equity and Related Stockholder Matters.

        The Company's Common Stock has been traded on the New York Stock Exchange under the symbol "WLP" since the Company's initial public offering on January 27, 1993. The following table sets forth for the periods indicated the high and low sale prices for the Common Stock. The information shown below has been adjusted to reflect the Company's two-for-one stock split in the form of a 100% stock dividend, which was effective on March 15, 2002.

	High	Low
Year Ended December 31, 2001
First Quarter	$57.88	$42.38
Second Quarter	50.09	40.83
Third Quarter	54.97	46.40
Fourth Quarter	61.45	49.75
Year Ended December 31, 2002
First Quarter	65.63	57.58
Second Quarter	86.27	62.80
Third Quarter	81.30	65.90
Fourth Quarter	89.20	62.00

        On March 17, 2003, the closing price on the New York Stock Exchange for the Company's Common Stock was $70.20 per share. As of March 17, 2003, there were approximately 1,242 holders of record of Common Stock.

        The Company did not pay any dividends on its Common Stock in 2001 or 2002. Management currently expects that all of WellPoint's future income will be used to expand and develop its business. The Board of Directors currently intends to retain the Company's net earnings during 2003.

        Information regarding the Company's equity compensation plans is contained in Part III below under the caption "Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters—Equity Compensation Plan Information."

Item 6. Selected Financial Data.

	Year Ended December 31,
	2002	2001	2000	1999	1998
	(In thousands, except per share data and operating statistics)
Consolidated Income Statements(A)
Revenues:
Premium revenue	$16,206,161	$11,577,170	$8,583,663	$6,896,857	$5,934,812
Management services and other revenue	818,375	609,693	451,847	429,336	433,960
Investment income	314,004	241,784	193,448	159,234	109,578

	17,338,540	12,428,647	9,228,958	7,485,427	6,478,350
Operating expenses:
Health care services and other benefits	13,211,090	9,436,264	6,935,398	5,533,068	4,776,345
Selling expense	681,802	502,571	394,217	328,619	280,078
General and administrative expense	2,166,744	1,666,587	1,265,155	1,075,449	975,099

	16,059,636	11,605,422	8,594,770	6,937,136	6,031,522

Operating income	1,278,904	823,225	634,188	548,291	446,828
Interest expense	60,416	49,929	23,978	20,178	26,903
Other expense, net	55,086	74,714	45,897	40,792	27,939

Income from continuing operations before provision for income taxes, extraordinary items and cumulative effect of accounting change	1,163,402	698,582	564,313	487,321	391,986
Provision for income taxes	465,471	283,836	222,026	190,110	72,438

Income from continuing operations before extraordinary items and cumulative effect of accounting change	697,931	414,746	342,287	297,211	319,548
Loss from discontinued operations	—	—	—	—	(88,268)
Extraordinary gain from negative goodwill on acquisition	8,950	—	—	—	—
Extraordinary (loss) gain from early extinguishment of debt, net of tax	(3,802)	—	—	1,891	—
Cumulative effect of accounting change, net of tax	—	—	—	(20,558)	—

Net income	$703,079	$414,746	$342,287	$278,544	$231,280

Per Share Data(B):
Income from continuing operations before net extraordinary gain and cumulative effect of accounting change:
Earnings per share	$4.84	$3.27	$2.74	$2.25	$2.31
Earnings per share assuming full dilution	$4.64	$3.15	$2.64	$2.19	$2.28
Net extraordinary gain:
Earnings per share	$0.03	$—	$—	$0.02	$—
Earnings per share assuming full dilution	$0.03	$—	$—	$0.01	$—
Cumulative effect of accounting change:
Loss per share	$—	$—	$—	$(0.16)	$—
Loss per share assuming full dilution	$—	$—	$—	$(0.15)	$—
Loss from discontinued operations:
Loss per share	$—	$—	$—	$—	$(0.64)
Loss per share assuming full dilution	$—	$—	$—	$—	$(0.63)
Net income:
Earnings per share	$4.87	$3.27	$2.74	$2.11	$1.67
Earnings per share assuming full dilution	$4.67	$3.15	$2.64	$2.05	$1.65
Operating Statistics(C):
Medical care ratio	81.5%	81.5%	80.8%	80.2%	80.5%
Selling expense ratio	4.0%	4.1%	4.4%	4.5%	4.4%
General and administrative expense ratio	12.7%	13.7%	14.0%	14.7%	15.3%
Net income ratio	4.1%	3.4%	3.8%	3.8%	3.6%

	December 31,
	2002	2001	2000	1999	1998
	(In thousands, except membership data)
Balance Sheet Data:
Cash and investments	$6,772,777	$4,986,069	$3,780,050	$3,258,666	$2,764,302
Total assets	$11,302,535	$7,472,133	$5,504,706	$4,593,234	$4,225,834
Long-term debt	$1,011,578	$837,957	$400,855	$347,884	$300,000
Total equity(D)	$3,976,697	$2,132,579	$1,644,417	$1,312,700	$1,315,223
Medical Membership(E)	13,223,339	10,528,047	8,200,852	7,515,003	6,892,000
	Year Ended December 31,
	2002	2001	2000	1999	1998
	(In thousands)
Medical Claims Payable(F):
Medical claims payable as of January 1	$1,934,620	$1,566,569	$1,142,183	$946,502	$922,658
Medical claims reserves from businesses acquired during the period	175,359	258,375	57,197	—	—
Health care services expenses incurred during period:
Related to current year	13,338,984	9,422,974	6,785,312	5,312,713	4,607,212
Related to prior years	(409,941)	(276,531)	(124,324)	(74,667)	(77,954)

Total Incurred	12,929,043	9,146,443	6,660,988	5,238,046	4,529,258
Health care services payments during period:
Related to current year	11,426,772	8,061,957	5,527,954	4,345,524	3,839,108
Related to prior years	1,189,919	974,810	765,845	696,841	666,306

Total Payments	12,616,691	9,036,767	6,293,799	5,042,365	4,505,414

Medical claims payable as of December 31	$2,422,331	$1,934,620	$1,566,569	$1,142,183	$946,502

(A)
The Company's consolidated results of operations for the years presented above include the results of several acquisitions, which are components of the Company's national expansion strategy. (See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.")

(B)
Per share data for each period presented has been restated to reflect the two-for-one stock split in the form of a 100% stock dividend that occurred on March 15, 2002.

(C)
The medical care ratio represents health care services and other benefits as a percentage of premium revenue. All other ratios are shown as a percentage of premium revenue and management services and other revenue combined.

(D)
No cash dividends were declared in each of the years presented.

(E)
Membership numbers are approximate and include some estimates based upon the number of contracts at the relevant date and an actuarial estimate of the number of members represented by each contract. Membership numbers as of December 31, 2001, 2000, and 1999 have been adjusted to include members from two Company-owned or Company-controlled rental networks as well as the Company's proportionate share of members associated with a joint venture providing Medicaid services in Puerto Rico. The total members associated with these entities for December 31, 2001, 2000 and 1999 were: 381,102, 331,733 and 215,000, respectively. Membership numbers as of December 31, 1998 have not been similarly adjusted since the relevant information is not available. Membership numbers as of December 31, 2002 also include members from these entities.

(F)
A complete description of this information is contained in Note 8 to the Consolidated Financial Statements.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

        This discussion contains forward-looking statements, which involve risks and uncertainties. The Company's actual results may differ materially from those anticipated in these forward-looking statements as a result of certain factors including, but not limited to, those set forth under "Factors That May Affect Future Results of Operations."

General

        The Company is one of the nation's largest publicly traded managed health care companies. As of December 31, 2002, WellPoint had approximately 13.2 million medical members and approximately 48.1 million specialty members. Through its subsidiaries, the Company offers a broad spectrum of network-based managed care plans to the large and small employer, individual, Medicaid and senior markets. The Company's managed care plans include PPOs, HMOs, POS plans and other hybrid medical plans and traditional indemnity plans. In addition, the Company offers managed care services, including underwriting, actuarial services, network access, medical management and claims processing. The Company also provides a broad array of specialty and other products, including pharmacy, dental, vision, life insurance, preventive care, disability insurance, behavioral health, COBRA and flexible benefits account administration. The Company markets its products in California primarily under the name Blue Cross of California, in Georgia primarily under the name Blue Cross Blue Shield of Georgia, in various parts of Missouri (including the greater St. Louis area) under the name Blue Cross Blue Shield of Missouri and in various parts of the country under the name UNICARE or HealthLink. The Company holds the exclusive right in California to market its products under the Blue Cross name and mark and in Georgia and in 85 counties in Missouri (including the greater St. Louis area) to market its products under the Blue Cross and Blue Shield names and marks.

Acquisition of MethodistCare

        On April 30, 2002, the Company completed its acquisition of MethodistCare (see Note 2 to the Consolidated Financial Statements), which served over 70,000 members in Houston, Texas and surrounding areas at the time of acquisition. As a result of the acquisition, the Company recognized an extraordinary gain from negative goodwill on acquisition of $8.9 million, or $0.06 per share assuming full dilution, for the year ended December 31, 2002. (See Note 22 to the Consolidated Financial Statements.)

Acquisition of RightCHOICE

        On October 17, 2001, the Company entered into an Agreement and Plan of Merger with RightCHOICE, through its wholly owned subsidiary, RWP Acquisition Corp. (see Note 2 to the Consolidated Financial Statements). On January 31, 2002, the Company completed this transaction, pursuant to which RightCHOICE became a wholly owned subsidiary of the Company. The acquisition was valued at approximately $1.5 billion on the closing date, which was paid with $379.1 million in cash and approximately 16.5 million shares of WellPoint Common Stock. RightCHOICE, through its HealthLink subsidiary, also provides network rental, administrative services, workers' compensation managed care services and other non-underwritten health benefit programs. As of January 31, 2002, RightCHOICE served approximately 2.2 million medical members in Missouri, Arkansas, Illinois, Indiana, Iowa, Kentucky and West Virginia. RightCHOICE has historically experienced a higher general and administrative expense ratio than the Company's core businesses due to its higher concentration of administrative services business. For the year ended December 31, 2002, the RightCHOICE business experienced a higher general and administrative expense ratio than the Company's core businesses.

Acquisition of Cerulean

        On March 15, 2001, the Company completed its acquisition of Cerulean, the parent company of Blue Cross and Blue Shield of Georgia, Inc. (see Note 2 to the Consolidated Financial Statements). Cerulean, principally through its Blue Cross and Blue Shield of Georgia, Inc. subsidiary, offers insured and administrative services products primarily in the State of Georgia. Cerulean has historically experienced a higher general and administrative expense ratio than the Company's core businesses due to its higher concentration of administrative services business. Cerulean has also historically experienced a higher medical care ratio than the Company's core businesses due to its higher percentage of large employer group business and fewer managed care offerings. The Cerulean acquisition increased the Company's Georgia medical membership by approximately 1.9 million members as of March 31, 2001. The cash purchase price was $700.0 million. As a result of the acquisition of Cerulean, the Company also incurred $134.5 million in expenses, primarily related to change-in-control payments to Cerulean management and transaction costs. This acquisition was accounted for under the purchase method of accounting.

        The Company's subsidiaries in Georgia currently provide administrative services for several accounts sponsored by the State of Georgia. These accounts currently comprise approximately 22% of the Company's Blue Cross Blue Shield of Georgia members and are scheduled to be transferred to an entity unaffiliated with the Company over the next two years.

Pending Acquisition of CareFirst

        On November 20, 2001, WellPoint entered into a definitive agreement to acquire CareFirst, which agreement was amended and restated as of January 24, 2003. See "Item 1. Business—Recent Completed Transactions and Pending Transactions—Pending Acquisition of CareFirst." CareFirst is a not-for-profit health care company which, along with its affiliates and subsidiaries, offers a comprehensive portfolio of health insurance products, direct health care and administrative services to approximately 3.2 million people in Maryland, Delaware, the District of Columbia and Northern Virginia. CareFirst operates through three wholly owned affiliates: CareFirst of Maryland, Inc., Group Hospitalization and Medical Services, Inc., doing business under the name CareFirst BlueCross BlueShield, and Blue Cross Blue Shield of Delaware, Inc.

        The consummation of the CareFirst transaction is subject to a number of conditions, including the approval of the insurance regulators in Maryland, Delaware and the District of Columbia for the conversion of CareFirst from a non-profit corporation to a for-profit entity. On March 5, 2003, the Maryland insurance commissioner issued an order disapproving this conversion. The Maryland legislature has 90 days to review the matter and has the power to veto the commissioner's decision. The Company has 30 days from the date of the commissioner's order to appeal the order.

National Expansion and Other Recent Developments

        In an effort to pursue the expansion of the Company's business outside the state of California, the Company acquired two businesses in 1996 and 1997, the Life and Health Benefits Management Division of Massachusetts Mutual Life Insurance Company and the Group Benefits Operations (the "GBO") of John Hancock Mutual Life Insurance Company. The acquisitions of Rush Prudential Health Plans and a mail-order pharmacy, which now does business as PrecisionRx, in 2000 and the acquisition of Cerulean in 2001 were also components of this expansion strategy. In 2001, the Company entered into definitive agreements to expand into the Midwest with its acquisition of RightCHOICE, which closed on January 31, 2002, and into the Mid-Atlantic region with the pending acquisition of CareFirst. On April 30, 2002, the Company completed its acquisition of MethodistCare.

        As a result of these completed acquisitions, the Company has significantly expanded its operations outside of California. In order to integrate its acquired businesses and implement the Company's regional expansion strategy, the Company will need to develop satisfactory networks of hospitals, physicians and other health care service providers, develop distribution channels for its products and successfully convert acquired books of business to the Company's existing information systems, which will require continued investments by the Company.

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

Legislation

        Federal legislation enacted during the last several years seeks, among other things, to ensure the portability of health coverage and mandates minimum maternity hospital stays. California legislation enacted since 1999, among other things, establishes an explicit duty on managed care entities to exercise ordinary care in arranging for the provision of medically necessary health care services and establishes a system of independent medical review. In 1997, Texas adopted legislation purporting to make managed care organizations such as the Company liable for their failure to exercise ordinary care when making health care treatment decisions. Similar legislation has also been enacted in Georgia. These and other proposed measures may have the effect of dramatically altering the regulation of health care and of increasing the Company's medical care ratio and administrative costs or decreasing the affordability of the Company's products.

Results of Operations

        The Company's revenues are primarily generated from premiums earned for risk-based health care and specialty services provided to its members; fees for administrative services, including claims processing and access to provider networks for self-insured employers; and investment income. Operating expenses include health care services and other benefits expenses, consisting primarily of payments for physicians, hospitals and other providers for health care and specialty products claims; selling expenses for broker and agent commissions; general and administrative expenses; interest expense; depreciation and amortization expense; and income taxes.

        The Company's consolidated results of operations for the year ended December 31, 2002 include the results of RightCHOICE from January 31, 2002 and MethodistCare from April 30, 2002, their respective dates of acquisition.

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

        The following table sets forth selected operating ratios. The medical care ratio for health care services and other benefits is shown as a percentage of premium revenue. All other ratios are shown as a percentage of premium revenue and management services and other revenue combined.

	Year Ended December 31,
	2002	2001	2000
Operating Revenues:
Premium revenue	95.2%	95.0%	95.0%
Management services and other revenue	4.8%	5.0%	5.0%

	100.0%	100.0%	100.0%
Operating Expenses:
Health care services and other benefits (medical care ratio)	81.5%	81.5%	80.8%
Selling expense	4.0%	4.1%	4.4%
General and administrative expense	12.7%	13.7%	14.0%

Medical Membership (a)(b)(c)(d)

        The following table sets forth membership data and the percent change in membership:

	December 31,
			Percent Change
	2002 (e)	2001 (e)
California
Large Group	4,716,908	4,132,680	14.1%
Individual and Small Group	1,617,776	1,564,691	3.4%
Senior	244,790	215,983	13.3%

Total California	6,579,474	5,913,354	11.3%

Central Region (f)
Missouri
Large Group	1,130,078	27,485	N/A
Individual and Small Group	229,365	628	N/A
Senior	42,256	121	N/A

Total Missouri	1,401,699	28,234	N/A

Illinois
Large Group	605,872	430,689	40.7%
Individual and Small Group	120,114	90,555	32.6%
Senior	12,499	12,112	3.2%

Total Illinois	738,485	533,356	38.5%

Texas
Large Group	368,327	313,872	17.3%
Individual and Small Group	188,874	176,473	7.0%
Senior	520	317	64.0%

Total Texas	557,721	490,662	13.7%

Other States
Large Group	1,724,217	1,495,666	15.3%
Individual and Small Group	96,733	86,858	11.4%
Senior	24,120	18,025	33.8%

Total Other States	1,845,070	1,600,549	15.3%

Georgia
Large Group	1,605,687	1,543,919	4.0%
Individual and Small Group	425,953	346,357	23.0%
Senior	69,250	71,616	-3.3%

Total Georgia	2,100,890	1,961,892	7.1%

Total Medical Membership	13,223,339	10,528,047	25.6%

ASO Membership (g)
California	1,518,832	1,367,936	11.0%
Central Region	2,664,896	1,535,953	73.5%
Georgia	866,143	895,799	-3.3%

Total ASO Membership	5,049,871	3,799,688	32.9%

Risk Membership
California	5,060,642	4,545,418	11.3%
Central Region	1,878,079	1,116,848	68.2%
Georgia	1,234,747	1,066,093	15.8%

Total Risk Membership	8,173,468	6,728,359	21.5%

Total Medical Membership	13,223,339	10,528,047	25.6%

State-Sponsored Programs Membership (h)

	December 31,
			Percent Change
	2002	2001
Medi-Cal / Medicaid
California	836,065	734,836	13.8%
Virginia	38,552	41,665	-7.5%
Puerto Rico	288,151	213,102	35.2%
Other	69,719	54,225	28.6%

Total	1,232,487	1,043,828	18.1%
Healthy Families	255,211	205,838	24.0%
MRMIP / AIM / IHRP	17,833	17,542	1.7%
California Kids	18,567	20,920	-11.2%

Total	1,524,098	1,288,128	18.3%

(a)
Membership numbers are approximate and include some estimates based upon the number of contracts at the relevant date and an actuarial estimate of the number of members represented by the contract.

(b)
Classification between states for employer groups is determined by the zip code of the subscriber.

(c)
Medical membership includes management services and network services members, which are primarily included in the Large Group membership for each respective state.

(d)
Senior membership includes members covered under both Medicare risk and Medicare supplement products.

(e)
Membership numbers as of December 31, 2001 have been adjusted to include members from two Company-owned or Company-controlled rental networks as well as the Company's proportionate share of members associated with a joint venture providing Medicaid services in Puerto Rico. Membership numbers as of December 31, 2002 also include members from these entities. As of December 31, 2002 and December 31, 2001, total members associated with these entities were 412,240 and 381,102, respectively. Membership numbers as of December 31, 2002 reflect members resulting from the Company's January 2002 merger with RightCHOICE. In order to reflect consistent membership numbers across the Company's various operating subsidiaries, the Company has excluded certain members for which RightCHOICE provides workers' compensation managed care services, which RightCHOICE previously reflected as members. There were approximately 1,046,460 and 856,872 such members as of December 31, 2002 and December 31, 2001, respectively. The membership numbers as of December 31, 2002 have also been adjusted to eliminate approximately 128,784 shared members that are enrolled in UNICARE plans using the HealthLink networks. Finally, the Company has also excluded certain members participating in a national Blue Cross and Blue Shield Association program that were previously included as medical members by RightCHOICE. There were approximately 122,430 and 93,084 members in this program in the former RightCHOICE business as of December 31, 2002 and December 31, 2001, respectively.

(f)
Central Region Large Group membership includes network access services members, primarily from HealthLink, of 1,469,769 and 380,294 as of December 31, 2002 and December 31, 2001, respectively.

(g)
ASO Membership represents members for which the Company provides administrative services only and does not assume full insurance risk.

(h)
Medi-Cal membership is included in California—Large Group. Medicaid membership for Virginia, Puerto Rico and Other are included in Other States—Large Group. Healthy Families, MRMIP (Major Risk Medical Insurance Program) /AIM (Access for Infants and Mothers) / IHRP (Interim High Risk Program) and California Kids membership is included in California—Large Group.

Specialty Membership

	December 31,
			Percent Change
	2002	2001
Pharmacy	34,983,224	32,754,990	6.8%
Dental	2,704,535	2,630,225	2.8%
Life	2,579,487	2,310,030	11.7%
Disability	513,520	540,826	-5.0%
Behavioral Health	7,315,491	5,144,220	42.2%

Comparison of Results for the Year Ended December 31, 2002 to the Year Ended December 31, 2001

        On March 15, 2002, WellPoint effected a two-for-one split of the Company's Common Stock. The stock split was in the form of a 100% stock dividend of one additional share of WellPoint Common Stock for each share outstanding. Share and per share data for all periods presented below have been adjusted to give effect to the stock split.

        As of December 31, 2001, the Company's primary internal business divisions were focused on large employer group business, individual and small employer group business, and senior and specialty business. As a result of the January 31, 2002 acquisition of RightCHOICE, the organizational structure of the Company changed effective February 1, 2002. As a result of these changes, the Company has the following two reportable segments: Health Care and Specialty. (See Note 20 to the Consolidated Financial Statements for further discussion.)

        The following table depicts premium revenue by reportable segment:

	Year Ended December 31,
	2002	2001
	(In thousands)
Health Care	$15,701,071	$11,107,242
Specialty	505,090	469,928

Consolidated	$16,206,161	$11,577,170

        Premium revenue increased 40.0%, or $4,629.0 million, to $16,206.2 million for the year ended December 31, 2002 from $11,577.2 million for the year ended December 31, 2001. The RightCHOICE and Cerulean acquisitions accounted for $2,146.1 million or 46.4% of the increase. Of the $2,146.1 million increase related to the RightCHOICE and Cerulean acquisitions, $2,119.2 million was attributable to the Health Care segment and $26.9 million to the Specialty segment. Excluding these acquisitions (which acquisitions included $1,824.5 million of premium revenue attributable to the acquired Cerulean business for the year ended December 31, 2001), premium revenue would have increased 25.5% for the year ended December 31, 2002. The increase, excluding these acquisitions, was primarily due to a 12.4% increase in insured member months and the implementation of premium increases overall. The majority of the increase is attributable to the California region.

        The following table depicts management services and other revenue by reportable segment:

	Year Ended December 31,
	2002	2001
	(In thousands)
Health Care	$681,512	$491,995
Specialty	136,863	117,698

Consolidated	$818,375	$609,693

        Management services and other revenue increased 34.2%, or $208.7 million, to $818.4 million for the year ended December 31, 2002 from $609.7 million for the year ended December 31, 2001. The increase was primarily due to an increase of $194.9 million of management services and other revenue from the RightCHOICE and Cerulean acquisitions, $189.7 million of which was attributable to the Health Care segment and $5.2 million of which was attributable to the Specialty segment. Excluding these acquisitions (which acquisitions included $123.6 million of management services and other revenue attributable to the acquired Cerulean business for the year ended December 31, 2001), management services and other revenue would have increased 2.8% for the year ended December 31, 2002 due primarily to an increase in pharmacy benefit management services revenues.

        Investment income consists of gross investment income, net of investment expenses and net realized investment gains or losses. Investment income was $314.0 million for the year ended December 31, 2002, compared to $241.8 million for the year ended December 31, 2001, an increase of $72.2 million or 29.9%. This $72.2 million increase was a result of a net realized investment gain of $55.4 million for the year ended December 31, 2002, compared to a net realized investment loss of $4.2 million for the year ended December 31, 2001. The net realized investment gains in 2002 were primarily due to a pre-tax investment gain of $64.9 million realized from WellPoint's investment in Trigon Healthcare, Inc., which was acquired by Anthem, Inc. during 2002. In accordance with generally accepted accounting principles, WellPoint realized the gain related to its investment upon completion of the Trigon transaction. Excluding this gain on the Trigon transaction, net realized investment losses for the years ended December 31, 2002 and 2001 would have been $9.5 million and $4.2 million, respectively. This increase in net realized investment losses of $5.3 million resulted primarily from the Company's restructuring of its investment portfolio mix in 2002. Gross investment income increased $16.1 million, or 6.4%, for the year ended December 31, 2002 from the year ended December 31, 2001 as a result of higher average investment balances during the year ended December 31, 2002 (for which gross investment income was $267.9 million) versus the year ended December 31, 2001 (for which gross investment income was $251.8 million). As a partial offset to this increase, net investment expenses increased by $3.5 million from $5.8 million for the year ended December 31, 2001 to $9.3 million for the year ended December 31, 2002, due primarily to higher investment manager fees.

        The medical care ratio for the year ended December 31, 2002 of 81.5% remained unchanged from the year ended December 31, 2001. The medical care ratio attributable to the Health Care segment was 81.9% for the year ended December 31, 2002 (for which health care services and other benefits expense attributable to the Health Care segment was $12,865.7 million), compared to 82.0% for the year ended December 31, 2001 (for which health care services and other benefits expense attributable to the Health Care segment was $9,105.3 million). The medical care ratio attributable to the Specialty segment was 68.4% for the year ended December 31, 2002 (for which health care services and other benefits expense attributable to the Specialty segment was $345.4 million), compared to 70.4% for the year ended December 31, 2001 (for which health care services and other benefits expense attributable to the Specialty segment was $331.0 million). The acquired RightCHOICE business has a slightly lower medical care ratio than the Company's core businesses, while the acquired Cerulean business has experienced a higher medical care ratio than the Company's core businesses due to Cerulean's higher percentage of large employer group business and fewer managed care offerings. For both segments combined, health care services and other benefits expense attributable to the acquired RightCHOICE and Cerulean businesses for the year ended December 31, 2002 was $3,313.4 million and health care services and other benefits expense attributable to the acquired Cerulean business for the year ended December 31, 2001 was $1,551.4 million. Excluding the RightCHOICE and Cerulean acquisitions, the medical care ratio for both segments combined would have been 80.9% for the year ended December 31, 2002 and 80.9% for the year ended December 31, 2001. The health care services and other benefits expense includes an estimate of claims incurred during the period but which have not been reported to the Company. This estimate is actuarially determined based on a variety of factors and is inherently subject to a number of highly variable circumstances. Consequently, the actual results could differ materially from the amount recorded in the consolidated financial statements. See "Critical Accounting Policies" for a discussion of this item and its potential effect on the Company's reported results of operations.

        Selling expense consists of commissions paid to outside brokers and agents representing the Company. The selling expense ratio for the year ended December 31, 2002 decreased to 4.0%, compared to 4.1% for the year ended December 31, 2001. The acquired Cerulean business has experienced a lower selling expense ratio due primarily to its lower percentage of individual and small employer group business. The acquired RightCHOICE business also experienced a slightly lower selling expense ratio than the Company's core businesses. Selling expense attributable to the acquired RightCHOICE and Cerulean business for the year ended December 31, 2002 was $134.5 million and selling expense attributable to the acquired Cerulean business for the year ended December 31, 2001 was $51.4 million. Excluding these acquisitions, the selling expense ratio would have decreased to 4.3% for the year ended December 31, 2002 from 4.4% for the year ended December 31, 2001.

        The general and administrative expense ratio decreased to 12.7% for the year ended December 31, 2002 from 13.7% for the year ended December 31, 2001. The acquired RightCHOICE business experienced a higher general and administrative expense ratio than the Company's core businesses for the year ended December 31, 2002 due to integration expenses, its higher concentration of administrative services business and certain other transaction-related expenses. The acquired Cerulean business experienced an improved general and administrative expense ratio for the year ended December 31, 2002 over the year ended December 31, 2001. General and administrative expense attributable to the acquired RightCHOICE and Cerulean businesses for the year ended December 31, 2002 was $569.9 million and general and administrative expense attributable to the acquired Cerulean business for the year ended December 31, 2001 was $279.4 million. Excluding these acquisitions, the general and administrative expense ratio decreased to 12.5% for the year ended December 31, 2002, compared to 13.6% for the year ended December 31, 2001, due to administrative efficiencies from technology investments and systems convergence efforts and fixed administrative costs spread over a larger membership base.

        Interest expense increased $10.5 million to $60.4 million for the year ended December 31, 2002, compared to $49.9 million for the year ended December 31, 2001. The increase in interest expense was related to the higher average debt balance for the year ended December 31, 2002 in comparison to the year ended December 31, 2001, primarily due to the issuance of the $350.0 million aggregate principal amount at maturity of 6 3/8% Notes on January 16, 2002 (see Note 9 to the Consolidated Financial Statements) as a result of the RightCHOICE acquisition. Partially offsetting the increase in interest expense was a reduction in the borrowing rates. The weighted average interest rate for all debt for the years ended December 31, 2002 and 2001, including the fees associated with the Company's borrowings and interest rate swap agreements, was 6.0% and 6.7%, respectively.

        Other expense, net decreased $19.6 million to $55.1 million for the year ended December 31, 2002, compared to $74.7 million for the year ended December 31, 2001. The decrease resulted from lower amortization of goodwill and other intangible assets due to the implementation of Statement of

Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" ("SFAS No. 142") which accounted for $41.3 million of the decrease in amortization expense, an increase in income from the Company's share of its investments in joint ventures of $4.4 million and a decrease in minority interest expense of $3.9 million related to an equity interest in the Atlanta CHPN. (See "Item 1. Business—Managed Health Care Networks and Provider Relations—Blue Cross Blue Shield of Georgia.") These decreases were partially offset by the following items: (i) an increase in amortization of intangible assets with definite useful lives of $16.2 million, primarily due to recent acquisitions, (ii) an increase in losses on the disposition of fixed assets of $5.7 million and (iii) an increase in net operating expenses of $7.9 million from an insurance general agency subsidiary owned by the Company.

        The Company's net income for the year ended December 31, 2002 was $703.1 million, compared to $414.7 million for the year ended December 31, 2001. Net income for the year ended December 31, 2002 included net realized investment gains of $33.3 million, net of tax, as discussed earlier and a net gain for two extraordinary items, a gain related to the acquisition of MethodistCare, partially offset by a loss on early redemption of debt. The extraordinary gain amounted to $8.9 million, or $0.06 per diluted share, and was due to an excess of the fair value of net assets over acquisition costs. The extraordinary loss was $3.8 million, net of tax, or $0.03 per diluted share, which resulted from the early redemption of certain of the Company's Zero Coupon Convertible Subordinated Debentures due 2019. (See Note 9 to the Consolidated Financial Statements.) Net income for the year ended December 31, 2002, excluding net realized investment gains of $33.3 million and a net gain for extraordinary items, was $664.7 million, or $4.42 per diluted share. For the year ended December 31, 2001, adjusted for the SFAS No. 142 impact of $32.2 million, net income would have been $446.9 million or $3.39 per diluted share. (See Note 7 to the Consolidated Financial Statements.)

        Earnings per share including the extraordinary items totaled $4.87 for the year ended December 31, 2002 and $3.27 for the year ended December 31, 2001. Earnings per share assuming full dilution including the extraordinary items totaled $4.67 for the year ended December 31, 2002 and $3.15 for the year ended December 31, 2001.

        Earnings per share for the year ended December 31, 2002 is based upon weighted average shares outstanding of 144.2 million shares, excluding potential Common Stock, and 150.9 million shares, assuming full dilution. Earnings per share for the year ended December 31, 2001 is based on 126.9 million shares, excluding potential Common Stock, and 132.4 million shares, assuming full dilution. The increase in weighted average shares outstanding primarily resulted from the issuance of shares related to the RightCHOICE acquisition and the Company's employee stock option and purchase plans.

Comparison of Results for the Year Ended December 31, 2001 to the Year Ended December 31, 2000

        On March 15, 2002, WellPoint effected a two-for-one split of the Company's Common Stock. The stock split was in the form of a 100% stock dividend of one additional share of WellPoint Common Stock for each share outstanding. Share and per share data for all periods presented below have been adjusted to give effect to the stock split.

        The following table depicts premium revenue by reportable segment:

	Year Ended December 31,
	2001	2000
	(In thousands)
Health Care	$11,107,242	$8,168,516
Specialty	469,928	415,147

Consolidated	$11,577,170	$8,583,663

        Premium revenue increased 34.9%, or $2,993.5 million, to $11,577.2 million for the year ended December 31, 2001 from $8,583.7 million for the year ended December 31, 2000. The Cerulean and Rush Prudential acquisitions accounted for $1,905.2 million, or 63.6%, of the increase. Of the $1,905.2 million increase related to the Cerulean and Rush Prudential acquisitions, $1,846.9 million was attributable to the Health Care segment and $58.3 million was attributable to the Specialty segment. Excluding these acquisitions, premium revenue would have increased 12.7% for the year ended December 31, 2001 over the year ended December 31, 2000, primarily attributable to the California region's Health Care business, resulting from a 5.8% increase of insured member months and the implementation of premium increases overall.

        The following table depicts management services and other revenue by reportable segment:

	Year Ended December 31,
	2001	2000
	(In thousands)
Health Care	$491,995	$372,656
Specialty	117,698	79,191

Consolidated	$609,693	$451,847

        Management services and other revenue increased approximately $157.9 million to $609.7 million for the year ended December 31, 2001 from $451.8 million for the year ended December 31, 2000. The increase was primarily due to an increase of $124.5 million, or 78.8% of the increase, of management services and other revenue from the Cerulean and Rush Prudential acquisitions. The Health Care and Specialty segments contributed approximately $123.2 million and $1.3 million of the increase, respectively. Excluding these acquisitions, management services and other revenue would have increased 7.4% for the year ended December 31, 2001. The increase excluding these acquisitions was primarily due to an increase in pharmacy benefit management services revenues.

        Investment income was $241.8 million for the year ended December 31, 2001, compared to $193.4 million for the year ended December 31, 2000, an increase of 25.0%, or $48.4 million. The Cerulean and Rush Prudential acquisitions represented $24.9 million, or 51.4%, of the increase. Excluding these acquisitions, investment income would have increased $23.5 million, or 12.2%. The increase excluding these acquisitions was primarily due to lower net realized investment losses in 2001 of $3.0 million, compared to net realized investment losses in 2000 of $21.6 million. Additionally, gross investment income, net of investment expenses, excluding these acquisitions, increased $6.4 million to $220.3 million for the year ended December 31, 2001, compared to $213.9 million for the year ended December 31, 2000. The increase resulted from higher average investment balances during the year ended December 31, 2001 as compared with the year ended December 31, 2000.

        The medical care ratio for the year ended December 31, 2001 increased to 81.5%, compared to 80.8% for the year ended December 31, 2000, due in part to the incremental effect of the Cerulean acquisition on the Company's overall results. The acquired Cerulean business has traditionally experienced a higher medical care ratio than the Company's core businesses due to its higher percentage of large employer group business and fewer managed care offerings. Excluding Cerulean, the medical care ratio increased slightly to 80.9% for the year ended December 31, 2001. Including Cerulean, the medical care ratio for the Health Care segment for the years ended December 31, 2001 and 2000 was 82.0% and 81.5%, respectively. Health care services and benefits expense attributable to the Health Care segment was $9,105.3 million for the year ended December 31, 2001 and $6,653.6 million for the year ended December 31, 2000. Health care services and benefits expense attributable to the Specialty segment was $331.0 million for the year ended December 31, 2001 and $281.8 million for the year ended December 31, 2000. The medical care ratio attributable to the Health Care segment was 82.0% for the year ended December 31, 2001, compared to 81.5% for the year ended December 31, 2000. The medical care ratio attributable to the Specialty segment was 70.4% for the year ended December 31, 2001, compared to 67.9% for the year ended December 31, 2000.

        The selling expense ratio for the year ended December 31, 2001 decreased to 4.1%, compared to 4.4% for the year ended December 31, 2000. The acquired Cerulean business has traditionally experienced a lower selling expense ratio due primarily to its lower percentage of individual and small employer group business. Excluding Cerulean, the selling expense ratio would have remained unchanged at 4.4% for the year ended December 31, 2001.

        The general and administrative expense ratio decreased to 13.7% for the year ended December 31, 2001 from 14.0% for the year ended December 31, 2000. The acquired Cerulean business has historically experienced a higher general and administrative expense ratio than the Company's core businesses due to its higher percentage of administrative services business. Excluding Cerulean, the general and administrative expense ratio would have been 13.6% for the year ended December 31, 2001. The lower general and administrative expense ratio for the year ended December 31, 2001, excluding Cerulean, is primarily attributable to savings from the integration of information systems centers related to acquired businesses onto the Company's information systems platform, economies of scale associated with premium revenue growth in relation to fixed corporate general and administrative expenses in addition to technology investments made by the Company (e.g., electronic claims submission, internet self-service and interactive voice response).

        Interest expense increased $25.9 million to $49.9 million for the year ended December 31, 2001, compared to $24.0 million for the year ended December 31, 2000. The increase in interest expense was related to the higher average debt balance for the year ended December 31, 2001 in comparison to the debt balance for the year ended December 31, 2000, primarily due to the Cerulean acquisition. The weighted average interest rate for all debt for the years ended December 31, 2001 and 2000, including the fees associated with the Company's borrowings and interest rate swap agreements, was 6.7% and 6.2% respectively.

        The Company's net income for the year ended December 31, 2001 was $414.7 million, compared to $342.3 million for the year ended December 31, 2000. Earnings per share totaled $3.27 and $2.74 for the years ended December 31, 2001 and 2000, respectively. Earnings per share assuming full dilution totaled $3.15 and $2.64 for years ended December 31, 2001 and 2000, respectively.

        Earnings per share for the year ended December 31, 2001 is based upon weighted average shares outstanding of 126.9 million, excluding potential Common Stock, and 132.4 million shares, assuming full dilution. Earnings per share for the year ended December 31, 2000 is based on 125.1 million shares, excluding potential Common Stock, and 130.2 million shares, assuming full dilution. Earnings per share and weighted average shares above reflect the two-for-one stock split that occurred on March 15, 2002.

Financial Condition

        The Company's consolidated assets increased by $3,830.4 million, or 51.3%, to $11,302.5 million as of December 31, 2002 from $7,472.1 million as of December 31, 2001. The increase in total assets was primarily due to the acquisition of RightCHOICE, which accounted for $2,013.0 million, or 52.6%, of the increase. Excluding RightCHOICE, the increase in total assets was primarily due to growth in cash and investments of $1,432.2 million as a result of strong operating cash flows and an increase in receivables of $231.4 million due to timing of pending securities settlements. Cash and investments totaled $6.8 billion as of December 31, 2002, or 59.9% of total assets.

        Overall claims liabilities, which is comprised of medical claims payable and reserves for future policy benefits, increased $485.8 million, or 21.9%, to $2,705.6 million as of December 31, 2002 from $2,219.8 million as of December 31, 2001. This increase was due to claims liabilities associated with the RightCHOICE acquisition of $156.5 million and an increase in the claims liabilities associated with the Company's core businesses of $329.3 million, primarily resulting from an increase in insured member months of 12.4% for the year ended December 31, 2002. See "Critical Accounting Policies" for a discussion of medical claims payable and reserves for future policy benefits.

        As of December 31, 2002, the Company's long-term indebtedness was $1,011.6 million, of which $462.8 million was related to the Company's 6 3/8% Notes due 2006 (which includes a fair value adjustment of $13.6 million), $349.0 million was related to the Company's 6 3/8% Notes due 2012 and $199.8 million was related to the commercial paper program described below. The 6 3/8% Notes due 2012, with an aggregate principal amount at maturity of $350.0 million, were issued to partially finance the RightCHOICE acquisition. The Company's revolving credit facility indebtedness of $235.0 million at December 31, 2001 was repaid during the year ended December 31, 2002, with $200.0 million obtained through the commercial paper program and operating cash of $35.0 million. As of December 31, 2001, the Company had $153.9 million (based upon the original issue price plus accreted interest) of Zero Coupon Convertible Subordinated Debentures due 2019 (the "Debentures") outstanding. As of December 31, 2002, no Debentures were outstanding due to Debentureholders exercising their option to convert the Debentures into the Company's Common Stock and the Company's election to redeem the remaining balance outstanding as of October 28, 2002. (See Note 9 to the Consolidated Financial Statements.)

        Stockholders' equity totaled $3,976.7 million as of December 31, 2002, an increase of $1,844.1 million from $2,132.6 million as of December 31, 2001. The increase was primarily due to (i) the issuance of the Company's Common Stock of $1,109.1 million in connection with the RightCHOICE acquisition, (ii) net income of $703.1 million for the year ended December 31, 2002, (iii) a net increase of $217.8 million from the reissuance of treasury stock related to the Company's employee 401(k) plan, stock option and stock purchase plans, (iv) the issuance of the Company's Common Stock of $140.1 million related to the conversion of the Debentures, (v) net unrealized gains from investment securities of $8.8 million, net of taxes and (vi) proceeds from sales of put options of $3.1 million. Partially offsetting these increases were the repurchase of 4.6 million shares of the Company's Common Stock for $304.3 million and an increase in the minimum pension liability of $33.5 million.

Liquidity and Capital Resources

        As of December 31, 2002, consolidated cash and investments were $6.8 billion, of which $1.4 million was in cash and cash equivalents. The Company's primary sources of cash are premium and management services revenues received and investment income. The primary uses of cash include health care services and other benefits, capitation payments, income taxes, repayment and repurchases of long-term debt, interest expense, broker and agent commissions, general and administrative expenses, Common Stock repurchases and capital expenditures. In addition to the foregoing, other uses of cash include costs of provider networks, technology investments and systems development and costs associated with the integration of acquired businesses.

        The Company generally receives premium revenue in advance of anticipated claims for related health care services and other benefits. The Company's investment policies are designed to provide safety and preservation of capital, sufficient liquidity to meet cash flow needs, the integration of investment strategy with the business operations and objectives of the Company and attainment of a competitive after-tax total return.

        The Company's strategy for achieving its investment goals is broad diversification of its investments, both across and within asset classes. As of December 31, 2002, the Company's investment portfolio consisted primarily of investment grade fixed-income securities. The Company's portfolio also included large capitalization and small capitalization domestic equities, foreign equities, tax-exempt municipal bonds and a small amount of non-investment grade debt securities. The fixed-income assets include both short- and long-duration securities with an attempt to match the Company's funding needs. The Company's investment policy contains limitations regarding concentration in individual securities and industries and generally prohibits speculative and leveraged investments. Cash and investment balances maintained by the Company are currently sufficient to meet applicable regulatory financial stability and net worth requirements, including license requirements of the Blue Cross and Blue Shield Association.

        WellPoint, as the parent company, requires cash for debt repayment, stock repurchases, acquisitions and other general corporate purposes. A substantial portion of WellPoint's cash requirements are funded by dividends received from its regulated operating subsidiaries. Payments of dividends to WellPoint by its regulated operating subsidiaries are subject to certain restrictions imposed by state regulations. There is no assurance that the Company will receive regulatory approval for future dividend payments. As of December 31, 2002, the Company, as a stand-alone entity, had $85.7 million in cash and investments.

        Cash flow provided by operating activities was $1,401.0 million for the year ended December 31, 2002, compared with $806.2 million for the year ended December 31, 2001. Cash flow from operations for the year ended December 31, 2002 was due primarily to net income before extraordinary items of $697.9 million, an increase in medical claims payable of $312.4 million due to membership growth and higher provider contract rates and an increase in accounts payable and accrued expenses of $258.7 million resulting from the timing of liability payments.

        Net cash used in investing activities for the year ended December 31, 2002 totaled $1,306.5 million, compared with $857.2 million for the year ended December 31, 2001. The net cash used in 2002 was primarily attributable to the purchase of investments of $6.5 billion, and of property and equipment, net of sales proceeds, of $94.7 million and the purchases of RightCHOICE and MethodistCare, net of acquired cash, of $349.0 million. Proceeds from investments sold and matured totaled $5.6 billion, partially offsetting the aforementioned purchases.

        Net cash provided by financing activities totaled $232.6 million for the year ended December 31, 2002, compared to $512.6 million for the year ended December 31, 2001. The net cash provided in 2002 was primarily attributable to additional debt of $350.0 million in principal amount incurred to finance the RightCHOICE acquisition, $86.6 million related to proceeds received under securities lending arrangements and the receipt of proceeds of $152.5 million from the issuance of the Company's Common Stock in connection with the Company's employee stock option and purchase programs, less $304.3 million in Company Common Stock repurchases. During 2002, the Company repaid the entire outstanding principal balance under the revolving credit facility of $235.0 million at December 31, 2001, funded in part by net borrowings of commercial paper totaling $199.8 million. Additionally, approximately $304.3 million was used to repurchase the Company's Common Stock.

        Effective as of March 30, 2001, the Company entered into two new unsecured revolving credit facilities allowing aggregate indebtedness of $1.0 billion in principal amount. Upon execution of these facilities, the Company terminated its prior $1.0 billion unsecured revolving facility. Borrowings under these facilities (which are generally referred to collectively in this annual report on Form 10-K as the Company's "revolving credit facility") bear interest at rates determined by reference to the bank's base rate or to the London InterBank Offered Rate ("LIBOR") plus a margin determined by reference to the then-current rating of the Company's senior unsecured long-term debt by specified rating agencies. One facility, which provides for borrowings not to exceed $750.0 million at any time outstanding, expires as of March 30, 2006, although it may be extended for up to two additional one-year periods under certain circumstances. The other facility, which provides for borrowings not to exceed $250.0 million at any time outstanding, originally expired as of March 29, 2002. In March 2002, the Company amended this facility to provide for an expiration date of March 28, 2003. Any amount outstanding under this facility as of March 28, 2003 may be converted into a one-year term loan at the option of the Company. Loans under the $250.0 million facility are made on a committed basis. Loans under the $750.0 million facility are made on a committed basis or pursuant to an auction bid process. The $750.0 million facility also contains sublimits for letters of credit and "swingline" loans. Each credit agreement requires the Company to maintain certain financial ratios and contains restrictive covenants, including restrictions on the incurrence of additional indebtedness and the granting of certain liens, limitations on acquisitions and investments and limitations on changes in control (see Note 9 to the Consolidated Financial Statements). As of December 31, 2002, there were no amounts outstanding under the revolving credit facility. The Company currently expects to negotiate an amendment to the $250.0 million facility that would, among other things, extend the availability of the commitments thereunder to March 26, 2004.

        In April 2002, the Company commenced a commercial paper program providing for the issuance of up to $1.0 billion in aggregate maturity value of short-term indebtedness (known generally as "commercial paper"). The commercial paper is being issued by the Company without registration under the Securities Act of 1933, as amended (the "1933 Act") in reliance upon the exemption from registration contained in Section 4(2) of the 1933 Act. The commercial paper is issued in denominations of $100,000 or integral multiples of $1,000 in excess thereof and will bear such interest rates, if interest-bearing, or will be sold at such discount from their face amounts, as agreed upon by the Company and the dealer or dealers acting in connection with the commercial paper program. The commercial paper may be issued with varying maturities up to a maximum of 270 days from the date of issuance. The commercial paper ranks equally with all other unsecured and unsubordinated indebtedness of the Company. As of December 31, 2002, the outstanding commercial paper borrowings totaled $199.8 million with various maturity dates and had interest rates ranging from 1.60% to 1.65%. The weighted average yield on the outstanding commercial paper as of December 31, 2002 was 1.62%. The Company intends to maintain commercial paper borrowings of at least the amount outstanding at December 31, 2002 for more than one year. Accordingly, for financial reporting purposes, the commercial paper has been classified under non-current liabilities in the Consolidated Financial Statements.

        In anticipation of the RightCHOICE acquisition on January 31, 2002, the Company on January 16, 2002 issued $350.0 million aggregate principal amount at maturity of 6 3/8% Notes due January 15, 2012 (the "2012 Notes"). The net proceeds of this offering totaled approximately $348.9 million. The 2012 Notes bear interest at a rate of 6 3/8% per annum, payable semi-annually in arrears on January 15 and July 15 of each year commencing July 15, 2002. Interest is computed on the basis of a 360-day year of twelve 30-day months.

        The 2012 Notes may be redeemed, in whole or in part, at the Company's option at any time. The redemption price for any 2012 Notes redeemed will be equal to the greater of the following amounts: 1) 100% of the principal amount of the 2012 Notes being redeemed on the redemption date; and 2) the sum of the present values of the remaining scheduled payments of principal and interest on the 2012 Notes being redeemed on that redemption date (not including any portion of any payments of interest accrued to the redemption date) discounted to the redemption date on a semiannual basis at the Treasury rate as determined by the Reference Treasury Dealer (J.P. Morgan Securities Inc. or Deutsche Banc Alex Brown or their respective successors), plus 25 basis points. In each case, the redemption price will also include accrued and unpaid interest on the 2012 Notes to the redemption date.

        On June 15, 2001, the Company issued $450.0 million aggregate principal amount at maturity of 6 3/8% Notes due June 15, 2006 (the "2006 Notes"). The net proceeds of this offering totaled approximately $449.0 million. The net proceeds from the sale of the 2006 Notes were used to repay indebtedness under the Company's revolving credit facilities, which indirectly financed a portion of the Cerulean acquisition. The 2006 Notes bear interest at a rate of 6 3/8% per annum, payable semi-annually in arrears on June 15 and December 15 of each year commencing December 15, 2001. Interest is computed on the basis of a 360-day year of twelve 30-day months.

        The 2006 Notes may be redeemed, in whole or in part, at the Company's option at any time. The redemption price for any 2006 Notes redeemed will be equal to the greater of the following amounts:

1) 100% of the principal amount of the 2006 Notes being redeemed on the redemption date; and 2) the sum of the present values of the remaining scheduled payments of principal and interest on the 2006 Notes being redeemed on that redemption date (not including any portion of any payments of interest accrued to the redemption date) discounted to the redemption date on a semi-annual basis at the Treasury rate as determined by the designated Reference Treasury Dealer (Salomon Smith Barney Inc. or UBS Warburg LLC or their respective successors), plus 25 basis points. In each case, the redemption price will also include accrued and unpaid interest on the 2006 Notes to the redemption date.

        The 2006 and 2012 Notes are unsecured obligations and rank equally with all of the Company's existing and future senior unsecured indebtedness. All existing and future liabilities of the Company's subsidiaries are and will be effectively senior to the 2006 and 2012 Notes. The indenture governing the 2006 and 2012 Notes contains a covenant that limits the ability of the Company and its subsidiaries to create liens on any of their property or assets to secure certain indebtedness without also securing the indebtedness under the 2006 and 2012 Notes.

        On October 2, 2002, the Company announced that it had elected to redeem the Debentures as of October 28, 2002. Substantially all of the Debentures were tendered for conversion into the Company's Common Stock prior to the redemption date. Approximately $50,000 principal amount at maturity of the Debentures were settled in cash. This conversion did not have an extraordinary income statement impact. (See Note 9 to the Consolidated Financial Statements.)

        Prior to the Company's announcement of its election to redeem the Debentures, Debentureholders in 2002 converted $18.0 million in aggregate principal amount at maturity of the Company's Debentures with a carrying value (including accreted interest) of $12.6 million. In lieu of delivering shares of Common Stock upon conversion of these Debentures, the Company elected to pay cash of $18.9 million, which resulted in an extraordinary after-tax loss of $3.8 million, as shown on the Company's Consolidated Income Statements.

        As a part of a hedging strategy to limit its exposure to variable interest rate increases, the Company has from time to time entered into interest rate swap agreements in order to reduce the volatility of interest expense resulting from changes in interest rates. The swap agreements are contracts to exchange variable-rate interest payments (weighted average rate for the year ended December 31, 2002 of 2.25%) for fixed-rate interest payments (weighted average rate for the year ended December 31, 2002 of 7.08%) without the exchange of the underlying notional amounts. The Company had entered into $200.0 million of fixed-rate swap agreements, which consisted of a $150.0 million notional amount swap agreement at 6.99% maturing on October 17, 2003 and a $50.0 million notional amount swap agreement at 7.06% maturing on October 17, 2006. In September 2002, the Company terminated these two fixed-rate swap agreements with an aggregate cash settlement of $17.6 million, of which $1.8 million was accrued interest and the remaining $15.8 million represented the fair value of the swap agreements at the time of termination. (See Note 16 to the Consolidated Financial Statements.)

        In order to reduce the interest expense associated with the 2006 Notes, the Company, on January 15, 2002, entered into a $200.0 million notional amount interest rate swap agreement, which matures on June 15, 2006. The swap agreement is a contract to exchange a fixed 6 3/8% rate for a LIBOR-based floating rate (weighted average variable rate of 3.02% for the year ended December 31, 2002).

        During 2001, the Company entered into foreign currency forward exchange contracts for each of the fixed-maturity securities on hand denominated in foreign currencies in order to hedge asset positions with respect to currency fluctuations related to these securities. As of December 31, 2001, however, the Company had liquidated its non-dollar foreign bond holdings and entered into a hedge to offset the remaining currency hedge. During 2002, the Company recognized a gain of $20,000 related to the remaining hedges. (See Note 16 to the Consolidated Financial Statements.) Subsequent to the implementation of Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities," all gains and losses from both effective and ineffective forward exchange contracts have been reported in investment income offset by the related gains and losses on the Company's available-for-sale foreign securities.

        Certain of the Company's subsidiaries are required to maintain minimum capital requirements prescribed by various regulatory agencies, including the California Department of Managed Health Care and the Departments of Insurance in various states, including Georgia, Missouri and Delaware. As of December 31, 2002 (or the most recent date with respect to which compliance is required), those subsidiaries of the Company were in compliance with all minimum capital requirements.

        The Company enters into operating leases primarily for office space, electronic data processing and office equipment. As of December 31, 2002, minimum annual rental commitments on operating leases having initial or remaining noncancellable lease terms in excess of one year during the years 2003 through 2007 were $96.1 million, $73.5 million, $52.0 million, $38.9 million and $30.1 million, respectively, with $227.6 million in minimum commitments thereafter.

        The Company's obligations relating to debt and leases at December 31, 2002 were as follows:

	Total	2003	2004	2005	2006	2007	Thereafter
	(In millions)
6 3/8% Notes due 2006	$450.0	$—	$—	$—	$450.0	$—	$—
6 3/8% Notes due 2012	350.0	—	—	—	—	—	350.0
Commercial paper program(A)	199.8	—	199.8	—	—	—	—
Operating leases	518.2	96.1	73.5	52.0	38.9	30.1	227.6

Total contractual obligations	$1,518.0	$96.1	$273.3	$52.0	$488.9	$30.1	$577.6

(A)
As of December 31, 2002, outstanding borrowings under the commercial paper program totaled approximately $199.8 million, with an average maturity of 54 days. The commercial paper may be issued with varying maturities up to a maximum of 270 days from the date of issuance. The Company intends to maintain commercial paper borrowings of at least the amount outstanding at December 31, 2002 for more than one year. Accordingly, for financial reporting purposes, the commercial paper has been classified under non-current liabilities in the Consolidated Financial Statements.

        The Company's committed credit availability as of December 31, 2002 was as follows:

			Amount of Available Commitment Expiration Per Period
	Total committed	Total available
			2003	2004	2005	2006	2007
	(In millions)
Revolving Credit—committed and available	$1,000.0	$1,000.0	$250.0	$—	$—	$750.0	$—

        The Company believes that cash flow generated by operations and its cash and investment balances, supplemented by the Company's ability to borrow under its existing revolving credit facility, commercial paper program or through public or private financing sources, will be sufficient to fund continuing operations and expected capital requirements for the foreseeable future.

Pending Acquisition

        On November 20, 2001, WellPoint entered into a definitive agreement to acquire CareFirst, which agreement was amended and restated as of January 24, 2003. The amended and restated merger agreement with CareFirst provides, among other things, that the purchase price of $1.37 billion for the transaction will consist solely of cash, if stock and other non-cash consideration are not allowed under any applicable law or regulation. If the purchase price is paid solely in cash, the agreement allows up to $850.0 million of the purchase price to be financed by debt or equity offerings by the Company. If applicable law allows non-cash consideration, the purchase price will be paid in cash and stock or notes. Consummation of the CareFirst acquisition is subject to a number of conditions, including the conversion of CareFirst from a not-for-profit corporation into for-profit, stock corporation. This conversion requires the approval of insurance regulators in Maryland, Delaware and the District of Columbia, as well as other approvals. On March 5, 2003, the Maryland insurance commissioner issued an order disapproving the conversion of CareFirst to a for-profit entity. The Maryland legislature has 90 days to review the matter and has the power to veto the commissioner's decision. The Company has 30 days from the date of the commissioner's order to appeal the order. See "Item 1. Business—Recent Completed Transactions and Pending Transactions—Pending Acquisition of CareFirst."

Tax Issues Relating to the WellPoint and RightCHOICE Recapitalizations

        In connection with the Recapitalization (see "Item 1. Business—May 1996 Recapitalization and Restrictions on Ownership and Transfer of Securities"), BCC received a ruling from the IRS that, among other things, the BCC Conversion qualified as a tax-free transaction and that no gain or loss was recognized by BCC for federal income tax purposes. If the ruling were to be subsequently revoked, modified or not honored by the IRS (due to a change in law or for any other reason), WellPoint, as the successor to BCC, could be subject to federal income tax on the difference between the value of BCC at the time of the BCC Conversion and BCC's tax basis in its assets at the time of the BCC Conversion. The potential tax liability to WellPoint if the BCC Conversion is treated as a taxable transaction is currently estimated to be approximately $696 million, plus interest (and possibly penalties). WellPoint and the California HealthCare Foundation (the "California Foundation") entered into an Indemnification Agreement that provides, with certain exceptions, that the California Foundation will indemnify WellPoint against the net tax liability as a result of a revocation or modification, in whole or in part, of the ruling by the IRS or a determination by the IRS that the BCC Conversion constitutes a taxable transaction for federal income tax purposes. In the event a tax liability should arise against which the California Foundation has agreed to indemnify WellPoint, there can be no assurance that the California Foundation will have sufficient assets to satisfy the liability in full, in which case WellPoint would bear all or a portion of the cost of the liability, which could have a material adverse effect on WellPoint's financial condition.

        During the quarter ended September 30, 1998, the Company received a private letter ruling from the IRS with respect to the treatment of certain payments made at the time of the Recapitalization and the acquisition of the commercial operations of BCC. The ruling allowed the Company to deduct as an ordinary and necessary business expense the $800.0 million cash payment made by BCC in May 1996 to one of two newly formed charitable foundations. As a result of and in reliance on the ruling, the Company experienced a reduction in its income tax expense of $85.5 million and the Company reduced its goodwill resulting from the Recapitalization by $194.5 million during the year ended December 31, 1998. The Company filed for refund claims of approximately $198.6 million of previous year income tax payments and reduced income tax payments during 1998 and 1999 by approximately $81.4 million. In August 1999, the Company received a cash refund (including applicable accrued interest) of approximately $183.0 million, which was reflected in the statement of cash flows for such year. The Company has refund claims pending of approximately $39.3 million.

        In March 2002, the Company received a letter from the IRS notifying the Company that the IRS was considering revoking the September 1998 private letter ruling. The letter stated that the IRS was considering, in essence, reversing its earlier position and concluding that the $800.0 million payment was not an ordinary and necessary business expense. The letter further stated that the IRS was withdrawing the private letter ruling and that the Company could no longer rely on the private letter ruling. Under Section 7805(b) of the Code, the IRS has discretionary authority to limit the retroactive effect of any revocation of a letter ruling. In March 2002, the Company submitted a written request for such relief under Section 7805(b).

        On April 9, 2002, the Company received a letter from the IRS notifying the Company that its request had been granted and that the September 1998 private letter ruling would not be revoked on a retroactive basis. Based on this April 9, 2002 letter, the Company intends to continue to rely on the September 1998 private letter ruling in its treatment of the $800.0 million cash payment made in May 1996.

        On November 30, 2000, RightCHOICE completed a reorganization (the "RightCHOICE Recapitalization") with its majority stockholder, RightCHOICE Managed Care, Inc., a Missouri corporation ("Old RightCHOICE"). As part of the RightCHOICE Recapitalization, The Missouri Foundation For Health (the "Missouri Foundation") became the holder of approximately 80% of RightCHOICE common stock. In connection with the RightCHOICE Recapitalization, the predecessor of Old RightCHOICE, Blue Cross and Blue Shield of Missouri, received a ruling from the IRS that, among other things, the conversion of Blue Cross and Blue Shield of Missouri from a non-profit corporation to a for-profit corporation qualified as a reorganization under the Internal Revenue Code and that Blue Cross and Blue Shield of Missouri recognized no gain or loss for federal income tax purposes. If the IRS subsequently revokes, modifies or decides not to honor the ruling due to a change in law or for any other reason, RightCHOICE, as the successor to Old RightCHOICE, could be subject to federal income tax on the difference between the value of each of Blue Cross and Blue Shield of Missouri's assets at the time of the RightCHOICE Recapitalization and its tax basis in its assets at the time of the RightCHOICE Recapitalization. RightCHOICE is now a wholly owned subsidiary of WellPoint. RightCHOICE and the Missouri Foundation entered into an indemnification agreement that provides, with certain exceptions, that the Missouri Foundation will indemnify RightCHOICE against the tax liability as a result of the IRS's revocation or modification, in whole or in part, of its ruling, or an IRS determination that RightCHOICE's conversion was a taxable transaction for federal income tax purposes. If a tax liability should arise against which the Missouri Foundation has agreed to indemnify RightCHOICE, the Missouri Foundation may not have sufficient assets to pay the liability. RightCHOICE would then bear all or a portion of the liability, which could have a material adverse effect on the financial condition of RightCHOICE and the Company.

Critical Accounting Policies

        The preparation of financial statements in conformity with generally accepted accounting principles requires the Company's management to make a variety of estimates and assumptions. These estimates and assumptions affect, among other things, the reported amounts of assets and liabilities, the disclosure of contingent liabilities and the reported amounts of revenues and expenses. Actual results could differ from the amounts previously estimated, which were based on the information available at the time the estimates were made.

        The critical accounting policies described below are those that the Company believes are important to the portrayal of the Company's financial condition and results of operations, and which require management to make difficult, subjective and/or complex judgments. Critical accounting policies cover accounting matters that are inherently uncertain because the future resolution of such matters is unknown. The Company believes that critical accounting policies include medical claims payable, reserves for future policy benefits, intangible assets and goodwill and investments.

Medical Claims Payable

        Medical claims payable include claims in process as well as provisions for the estimate of incurred but not reported claims and provisions for disputed claims obligations. Such estimates are developed using actuarial principles and assumptions that consider, among other things, contractual requirements, historical utilization trends and payment patterns, benefits changes, medical inflation, product mix, seasonality, membership and other relevant factors. In developing its best estimate of medical claims payable, the Company consistently applies the principles and assumptions listed above from year to year, while also giving due consideration to the potential variability of these factors. Because medical claims payable includes various actuarially developed estimates, the Company's actual health care services expense may be more or less than the Company's previously developed estimates. Claim processing expenses are also accrued based on an estimate of expenses necessary to process such claims. Such reserves are continually monitored and reviewed, with any adjustments reflected in current operations.

        Capitation costs represent monthly fees paid one month in advance to physicians, certain other medical service providers and hospitals in the Company's HMO networks as retainers for providing continuing medical care. The Company maintains various programs that provide incentives to physicians, certain other medical service providers and hospitals participating in its HMO networks through the use of risk-sharing agreements and other programs. Payments under such agreements are made based on the providers' performance in controlling health care costs while providing quality health care. Expenses related to these programs, which are based in part on estimates, are recorded in the period in which the related services are rendered. The Company believes that its reserves for medical claims payable are adequate to satisfy its ultimate claim liability. However, these estimates are inherently subject to a number of highly variable circumstances. Consequently, the actual results could differ materially from the amount recorded in the consolidated financial statements.

        Health care services and other benefits expense includes the costs of health care services, capitation expenses and expenses related to risk-sharing agreements with participating physicians, medical groups and hospitals and incurred losses on the Company's disability and life products. The costs of health care services are accrued as services are rendered, including an estimate for claims incurred but not yet reported.

        For many of the Company's HMO plans (including substantially all of its California HMO plans), the Company contracts with physicians, hospitals and other health care providers through capitation fee arrangements as a means to manage health care costs. The Company has two general types of capitation arrangements. The predominant type is the so-called "professional" capitation arrangement. Under professional capitation arrangements, the Company pays the health care provider, such as a participating medical group, a fixed amount per member per month, and the health care provider assumes the risk of the member's utilization of certain specified health care services. Typically, under professional capitation arrangements, the health care provider does not assume the risk of the member's utilization of any hospital-based services. The second type is the so-called "global" capitation arrangement. Under global capitation arrangements, the Company also pays the health care provider, such as a participating medical group, a fixed amount per member per month. However, under global capitation arrangements, the health care provider generally assumes the risk of the member's utilization of all health care services (subject to certain limited exceptions and state regulatory requirements). As of December 31, 2002, 2001 and 2000, the Company had approximately 10, 16 and 29 global capitation arrangements, respectively, covering approximately 2.1 million, 2.2 million and 3.2 million member months, respectively. In addition, one of the Company's subsidiaries owns a 51% equity interest in a community health partnership network (the "CHPN") operating in the greater Atlanta area (see "Item 1. Business—Managed Health Care Networks and Provider Relations—Blue Cross Blue Shield of Georgia"). The CHPN is a locally based equity venture between the Company's subsidiary and local physician and hospital groups. The Company's subsidiary has entered into a global capitation arrangement with the CHPN. As of December 31, 2002, 2001 and 2000, approximately 535,000, 479,000 and 424,000 members, respectively, were covered by this arrangement.

        For the years ended December 31, 2002, 2001 and 2000, the Company's capitation expenses of $1,496.9 million, $1,198.0 million and $1,074.1 million represented 11.3%, 12.7% and 15.5%, respectively, of the Company's total health care services and other benefits expense. As of December 31, 2002 and 2001, the Company's capitation expenses payable of $137.0 million and $99.8 million represented 5.7% and 5.2%, respectively, of the Company's total medical claims payable.

        The Company's future results of operations will depend in part on its ability to predict and control health care costs through underwriting criteria, medical management, product design and negotiation of favorable provider and hospital contracts. The Company's ability to contain such costs may be adversely affected by changes in utilization rates, demographic characteristics, the regulatory environment, health care practices, inflation, new technologies, clusters of high-cost cases, continued consolidation of physician, hospital and other provider groups, acts of terrorism and bioterrorism or other catastrophes, including war and numerous other factors. The inability to mitigate any or all of the above-listed or other factors may adversely affect the Company's future profitability.

Reserves for Future Policy Benefits

        The estimate of reserves for future policy benefits relates to life and disability insurance policies written in connection with health care contracts. Reserves for future life benefit coverage are based on projections of past experience. Reserves for future policy and contract benefits for certain long-term disability products and group paid-up life products are based upon interest, mortality and morbidity assumptions from published actuarial tables, modified based upon the Company's experience. Reserves are continually monitored and reviewed, and as settlements are made or reserves adjusted, differences are reflected in current operations. The current portion of reserves for future policy benefits relates to the portion of such reserves that the Company expects to pay within one year. The Company believes that its reserves for future policy benefits are adequate to satisfy its ultimate benefit liability. However, these estimates are inherently subject to a number of highly variable circumstances. Consequently, the actual results could differ materially from the amount recorded in the consolidated financial statements. As of December 31, 2002 and 2001, the reserves for future policy benefits were $283.2 million and $285.1 million, respectively.

Intangible Assets and Goodwill

        The Company has made several acquisitions in the past several years that included a significant amount of goodwill and other intangible assets. Under generally accepted accounting principles in effect through December 31, 2001, these assets were amortized over their useful lives, and were tested periodically to determine if they were recoverable from operating earnings on an undiscounted basis over their useful lives.

        In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 141, "Business Combinations" ("SFAS No. 141") and Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" ("SFAS No. 142"). SFAS No. 141 requires that all business combinations initiated after June 30, 2001 be accounted for using the purchase method. The provisions of SFAS No. 141 also apply to all business combinations consummated after June 30, 2001. SFAS No. 142, which became effective for fiscal years beginning after December 15, 2001, eliminates amortization of goodwill and other intangible assets with indefinite useful lives. Rather, these assets are subject to impairment tests at least annually. The Company is required to make estimates of fair value and apply certain assumptions, such as a discount factor in applying these annual impairment tests. Such estimates could produce significantly different results if other assumptions, which could also be considered reasonable, were to be used. Intangible assets with definite useful lives are being amortized using a straight-line basis or the timing of related cash flows over periods ranging from five to 25 years. An intangible asset subject to amortization must be reviewed for impairment pursuant to Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets."

        The Company adopted SFAS No. 142 on January 1, 2002 and, accordingly, no longer amortizes goodwill and other intangible assets with indefinite useful lives. In accordance with SFAS No. 142, the Company completed the transitional evaluation of its goodwill and other intangible assets at January 1, 2002 and the annual evaluation at December 31, 2002, and determined that there was no impairment loss. As of December 31, 2002 and 2001, total goodwill and other intangible assets were $2.4 billion and $1.1 billion, respectively. (See Note 7 to the Consolidated Financial Statements for further discussion of the Company's goodwill and other intangible assets.)

Investments

        As of December 31, 2002, the Company's investment securities at market value, totaled $5.3 billion, of which 89.6% was invested in fixed-income securities and the remaining 10.4% was invested in equity securities. As of December 31, 2001, the Company's investment securities at market value totaled $3.8 billion, of which 87.5% was invested in fixed-income securities and the remaining 12.5% was invested in equity securities. These investment securities are generally used to support current operations and, accordingly, have been classified as current assets. The Company's long-term investments as of December 31, 2002 and 2001 were $134.3 million and $124.6 million, respectively, and consisted primarily of restricted assets, certain equities and other investments. Total current and long-term investments comprised 47.9% and 53.0% of total assets as of December 31, 2002 and 2001, respectively.

        With the majority of investments in fixed-income securities, the Company maintains an investment portfolio that is primarily structured to maximize investment income while preserving the principal asset base and provide a source of liquidity for operating needs. The Company records investment income when earned, and realized gains or losses when sold, as determined using the first-in-first-out method.

        The Company regularly evaluates the appropriateness of investments relative to its internal investment guidelines. The Company operates within these guidelines by maintaining a well-diversified portfolio, both across and within asset classes. The Company has from time to time retained an independent consultant to advise the Company on the appropriateness of its investment policy. The Company performs a quarterly evaluation of its investment securities, using both quantitative and qualitative factors to determine whether a decline in investment value is other-than-temporary. When a decline in an investment's fair value is determined to be other-than-temporary, a loss is recorded against investment income. When determining whether a decline in an investment's fair value is other-than-temporary, the Company considers the extent and duration to which a security's market value has been less than its cost, the financial condition and future earnings potential of the issuer, recommendations and opinions from outside investment managers and the current economic environment. For the years ended December 31, 2002, 2001 and 2000, the Company recorded investment losses that the Company believed to be other-than-temporary of approximately $41.9 million, $21.1 million and $18.3 million, respectively. The Company believes that it has performed an adequate review for impairment of the investment portfolio and that investments are carried at fair value. Changing economic and market conditions in the future, however, may cause the Company to reassess its judgment regarding impairment, which could result in realized losses relating to other-than-temporary declines being charged against future income.

        As of December 31, 2002 and 2001, net unrealized gains from the Company's fixed-maturity securities totaled $184.5 million and $56.0 million, respectively, primarily resulting from a general decrease in interest rates. The Company had a net unrealized loss in its equity securities portfolio as of December 31, 2002 of $49.5 million and an unrealized gain of $70.0 million as of December 31, 2001. The Company believes that these fluctuations are temporary as a result of current market conditions.

        For further discussion, see "Item 7A. Quantitative and Qualitative Disclosures About Market Risk" and Note 4 to the Consolidated Financial Statements.

New Accounting Pronouncements

        In June 2001, the Financial Accounting Standards Board (the "FASB") issued Statement of Financial Accounting Standards No. 141, "Business Combinations" ("SFAS No. 141"). SFAS No. 141 addresses financial accounting and reporting for business combinations and supersedes APB Opinion No. 16, "Business Combinations" and Statement of Financial Accounting Standards No. 38, "Accounting for Preacquisition Contingencies of Purchased Enterprises." Under SFAS No. 141, all business combinations must be accounted for using the purchase method and the use of the pooling of interests method is prohibited. The provisions of the new standard apply to all business combinations initiated after June 30, 2001. The adoption of SFAS No. 141 by the Company did not have a material effect on the consolidated financial statements of the Company.

        In June 2001, the FASB issued Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" ("SFAS No. 142"). SFAS No. 142 addresses financial accounting and reporting for acquired goodwill and other intangible assets and supersedes APB Opinion No. 17, "Intangible Assets." The new rules change the accounting methodology for goodwill from a model that amortizes goodwill to one that evaluates it for impairment. Amortization of goodwill, including previously recorded goodwill, ended upon adoption of the new rules by the Company. The new rules also eliminate amortization of other intangibles with indefinite useful lives, but these assets are also subject to impairment tests. SFAS No. 142 became effective for fiscal years beginning after December 15, 2001. Upon adoption of SFAS No. 142 on January 1, 2002, and again on December 31, 2002, the Company completed the evaluation of its goodwill and other intangible assets and determined that there was no impairment loss. Amortization of goodwill and other intangibles for the years ended December 31, 2002, 2001 and 2000 totaled $38.0 million, $63.1 million and $38.1 million, respectively. Adoption of SFAS No. 142 accounted for $41.3 million of the amortization decrease in the year ended December 31, 2002 as compared to the year ended December 31, 2001, offset by a net increase in amortization of intangible assets with definite useful lives of $16.2 million, which was primarily due to the RightCHOICE and Cerulean acquisitions. The increase in amortization of goodwill and other intangibles in 2001 as compared to 2000 was primarily due to the Cerulean acquisition.

        In June 2001, the FASB issued Statement of Financial Accounting Standards No. 143, "Accounting for Asset Retirement Obligations" ("SFAS No. 143"). SFAS No. 143 became effective for financial statements issued for fiscal years beginning after June 15, 2002. The Company adopted SFAS No. 143 on January 1, 2003. The provisions of SFAS No. 143 require companies to record an asset and related liability for the costs associated with the retirement of a long-lived tangible asset if a legal liability to retire the asset exists. The adoption of SFAS No. 143 did not have a material effect on the consolidated financial statements of the Company.

        In October 2001, the FASB issued Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS No. 144"). SFAS No. 144 became effective for financial statements issued for fiscal years beginning after December 15, 2001. The Company adopted SFAS No. 144 on January 1, 2002. This statement addresses financial accounting and reporting for the impairment or disposal of long-lived assets and supersedes Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of" and the accounting and reporting provisions of APB Opinion No. 30, "Reporting the Results of Operations—Reporting the Effects of Disposal of a Segment of a Business and Extraordinary, Unusual, and Infrequently Occurring Events and Transactions" ("APB Opinion No. 30") for the disposal of a segment of business (as previously defined in that opinion). SFAS No. 144 retains the basic principles of SFAS No. 121 for long-lived assets to be disposed of by sale or held and used and broadens discontinued operations presentation to include a component of an entity that is held for sale or that has been disposed. Components must have operations and cash flows that can be clearly distinguished from the rest of the entity. The adoption of SFAS No. 144 did not have any impact on the Company's financial results for the year ended December 31, 2002.

        In April 2002, the FASB issued Statement of Financial Accounting Standards No. 145, "Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections as of April 2002" ("SFAS No. 145"). With the rescission of FASB Statement No. 4, gains and losses from the extinguishment of debt should be classified as extraordinary items only if they meet the criteria in APB Opinion No. 30. Applying the provisions of APB Opinion No. 30 will distinguish transactions that are part of an entity's recurring operations from those that are unusual or infrequent or that meet the criteria for classification as an extraordinary item. The provisions of SFAS No. 145 related to the rescission of FASB Statement No. 4 are required to be applied for fiscal years beginning after May 15, 2002. The Company has determined that the extinguishment of debt under its Debentures, which were redeemed as of October 28, 2002, does not meet the requirements of unusual or infrequent and therefore would not be included as an extraordinary item with the rescission of FASB Statement No. 4. The Company does not believe the other provisions within SFAS No. 145 will have a material effect on its consolidated financial statements.

        In June 2002, the FASB issued Statement of Financial Accounting Standards No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" ("SFAS No. 146"), which addresses accounting for restructuring and similar costs. SFAS No. 146 supersedes previous accounting guidance, principally Emerging Issues Task Force Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)" ("EITF No. 94-3"). The Company will adopt the provisions of SFAS No. 146 for restructuring activities initiated after December 31, 2002. SFAS No. 146 requires that the liability for costs associated with an exit or disposal activity be recognized when the liability is incurred rather than at the date of a commitment to an exit or disposal plan. Under EITF No. 94-3, a liability for an exit cost was recognized at the date of a company's commitment to an exit plan. SFAS No. 146 also establishes that the liability should initially be measured and recorded at fair value. The Company does not believe the adoption of SFAS No. 146 will have a material effect on its consolidated financial statements.

        In October 2002, the FASB amended the rules regarding accounting for certain acquisitions of financial institutions under Statement of Financial Accounting Standards No. 72, "Accounting for Certain Acquisitions of Banking or Thrift Institutions" ("SFAS No. 72"), SFAS No. 144 and FASB Interpretation No. 9, through the issuance of Statement of Financial Accounting Standards No. 147, "Acquisitions of Certain Financial Institutions" ("SFAS No. 147"). Except for transactions between two or more mutual enterprises, SFAS No. 147 removes acquisitions of financial institutions from the scope of both SFAS No. 72 and FASB Interpretation No. 9 and requires that those transactions be accounted for in accordance with SFAS No. 141 and SFAS No. 142. In addition, SFAS No. 147 amends SFAS No. 144 to include in its scope long-term customer-relationship intangible assets of financial institutions. SFAS No. 147 became effective on October 1, 2002. The Company believes that the adoption of SFAS No. 147 will have no significant impact on its results of operations or financial position.

        In December 2002, the FASB amended the transition and disclosure requirements of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS No. 123"), through the issuance of Statement of Financial Accounting Standards No. 148, "Accounting for Stock-Based Compensation—Transition and Disclosure" ("SFAS No. 148"). SFAS No. 148 amends the disclosures that a company is required to make in its annual financial statements and requires, for the first time, certain disclosures in interim financial reports. In addition to the disclosures required by SFAS No. 123, a company must disclose additional information as part of its Summary of Significant Accounting Policies. These disclosures are required regardless of whether a company is using the intrinsic value method under APB Opinion No. 25, "Accounting for Stock Issued to Employees" or the fair value based method under SFAS No. 123 to account for its stock-based employee compensation. SFAS No. 148 also provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. SFAS No. 148 is effective for fiscal years ending after December 15, 2002. The Company plans to continue to account for stock-based employee compensation under the intrinsic value based method and to provide disclosure of the impact of the fair value based method on reported income.

Factors That May Affect Future Results of Operations

        Certain statements contained herein, such as statements concerning potential or future medical care ratios, pending acquisitions and other statements regarding matters that are not historical facts, are forward-looking statements (as such term is defined in the Securities Exchange Act of 1934, as amended). Such statements involve a number of risks and uncertainties that could cause actual results to differ materially from those projected. Factors that could cause actual results to differ materially from those projected include, but are not limited to, those discussed below and those discussed from time to time in the Company's various filings with the Securities and Exchange Commission.

        The Company's operations are subject to substantial regulation by federal, state and local agencies in all jurisdictions in which the Company operates. Many of these agencies have increased their scrutiny of managed health care companies in recent periods or are expected to increase their scrutiny as newly passed legislation becomes effective. From time to time, the Company and its subsidiaries receive requests for information from regulatory agencies or are notified that such agencies are conducting reviews, investigations or other proceedings with respect to certain of the Company's activities. The Company also provides insurance products to Medicare and Medicaid beneficiaries in various states, including to Medi-Cal beneficiaries in various California counties under contracts with the California Department of Health Services (or delegated local agencies), and provides administrative services to the Centers for Medicare and Medicaid Services in various capacities. There can be no assurance that acting as a government contractor in these circumstances will not increase the risk of heightened scrutiny by such government agencies or that such scrutiny will not have a material adverse effect on the Company, either through negative publicity about the Company or through an adverse impact on the Company's results of operations. In addition, profitability from this business may be adversely affected by inadequate premium rate increases due to governmental budgetary issues. Future actions by any regulatory agencies may have a material adverse effect on the Company's business.

        In connection with the RightCHOICE and Cerulean transactions, the Company incurred significant additional indebtedness to fund the cash payments made to the acquired companies' stockholders. In addition, the Company may incur additional indebtedness to fund some or all of the cash payments to be made in connection with the pending CareFirst transaction. This existing or new indebtedness may result in a significant percentage of the Company's cash flow being applied to the payment of interest, and there can be no assurance that the Company's operations will generate sufficient future cash flow to service this indebtedness. The Company's current indebtedness, as well as any indebtedness that the Company may incur in the future (such as indebtedness incurred to fund repurchases of its Common Stock or to fund the CareFirst or other transactions), may adversely affect the Company's ability to finance its operations and could limit the Company's ability to pursue business opportunities that may be in the best interests of the Company and its stockholders. Completion of the CareFirst transaction is subject to a number of conditions, including approval of the insurance regulators in Maryland, Delaware and the District of Columbia. In addition, one of CareFirst's operating affiliates must have its federal charter amended or repealed by the United States Congress (subject to presidential approval) and must obtain approval from the Washington, D.C. Corporation Counsel. There can be no assurances that the required approvals will be obtained. On March 5, 2003, the Maryland insurance commissioner issued an order disapproving the conversion of CareFirst to a for-profit entity. The Company has 30 days from the date of the commissioner's order to appeal the order. If all conditions to closing are not satisfied on or before November 20, 2004, WellPoint and CareFirst will have the right to terminate the Amended CareFirst Merger Agreement. As a result, there can be no assurances that the transaction will be consummated.

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

        As part of the Company's business strategy, the Company has acquired substantial operations in new geographic markets over the last seven years. These businesses, some of which include substantial indemnity-based insurance operations, have experienced varying profitability or losses in recent periods. Since the relevant dates of acquisition of Cerulean, RightCHOICE and MethodistCare, the Company has continued to work extensively on the integration of these businesses. However, there can be no assurances regarding the ultimate success of the Company's integration efforts or regarding the ability of the Company to maintain or improve the results of operations of the acquired businesses. The Company has incurred and will, among other things, need to continue to incur considerable expenditures for provider networks, distribution channels and information systems in addition to the costs associated with the integration of these acquisitions. The integration of these complex businesses may result in, among other things, temporary increases in claims inventory or other service-related issues that may negatively affect the Company's relationship with its customers and contribute to increased attrition of such customers. The Company's results of operations could be adversely affected in the event that the Company experiences such problems or is otherwise unable to implement fully its expansion strategy.

        The Company and certain of its subsidiaries are subject to capital surplus requirements by the California Department of Managed Health Care, the California, Georgia and Missouri Departments of Insurance, various other state Departments of Insurance and the Blue Cross and Blue Shield Association. Although the Company believes that it is currently in compliance in all material respects with all applicable requirements, there can be no assurances that applicable requirements will not be increased in the future.

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

        In June 2000, the California Medical Association filed a lawsuit in U.S. district court in San Francisco against Blue Cross of California ("BCC"). The lawsuit alleges that BCC violated the Racketeer Influenced and Corrupt Organizations Act ("RICO") through various misrepresentations to and inappropriate actions against health care providers. In late 1999, a number of class-action lawsuits were brought against several of the Company's competitors alleging, among other things, various misrepresentations regarding their health plans and breaches of fiduciary obligations to health plan members. In August 2000, the Company was added as a party to Shane v. Humana, et al., a class-action lawsuit brought on behalf of health care providers nationwide. In addition to the RICO claims brought in the California Medical Association lawsuit, this lawsuit also alleges violations of the Employee Retirement Income Security Act of 1974, as amended ("ERISA"), federal and state "prompt pay" regulations and certain common law claims. In October 2000, the federal Judicial Panel on Multidistrict

Litigation issued an order consolidating the California Medical Association lawsuit, the Shane lawsuit and various other pending managed care class-action lawsuits against other companies before District Court Judge Federico Moreno in the Southern District of Florida for purposes of the pretrial proceedings. In March 2001, Judge Moreno dismissed the plaintiffs' claims based on violation of RICO, although the dismissal was made without prejudice to the plaintiffs' ability to subsequently refile their claims. Judge Moreno also dismissed, with prejudice, the plaintiffs' federal prompt pay law claims. On March 26, 2001, the California Medical Association filed an amended complaint in its lawsuit, alleging, among other things, revised RICO claims and violations of California law. On May 9, 2001, Judge Moreno issued an order requiring that all discovery in the litigation be completed by December 2001, with the exception of discovery related to expert witnesses, which was to be completed by March 15, 2002. In June 2001, the federal Court of Appeals for the 11th Circuit issued a stay of Judge Moreno's discovery order, pending a hearing before the Court of Appeals on the Company's appeal of its motion to compel arbitration (which had earlier been granted in part and denied in part by Judge Moreno). The hearing was held in January 2002 and, in March 2002, the Court of Appeals panel issued an opinion affirming Judge Moreno's earlier action with respect to the motion to compel arbitration. The Company filed a motion requesting a rehearing of the matter before the entire 11th Circuit Court of Appeals, which motion was denied by the 11th Circuit Court of Appeals in June 2002. On July 29, 2002, Judge Moreno issued an order providing that discovery in the case would be allowed to re-commence on September 30, 2002. On September 26, 2002, Judge Moreno issued an additional order certifying a nationwide class of physicians in the Shane matter, setting a trial date in May 2003 and ordering the parties to participate in non-binding mediation. In October 2002, the Company filed a motion with the 11th Circuit Court of Appeals seeking to appeal Judge Moreno's class-certification order. In December 2002, the 11th Circuit granted the Company's motion for interlocutory review of the class-certification order. The parties are currently conducting pre-trial discovery. A mediator has been appointed by Judge Moreno.

        In March 2002, the American Dental Association and three individual dentists filed a lawsuit in U.S. district court in Chicago against the Company and BCC. This lawsuit alleges that WellPoint and BCC engaged in conduct that constituted a breach of contract under ERISA, trade libel and tortious interference with contractual relations and existing and prospective business expectancies. The lawsuit seeks class-action status. The Company filed a motion (which was granted in July 2002) with the federal Judicial Panel on Multidistrict Litigation requesting that the proceedings in this case be consolidated with a similar action brought against other managed care companies that has been consolidated with the Shane lawsuit.

        In July 2001, two individual physicians seeking to represent a class of physicians, hospitals and other providers brought suit in the Circuit Court of Madison County, Illinois against HealthLink, Inc., which is now a subsidiary of the Company as a result of the RightCHOICE transaction. The physicians allege that HealthLink breached the contracts with these physicians by engaging in the practices of "bundling" and "down-coding" in its processing and payment of provider claims. The relief sought includes an injunction against these practices and damages in an unspecified amount. This litigation was dismissed without prejudice at the request of the plaintiffs in February 2003. A similar lawsuit was brought by physicians (including one of the physicians in the case described above) in the same court in Madison County, Illinois, on behalf of a nationwide class of providers who contract with Blue Cross and Blue Shield plans against the Blue Cross and Blue Shield Association and another Blue Cross Blue Shield plan. The complaint recites that it is brought against those entities and their "unnamed subsidiaries, licensees, and affiliates," listing a large number of Blue Cross and Blue Shield plans, including "Alliance Blue Cross Blue Shield of Missouri." The plaintiffs also allege that the plans have systematically engaged in practices known as "short paying," "bundling" and "down-coding" in their processing and payment of subscriber claims. Blue Cross Blue Shield of Missouri has not been formally named or served as a defendant in this suit.

        The Company's future results will depend in part on its ability to accurately predict health care costs and to control future health care costs through product and benefit design, underwriting criteria, medical management and negotiation of favorable provider contracts. Changes in utilization rates, demographic characteristics, the regulatory environment and health care practices, inflation, new pharmaceuticals/technologies, clusters of high-cost cases and numerous other factors are beyond the control of any health plan provider and may adversely affect the Company's ability to predict and control health care costs and claims, as well as the Company's financial condition, results of operations or cash flows. Periodic renegotiations of hospital and other provider contracts, coupled with continued consolidation of physician, hospital and other provider groups, may result in increased health care costs and limit the Company's ability to negotiate favorable rates. In recent years, large physician practice management companies have experienced extreme financial difficulties, including bankruptcy, which may subject the Company to increased credit risk related to provider groups and cause the Company to incur duplicative health care services expense. Additionally, the Company faces competitive pressure to contain premium prices. Fiscal concerns regarding the continued viability of government-sponsored programs such as Medicare and Medicaid may cause decreasing reimbursement rates for these programs. Any limitation on the Company's ability to increase or maintain its premium levels, design products, implement underwriting criteria or negotiate competitive provider contracts may adversely affect the Company's financial condition or results of operations.

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

        One of the Company's wholly owned subsidiaries operates as a pharmacy benefit manager ("PBM") under the trade name WellPoint Pharmacy Management. The PBM industry faces a number of risks and uncertainties in addition to those facing the Company's core health plan business. Such risks and uncertainties include the application of federal and state anti-remuneration laws (generally known as "anti-kickback" laws), whether PBMs operate as fiduciaries under the Employee Retirement Income Security Act of 1974 ("ERISA") and are in compliance with their fiduciary obligations under ERISA in connection with the development and implementation of items such as formularies, preferred drug listings and therapeutic intervention programs, and potential liability regarding the use of patient-identifiable medical information. In addition, a number of federal and state legislative proposals are being considered that could affect a variety of PBM industry practices, such as the receipt of rebates from pharmaceutical manufacturers. The Company believes that its PBM business is currently being conducted in compliance in all material respects with applicable legal requirements. However, there can be no assurance that the Company's PBM business will not be subject to challenge under various laws and regulations, or that any such challenge will not have a material adverse effect upon the Company's results of operations or financial condition. In addition, future legislative enactments affecting the PBM industry could have a material adverse effect upon the Company's results of operations and financial condition.

        Substantially all of the Company's investment assets are in interest-yielding debt securities of varying maturities or equity securities. The value of fixed-income securities is highly sensitive to fluctuations in short- and long-term interest rates, with the value decreasing as such rates increase and increasing as such rates decrease. In addition, the value of equity securities can fluctuate significantly with changes in market conditions. Changes in the value of the Company's investment assets, as a result of interest rate fluctuations, can affect the Company's results of operations and stockholders' equity. There can be no assurances that interest rate fluctuations will not have a material adverse effect on the results of operations or financial condition of the Company.

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

        Following the terrorist attacks of September 11, 2001, there have been various incidents of suspected bioterrorist activity in the United States. To date, these incidents have resulted in related isolated incidents of illness and death. However, federal and state law enforcement officials have issued public warnings about additional potential terrorist activity involving biological and other weapons. If the United States were to experience more widespread bioterrorist or other attacks, the Company's covered medical expenses could rise and the Company could experience a material adverse effect on its results of operations, financial condition and cash flow.

        In April and May 2002, one of the Company's wholly owned subsidiaries acting as a pharmacy benefit management business under the trade name WellPoint Pharmacy Management received two administrative subpoenas duces tecum issued by the U.S. Attorney's Office in Boston Massachusetts. The Company does not believe that its pharmacy benefit management business is presently a target of investigation by the U.S. Attorney. The subpoenas appear to focus primarily on WellPoint Pharmacy Management's relationship with TAP Pharmaceuticals, including TAP's drugs Lupron and Prevacid. The Company has responded to the subpoenas by producing certain requested documents. The Company believes that it is in compliance in all material respects with all laws and regulations applicable to the pharmacy benefit management business.

        As a result of the general nationwide economic downturn, many states are currently experiencing budget deficits. State legislators are exploring a variety of alternatives to address this situation. In order to address the budget shortfalls, various states may propose reductions in payments received by Medicaid managed care providers such as the Company. Alternatively, state legislators may seek to impose greater state taxes. Any significant reduction in payments received by the Company in connection with its Medicare managed care business could have a material adverse effect on the Company's results of operations or financial condition. Additionally, any increase in state taxes could prolong or exacerbate the current economic downturn, which could in turn have a material adverse effect on the Company's results of operations or financial condition. Budget cutbacks could also result in reduced employment levels in public sector accounts for which the Company provides insured or administrative services products.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

        The Company regularly evaluates its asset and liability interest rate risks, as well as the appropriateness of investments, relative to its internal investment guidelines. The Company operates within these guidelines by maintaining a well-diversified portfolio, both across and within asset classes. The Company has from time to time retained an independent consultant to advise the Company on the appropriateness of its investment policy.

        Asset interest rate risk is managed within a duration band tied to the Company's liability interest rate risk. Credit risk is managed by maintaining high average quality ratings and a well-diversified portfolio.

        The Company's use of derivative instruments is generally limited to hedging purposes and has principally consisted of forward exchange contracts and interest rate swaps. The foreign exchange contracts are intended to minimize the portfolio's exposure to currency volatility associated with certain foreign currency denominated bond holdings. The Company liquidated its non-dollar foreign bond holdings as of December 31, 2001. The Company's investment policy prohibits the use of derivatives for leveraging purposes as well as the creation of risk exposures not otherwise allowed within the policy.

        From time to time, the Company has entered into interest rate swap agreements primarily to minimize significant, unanticipated earnings fluctuations caused by interest rate volatility. The Company's goal is to maintain a balance between fixed and floating interest rates on its long-term debt. The Company believes that this allows it to better anticipate its interest payments while helping to manage the asset-liability relationship.

Interest Rate Risk

        The Company is exposed to market rate risks associated with its investments and borrowings. Market risk represents the risk of loss in value of a financial instrument resulting from changes in interest rates and equity prices.

        As of December 31, 2002, the Company's investment securities at market value, totaled $5.3 billion, of which 89.6% was invested in fixed-income securities and the remaining 10.4% was invested in equity securities. As of December 31, 2001, the Company's investment securities at market value totaled $3.8 billion, of which 87.5% was invested in fixed-income securities and the remaining 12.5% was invested in equity securities. The Company has evaluated the net impact to the fair value of its fixed-income investments from a hypothetical change in all interest rates of 100, 200 and 300 basis points ("bp"). In doing so, optionality was addressed through Monte Carlo simulation of the price behavior of securities with embedded options. In addressing prepayments on mortgage-backed securities, the model follows the normal market practice of estimating a non-interest rate sensitive component (primarily related to relocations) and an interest-sensitive component (primarily related to refinancings) separately. The model is based on statistical techniques applied to historical prepayment and market data, and then incorporates forward-looking mortgage market research and judgments about future prepayment behavior. Changes in the fair value of the investment portfolio, net of tax, are reflected in the balance sheet through stockholders' equity. The results of this analysis as of December 31, 2002 are shown in the table below. The table also shows the change in valuation of the $200.0 million notional amount 6 3/8% fixed for LIBOR-based floating interest rate swap agreement for the year ended December 31, 2002.

	Increase (decrease) in fair value given an interest rate increase of:
	100 bp	200 bp	300 bp
	(In millions)
Fixed-Income Portfolio	$(119.5)	$(263.9)	$(420.0)
Valuation of Interest Rate Swap Agreement	(5.9)	(11.6)	(17.0)

	$(125.4)	$(275.5)	$(437.0)

        Results as of December 31, 2001 are shown in the table below. The table also shows the cumulative change in valuation of the $150.0 million and $50.0 million notional amount floating-for-fixed interest rate swap agreements for the year ended December 31, 2001.

	Increase (decrease) in fair value given an interest rate increase of:
	100 bp	200 bp	300 bp
	(In millions)
Fixed Income Portfolio	$(120.0)	$(236.3)	$(346.8)
Valuation of Interest Rate Swap Agreements	4.8	9.4	13.8

	$(115.2)	$(226.9)	$(333.0)

        The Company believes that an interest rate shift in a 12-month period of 100 bp represents a moderately adverse outcome, while a 200 bp shift is significantly adverse and a 300 bp shift is unlikely given historical precedents. Although the Company holds its bonds as "available for sale" for purposes of Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities" the Company's cash flows and the short duration of its investment portfolio should allow it to hold securities to maturity, thereby avoiding the recognition of losses should interest rates rise significantly.

Interest Rate Swap Agreements

        On January 15, 2002, the Company entered into a $200.0 million notional amount interest rate swap agreement with respect to its 2006 Notes. The swap agreement is a contract to exchange a fixed 6 3/8% rate for a LIBOR-based floating rate. For the year ended December 31, 2002, the Company recognized settlement income of $6.5 million from this swap agreement. (See Note 9 to the Consolidated Financial Statements.)

        The Company has from time to time entered into additional interest rate swap agreements in order to reduce the volatility of interest expense resulting from changes in interest rates. As of December 31, 2001, the Company had entered into $200.0 million of floating to fixed-rate swap agreements, which consisted of a $150.0 million notional amount swap agreement at 6.99% and a $50.0 million notional amount swap agreement at 7.06%. As of December 31, 2001, the Company also had $235.0 million of LIBOR-based floating rate debt outstanding. In September 2002, the Company terminated these two fixed-rate swap agreements with an aggregate cash settlement of $17.6 million, of which $1.8 million was accrued interest and the remaining $15.8 million represented the fair value of the swap agreements at the time of termination. (See Note 16 to the Consolidated Financial Statements for further discussion.)

Equity Price Risk

        As of December 31, 2002 and 2001, the Company's equity securities were comprised primarily of domestic stocks. Assuming an immediate decrease of 10% in market value, as of December 31, 2002 and 2001, the hypothetical pre-tax loss in fair value of stockholders' equity is estimated to be approximately $54.9 million and $47.8 million, respectively.

Foreign Exchange Risk

        The Company has generally hedged the foreign exchange risk associated with its fixed-income portfolio. The Company uses short-term foreign exchange contracts to hedge the risk associated with certain fixed-income securities denominated in foreign currencies. Therefore, the Company believes that there is minimal risk to the fixed-income portfolio due to currency exchange rate fluctuations. As of December 31, 2001, however, the Company had liquidated its non-dollar foreign bond holdings and entered into a hedge to offset the remaining currency hedge.

        The Company does not hedge its foreign exchange risk arising from equity investments denominated in foreign currencies. Assuming a foreign exchange loss of 10% across all foreign equity investments, the net hypothetical pre-tax loss in fair value as of December 31, 2002 and 2001, was estimated to be $8.4 million and $6.6 million, respectively.

Item 8. Financial Statements and Supplementary Data.

        The location in this annual report on Form 10-K of the Company's Consolidated Financial Statements is set forth in the "Index" on Page F-1.

WellPoint Health Networks Inc.
Quarterly Selected Financial Information
(Unaudited)

	As of and for the Quarter Ended
	March 31, 2002	June 30, 2002	September 30, 2002	December 31, 2002
	(In thousands, except per share data and membership data)

Total revenues	$3,943,010	$4,299,073	$4,515,125	$4,581,332
Operating income	262,592	311,019	379,235	326,058
Income before provision for income taxes and extraordinary items	235,184	280,068	348,171	299,979
Income before extraordinary items	141,100	167,963	208,892	179,976
Net income	$141,100	$170,747	$211,256	$179,976

Per Share Data:
Income before extraordinary items:
Earnings per share	$1.01	$1.16	$1.44	$1.22

Earnings per share assuming full dilution	$0.97	$1.10	$1.37	$1.18

Net income:
Earnings per share	$1.01	$1.18	$1.45	$1.22

Earnings per share assuming full dilution	$0.97	$1.12	$1.38	$1.18

Medical membership(A)	12,854,547	13,042,368	13,051,791	13,223,339

	As of and for the Quarter Ended
	March 31, 2001	June 30, 2001	September 30, 2001	December 31, 2001
	(In thousands, except per share data and membership data)

Total revenues	$2,615,453	$3,145,406	$3,245,472	$3,422,316
Operating income	180,656	201,550	217,809	223,210
Income before provision for income taxes	159,151	169,381	183,820	186,230
Net income	$96,503	$99,929	$108,446	$109,868

Per Share Data(B):
Earnings per share	$0.77	$0.79	$0.85	$0.86

Earnings per share assuming full dilution	$0.74	$0.76	$0.82	$0.83

Medical membership(C)	10,089,576	10,156,082	10,314,176	10,528,047

(A)
Medical membership numbers as of March 31, 2002 as reported in the Company's quarterly report on Form 10-Q for the quarter ended March 31, 2002 have been revised to exclude 164,493 behavioral health members, 9,345 flexible spending account members and 3,205 dental members associated with the RightCHOICE acquisition. The revised medical membership numbers also reflect a reduction of 12,607 behavioral health members from two Company-owned rental networks. All of these members were previously reported as medical members.

(B)
Per share data for each period presented has been restated to reflect the two-for-one stock split in the form of a 100% stock dividend that occurred on March 15, 2002.

(C)
Medical membership numbers as of March 31, 2001, June 30, 2001, September 30, 2001, and December 31, 2001 as reported in the Company's quarterly reports on Form 10-Q for the quarterly periods ended such dates and in the Company's annual report on Form 10-K for the year ended December 31, 2001 have been adjusted to include members from two Company-owned or Company-controlled rental networks as well as the Company's proportionate share of members associated with a joint venture providing Medicaid services in Puerto Rico. Total members associated with these entities were 325,747, 320,991, 321,412 and 381,102 as of March 31, 2001, June 30, 2001, September 30, 2001 and December 31, 2001, respectively.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

        None.

PART III

Item 10. Directors and Executive Officers of the Registrant.

        A.    Directors of the Company.

        Information regarding the directors of the Company will be contained in the Company's proxy statement for its 2003 Annual Meeting of Stockholders and is incorporated herein by reference.

        B.    Executive Officers of the Company.

        Information regarding the Company's executive officers is contained in Part I above under the caption "Item 1. Business—Executive Officers of the Registrant."

Item 11. Executive Compensation.

        The information required by Item 11 will be contained in the Company's proxy statement for its 2003 Annual Meeting of Stockholders and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

        Except as set forth below, the information required by Item 12 will be contained in the Company's proxy statement for its 2003 Annual Meeting of Stockholders and is incorporated herein by reference.

Equity Compensation Plan Information

        The following table provides, as of December 31, 2002, the number of securities issuable upon exercise of outstanding options, warrants or rights, the average exercise price of such options, warrant and rights and the number of securities remaining available for issuance under the Company's various equity compensation plans.

Plan Category	(a) No. of securities to be issued upon exercise of outstanding options, warrants and rights		(b) Weighted-average exercise price of outstanding warrants, options and rights	(c) No. of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by securityholders	10,213,999	(1)(2)(3)(4)	$43.15	8,240,221	(1)(2)(5)(6)
Equity compensation plans not approved by securityholders (7)	7,031,513		$55.04	1,409,023	(6)
Total	17,245,512		$48.14	9,649,244	(6)

(1)
The share numbers given reflect awards made pursuant to the Company's 1999 Stock Incentive Plan, which was approved by the stockholders of the Company at a meeting held on May 11, 1999, as well as awards and shares available for issuance under the Company's predecessor plans at the time of adoption of the 1999 Stock Incentive Plan.

(2)
Pursuant to the 1999 Stock Incentive Plan, the number of shares of Common Stock available for issuance under such plan are automatically increased (up to a maximum of 30.0 million shares) by the number of shares of Common Stock that are repurchased by the Company after May 11, 1999 (the "Repurchased Shares") on the open market or in private transactions, so long as the aggregate price paid for the Repurchased Shares does not exceed the cumulative amount received in cash by the Company after May 11, 1999 for the exercise of options or issuance of awards granted under the Plan.

(3)
Excludes shares issuable under the Company's amended and restated Employee Stock Purchase Plan ("ESPP"), which was approved by the stockholders of the Company at a meeting held on May 9, 2000. Under the ESPP, eligible employees of the

  Company are offered Common Stock of the Company for purchase through a series of successive offering periods beginning on January 1 and July 1 of each calendar year. On the first day of each offering period, each eligible employee who has elected to participate in the ESPP is granted a purchase right to purchase up to a fixed number of shares of Common Stock determined as of such date by dividing the total amount anticipated to be collected from such person during the offering period, together with any amount carried over from any preceding offering period, by 100% of the fair market value of the Company's Common Stock on the first day of the offering period and multiplying the result by one and one-half. On the final day of the offering period, the purchase right is exercised and each participant purchases the full number of purchasable shares under such purchase right at a price per share equal to the lower of 85% of the fair market value on the first day of the offering period and 85% of the fair market value on the purchase date. On December 31, 2002, all purchase rights then outstanding under the ESPP were exercised. As of March 15, 2003, there were purchase rights outstanding under the ESPP with respect to a maximum number of 189,976 shares.

(4)
Includes securities to be issued upon exercise of outstanding awards under various RightCHOICE plans, which were approved by RightCHOICE's stockholders prior to the Company's merger with RightCHOICE on January 31, 2002.

(5)
Includes approximately 1,338,784 shares remaining available for issuance as of December 31, 2002 in the form of restricted stock or restricted share right awards under the 1999 Stock Incentive Plan and approximately 1,520,360 shares remaining available for issuance as of December 31, 2002 under the ESPP.

(6)
Under the 1999 Stock Incentive Plan and the 2000 Employee Stock Option Plan, only the net number of shares actually issued is deducted from the number of shares remaining available for issuance under each plan. Accordingly, if option shares are exercised pursuant to a stock-for-stock exercise (including "reloads," which allow an optionee to pay the purchase price of options to be exercised in shares of WellPoint Common Stock already owned by such optionee and to simultaneously receive an award for a number of option shares equal to the number of shares of Common Stock tendered for payment of the exercised options), only the difference of the number of option shares exercised less the number of shares of Common Stock tendered in payment of such exercise (including shares tendered to pay for tax withholding obligations) is deducted from the number of shares remaining available for issuance under each plan.

(7)
Reflects securities to be issued upon exercise of outstanding awards and securities remaining available for future issuance under the Company's 2000 Employee Stock Option Plan.

Description of 2000 Employee Stock Option Plan

Purpose

        The purpose of the 2000 Employee Stock Option Plan (the "Employee Plan") is to enable the Company to offer stock options to employees of the Company, or any affiliate of the Company linked to the Company by a 50% or greater chain of ownership or in which the Company has a significant ownership interest, who is not an executive officer of the Company.

Administration

        The Employee Plan is administered by a committee appointed by the Board, consisting of two or more members of the Board. The committee is generally authorized to construe and interpret the Employee Plan, to select eligible individuals for participation and to specify the terms of awards under the Employee Plan.

Shares and Terms

        Stock subject to awards granted under the Employee Plan is the Company's authorized but unissued or reacquired Common Stock. The number of shares of Common Stock that may currently be issued under the Employee Plan will not exceed approximately 9.1 million shares, subject to certain adjustments. To the extent that an option expires or is terminated, cancelled or forfeited for any reason without having been exercised in full, any remaining shares allocable to the unexercised portion of such option will again become available for subsequent grants under the Employee Plan. Any shares held by an award holder that are delivered to the Company or that are otherwise withheld from shares issuable under an award in payment of all or a portion of the exercise price or tax withholding obligations for such award will be available for subsequent grants and awards.

Stock Option Awards

        The Committee may only grant non-statutory stock options, which are not intended to satisfy the requirement for incentive stock options under Section 422 of the Internal Revenue Code, as amended, under the Employee Plan.

        The exercise price of an option will be determined by the Committee. There is no limit on the duration of an option. The exercise price will generally be payable in full in cash or, at the Committee's discretion, in previously owned shares held for the requisite period to avoid a charge to earnings, under certain conditions, by the proceeds of a same-day sale of the award shares or by the extension of credit.

        Under the Employee Plan, any option granted may provide that upon exercise of the option, the optionholder will automatically be granted a reload option covering the number of shares equal to (i) the number of shares delivered to the Company by the optionholder or withheld from shares otherwise issuable to the optionholder upon exercise in payment of the exercise price of the option or the applicable tax withholding obligation and/or (ii) that number of shares with a then-fair market value equal to the amount of withholding obligations paid in cash by the holder.

Adjustments

        If there is a change in the Common Stock due to a change in the corporate or capital structure of the issuer of the Common Stock, the Committee will make appropriate adjustments to the maximum number and class of shares subject to Employee Plan and to the number and class of shares and price per share of Common Stock subject to outstanding awards. The Committee's determination will be conclusive.

Corporate Transactions

        Under the Employee Plan, the Committee may determine and set forth in any award the effect, if any, that any sale of stock or assets, merger, combination, spin-off, reorganization or liquidation of the Company will have upon the term, exerciseability or vesting of outstanding awards, provided that any awards that are continued, assumed or replaced with comparable awards in connection with any transaction will be appropriately adjusted.

Tax Withholding

        The Committee may, in its discretion and on such terms and conditions as it deems appropriate, require or permit award holders to elect to have a portion of the shares of Common Stock otherwise issuable to them under the Employee Plan withheld in satisfaction of federal, state and local employment and income taxes incurred in connection with the acquisition of those shares. Award holders may also be granted the right to deliver previously acquired shares of Common Stock held for the requisite period to avoid a charge to earnings in satisfaction of those taxes. The withheld or delivered shares will be valued at fair market value on the applicable determination date for the taxes.

Amendment or Termination

        The Employee Plan provides that the Board may amend, suspend or discontinue the Employee Plan at any time. To the extent not consistent with the Employee Plan, the Committee may modify or waive the terms of any outstanding award, provided that no modification or waiver may adversely effect a holder's rights without the holder's consent.

Item 13. Certain Relationships and Related Transactions.

        The information required by Item 13 will be contained in the Company's proxy statement for its 2003 Annual Meeting of Stockholders and is incorporated herein by reference.

Item 14. Controls and Procedures.

        The Company maintains "disclosure controls and procedures," as such term is defined under Rule 13a-14(c) of the rules and regulations under the Securities Exchange Act of 1934, as amended (the "Exchange Act"). These disclosure controls and procedures are designed to ensure that information required to be disclosed in the Company's Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission, and that such information is accumulated and communicated to the Company's management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures. The Company has carried out an evaluation, within the 90 days prior to the date of filing of this annual report on Form 10-K, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based upon their evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective in ensuring that material information relating to the Company is made known to the Chief Executive Officer and Chief Financial Officer by others within the Company during the period in which this annual report on Form 10-K was being prepared.

        There have been no significant changes in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the date the Company completed its evaluation.

PART IV

Item 15. Exhibits, Financial Statement Schedules and Reports on Form 8-K.

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

      3) Exhibits

Exhibit Number
2.01	Amended and Restated Recapitalization Agreement dated as of March 31, 1995 by and among the Registrant, Blue Cross of California, Western Health Partnerships and Western Foundation for Health Improvement, incorporated by reference to Exhibit 2.1 to the Registrant's Registration Statement on Form S-4 dated April 8, 1996.
2.02
Amended and Restated Agreement and Plan of Merger dated as of November 29, 2000 by and among Cerulean Companies, Inc., the Registrant and Water Polo Acquisition Corp., incorporated by reference to Exhibit 2.01 to the Registrant's Current Report on Form 8-K dated March 15, 2001.
2.03
Agreement and Plan of Merger dated as of October 17, 2001 by and among the Registrant, RightCHOICE Managed Care, Inc. and RWP Acquisition Corp., incorporated by reference to Exhibit 2.1 to the Registrant's Registration Statement on Form S-4 (Registration No. 333-73382).
2.04
Amended and Restated Agreement and Plan of Merger dated as of January 24, 2003 by and among the Registrant, CareFirst, Inc. and Congress Acquisition Corp., incorporated by reference to Exhibit 99.2 to the Registrant's Current Report on Form 8-K dated January 24, 2003.
3.01	Restated Certificate of Incorporation of the Registrant, incorporated by reference to Exhibit 3.1 to the Registrant's Current Report on Form 8-K dated August 4, 1997 (File No. 001-13083).
3.02	Bylaws of the Registrant, incorporated by reference to Exhibit 4.2 to the Registrant's Registrant Statement on Form S-8 (Registration No. 333-90701).
4.01	Specimen of Common Stock certificate of the Registrant.
4.02	Restated Certificate of Incorporation of the Registrant (included in Exhibit 3.01).
4.03	Bylaws of the Registrant (included in Exhibit 3.02).
4.04
Amended and Restated Indenture dated as of June 8, 2001 by and between the Registrant and The Bank of New York, as trustee, incorporated by reference to Exhibit 4.3 to the Registrant's Current Report on Form 8-K dated June 7, 2001.
4.05	Form of Note evidencing the Registrant's 6 3/8% Notes due 2006, incorporated by reference to Exhibit 4.1 to the Registrant's Current Report on Form 8-K dated June 12, 2001.
4.06	Form of Note evidencing the Registrant's 6 3/8% Notes due 2012, incorporated by reference to Exhibit 4.1 to the Registrant's Current Report on Form 8-K dated January 11, 2002.

10.01
Undertakings dated January 7, 1993 by the Registrant, Blue Cross of California and certain subsidiaries to the California Department of Corporations, incorporated by reference to Exhibit 10.24 to the Registrant's Form S-1 Registration Statement No. 33-54898.
10.02*
Supplemental Pension Plan of Blue Cross of California, incorporated by reference to Exhibit 10.15 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1992 (File No. 1-11628).
10.03*	Form of Indemnification Agreement between the Registrant and its Directors and Officers, incorporated by reference to Exhibit 10.17 to the Registrant's Form S-1 Registration Statement No. 33-54898.
10.04*
Officer Severance Agreement dated as of July 1, 1993 between the Registrant and Thomas C. Geiser, incorporated by reference to Exhibit 10.24 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1993 (File No. 1-11628).
10.05
Orders Approving Notice of Material Modification and Undertakings dated September 7, 1995 by Blue Cross of California, the Registrant and the Registrant's subsidiaries to the California Department of Corporations, incorporated by reference to Exhibit 10.47 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1995 (File No. 1-11628).
10.06
Lease Agreement dated as of January 1, 1996 by and between TA/Warner Center Associates II, L.P., and the Registrant, incorporated by reference to Exhibit 10.46 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1995 (File No. 1-11628).
10.07*
Letter dated November 13, 1995 from the Registrant to D. Mark Weinberg regarding severance benefits, together with underlying Officer Severance Agreement, incorporated by reference to Exhibit 10.48 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1995 (File No. 1-11628).
10.08*
Letter dated November 13, 1995 from the Registrant to Thomas C. Geiser regarding severance benefits, incorporated by reference to Exhibit 10.49 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1995 (File No. 1-11628).
10.09
Amended and Restated Undertakings dated March 5, 1996 by Blue Cross of California, the Registrant and certain of its subsidiaries to the California Department of Corporations, incorporated by reference to Exhibit 99.1 to the Registrant's Current Report on Form 8-K dated March 5, 1996 (File No. 1-11628).
10.10
Indemnification Agreement dated as of May 17, 1996 by and among the Registrant, WellPoint Health Networks Inc., a Delaware corporation, and Western Health Partnerships, incorporated by reference to Exhibit 99.9 to the Registrant's Current Report on Form 8-K dated May 20, 1996 (File No. 333-03292-01).
10.11
Amended and Restated Share Escrow Agent Agreement dated as of August 4, 1997 by and between the Registrant and U.S. Trust Company of California, N.A., incorporated by reference to Exhibit 99.4 to the Registrant's Current Report on Form 8-K dated August 4, 1997 (File No. 001-13083).
10.12
Blue Cross License Agreement effective as of January 31, 2002 by and among the Registrant and the Blue Cross and Blue Shield Association (the "BCBSA"), incorporated by reference to Exhibit 10.12 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2001.

10.13
Blue Cross Affiliate License Agreement effective as of August 4, 1997 by and between the BCBSA and Blue Cross of California, incorporated by reference to Exhibit 99.8 of Registrant's Current Report on Form 8-K dated August 4, 1997 (File No. 001-13083).
10.14
Blue Cross Affiliate License Agreement effective as of August 4, 1997 by and between the BCBSA and BC Life & Health Insurance Company, incorporated by reference to Exhibit 99.9 to the Registrant's Current Report on Form 8-K dated August 4, 1997 (File No. 001-13083).
10.15
Blue Cross Controlled Affiliate License Agreement Applicable to Life Insurance Companies effective as of August 4, 1997 by and between the BCBSA and BC Life & Health Insurance Company, incorporated by reference to Exhibit 99.10 to the Registrant's Current Report on Form 8-K dated August 4, 1997 (File No. 001-13083).
10.16
Undertakings dated July 31, 1997 by the Registrant, Blue Cross of California and WellPoint California Services, Inc. to the California Department of Corporations, incorporated by reference to Exhibit 99.12 to the Registrant's Current Report on Form 8-K dated August 4, 1997 (File No. 001-13083).
10.17*
401(k) Retirement Savings Plan (as amended through January 1, 2001), incorporated by reference to Exhibit 10.23 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2000.
10.18*	WellPoint 2003 Officer Benefit Enrollment Guide Brochure, as amended.
10.19
Amendment No. 1 dated as of June 12, 1998 to the Amended and Restated Share Escrow Agent Agreement by and between the Registrant and U.S. Trust Company of California, N.A., incorporated by reference to Exhibit 99.3 to the Registrant's Current Report on Form 8-K dated June 12, 1998 (File No. 333-31599).
10.20*
WellPoint Health Networks Inc. Officer Change-in-Control Plan (as amended and restated through December 4, 2001), incorporated by reference to Exhibit 10.22 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2001.
10.21*
WellPoint Health Networks Inc. Officer Severance Plan (as adopted December 4, 2001), incorporated by reference to Exhibit 10.23 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2001.
10.22*
WellPoint Health Networks Inc. Management Bonus Plan effective as of January 1, 2000, incorporated by reference to Exhibit 10.32 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2000.
10.23*
WellPoint Health Networks Inc. Board of Directors Deferred Compensation Plan, incorporated by reference to Exhibit 10.52 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1998 (File No. 001-13083).
10.24*
Amended and Restated Employment Agreement dated as of December 31, 2002 by and between the Registrant and Leonard D. Schaeffer, incorporated by reference to Exhibit 99.1 to the Registrant's Current Report on Form 8-K dated December 31, 2002.
10.25*
Amended and Restated Special Executive Retirement Plan dated as of December 31, 2002 by and between the Registrant and Leonard D. Schaeffer, incorporated by reference to Exhibit 99.2 to the Registrant's Current Report on Form 8-K dated December 31, 2002.
10.26*
WellPoint Health Networks Inc. 1999 Stock Incentive Plan (as amended through December 6, 2000), incorporated by reference to Exhibit 10.37 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2000.

10.27*	WellPoint Health Networks Inc. 1999 Executive Officer Annual Incentive Plan, incorporated by reference to Annex II to the Registrant's Proxy Statement on Schedule 14A dated March 28, 2001.
10.28*
WellPoint Health Networks Inc. Comprehensive Executive Non-Qualified Retirement Plan (as amended through February 1, 2001), incorporated by reference to Exhibit 10.39 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2000.
10.29*
WellPoint Health Networks Inc. 1996 Employee Stock Purchase Plan (as amended and restated effective April 1, 2000), incorporated by reference to Annex I to the Registrant's Definitive Proxy Statement on Schedule 14A dated March 23, 2000.
10.30*
WellPoint Health Networks Inc. 2000 Employee Stock Option Plan (as amended through October 19, 2001), incorporated by reference to Exhibit 10.33 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2001.
10.31*
WellPoint Health Networks Inc. Supplemental Executive Retirement Plan (as restated effective December 4, 2001), incorporated by reference to Exhibit 10.35 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2001.
10.32*
Promissory Note Secured by Deed of Trust dated September 22, 2000 made by Woodrow A. Myers, Jr., M.D. in favor of the Registrant, incorporated by reference to Exhibit 10.01 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2000.
10.33
Credit Agreement ($750,000,000 Five-Year Revolving Credit and Competitive Advance Facility) dated as of March 30, 2001 by and among the Registrant, the lenders from time to time party thereto, Bank of America, N.A., as administrative agent, and Banc of America Securities LLC and JPMorgan, as joint arrangers and joint book managers, incorporated by reference to Exhibit 10.01 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2001.
10.34
Credit Agreement ($250,000,000 364-Day Revolving Credit Facility) dated as of March 30, 2001 by and among the Registrant, the lenders from time to time party thereto, Bank of America, N.A., as administrative agent, and Banc of America Securities LLC and JPMorgan, as joint arrangers and joint book managers, incorporated by reference to Exhibit 10.02 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2001.
10.35
First Amendment to 364-Day Credit Agreement dated as of March 29, 2002 by and among the Registrant, the lenders from time to time party thereto, Bank of America, N.A., as administrative agent, and JPMorgan, a division of Chase Securities, Inc., as syndication agent, incorporated by reference to Exhibit 10.01 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2002.
10.36
Blue Cross Controlled Affiliate License Agreement dated as of March 15, 2001 by and among the BCBSA, Blue Cross and Blue Shield of Georgia, Inc. ("Georgia Blue") and the Registrant, incorporated by reference to Exhibit 10.03 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 30, 2001.
10.37
Blue Shield Controlled Affiliate License Agreement dated as of March 15, 2001 by and among the BCBSA, Georgia Blue and the Registrant, incorporated by reference to Exhibit 10.04 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 30, 2001.
10.38
Blue Cross Controlled Affiliate License Agreement dated as of March 15, 2001 by and among the BCBSA, Blue Cross Blue Shield Healthcare Plan of Georgia, Inc. ("Georgia Blue HMO") and Registrant, incorporated by reference to Exhibit 10.05 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2001.

10.39
Blue Shield Controlled Affiliate License Agreement dated as of March 15, 2001 by and among the BCBSA, Georgia Blue HMO and the Registrant, incorporated by reference to Exhibit 10.06 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2001.
10.40
Blue Cross Controlled Affiliate License Agreement Applicable to Life Insurance Companies dated as of March 15, 2001 by and among the BCBSA, Greater Georgia Life Insurance Company ("GGL") and the Registrant, incorporated by reference to Exhibit 10.07 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2001.
10.41
Blue Shield Controlled Affiliate License Agreement Applicable to Life Insurance Companies dated as of March 15, 2001 by and among the BCBSA, and GGL and the Registrant, incorporated by reference to Exhibit 10.08 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2001.
10.42*
Amendment No. 1 to the WellPoint 401(k) Retirement Savings Plan (as amended through January 1, 2001), incorporated by reference to Exhibit 10.01 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2001.
10.43
California Blue Cross License Addendum amended and restated as of January 31, 2002 by and among the Registrant and the BCBSA, incorporated by reference to Exhibit 10.46 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2001.
10.44
California Blue Shield License Addendum amended and restated as of January 31, 2002 by and among the Registrant and the BCBSA, incorporated by reference to Exhibit 10.47 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2001.
10.45
Blue Cross Controlled Affiliate License Agreement dated as of January 31, 2002 by and among the BCBSA, RightCHOICE Managed Care, Inc. ("RightCHOICE") and the Registrant, incorporated by reference to Exhibit 10.48 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2001.
10.46
Blue Shield Controlled Affiliate License Agreement dated as of January 31, 2002 by and among the BCBSA, RightCHOICE and the Registrant, incorporated by reference to Exhibit 10.49 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2001.
10.47
Blue Cross Controlled Affiliate License Agreement dated as of January 31, 2002 by and among the BCBSA, Healthy Alliance Life Insurance Company ("HALIC") and the Registrant, incorporated by reference to Exhibit 10.50 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2001.
10.48
Blue Shield Controlled Affiliate License Agreement dated as of January 31, 2002 by and among the BCBSA, HALIC and the Registrant, incorporated by reference to Exhibit 10.51 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2001.
10.49
Blue Cross Controlled Affiliate License Agreement dated as of January 31, 2002 by and among the BCBSA, HMO Missouri, Inc. ("HMO Missouri") and the Registrant, incorporated by reference to Exhibit 10.52 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2001.
10.50
Blue Shield Controlled Affiliate License Agreement dated as of January 31, 2002 by and among the BCBSA, HMO Missouri and the Registrant, incorporated by reference to Exhibit 10.53 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2001.

10.51*
Amendment No. 2 to the WellPoint 401(k) Retirement Savings Plan (as amended through January 1, 2001), incorporated by reference to Exhibit 10.55 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2001.
10.52*
Amendment No. 3 to the WellPoint 401(k) Retirement Savings Plan (as amended through January 1, 2001), incorporated by reference to Exhibit 10.56 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2001.
10.53*
Amendment No. 4 to the WellPoint 401(k) Retirement Savings Plan (as amended through January 1, 2001), incorporated by reference to Exhibit 10.57 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2001.
10.54
Blue Shield License Agreement effective as of January 31, 2002 by and between the Registrant and the BCBSA, incorporated by reference to Exhibit 10.58 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2001.
10.55*
RightCHOICE Managed Care, Inc. 2001 Stock Incentive Plan effective May 1, 2001, incorporated by reference to Exhibit 10 to the Registration Statement on Form S-8 of RightCHOICE Managed Care, Inc. (File No. 333-62898).
10.56*
RightCHOICE Managed Care, Inc. 1994 Equity Incentive Plan, incorporated by reference to Exhibit 4(c) of the Post-Effective Amendment No. 2 on Form S-8 to Registration Statement on Form S-4 of RightCHOICE Managed Care, Inc. (File No. 333-34750).
10.57*
RightCHOICE Managed Care, Inc. Nonemployee Directors' Stock Option Plan, incorporated by reference to Exhibit 10.16 to the Registration Statement on Form S-1 of RightCHOICE Managed Care, Inc., a Missouri corporation (File No. 33-77798).
10.58*
Restatement of the RightCHOICE Managed Care, Inc. Executive Deferred Compensation Plan, incorporated by reference to Exhibit 4(c) of the Registration Statement on Form S-8 of RightCHOICE Managed Care, Inc. (File No. 333-51336).
10.59*
RightCHOICE Managed Care, Inc. Supplemental Executive Retirement Plan as restated effective October 10, 2001, incorporated by reference to Exhibit 10.06 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2002.
10.60*
Letter agreement dated February 4, 2002 between the Registrant and John A. O'Rourke, incorporated by reference to Exhibit 10.07 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2002.
10.61*
Amendment No. 1 to RightCHOICE Managed Care, Inc. Executive Deferred Compensation Plan effective as of October 15, 2001, incorporated by reference to Exhibit 10.08 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2002.
10.62*
Amendment to the WellPoint 401(k) Retirement Savings Plan effective as of April 30, 2002, incorporated by reference to Exhibit 10.01 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2002.
10.63*
WellPoint Health Networks Inc. Comprehensive Executive Non-Qualified Retirement Plan (as amended through September 1, 2002), incorporated by reference to Exhibit 10.01 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2002.
10.64*
Amendment to the WellPoint 401(k) Retirement Savings Plan effective as of September 1, 2002, incorporated by reference to Exhibit 10.02 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2002.

10.65*
Amendment to the WellPoint 401(k) Retirement Savings Plan effective as of November 17, 2002, incorporated by reference to Exhibit 10.03 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2002.
10.66*	Amendment to the WellPoint 401(k) Retirement Savings Plan (as amended through March 1, 2002) dated March 16, 2003.
10.67	Blue Cross Controlled Affiliate License Agreement Applicable to Life Insurance Companies dated October 4, 2002 by and between the BCBSA and HALIC.
10.68	Blue Shield Controlled Affiliate License Agreement Applicable to Life Insurance Companies dated October 4, 2002 by and between the BCBSA and HALIC.
10.69*	EGTRRA Amendment to the WellPoint 401(k) Retirement Savings Plan (as amended through March 1, 2002) dated December 4, 2002.
21	List of Subsidiaries of the Registrant.
23.1	Consent of Independent Accountants.
24	Power of Attorney (included on Signature Page).
99.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350.
99.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350.

*
Management contract or compensatory plan or arrangement

b. Reports on Form 8-K

        On October 10, 2002, the Company filed a Current Report on Form 8-K dated October 10, 2002, which reported that Blue Cross of California, the Company's primary operating subsidiary in California, intended to introduce a one-year pilot program, designated the PPO Physician Quality and Incentive Program (the "PQIP"), which would provide financial and non-financial incentives to selected physicians serving Blue Cross of California's PPO members to improve the quality of care and service delivered. The Company also reported that it did not expect the PQIP to result in a material increase in the Company's medical expenses.

        On December 31, 2002, the Company filed a Current Report on Form 8-K dated December 31, 2002, which reported that the Company had entered into an Amended and Restated Employment Agreement dated as of such date with Leonard D. Schaeffer, the Company's current Chairman and Chief Executive Officer, and an Amended and Restated Special Executive Retirement Plan with Mr. Schaeffer as of such date.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WELLPOINT HEALTH NETWORKS INC.

Date: March 26, 2003	By:	/s/ LEONARD D. SCHAEFFER Leonard D. Schaeffer Chairman of the Board of Directors and Chief Executive Officer

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

        Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ LEONARD D. SCHAEFFER Leonard D. Schaeffer	Chairman of the Board of Directors and Chief Executive Officer (Principal Executive Officer)	March 26, 2003
/s/ DAVID C. COLBY David C. Colby	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	March 26, 2003
/s/ KENNETH C. ZUREK Kenneth C. Zurek	Senior Vice President, Controller and Taxation (Principal Accounting Officer)	March 26, 2003

/s/ W. TOLIVER BESSON W. Toliver Besson	Director	March 26, 2003
/s/ ROGER E. BIRK Roger E. Birk	Director	March 26, 2003
/s/ SHEILA P. BURKE Sheila P. Burke	Director	March 26, 2003
/s/ WILLIAM H.T. BUSH William H.T. Bush	Director	March 26, 2003
/s/ JULIE A. HILL Julie A. Hill	Director	March 26, 2003
/s/ WARREN Y. JOBE Warren Y. Jobe	Director	March 26, 2003
/s/ JANE G. PISANO Jane G. Pisano	Director	March 26, 2003
/s/ ELIZABETH A. SANDERS Elizabeth A. Sanders	Director	March 26, 2003

CERTIFICATIONS

        I, Leonard D. Schaeffer, certify that:

1.
I have reviewed this annual report on Form 10-K of WellPoint Health Networks Inc. (the "registrant");

2.
Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.
Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.
The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)
Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)
Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

c)
Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.
The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

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

6.
The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 26, 2003	/s/ LEONARD D. SCHAEFFER Leonard D. Schaeffer Chairman of the Board of Directors and Chief Executive Officer

        I, David C. Colby, certify that:

1.
I have reviewed this annual report on Form 10-K of WellPoint Health Networks Inc. (the "registrant");

2.
Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.
Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.
The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)
Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)
Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

c)
Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.
The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

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

6.
The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 26, 2003	/s/ DAVID C. COLBY David C. Colby Executive Vice President and Chief Financial Officer

Report of Independent Accountants

To Stockholders and Board of Directors
WellPoint Health Networks Inc.

        In our opinion, the accompanying consolidated balance sheets and the related consolidated income statements and consolidated statements of changes in stockholders' equity and cash flows present fairly, in all material respects, the financial position of WellPoint Health Networks Inc. and its subsidiaries (the "Company") at December 31, 2002 and 2001, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

        As discussed in Note 7 to the Consolidated Financial Statements, effective January 1, 2002, the Company adopted Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets. Accordingly, the Company ceased amortizing goodwill and indefinite lived intangible assets as of January 1, 2002.

/s/ PRICEWATERHOUSECOOPERS LLP
PricewaterhouseCoopers LLP Los Angeles, California January 31, 2003, except Note 24 as to which the date is March 5, 2003

WellPoint Health Networks Inc.

Consolidated Balance Sheets

	December 31,
	2002	2001
	(In thousands, except share data)
ASSETS
Current Assets:
Cash and cash equivalents	$1,355,616	$1,028,476
Investment securities, at market value	5,282,887	3,832,982
Receivables, net	1,223,232	841,722
Deferred tax assets, net	142,149	79,063
Other current assets	208,711	90,398

Total Current Assets	8,212,595	5,872,641
Property and equipment, net	346,351	222,080
Intangible assets, net	737,461	430,488
Goodwill, net	1,691,771	661,346
Long-term investments, at market value	134,274	124,611
Deferred tax assets, net	—	54,486
Other non-current assets	180,083	106,481

Total Assets	$11,302,535	$7,472,133

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Medical claims payable	$2,422,331	$1,934,620
Reserves for future policy benefits	68,907	62,739
Unearned premiums	495,508	332,813
Accounts payable and accrued expenses	1,144,662	783,026
Experience rated and other refunds	251,743	255,570
Income taxes payable	140,881	64,654
Security trades pending payable	428,851	175,541
Other current liabilities	798,966	456,842

Total Current Liabilities	5,751,849	4,065,805
Accrued postretirement benefits	123,042	94,124
Reserves for future policy benefits, non-current	214,328	222,406
Long-term debt	1,011,578	837,957
Deferred tax liabilities, net	18,924	—
Other non-current liabilities	206,117	119,262

Total Liabilities	7,325,838	5,339,554
Stockholders' Equity:
Preferred Stock—$0.01 par value, 50,000,000 shares authorized, none issued and outstanding	—	—
Common Stock—$0.01 par value, 300,000,000 shares authorized, 149,748,101 and 135,307,637 issued at December 31, 2002 and 2001, respectively (A)	1,497	714
Treasury stock, at cost, 2,697,958 and 7,474,305 shares at December 31, 2002 and 2001, respectively	(173,842)	(465,805)
Additional paid-in capital	1,812,004	1,002,193
Retained earnings	2,315,254	1,548,941
Accumulated other comprehensive income	21,784	46,536

Total Stockholders' Equity	3,976,697	2,132,579

Total Liabilities and Stockholders' Equity	$11,302,535	$7,472,133

(A)
Shares issued at December 31, 2001 have been adjusted to reflect the two-for-one stock split in the form of a 100% stock dividend that occurred on March 15, 2002.

See the accompanying notes to the consolidated financial statements.

WellPoint Health Networks Inc.
Consolidated Income Statements

	Year Ended December 31,
	2002	2001	2000
	(In thousands, except earnings per share)
Revenues:
Premium revenue	$16,206,161	$11,577,170	$8,583,663
Management services and other revenue	818,375	609,693	451,847
Investment income	314,004	241,784	193,448

	17,338,540	12,428,647	9,228,958
Operating Expenses:
Health care services and other benefits	13,211,090	9,436,264	6,935,398
Selling expense	681,802	502,571	394,217
General and administrative expense	2,166,744	1,666,587	1,265,155

	16,059,636	11,605,422	8,594,770

Operating Income	1,278,904	823,225	634,188
Interest expense	60,416	49,929	23,978
Other expense, net	55,086	74,714	45,897

Income before Provision for Income Taxes and Extraordinary Items	1,163,402	698,582	564,313
Provision for income taxes	465,471	283,836	222,026

Income before Extraordinary Items	697,931	414,746	342,287
Extraordinary Items:
Gain from negative goodwill on acquisition	8,950	—	—
Loss on early extinguishment of debt, net of tax benefit of $2,534	(3,802)	—	—

	5,148	—	—

Net Income	$703,079	$414,746	$342,287

Earnings Per Share(A):
Income before Extraordinary Items	$4.84	$3.27	$2.74
Extraordinary gain from negative goodwill on acquisition	0.06	—	—
Extraordinary loss on early extinguishment of debt, net of tax	(0.03)	—	—

Net income	$4.87	$3.27	$2.74

Earnings Per Share Assuming Full Dilution(A):
Income before Extraordinary Items	$4.64	$3.15	$2.64
Extraordinary gain from negative goodwill on acquisition	0.06	—	—
Extraordinary loss on early extinguishment of debt, net of tax	(0.03)	—	—

Net income	$4.67	$3.15	$2.64

(A)
Per share data for the years ended December 31, 2001 and 2000 have been adjusted to reflect the two-for-one stock split in the form of a 100% stock dividend that occurred on March 15, 2002.

See the accompanying notes to the consolidated financial statements.

WellPoint Health Networks Inc.

Consolidated Statements of Changes in Stockholders' Equity

		Common Stock
		Issued		In Treasury				Accumulated Other Comprehensive Income
	Preferred Stock					Additional Paid-in Capital	Retained Earnings
		Shares	Amount	Shares	Amount				Total
					(In thousands)
Balance as of January 1, 2000	$—	71,391	$714	7,765	$(481,331)	$955,016	$854,642	$(16,341)	$1,312,700
Stock grants to employees and directors				(15)	1,013				1,013
Stock issued for employee stock option and stock purchase plans				(1,668)	118,396	28,012			146,408
Stock repurchased, at cost				2,484	(174,602)				(174,602)
Net losses from treasury stock reissued							(51,465)		(51,465)
Comprehensive income
Net income							342,287		342,287
Other comprehensive income, net of tax
Change in unrealized valuation adjustment on investment securities, net of reclassification adjustment								68,045	68,045
Foreign currency adjustments, net of tax								31	31

Total comprehensive income							342,287	68,076	410,363

Balance as of December 31, 2000	$—	71,391	$714	8,566	$(536,524)	$983,028	$1,145,464	$51,735	$1,644,417
Stock grants to employees and directors				(14)	886				886
Stock issued for employee stock option and stock purchase plans				(1,153)	77,266	19,165			96,431
Stock repurchased, at cost				75	(7,433)				(7,433)
Net losses from treasury stock reissued							(11,269)		(11,269)
Comprehensive income (loss)
Net income							414,746		414,746
Other comprehensive income, net of tax
Change in unrealized valuation adjustment on investment securities, net of reclassification adjustment								17,569	17,569
Foreign currency adjustments, net of tax								(262)	(262)
Minimum pension liability adjustment, net of tax								(22,506)	(22,506)

Total comprehensive income (loss)							414,746	(5,199)	409,547

Balance as of December 31, 2001	$—	71,391	$714	7,474	$(465,805)	$1,002,193	$1,548,941	$46,536	$2,132,579
Stock grants to employees and directors				(78)	4,944				4,944
Stock issued for employee stock option and stock purchase plans				(3,787)	232,384	67,617			300,001
Stock repurchased, at cost				4,625	(304,342)				(304,342)
Proceeds from sale of put options						3,135			3,135
Stock issued in connection with acquisition of RightCHOICE Managed Care, Inc.		2,718	27	(5,536)	358,977	687,105	62,979		1,109,088
100% Stock Dividend on March 15, 2002		72,921	729			(729)			—
Stock issued under zero coupon convertible subordinated debentures redemption call		2,718	27			140,058			140,085
Net losses from treasury stock reissued						(87,375)	255		(87,120)
Comprehensive income (loss)
Net income							703,079		703,079
Other comprehensive income, net of tax
Change in unrealized valuation adjustment on investment securities, net of reclassification adjustment								8,766	8,766
Minimum pension liability adjustment, net of tax								(33,518)	(33,518)

Total comprehensive income (loss)							703,079	(24,752)	678,327

Balance as of December 31, 2002	$—	149,748	$1,497	2,698	$(173,842)	$1,812,004	$2,315,254	$21,784	$3,976,697

See the accompanying notes to the consolidated financial statements.

WellPoint Health Networks Inc.
Consolidated Statements of Cash Flows

	Year Ended December 31,
	2002	2001	2000
	(In thousands)
Cash flows from operating activities:
Income before extraordinary items	$697,931	$414,746	$342,287
Adjustments to reconcile income before extraordinary items to net cash provided by operating activities:
Depreciation and amortization, net of accretion	115,014	110,157	75,402
(Gain) loss on sales of assets, net	(44,592)	13,283	24,170
(Benefit) provision for deferred income taxes	(33,484)	15,915	(61,188)
Amortization of deferred gain on sale of building	(4,057)	(4,426)	(4,426)
Accretion of interest on Zero Coupon Convertible Subordinated Debentures and 6 3/8% Notes due 2012 and 6 3/8% Notes due 2006	2,745	3,128	2,971
(Increase) decrease in certain assets:
Receivables, net	(53,294)	18,365	(162,375)
Other current assets	(105,735)	(20,892)	1,829
Other non-current assets	(33,607)	(9,126)	(5,324)
Increase (decrease) in certain liabilities:
Medical claims payable	312,352	109,676	367,189
Reserves for future policy benefits	(3,914)	(48,307)	(23,424)
Unearned premiums	75,364	66,812	1,460
Accounts payable and accrued expenses	258,716	94,663	61,856
Experience rated and other refunds	(3,827)	2,315	26,659
Income taxes payable	98,153	(32,256)	(30,070)
Other current liabilities	103,028	81,199	20,692
Accrued postretirement benefits	8,114	3,047	2,607
Other non-current liabilities	12,111	(12,135)	7,634

Net cash provided by operating activities	1,401,018	806,164	647,949

Cash flows from investing activities:
Investments purchased	(6,501,314)	(4,914,118)	(3,427,465)
Proceeds from investments sold	5,576,358	4,628,088	2,979,906
Proceeds from investments matured	62,188	74,972	86,412
Property and equipment purchased	(101,513)	(92,937)	(46,891)
Proceeds from property and equipment sold	6,789	8,481	2,358
Acquisition of new businesses, net of cash acquired	(349,011)	(561,652)	(151,748)

Net cash used in investing activities	(1,306,503)	(857,166)	(557,428)

Cash flows from financing activities:
Net (repayment) borrowing of long-term debt under the revolving credit facility	(235,000)	(15,000)	50,000
Net borrowing of commercial paper	199,759	—	—
Net borrowing of long-term debt under 6 3/8% Notes due 2006	—	448,974	—
Net borrowing of long-term debt under 6 3/8% Notes due 2012	348,905	—	—
Cash paid on redemption of Zero Coupon Convertible Subordinated Debentures	(18,967)	—	—
Change in advances on securities lending deposits	86,635	—	—
Proceeds from issuance of Common Stock	152,500	86,048	95,956
Proceeds from sale of put options	3,135	—	—
Common Stock repurchased	(304,342)	(7,433)	(174,602)

Net cash provided by (used in) financing activities	232,625	512,589	(28,646)

Net increase in cash and cash equivalents	327,140	461,587	61,875
Cash and cash equivalents at beginning of year	1,028,476	566,889	505,014

Cash and cash equivalents at end of year	$1,355,616	$1,028,476	$566,889

See the accompanying notes to the consolidated financial statements.

WellPoint Health Networks Inc.

Notes to Consolidated Financial Statements

1.    ORGANIZATION

        WellPoint Health Networks Inc. (the "Company" or "WellPoint") is one of the nation's largest publicly traded managed health care companies. As of December 31, 2002, WellPoint had approximately 13.2 million medical members and approximately 48.1 million specialty members. Through its subsidiaries, the Company offers a broad spectrum of network-based managed care plans to the large and small employer, individual, Medicaid and senior markets. The Company's managed care plans include preferred provider organizations ("PPOs"), health maintenance organizations ("HMOs"), point-of-service ("POS") plans, other hybrid medical plans and traditional indemnity plans. In addition, the Company offers managed care services, including underwriting, actuarial service, network access, medical management and claims processing. The Company also provides a broad array of specialty and other products and services including pharmacy, dental, vision, life insurance, preventive care, disability, behavioral health, COBRA and flexible benefits account administration. The Company markets its products in California primarily under the name Blue Cross of California, in Georgia primarily under the name Blue Cross Blue Shield of Georgia, in various parts of Missouri (including the greater St. Louis area) under the name Blue Cross Blue Shield of Missouri and in various parts of the country under the name UNICARE or HealthLink. The Company holds the exclusive right in California to market its products under the Blue Cross name and mark and in Georgia and in 85 counties in Missouri (including the greater St. Louis area) to market its products under the Blue Cross and Blue Shield names and marks. The Company's customer base is diversified, with extensive membership among large and small employer groups and individuals and in the Medicare and Medicaid markets.

2.    ACQUISITIONS

        In 1996, the Company began pursuing a nationwide expansion strategy through selective acquisitions and start-up activities in key geographic areas. More recently, the Company has focused on acquiring businesses that provide significant concentrations of members in strategic locations outside of California. In connection with this strategy, the Company completed its acquisitions of Methodist Care, Inc. ("MethodistCare") and RightCHOICE Managed Care, Inc. ("RightCHOICE") in 2002 and Cerulean Companies, Inc. ("Cerulean") in 2001.

        On April 30, 2002, the Company completed the acquisition of MethodistCare, which served over 70,000 members in Houston, Texas and surrounding areas at the time of acquisition. As a result of the acquisition, the Company recognized an extraordinary gain of $8.9 million, or $0.06 per share assuming full dilution, for the year ended December 31, 2002, due to an excess of the fair value of net assets over acquisition costs.

        On January 31, 2002, WellPoint completed its merger, through its wholly owned subsidiary, RWP Acquisition Corp., with RightCHOICE, the parent company of Blue Cross and Blue Shield of Missouri, which served approximately 2.2 million medical members as of January 31, 2002. Under the terms of the transaction, total consideration paid to all holders of RightCHOICE common stock and holders of employee stock options in the merger was approximately $379.1 million in cash and 16.5 million shares of WellPoint Common Stock. WellPoint issued approximately 11.1 million shares from treasury stock and the remaining 5.4 million shares from newly issued shares of WellPoint Common Stock. The total purchase price of approximately $1,503.7 million was used to purchase net assets with a fair value of approximately $308.8 million. This acquisition was accounted for under the purchase method of accounting and, accordingly, the consolidated results of operations of the Company include the results of RightCHOICE from the date of acquisition. As a result of the acquisition of RightCHOICE, the

Company estimates that it will incur $53.2 million in expenses primarily related to change-in-control payments to RightCHOICE management and transaction costs. Generally accepted accounting principles require that these expenses, which are not associated with the generation of future revenues and have no future economic benefit, be reflected as assumed liabilities in the allocation of the purchase price to the net assets acquired. Goodwill and other intangibles totaling $1,338.4 million includes $108.4 million of deferred and current tax liabilities relating to identified intangibles. With the adoption of Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" ("SFAS No. 142"), goodwill and other intangible assets with indefinite useful lives are no longer amortized, but are instead subject to impairment tests. Identified intangibles with definite useful lives are being amortized on a straight-line basis or the timing of related cash flows over 15 to 20 years. The valuation process is not yet complete, pending completion of the Company's integration plan in the first quarter of 2003. As a result, the useful lives and method of amortization are only preliminary estimates. The current estimated purchase price allocation between goodwill and identifiable intangible assets is $1,072.3 million and $266.1 million, respectively. The entire goodwill amount of $1,072.3 million is not deductible for tax purposes. The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at date of acquisition.

As of January 31, 2002
(In millions)

Current assets	$601.9
Property, plant, and equipment	107.1
Intangible assets	266.1
Goodwill	1,072.3
Other long-term assets	32.8

Total assets acquired	2,080.2

Current liabilities	419.8
Long-term deferred tax liability	95.6
Other long-term liabilities	61.1

Total liabilities assumed	576.5

Net assets acquired	$1,503.7

        On March 15, 2001, the Company completed its acquisition of Cerulean, the parent company of Blue Cross and Blue Shield of Georgia, Inc., which served approximately 1.9 million medical members in the state of Georgia as of March 31, 2001. This acquisition was accounted for under the purchase method of accounting and, accordingly, the consolidated results of operations of the Company include the results of Cerulean from the date of acquisition. The cash purchase price was $700.0 million. As a result of the acquisition of Cerulean, the Company incurred $134.5 million in expenses primarily related to change-in-control payments to Cerulean management and transaction costs. Generally accepted accounting principles require that these expenses, which are not associated with the generation of future revenues and have no future economic benefit, be reflected as assumed liabilities in the allocation of the purchase price to the net assets acquired. Cash of $200.0 million and debt of $500.0 million were used to purchase net assets with a fair value of approximately $334.8 million.

Goodwill and other intangibles totaling $602.9 million includes $149.1 million of deferred and current tax liabilities relating to identified intangibles. Other intangibles with definite useful lives are being amortized using a straight-line basis or the timing of related cash flows over five to 25 years. The purchase price allocation between goodwill and identifiable intangible assets is $235.3 million and $367.6 million, respectively.

        In accordance with the requirements of Statement of Financial Accounting Standards No. 141, "Business Combinations" ("SFAS No. 141"), the following unaudited pro forma summary presents revenues, net income and per share data of WellPoint as if the acquisitions of Cerulean, RightCHOICE and MethodistCare had occurred on January 1, 2001. The pro forma information includes the results of operations for each acquired entity for the period prior to its acquisition, adjusted for interest expense on long-term debt incurred to fund the acquisitions, amortization of goodwill and intangible assets and the related income tax effects. The pro forma financial information for the year ended December 31, 2001 is presented under the requirements of APB Opinion No. 16, "Business Combinations," which allows for amortization of goodwill and other intangible assets with indefinite useful lives. The pro forma financial information for the year ended December 31, 2002 is presented under the requirements of SFAS No. 142, which eliminates the amortization of goodwill and other intangible assets with indefinite useful lives. For comparability purposes, the pro forma financial information for the year ended December 31, 2001 has also been presented under the requirements of SFAS No. 141.

        The pro forma financial information is presented for informational purposes only and may not be indicative of the results of operations had the Company been a single entity during the years ended December 31, 2002 and 2001, nor is it necessarily indicative of future results of operations. Pro forma earnings per share is based on 145.6 million and 143.4 million pro forma weighted average shares outstanding for years ended December 31, 2002 and 2001, respectively. Pro forma earnings per share assuming full dilution is based on 152.3 million and 150.1 million pro forma weighted average shares outstanding for the years ended December 31, 2002 and 2001, respectively.

	Year Ended December 31,
	2002 (SFAS 142)	2001 (APB 16)	2001 (SFAS 142)
	(In thousands, except per share data)
Revenues	$17,500,015	$14,294,133	$14,294,133
Adjusted Pro Forma Income before Extraordinary Items	$689,406	$415,440	$508,811
Adjusted Pro Forma Net Income	$685,604	$415,440	$517,761
Earnings Per Share:
Adjusted Pro Forma Income before Extraordinary Items	$4.74	$2.90	$3.55
Adjusted Pro Forma Net Income	$4.71	$2.90	$3.61
Diluted Earnings Per Share:
Adjusted Pro Forma Income before Extraordinary Items	$4.54	$2.78	$3.40
Adjusted Pro Forma Net Income	$4.52	$2.78	$3.46

        For the year ended December 31, 2001, the adjusted pro forma income before extraordinary items and adjusted pro forma net income includes a $14.0 million after-tax gain resulting from MethodistCare's sale of its investment in a limited liability partnership operating a large multi-practice medical group.

3.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

        As a managed health care organization, the Company derives the majority of its revenues from premiums received for providing prepaid health services and prepares its financial statements in accordance with the AICPA Audit and Accounting Guide for Health Care Organizations. The following is a summary of significant accounting policies used in the preparation of the accompanying consolidated financial statements. Such policies are in accordance with accounting principles generally accepted in the United States and have been consistently applied. The preparation of financial statements in conformity with generally accepted accounting principles in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses for each reporting period. The significant estimates made in the preparation of the Company's consolidated financial statements relate to the assessment of the carrying value of the goodwill and intangible assets, medical claims payable, reserves for future policy benefits, experience rated refunds and contingent liabilities. While the Company believes that the carrying value of such assets and liabilities is adequate as of December 31, 2002 and 2001, actual results could differ from the estimates upon which the carrying values were based.

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

        Long-term investments consist primarily of restricted assets, certain equities and other investments. Restricted assets, at market value, included in long-term investments at December 31, 2002 and 2001 were $104.0 million and $106.6 million, respectively, and consisted of investments on deposit with the California Department of Managed Health Care ("DMHC"). These deposits consisted primarily of

U.S. Treasury and agency securities. Due to their restricted nature, such investments are classified as long-term without regard to contractual maturity.

        The Company has determined that its debt and equity securities are available-for-sale. Debt and equity securities are carried at estimated fair value based on quoted market prices for the same or similar instruments. Unrealized gains and losses are included in other comprehensive income, net of applicable deferred income taxes. Realized gains and losses on the disposition of investments are included in investment income. The first in-first out method is used in determining the cost of debt and equity securities sold.

        The Company evaluates all of its investments based on current market prices and economic conditions, declining market valuation and financial condition of the issuer. Investments that have declines in fair value below cost, which are judged to be other than temporary, are written down to estimated fair value. For the years ended December 31, 2002, 2001 and 2000 the Company recorded adjustments of approximately $41.9 million, $21.1 million and $18.3 million, respectively, related to these declines.

        The Company participates in securities lending programs whereby marketable securities in the Company's portfolio are transferred to an independent broker or dealer in exchange for collateral initially equal to at least 102% of the market value of securities on loan. The broker or dealer is required to deliver additional collateral if the market value of the collateral initially delivered falls below 100% of the market value of securities on loan.

        In June 1998, the Financial Accounting Standards Board (the "FASB") issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS No. 133"). SFAS No. 133, as amended by Statement of Financial Accounting Standards No. 137, "Accounting for Derivative Instruments and Hedging Activities—Deferral of the Effective Date of FASB Statement No. 133—an amendment of FASB Statement No. 133" and Statement of Financial Accounting Standards No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities—an amendment of FASB Statement No. 133," establishes the accounting and reporting standards for derivative instruments and for hedging activities. Upon adoption of SFAS No. 133, all derivatives must be recognized on the balance sheet at their then fair value. Any deferred gains and losses remaining on the balance sheet under previous hedge-accounting rules must be removed from the balance sheet and all hedging relationships must be designated anew and documented pursuant to the new accounting. The new standard was adopted in the first quarter of 2001.

        The adoption of SFAS No. 133 on January 1, 2001, resulted in a pre-tax increase to other income of $0.1 million and an after-tax decrease to other comprehensive income of $4.2 million.

        The Company uses derivative instruments, specifically forward exchange contracts, to mitigate foreign currency risk associated with its foreign currency denominated investment portfolio. Forward exchange contracts are used to hedge the foreign currency risk between trade date and settlement date of foreign currency investment transactions. Gains and losses from such instruments are recognized in the Company's income statement at the settlement date.

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

Intangible Assets and Goodwill, Net

        In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 141, "Business Combinations" ("SFAS No. 141") and Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" ("SFAS No. 142"). SFAS No. 141 requires that all business combinations initiated after June 30, 2001 be accounted for using the purchase method. The provisions of SFAS No. 141 also apply to all business combinations consummated after June 30, 2001. SFAS No. 142, which became effective for fiscal years beginning after December 15, 2001, eliminates amortization of goodwill and other intangible assets with indefinite useful lives. Rather, these assets are subject to impairment tests at least annually. Intangible assets with definite useful lives are being amortized using a straight-line basis or the timing of related cash flows over periods ranging from 5 to 25 years. An intangible asset subject to amortization must be reviewed for impairment pursuant to Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" (See Note 7 for further discussion of the Company's intangible assets and goodwill.)

        The Company adopted SFAS No. 142 on January 1, 2002 and no longer amortizes goodwill and other intangible assets with indefinite useful lives. In accordance with SFAS No. 142, the Company completed the transitional evaluation of its goodwill and other intangible assets at January 1, 2002 and the annual evaluation at December 31, 2002, and determined that there was no impairment loss.

Medical Claims Payable

        Medical claims payable include claims in process as well as provisions for the estimate of incurred but not reported claims and provisions for disputed claims obligations. Such estimates are developed using actuarial principles and assumptions that consider, among other things, contractual requirements, historical utilization trends and payment patterns, benefits changes, medical inflation, product mix, seasonality, membership and other relevant factors. In developing its best estimate of medical claims payable, the Company consistently applies the principles and assumptions listed above from year to year, while also giving due consideration to the potential variability of these factors. Because medical claims payable includes various actuarially developed estimates, the Company's actual health care services expense may be more or less than the Company's previously developed estimates. Claim processing expenses are also accrued based on an estimate of expenses necessary to process such claims. Such reserves are continually monitored and reviewed, with any adjustments reflected in current operations.

        Capitation costs represent monthly fees paid one month in advance to physicians, certain other medical service providers and hospitals in the Company's HMO networks as retainers for providing continuing medical care. The Company maintains various programs that provide incentives to physicians, certain other medical service providers and hospitals participating in its HMO networks through the use of risk-sharing agreements and other programs. Payments under such agreements are made based on the providers' performance in controlling health care costs while providing quality health care. Expenses related to these programs, which are based in part on estimates, are recorded in the period in which the related services are rendered. Management believes that its reserves for medical claims payable are adequate to satisfy its ultimate claim liability. However, these estimates are inherently subject to a number of highly variable circumstances. Consequently, the actual results could differ materially from the amount recorded in the consolidated financial statements of the Company.

        The Company's future results of operations will depend in part on its ability to predict and control health care costs through underwriting criteria, medical management, product design and negotiation of favorable provider and hospital contracts. The Company's ability to contain such costs may be adversely affected by changes in utilization rates, demographic characteristics, the regulatory environment, health care practices, inflation, new technologies, clusters of high-cost cases, continued consolidation of physician, hospital and other provider groups, acts of terrorism and bioterrorism or other catastrophes, including war and numerous other factors. The inability to mitigate any or all of the above-listed or other factors may adversely affect the Company's future profitability.

Reserves for Future Policy Benefits

        The estimate of reserves for future policy benefits relates to life and disability insurance policies written in connection with health care contracts. Reserves for future life benefit coverage are based on projections of past experience. Reserves for future policy and contract benefits for certain long-term disability products and group paid-up life products are based upon interest, mortality and morbidity assumptions from published actuarial tables, modified based upon the Company's experience. Reserves are continually monitored and reviewed, and as settlements are made or reserves adjusted, differences are reflected in current operations. The current portion of reserves for future policy benefits relates to the portion of such reserves that the Company expects to pay within one year. The Company believes that its reserves for future policy benefits are adequate to satisfy its ultimate benefit liability. However, these estimates are inherently subject to a number of highly variable circumstances. Consequently, the actual results could differ materially from the amount recorded in the consolidated financial statements of the Company.

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

        The Company has used interest rate swap agreements to reduce the impact of changes in interest rates on its floating rate debt under its revolving credit facility. The interest rate swap agreements are contracts to exchange floating interest rate payments for fixed interest rate payments periodically over the life of the agreements without the exchange of the underlying notional amounts. The notional amounts of the interest rate swap agreements are used to measure interest to be paid. For interest rate instruments that effectively hedge interest rate exposures, the net cash amounts paid on the agreements are accrued and recognized as an adjustment to interest expense. If an agreement no longer qualifies as a hedge instrument, then it is marked to market and carried on the balance sheet at fair value. The change in fair value of these instruments is included in investment income. In September 2002, the Company terminated and settled its interest rate swap agreements related to its floating rate debt under its revolving credit facility.

        In order to reduce interest expense associated with the 6 3/8% Notes due 2006, the Company, on January 15, 2002, entered into an interest rate swap agreement. The swap agreement is a contract to exchange a fixed 6 3/8% rate for a LIBOR-based floating rate.

Income Taxes

        The Company's provision for income taxes reflects the current and future tax consequences of all events that have been recognized in the consolidated financial statements as measured by the provision of currently enacted tax laws and rates applicable to future periods.

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

        The Company's group life and disability insurance contracts are traditional insurance contracts, which are typically issued only in conjunction with a health care contract. Additionally, WellPoint has a limited number of indemnity health insurance contracts. All of these contracts provide insurance protection for a fixed period ranging from one month to a year. There is no specified commitment period for individual members under the health, life and disability contracts. Since the company assumes the risk of both medical and administrative costs for its members in return for premium revenue, contracts with overdue payments are generally automatically cancelled to the extent permitted under applicable law. For small and large employer groups, the commitment period is generally one year. The Company has the ability at a minimum to adjust the provisions of the contract at the end of the contract period. As a result, the Company's insurance contracts are considered short-duration contracts. Premiums applicable to the unexpired contractual coverage periods are reflected in the accompanying consolidated balance sheet as unearned premiums.

        Management services revenue is earned as services are performed and consists of administrative fees for services provided to third parties, including management of medical services, claims processing and access to provider networks. Under administrative service contracts, self-funded employers retain the full risk of financing benefits. Funds received from employers are equal to amounts required to fund benefit expenses and pay earned administrative fees. Because benefit expenses are not the obligation of the Company, premium revenue and benefit expenses for these contracts are not included in the Company's financial statements. Administrative service fees received from employer groups are included in the Company's revenues. Revenues from PrecisionRx, a mail order pharmacy acquired in December 2000, are shown net of pharmaceutical costs. Gross pharmaceutical sales for the years ended December 31, 2002, 2001 and 2000 were $308.1 million, $200.3 million and $11.0 million, respectively. The pharmaceutical costs for the years ended December 31, 2002, 2001 and 2000 were $278.3 million, $186.8 million and $10.3 million, respectively.

        The Company owns a pharmacy benefit management company, which generates revenues by negotiating lower drug costs for the Company as well as other external health plan sponsors. The member generally pays a copayment to the retail pharmacy and the pharmacist fills the prescription. The Company does not record the copayments as part of its revenue or costs.

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

Acquisition Costs

        Acquisition costs are those costs, such as commissions and other costs, that vary with and are primarily related to the acquisition of new and renewal insurance contracts. Commissions paid to outside brokers and agents representing the Company associated with health contracts are not deferred, but rather, expensed as incurred in accordance with the AICPA Audit and Accounting Guide for Health Care Organizations. The Company's life and disability product offerings have traditional insurance aspects, which require consideration under Statement of Financial Accounting Standards No. 60, "Accounting and Reporting by Insurance Enterprises" ("SFAS No. 60"). These products, however, are primarily offered to large group employers where selling expense is not incremental because the Company's existing staff supports all marketing efforts and, therefore, the selling expense of these products does not qualify for deferral under SFAS No. 60.

Advertising Costs

        The Company uses print and broadcast advertising to promote its products. The cost of advertising is expensed as incurred and totaled approximately $76.3 million, $59.6 million and $61.8 million for the years ended December 31, 2002, 2001 and 2000, respectively.

Earnings Per Share

        Basic earnings per share is computed excluding the impact of potential Common Stock and earnings per share assuming full dilution is computed including the impact of potential Common Stock.

Stock Split

        On March 15, 2002, WellPoint effected a two-for-one split of the Company's Common Stock. The stock split was in the form of a stock dividend of one additional share of WellPoint Common Stock for each share outstanding. Except for the Consolidated Statements of Changes in Stockholders' Equity, all share and per share data for all periods presented herein have been adjusted to give effect to the stock split.

Stock-Based Compensation

        At December 31, 2002, the Company had three stock-based employee compensation plans: the 1999 Stock Incentive Plan, the 2000 Employee Stock Option Plan and the Employee Stock Purchase Plan. The Company accounts for those plans under the recognition and measurement principles of APB Opinion No. 25, "Accounting for Stock Issued to Employees" and related FASB interpretations. Accordingly, compensation cost for stock options under existing plans is measured as the excess, if any, of the quoted market price of the Company's Common Stock at the date of the grant over the amount an employee must pay to acquire the stock. No stock-based employee compensation cost is reflected in net income, as all options granted under those plans had an exercise price equal to the market value of the underlying Common Stock on the date of grant. The following table illustrates the pro forma effect on net income and earnings per share if the Company had applied the fair value recognition provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" for the years ended December 31, 2002, 2001 and 2000.

	2002	2001	2000
	(In millions, except per share amounts)
Net income—as reported	$703.1	$414.7	$342.3
Less: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(53.1)	(33.0)	(26.6)

Net income—pro forma	$650.0	$381.7	$315.7

Earnings per share—as reported	$4.87	$3.27	$2.74
Earnings per share—pro forma	$4.51	$3.01	$2.52
Earnings per share assuming full dilution—as reported	$4.67	$3.15	$2.64
Earnings per share assuming full dilution—pro forma	$4.32	$2.90	$2.44

        The above pro forma disclosures may not be representative of the effects on reported pro forma net income for future years. (See Note 12 for information regarding activity in the Company's stock plans and the assumptions used in the fair value based method depicted above.)

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

Reclassifications

        Certain amounts in the prior years consolidated financial statements have been reclassified to conform to the 2002 presentation.

New Accounting Pronouncements

        In June 2001, the Financial Accounting Standards Board (the "FASB") issued Statement of Financial Accounting Standards No. 141, "Business Combinations" ("SFAS No. 141"). SFAS No. 141 addresses financial accounting and reporting for business combinations and supersedes APB Opinion No. 16, "Business Combinations" and Statement of Financial Accounting Standards No. 38, "Accounting for Preacquisition Contingencies of Purchased Enterprises." Under SFAS No. 141, all business combinations must be accounted for using the purchase method and the use of the pooling of interests method is prohibited. The provisions of the new standard apply to all business combinations initiated after June 30, 2001. The adoption of SFAS No. 141 by the Company did not have a material effect on the consolidated financial statements of the Company.

        In June 2001, the FASB issued Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" ("SFAS No. 142"). SFAS No. 142 addresses financial accounting and reporting for acquired goodwill and other intangible assets and supersedes APB Opinion No. 17, "Intangible Assets." The new rules change the accounting methodology for goodwill from a model that amortizes goodwill to one that evaluates it for impairment. Amortization of goodwill, including previously recorded goodwill, ended upon adoption of the new rules by the Company. The new rules also eliminate amortization of other intangibles with indefinite useful lives, but these assets are also subject to impairment tests. SFAS No. 142 became effective for fiscal years beginning after December 15, 2001. Upon adoption of SFAS No. 142 on January 1, 2002, and again on December 31, 2002, the Company completed the evaluation of its goodwill and other intangible assets and determined that there was no impairment loss. Amortization of goodwill and other intangibles for the years ended December 31, 2002, 2001 and 2000 totaled $38.0 million, $63.1 million and $38.1 million, respectively. Adoption of SFAS No. 142 accounted for $41.3 million of the amortization decrease in the year ended December 31, 2002 as compared to the year ended December 31, 2001, offset by a net increase in amortization of intangible assets with definite useful lives of $16.2 million, which was primarily due to the RightCHOICE and Cerulean acquisitions. The increase in amortization of goodwill and other intangibles in 2001 as compared to 2000 was primarily due to the Cerulean acquisition.

        In June 2001, the FASB issued Statement of Financial Accounting Standards No. 143, "Accounting for Asset Retirement Obligations" ("SFAS No. 143"). SFAS No. 143 became effective for financial statements issued for fiscal years beginning after June 15, 2002. The Company adopted SFAS No. 143 on January 1, 2003. The provisions of SFAS No. 143 require companies to record an asset and related liability for the costs associated with the retirement of a long-lived tangible asset if a legal liability to retire the asset exists. The adoption of SFAS No. 143 did not have a material effect on the consolidated financial statements of the Company.

        In October 2001, the FASB issued Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS No. 144"). SFAS No. 144 became effective for financial statements issued for fiscal years beginning after December 15, 2001. The Company adopted SFAS No. 144 on January 1, 2002. This statement addresses financial accounting and reporting for the impairment or disposal of long-lived assets and supersedes Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of" and the accounting and reporting provisions of APB Opinion No. 30, "Reporting the Results of Operations—Reporting the Effects of Disposal of a Segment of a Business and Extraordinary, Unusual, and Infrequently Occurring Events and Transactions" ("APB Opinion No. 30") for the disposal of a segment of business (as previously defined in that opinion). SFAS No. 144 retains the basic principles of SFAS No. 121 for long-lived assets to be disposed of by sale or held and used and broadens discontinued operations presentation to include a component of an entity that is held for sale or that has been disposed. Components must have operations and cash flows that can be clearly distinguished from the rest of the entity. The adoption of SFAS No. 144 did not have any impact on the Company's financial results for the year ended December 31, 2002.

        In April 2002, the FASB issued Statement of Financial Accounting Standards No. 145, "Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections as of April 2002" ("SFAS No. 145"). With the rescission of FASB Statement No. 4, gains and losses from the extinguishment of debt should be classified as extraordinary items only if they meet the criteria in APB Opinion No. 30. Applying the provisions of APB Opinion No. 30 will distinguish transactions that are part of an entity's recurring operations from those that are unusual or infrequent or that meet the criteria for classification as an extraordinary item. The provisions of SFAS No. 145 related to the rescission of FASB Statement No. 4 are required to be applied for fiscal years beginning after May 15, 2002. The Company has determined that the extinguishment of debt under its Zero Coupon Convertible Subordinated Debentures, which were redeemed as of October 28, 2002, does not meet the requirements of unusual or infrequent and therefore would not be included as an extraordinary item with the rescission of FASB Statement No. 4. The Company does not believe the other provisions within SFAS No. 145 will have a material effect on its consolidated financial statements.

        In June 2002, the FASB issued Statement of Financial Accounting Standards No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" ("SFAS No. 146"), which addresses accounting for restructuring and similar costs. SFAS No. 146 supersedes previous accounting guidance, principally Emerging Issues Task Force Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)" ("EITF No. 94-3"). The Company will adopt the provisions of SFAS No. 146 for restructuring activities initiated after December 31, 2002. SFAS No. 146 requires that the liability for costs associated with an exit or disposal activity be recognized when the liability is incurred rather than at the date of a commitment to an exit or disposal plan. Under EITF No. 94-3, a liability for an exit cost was recognized at the date of a company's commitment to an exit plan. SFAS No. 146 also establishes that the liability should initially be measured and recorded at fair value. The Company does not believe the adoption of SFAS No. 146 will have a material effect on its consolidated financial statements.

        In October 2002, the FASB amended the rules regarding accounting for certain acquisitions of financial institutions under Statement of Financial Accounting Standards No. 72, "Accounting for Certain Acquisitions of Banking or Thrift Institutions" ("SFAS No. 72"), SFAS No. 144 and FASB Interpretation No. 9, through the issuance of Statement of Financial Accounting Standards No. 147, "Acquisitions of Certain Financial Institutions" ("SFAS No. 147"). Except for transactions between two or more mutual enterprises, SFAS No. 147 removes acquisitions of financial institutions from the scope of both SFAS No. 72 and FASB Interpretation No. 9 and requires that those transactions be accounted for in accordance with SFAS No. 141 and SFAS No. 142. In addition, SFAS No. 147 amends SFAS No. 144 to include in its scope long-term customer-relationship intangible assets of financial institutions. SFAS No. 147 became effective on October 1, 2002. The Company believes that the adoption of SFAS No. 147 will have no significant impact on its results of operations or financial position.

        In December 2002, the FASB amended the transition and disclosure requirements of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS No. 123"), through the issuance of Statement of Financial Accounting Standards No. 148, "Accounting for Stock-Based Compensation—Transition and Disclosure" ("SFAS No. 148"). SFAS No. 148 amends the disclosures that a company is required to make in its annual financial statements and requires, for the first time, certain disclosures in interim financial reports. In addition to the disclosures required by SFAS No. 123, a company must disclose additional information as part of its Summary of Significant Accounting Policies. These disclosures are required regardless of whether a company is using the intrinsic value method under APB Opinion No. 25, "Accounting for Stock Issued to Employees" or the fair value based method under SFAS No. 123 to account for its stock-based employee compensation. SFAS No. 148 also provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. SFAS No. 148 is effective for fiscal years ending after December 15, 2002. The Company plans to continue to account for stock-based employee compensation under the intrinsic value based method and to provide disclosure of the impact of the fair value based method on reported income.

4.    INVESTMENTS

Investment Securities

        The Company's investment securities consisted of the following:

	December 31, 2002
		Gross Unrealized
	Cost or Amortized Cost			Estimated Fair Value
		Gains	Losses
	(In thousands)
U.S. Treasury and agency securities	$673,443	$17,599	$165	$690,877
Municipal securities	102,756	2,961	56	105,661
Mortgage-backed securities	1,436,689	42,811	706	1,478,794
Corporate and other securities	2,335,978	129,615	7,512	2,458,081

Total debt securities	4,548,866	192,986	8,439	4,733,413
Equity and other investments	599,065	16,299	65,890	549,474

Total investment securities	$5,147,931	$209,285	$74,329	$5,282,887

	December 31, 2001
		Gross Unrealized
	Cost or Amortized Cost			Estimated Fair Value
		Gains	Losses
	(In thousands)
U.S. Treasury and agency securities	$427,013	$12,901	$421	$439,493
Municipal securities	730	21	—	751
Mortgage-backed securities	906,022	15,413	1,459	919,976
Corporate and other securities	1,964,773	42,106	12,572	1,994,307

Total debt securities	3,298,538	70,441	14,452	3,354,527
Equity and other investments	408,450	88,863	18,858	478,455

Total investment securities	$3,706,988	$159,304	$33,310	$3,832,982

        The amortized cost and estimated fair value of debt securities as of December 31, 2002, based on contractual maturity dates, are summarized below. Expected maturities for mortgage-backed securities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized Cost	Estimated Fair Value
	(In thousands)
Due in one year or less	$193,138	$197,310
Due after one year through five years	1,660,367	1,724,033
Due after five years through ten years	1,211,159	1,277,851
Due after ten years	1,484,202	1,534,219

Total debt securities	$4,548,866	$4,733,413

        For the years ended December 31, 2002, 2001 and 2000, proceeds from the sales and maturities of debt securities were $5,106.6 million, $4,534.7 million and $2,760.8 million, respectively. For the year ended December 31, 2002, gross realized gains and gross realized losses from sales of debt securities were $84.8 million and $84.2 million, respectively. Gross gains of $54.2 million and gross losses of $41.6 million were realized on the sales of debt securities for the year ended December 31, 2001. In 2000, gross realized gains and gross realized losses from sales of debt securities were $12.0 million and $28.8 million, respectively. For debt security investments with declines in fair value below cost, which the Company judged to be other than temporary, the Company recorded write-downs of approximately $27.9 million, $9.0 million and $2.5 million, for the years ended December 31, 2002, 2001 and 2000, respectively.

        For the years ended December 31, 2002, 2001 and 2000, proceeds from the sales of equity securities were $531.9 million, $168.4 million and $310.3 million, respectively. In 2002, gross realized gains and gross realized losses on the sales of equity securities were $105.7 million and $50.9 million, respectively. Gross gains of $6.4 million and gross losses of $23.3 million were realized on the sales of equity securities in 2001. For 2000, gross realized gains and gross realized losses on the sales of equity securities were $11.0 million and $15.3 million, respectively. For equity and other investments with declines in fair value below cost, which the Company judged to be other than temporary, the Company recorded write-downs of approximately $14.0 million, $12.1 million and $15.8 million, for the years ended December 31, 2002, 2001 and 2000, respectively.

        Securities on loan under the Company's securities lending programs are included in its cash and investment portfolio shown on the accompanying consolidated balance sheets. Under these programs, brokers and dealers who borrow securities are required to deliver substantially the same security to the Company upon completion of the transaction. The balance of securities on loan as of December 31, 2002 and 2001 was $197.4 million and $110.8 million, respectively, and income earned on security lending transactions for the years ended December 31, 2002, 2001 and 2000 was $0.3 million for each of such years.

Long-term Investments

        The Company's long-term investments consisted of the following:

		Gross Unrealized
	December 31, 2002
	Cost or Amortized Cost	Gains	Losses	Estimated Fair Value
	(In thousands)
Mortgage-backed securities	$42,599	$1,134	$—	$43,733
Money market funds	60,231	—	—	60,231
Equity and other investments	30,310	—	—	30,310

Total long-term investments	$133,140	$1,134	$—	$134,274

		Gross Unrealized
	December 31, 2001
	Cost or Amortized Cost	Gains	Losses	Estimated Fair Value
	(In thousands)
Mortgage-backed securities	$97,365	$2,779	$—	$100,144
Equity and other investments	24,467	—	—	24,467

Total long-term investments	$121,832	$2,779	$—	$124,611

        At December 31, 2002, the Company's debt securities with contractual maturity dates occurring through 2007 had an amortized cost of $42.6 million and a market value of $43.7 million. Expected maturities for mortgage-backed securities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. Long-term investments consist primarily of restricted assets, certain equities and other investments.

5.    RECEIVABLES, NET

        Receivables consisted of the following:

	December 31,
	2002	2001
	(In thousands)
Premiums receivable	$595,219	$442,503
Investment income and other receivables	729,754	487,745

	1,324,973	930,248
Less: allowance for doubtful accounts	101,741	88,526

Receivables, net	$1,223,232	$841,722

6.    PROPERTY AND EQUIPMENT, NET

        Property and equipment, at cost, consisted of the following:

	December 31,
	Useful Life	2002	2001
		(In thousands)
Equipment	5 years	$164,799	$135,863
Software	5 years	263,056	186,158
Leasehold improvements	Term of Lease	88,829	75,630
Furniture and fixtures	8 years	99,546	81,658
Building	30 years	86,112	14,427
Land		7,454	1,429

		709,796	495,165
Less: accumulated depreciation and amortization		363,445	273,085

Property and equipment, net		$346,351	$222,080

        Depreciation and amortization expense for the years ended December 31, 2002, 2001 and 2000 was $64.8 million, $45.4 million and $38.5 million, respectively.

7.    GOODWILL AND OTHER INTANGIBLE ASSETS

        In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 141, "Business Combinations" ("SFAS No. 141"), and Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" ("SFAS No. 142"). SFAS No. 141 requires that all business combinations initiated after June 30, 2001 be accounted for using the purchase method. The provisions of SFAS No. 141 also apply to all business combinations consummated after June 30, 2001. SFAS No. 142, which became effective for fiscal years beginning after December 15, 2001, eliminates amortization of goodwill and other intangible assets with indefinite useful lives. Rather, these assets are subject to impairment tests at least annually.

        The Company adopted SFAS No. 142 on January 1, 2002 and no longer amortizes goodwill and other intangible assets with indefinite useful lives. In accordance with SFAS No. 142, the Company completed the transitional evaluation of its goodwill and other intangible assets at January 1, 2002 and the annual evaluation at December 31, 2002, and determined that there was no impairment loss. The following table shows net income and earnings per share adjusted to reflect the adoption of the non-amortization provisions of SFAS No. 142 as of the beginning of the respective periods:

	Year Ended December 31,
	2002	2001	2000
	(In thousands, except per share amounts)
Reported net income	$703,079	$414,746	$342,287
Add back: Amortization of goodwill and other intangibles with indefinite useful lives, net of tax effect	—	32,173	14,681

Adjusted net income	$703,079	$446,919	$356,968

Reported earnings per share	$4.87	$3.27	$2.74
Add back: Amortization of goodwill and other intangibles with indefinite useful lives, net of tax effect	—	0.25	0.12

Adjusted earnings per share	$4.87	$3.52	$2.86

Reported earnings per share assuming full dilution	$4.67	$3.15	$2.64
Add back: Amortization of goodwill and other intangibles with indefinite useful lives, net of tax effect	—	0.24	0.11

Adjusted earnings per share assuming full dilution	$4.67	$3.39	$2.75

        The changes in the carrying amount of goodwill by reportable segment are as follows:

	Health Care	Specialty	Consolidated
	(In thousands)
Balance as of January 1, 2001	$402,297	$15,823	$418,120
Goodwill acquired during 2001	282,674	—	282,674
Final purchase accounting adjustments for Rush Prudential goodwill	(1,611)	—	(1,611)
2001 goodwill amortization expense	(36,985)	(852)	(37,837)

Balance as of December 31, 2001	$646,375	$14,971	$661,346
Goodwill acquired during 2002	1,074,322	—	1,074,322
Final allocation of Cerulean goodwill and acquired intangibles	(47,361)	—	(47,361)
Reclassification from other intangible assets, net of accumulated amortization of $2,005	3,464	—	3,464

Balance as of December 31, 2002	$1,676,800	$14,971	$1,691,771

        Upon adoption of SFAS No. 141, the Company reclassified $3.5 million of other intangible assets to goodwill since they did not meet the criteria for recognition apart from goodwill. The reclassification is for the assembled workforce intangible assets acquired from previous acquisitions.

        On January 31, 2002, WellPoint completed its merger with RightCHOICE as discussed in Note 2. As a result of the acquisition of RightCHOICE, the Company recorded $1,072.3 million of goodwill and $266.1 million of identifiable intangible assets. As of December 31, 2002, the valuation process was not yet complete and, therefore, the allocation between goodwill and other intangible assets recorded as of such date represented an estimate. The Company assumes no residual value for its amortizable intangible assets. Based on the preliminary valuation, the following table presents details of the acquired amortized and non-amortized intangible assets of RightCHOICE at cost as of December 31, 2002:

(In thousands)	Estimated Value	Useful Life (in years)	Weighted Average Useful Life (in years)
Amortized intangible assets:
Provider relationships with physicians	$4,377	20	20.0
Customer contracts and related customer relationships	90,613	15	15.0

Total amortized intangible assets	94,990		15.2
Non-amortized intangible assets:
Provider relationships with hospitals and ancillary facilities	5,072	Indefinite	Indefinite
Trade names and service marks	166,000	Indefinite	Indefinite

Total non-amortized intangible assets	171,072

Total other intangible assets	$266,062

        On March 15, 2001, the Company completed its acquisition of Cerulean as discussed in Note 2. As a result of the acquisition of Cerulean, the Company recorded $235.3 million of goodwill and $367.6 million of identifiable intangible assets. The Company assumes no residual value for its amortizable intangible assets. The following table presents details of the acquired amortized and non-amortized intangible assets of Cerulean at cost as of December 31, 2002:

(In thousands)	Estimated Value	Useful Life (in years)	Weighted Average Useful Life (in years)
Amortized intangible assets:
Software	$7,510	5	5.0
Provider relationships	12,050	20 to 25	23.0
Customer contracts and relationships	98,000	15	15.0

Total amortized intangible assets	117,560		15.2
Non-amortized intangible assets:
Provider relationships	12,050	Indefinite	Indefinite
Trade names and service marks	238,000	Indefinite	Indefinite

Total non-amortized intangible assets	250,050

Total other intangible assets	$367,610

        The gross carrying value, accumulated amortization and net carrying value of other intangible assets as of December 31, 2002 and 2001 were as follows (amounts in thousands):

As of December 31, 2002	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Amortization Period (in years)
Amortized intangible assets:
Provider relationships	$29,974	$3,871	$26,103	10 to 25 years
Customer contracts and related customer relationships	352,699	73,761	278,938	18 months to 20 years
Other	21,967	7,929	14,038	5 to 20 years

Total amortized intangible assets	404,640	85,561	319,079
Non-amortized intangible assets:
Provider relationships	17,122	98	17,024	Indefinite
Trade names and service marks	404,000	2,642	401,358	Indefinite

Total non-amortized intangible assets	421,122	2,740	418,382

Total other intangible assets	$825,762	$88,301	$737,461

As of December 31, 2001	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Amortization Period (in years)
Amortized intangible assets:
Provider relationships	$23,547	$2,509	$21,038	10 to 40 years
Customer contracts and related customer relationships	285,819	39,285	246,534	18 months to 20 years
Trade names and service marks	135,000	2,642	132,358	40 years
Other	38,477	7,919	30,558	5 to 20 years

Total amortized intangible assets	$482,843	$52,355	$430,488

        For the years ended December 31, 2002, 2001 and 2000, amortization expense relating to goodwill and other intangible assets was $38.0 million, $63.1 million and $38.1 million, respectively. The following table presents the Company's estimated annual amortization expense for amortized intangible assets for each of the years ending December 31, 2003, 2004, 2005, 2006 and 2007 (amounts in thousands). These estimates were calculated based on the gross carrying value of amortized intangible assets as of December 31, 2002 using the applicable amortization period.

For year ending December 31, 2003	$36,258
For year ending December 31, 2004	33,839
For year ending December 31, 2005	31,657
For year ending December 31, 2006	27,318
For year ending December 31, 2007	24,394

8.    MEDICAL CLAIMS PAYABLE

        The following table represents a reconciliation of changes in medical claims payable:

	2002	2001	2000
	(In thousands)
Medical claims payable as of January 1	$1,934,620	$1,566,569	$1,142,183
Medical claims reserves from businesses acquired during the period	175,359	258,375	57,197
Health care services expenses incurred during period:
Related to current year	13,338,984	9,422,974	6,785,312
Related to prior years	(409,941)	(276,531)	(124,324)

Total Incurred	12,929,043	9,146,443	6,660,988
Health care services payments during period:
Related to current year	11,426,772	8,061,957	5,527,954
Related to prior years	1,189,919	974,810	765,845

Total Payments	12,616,691	9,036,767	6,293,799

Medical claims payable as of December 31	$2,422,331	$1,934,620	$1,566,569

        The table above shows the components of changes in medical claims payable for the periods indicated. Medical claims payable includes claims in process as well as provisions for the estimate of incurred but not reported claims and provisions for disputed claims obligations. Such estimates are developed using actuarial principles and assumptions that consider, among other things, contractual requirements, historical utilization trends and payment patterns, benefits changes, medical inflation, product mix, seasonality, membership and other relevant factors. In developing its best estimate of medical claims payable, the Company consistently applies the principles and assumptions listed above from year to year, while also giving due consideration to the potential variability of these factors.

        Because medical claims payable includes various actuarially developed estimates, the Company's actual health care services expense may be more or less than the Company's previously developed estimates. As shown in the table above, for each of the years ended December 31, 2002, 2001 and 2000, the amount shown on the line labeled "Health care services expenses incurred during period: Related to prior years" is negative, meaning that the Company's actual health care services expenses related to prior years were less than the estimates previously made by the Company. These changes in reserves are generally the result of ongoing analysis of recent loss development trends. Adjustments of prior-year estimates may result in additional health care services expenses or, as the Company experienced during each of the last three years, a reduction in health care services expenses in the period an adjustment is made. The impact of any reduction in health care services expenses may be offset as the Company establishes its accrual for current-year health care services expenses.

        The above medical claims payable table includes payables for capitated payment arrangements. The Company has two general types of capitation arrangements. The predominant type is the so-called "professional" capitation arrangement. Under professional capitation arrangements, the Company pays the health care provider, such as a participating medical group, a fixed amount per member per month, and the health care provider assumes the risk of the member's utilization of certain specified health care services. Typically, under professional capitation arrangements, the health care provider does not assume the risk of the member's utilization of any hospital-based services. The second type is the so-called "global" capitation arrangement. Under global capitation arrangements, the Company also pays the health care provider, such as a participating medical group, a fixed amount per member per month. However, under global capitation arrangements, the health care provider generally assumes the risk of the member's utilization of all health care services (subject to certain limited exceptions and state regulatory requirements). As of December 31, 2002, the Company had approximately 10 global capitation arrangements, covering approximately 2.1 million member months. In addition, one of the Company's subsidiaries owns a 51% equity interest in a community health partnership network (the "CHPN") operating in the greater Atlanta area (see "Item 1. Business—Managed Health Care Networks and Provider Relations—Blue Cross Blue Shield of Georgia"). The CHPN is a locally based equity venture between the Company's subsidiary and local physician and hospital groups. The Company's subsidiary has entered into a global capitation arrangement with the CHPN. As of December 31, 2002, 2001 and 2000, approximately 535,000, 479,000 and 424,000 members, respectively, were covered by this arrangement.

        For the years ended December 31, 2002, 2001 and 2000, the Company's capitation expenses of $1,496.9 million, $1,198.0 million and $1,074.1 million represented 11.3%, 12.7% and 15.5%, respectively, of the Company's total health care services and other benefits expense. As of December 31, 2002 and 2001, the Company's capitation expenses payable of $137.0 million and $99.8 million represented 5.7% and 5.2%, respectively, of the Company's total medical claims payable.

9.    LONG-TERM DEBT

        The carrying amount of the Company's long-term indebtedness consisted of the following:

	December 31,
	2002	2001
	(In thousands)
6 3/8% Notes due 2006	$462,838	$449,070
6 3/8% Notes due 2012	348,982	—
Commercial paper program	199,758	—
Zero coupon convertible subordinated debentures	—	153,887
Revolving credit facility	—	235,000

Total long-term debt	$1,011,578	$837,957

6 3/8% Notes due 2012

        On January 16, 2002, the Company issued $350.0 million aggregate principal amount at maturity of 6 3/8% Notes due January 15, 2012 (the "2012 Notes"). The net proceeds of this offering totaled approximately $348.9 million. The net proceeds from the sale of the 2012 Notes were used to partially finance the RightCHOICE merger discussed in Note 2. The 2012 Notes bear interest at a rate of 6 3/8% per annum, payable semi-annually in arrears on January 15 and July 15 of each year commencing July 15, 2002. Interest is computed on the basis of a 360-day year of twelve 30-day months. At December 31, 2002, the Company had $349.0 million (based upon the principal amount of

$350.0 million less unamortized discount) of 2012 Notes outstanding. The related interest expense and amortization of discount and issue costs for the year ended December 31, 2002 totaled $22.2 million.

        The 2012 Notes may be redeemed, in whole or in part, at the Company's option at any time. The redemption price for any 2012 Notes redeemed will be equal to the greater of the following amounts: 1) 100% of the principal amount of the 2012 Notes being redeemed on the redemption date; and 2) the sum of the present values of the remaining scheduled payments of principal and interest on the 2012 Notes being redeemed on that redemption date (not including any portion of any payments of interest accrued to the redemption date) discounted to the redemption date on a semiannual basis at the Treasury rate as determined by the Reference Treasury Dealer (J.P. Morgan Securities Inc. or Deutsche Banc Alex Brown or their respective successors), plus 25 basis points. In each case, the redemption price will also include accrued and unpaid interest on the 2012 Notes to the redemption date.

6 3/8% Notes due 2006

        On June 15, 2001, the Company issued $450.0 million aggregate principal amount at maturity of 6 3/8% Notes due June 15, 2006 (the "2006 Notes"). The net proceeds of this offering totaled approximately $449.0 million. The net proceeds from the sale of the 2006 Notes were used for repayment of indebtedness under the Company's revolving credit facilities. The 2006 Notes bear interest at a rate of 6 3/8% per annum, payable semi-annually in arrears on June 15 and December 15 of each year commencing December 15, 2001. Interest is computed on the basis of a 360-day year of twelve 30-day months. At December 31, 2002 and 2001, the Company had $449.3 million and $449.1 million (based upon the principal amount of $450.0 million less unamortized discount) of 2006 Notes outstanding. The related interest expense and amortization of discount and issue costs for the years ended December 31, 2002 and 2001 totaled $30.1 million and $16.4 million, respectively.

        The 2006 Notes may be redeemed, in whole or in part, at the Company's option at any time. The redemption price for any 2006 Notes redeemed will be equal to the greater of the following amounts: 1) 100% of the principal amount of the 2006 Notes being redeemed on the redemption date; and 2) the sum of the present values of the remaining scheduled payments of principal and interest on the 2006 Notes being redeemed on that redemption date (not including any portion of any payments of interest accrued to the redemption date) discounted to the redemption date on a semi-annual basis at the Treasury rate as determined by the designated Reference Treasury Dealer (Salomon Smith Barney Inc. or UBS Warburg LLC or their respective successors), plus 25 basis points. In each case, the redemption price will also include accrued and unpaid interest on the 2006 Notes to the redemption date.

        With the intention of reducing the interest expense associated with its 2006 Notes, the Company, on January 15, 2002, entered into a $200.0 million notional amount interest rate swap agreement. The swap agreement is a contract to exchange a fixed 6 3/8% rate for a LIBOR-based floating rate. The swap agreement expires June 15, 2006. As of December 31, 2002, the Company recognized a liability adjustment, for the change in the fair value of the interest rate swap agreement, of $13.6 million to the 2006 Notes. The Company recognized settlement income of $6.5 million for the year ended December 31, 2002 from this interest rate swap, which offset the Company's interest expense during 2002 (see Note 16).

        The 2012 and 2006 Notes are unsecured obligations and rank equally with all of the Company's existing and future senior unsecured indebtedness. All existing and future liabilities of the Company's subsidiaries are and will be effectively senior to the 2012 and 2006 Notes. The indenture governing the 2012 and 2006 Notes contains a covenant that limits the ability of the Company and its subsidiaries to create liens on any of their property or assets to secure certain indebtedness without also securing the indebtedness under the 2012 and 2006 Notes.

Revolving Credit Facility

        Effective as of March 30, 2001, the Company entered into two unsecured revolving credit facilities allowing aggregate indebtedness of $1.0 billion in principal amount. Upon execution of these facilities (collectively, the "revolving credit facility"), the Company terminated its prior $1.0 billion unsecured revolving facility. Borrowings under these facilities bear interest at rates determined by reference to the bank's base rate or London InterBank Offered Rate ("LIBOR") plus a margin determined by reference to the then-current rating of the Company's unsecured long-term debt by specified rating agencies. One facility, which provides for borrowings not to exceed $750.0 million at any time outstanding, expires as of March 30, 2006, although it may be extended for up to two additional one-year periods under certain circumstances. The other facility, which provides for borrowings not to exceed $250.0 million at any time outstanding, expires on March 28, 2003. Any amount outstanding under this facility as of March 28, 2003 may be converted into a one-year term loan at the option of the Company.

        Loans under the $250.0 million facility are made on a committed basis. Loans under the $750.0 million facility are made on a committed basis or pursuant to an auction bid process. The $750.0 million facility also contains sublimits for letters of credit and "swingline" loans. Each credit agreement requires the Company to maintain certain financial ratios and contains restrictive covenants, including restrictions on the incurrence of additional indebtedness and the granting of certain liens, limitations on acquisitions and investments and limitations on changes in control. During the year ended December 31, 2002, the Company repaid the entire outstanding principal balance under the revolving credit facility of $235.0 million at December 31, 2001, which had an effective interest rate at the time of repayment of 2.76%. This repayment was funded in part by the Company's incurrence of indebtedness described below under the heading "Commercial Paper Program."

        Each credit agreement provides for interest on borrowings at rates determined by reference to the bank's base rate or to LIBOR plus a margin determined by reference to the Company's senior unsecured long-term debt rating by specified rating agencies. A facility fee based on the facility amount, regardless of utilization, is payable quarterly. The facility fee rate is also determined by the senior unsecured long-term debt ratings by specified rating agencies.

Zero Coupon Convertible Subordinated Debentures

        On July 2, 1999, the Company issued $299.0 million aggregate principal amount at maturity of zero coupon convertible subordinated debentures due 2019 (the "Debentures"). The proceeds totaled approximately $200.8 million. The Debentures accreted interest at a yield to maturity of 2.0% per year compounded semi-annually. Holders had the option to convert the Debentures into the Company's Common Stock at any time prior to maturity at a rate of 13.594 shares per $1,000 principal amount at maturity. In lieu of delivering shares of Common Stock upon conversion of any Debentures, the Company had the option to pay cash for the Debentures in an amount equal to the last reported sales price of its Common Stock on the trading day preceding the conversion date. The Debentures were subordinated in right of payment to all existing and future senior indebtedness.

        On October 6, 1999, the Board of Directors authorized the repurchase of some or all of the Company's Debentures for cash. The Company did not repurchase any Debentures during the year ended December 31, 2001.

        As of December 31, 2001, the Company had $153.9 million (based upon the original issue price plus accreted interest) of Debentures outstanding. As of December 31, 2001, accreted interest related to the Debentures since the issuance date was $7.5 million.

        During the nine months ended September 30, 2002, Debentureholders converted $18.0 million in aggregate principal amount at maturity of the Company's Debentures with a carrying value (including accreted interest) of $12.6 million. In lieu of delivering shares of Common Stock upon conversion of these Debentures, the Company elected to pay cash of $18.9 million, which resulted in an extraordinary after-tax loss of $3.8 million, as shown on the Company's Consolidated Income Statements.

        On October 2, 2002, the Company announced that it had elected to redeem the Debentures as of October 28, 2002. Substantially all of the Debentures outstanding at that time, which approximated $200.0 million principal amount at maturity, were tendered for conversion into 2.7 million shares of the Company's Common Stock prior to the redemption date of October 28, 2002. The market value of the Common Stock valued upon conversion totaled approximately $229.5 million (based upon the fair market value of the Common Stock at the time of conversion). Approximately $50,000 principal amount at maturity of the Debentures were settled in cash. This conversion did not have an extraordinary income statement impact.

        For the years ended December 31, 2002 and 2001, $2.5 million and $3.0 million, respectively, of interest related to the Debentures was accreted.

Commercial Paper Program

        In April 2002, the Company commenced a commercial paper program providing for the issuance of up to $1.0 billion in aggregate maturity value of short-term indebtedness (known generally as "commercial paper"). The commercial paper is being issued by the Company without registration under the Securities Act of 1933, as amended (the "1933 Act") in reliance upon the exemption from registration contained in Section 4(2) of the 1933 Act. The commercial paper is issued in denominations of $100,000 or integral multiples of $1,000 in excess thereof and will bear such interest rates, if interest-bearing, or will be sold at such discount from their face amounts, as agreed upon by the Company and the dealer or dealers acting in connection with the commercial paper program. The commercial paper may be issued with varying maturities up to a maximum of 270 days from the date of issuance. As of December 31, 2002, outstanding commercial paper totaled approximately $199.8 million, with an average maturity of 54 days. The weighted average yield on the outstanding commercial paper as of December 31, 2002 was 1.62%. The Company intends to maintain commercial paper borrowings of at least the amount outstanding at December 31, 2002 for more than one year. For financial reporting purposes, the commercial paper has been classified under non-current liabilities in the accompanying Consolidated Balance Sheets. The related interest expense for the year ended December 31, 2002 totaled $2.4 million.

Maturities

        As of December 31, 2002, the Company's long-term debt maturities were as follows: 2003—zero; 2004—$199.8 million; 2005—zero; 2006—$450.0 million; 2007—zero; 2012—$350.0 million.

Debt Covenants

        The Company's revolving credit facility requires the maintenance of certain financial ratios and contains other restrictive covenants, including restrictions on the incurrence of additional indebtedness and the granting of certain liens, limitations on acquisitions and investments and limitations on changes in control. As of December 31, 2002, the Company was in compliance with the requirements in these agreements.

Interest Rate Swaps

        As described above and in Note 16, as of December 31, 2002, the Company was party to a $200.0 million notional amount interest rate swap agreement on its 2006 Notes. As of December 31, 2001, the Company was a party to two separate interest rate swap agreements totaling $200.0 million notional amount on its floating rate debt under its revolving credit facility. In September 2002, the Company terminated and settled the interest rate swap agreements on the revolving credit facility (see Note 16).

Interest Paid

        Interest paid on long-term debt for the years ended December 31, 2002, 2001 and 2000 was $51.4 million, $43.0 million and $21.5 million, respectively.

10.    INCOME TAXES

        The components of the provision (benefit) for income taxes were as follows:

	Year Ended December 31,
	2002	2001	2000
	(In thousands)
Current:
Federal	$427,221	$224,380	$226,606
State	71,734	43,541	56,608

	498,955	267,921	283,214

Deferred:
Federal	(33,363)	13,180	(54,552)
State	280	2,735	(8,383)

	(33,083)	15,915	(62,935)

Valuation allowance	(401)	—	1,747

Provision for income taxes	$465,471	$283,836	$222,026

        The overall effective tax rate differed from the statutory federal tax rate as follows (percent of pre-tax income from continuing operations):

	Year Ended December 31,
	2002	2001	2000
Tax provision based on the federal statutory rate	35.0%	35.0%	35.0%
State income taxes, net of federal benefit	4.1	4.3	5.6
Non-deductible expenses/non-taxable items	(0.1)	1.2	(0.1)
Change in valuation allowance	—	—	0.3
Other, net	1.0	0.1	(1.5)

Effective tax rate	40.0%	40.6%	39.3%

        Net deferred tax assets were comprised of the following:

	December 31,
	2002	2001
	(In thousands)
Gross deferred tax assets:
Net operating loss	$13,974	$6,028
Investment basis difference	20,610	39,696
Vacation and holiday accruals	15,364	9,322
Incurred claim reserve discounting	23,398	19,587
Provision for doubtful accounts	38,473	33,530
Unearned premium reserve	36,301	24,424
State income taxes	19,672	15,942
Postretirement benefits	48,458	37,161
Deferred gain on building	—	1,653
Pension liability	38,680	18,486
Deferred compensation	92,836	33,836
Expenses not currently deductible	133,882	95,699
Intangible asset impairment	4,196	5,689
Capital loss carryover	3,932	5,676
Start-up costs	753	2,540
Deferred acquisition costs	9,840	9,321
Other, net	2,883	4,509

Total gross deferred tax assets	503,252	363,099

Gross deferred tax liabilities:
Market valuation on investment securities	(44,670)	(51,376)
Depreciation and amortization	(10,157)	(2,827)
Internally developed software	(36,333)	(25,216)
Purchased intangibles	(271,784)	(138,272)
Lease expense	(10,879)	(6,221)
Other, net	(2,902)	(1,935)

Total gross deferred tax liabilities	(376,725)	(225,847)

Valuation allowance:
Net operating loss carryover	(1,337)	(1,337)
Capital loss carryover	(1,965)	(2,366)

	(3,302)	(3,703)

Net deferred tax assets	$123,225	$133,549

        In connection with the acquisition of RightCHOICE, the Company acquired $108.4 million of deferred tax liabilities and $36.5 million of net deferred tax assets. The net result was an increase to goodwill of $71.9 million. In connection with the acquisition of MethodistCare, the Company acquired $15.0 million of net deferred tax assets. In connection with the acquisition of Cerulean, the Company acquired $143.0 million of deferred tax liabilities and $65.9 million of net deferred tax assets. The net result was an increase to goodwill of $77.1 million. In connection with the acquisition of Rush

Prudential, the Company acquired $32.3 million of deferred tax liabilities and $7.4 million of net deferred tax assets. The net result was an increase to goodwill of approximately $24.9 million, which included a $4.3 million valuation allowance for certain operating loss carryforwards acquired in the Rush Prudential transaction.

        As of December 31, 2002, the Company had $25.0 million of federal net operating loss carryforwards acquired from MethodistCare, $19.1 million of federal net operating loss carryforwards acquired from Cerulean and $8.6 million of federal net operating loss carryforwards acquired from Rush Prudential. The federal net operating loss carryforward acquired from Rush Prudential begins to expire in 2014. In addition, the Company's $16.6 million of Illinois net operating loss carryforward acquired from Rush Prudential was completely utilized during the year ended December 31, 2001. The Company reduced the Rush Prudential valuation allowance from $4.3 million to $1.3 million in 2001 and recorded the change as a reduction to goodwill.

        As of December 31, 2002, the Company had a state capital loss carryforward of $63.8 million. The Company established a valuation allowance of $2.4 million related to this carryforward. However, in 2002, the Company decreased the valuation allowance to $2.0 million because it believes it is more likely than not that the recorded deferred tax assets, net of the valuation allowance, will be realized. The state carryforward begins to expire in 2003. As of December 31, 2001, the Company utilized its entire federal capital loss carryforward.

        During 2001, the Internal Revenue Service ("IRS") completed its examination of the Company's consolidated federal income tax returns for 1992 through 1994. The settlement of the audit had no material impact on the financial position or results of operations of the Company. The IRS has begun its audit of tax years 1995 through 1998. The results of this audit are not expected to have a material impact on the Company's financial position or results of operations.

        Income taxes paid for the years ended December 31, 2002, 2001 and 2000 were $394.6 million, $271.3 million and $283.8 million, respectively.

11.    PENSION AND POSTRETIREMENT BENEFITS

Pension Benefits

        The Company covers substantially all employees through two non-contributory defined benefit pension plans. The Restated Employees' Retirement Plan of Blue Cross of California covers employees of a collective bargaining unit. The WellPoint Pension Accumulation Plan, which was established on January 1, 1987, covers all eligible employees (employees covered under a collective bargaining agreement participate if the terms of the collective bargaining agreement permits) meeting certain age and service requirements. Plan assets are invested primarily in pooled income funds. The Company's policy is to fund its plans according to the requirements of the Employee Retirement Income Security Act of 1974 and applicable income tax regulations. The Company uses the projected unit credit method of cost determination.

        In conjunction with the acquisition of Cerulean on March 15, 2001, the Company's Board of Directors approved the merger of Cerulean's Non-Contributory Retirement Program for Certain Employees of Blue Cross and Blue Shield of Georgia, Inc. into the WellPoint Pension Accumulation Plan. In conjunction with the merger of RightCHOICE, the Company merged RightCHOICE's Non-Contributory Retirement Program for substantially all employees who met the plan requirements as to age and length of service on April 30, 2002 into the WellPoint Pension Accumulation Plan. HealthLink employees, who were not participants in the RightCHOICE Non-Contributory Retirement Program, are now participants in the WellPoint Pension Accumulation Plan, subject to the plan requirements.

        The funded status of the plans was as follows:

	December 31,
	2002	2001
	(In thousands)
Change in Benefit Obligation
Benefit obligation at beginning of year	$175,355	$86,680
Service cost	15,278	10,987
Interest cost	15,809	10,353
Amendments	375	—
Actuarial loss	36,951	13,699
Acquisitions	49,167	65,814
Benefits paid	(18,671)	(12,178)

Benefit obligation at end of year	$274,264	$175,355

Change in Plan Assets
Fair value at beginning of year	$145,199	$72,180
Actual return on fair value	(19,436)	(5,028)
Employer contributions	25,921	24,455
Acquisitions	41,936	65,770
Benefits paid	(18,671)	(12,178)

Fair value at end of year	$174,949	$145,199

Funded status	$(99,315)	$(30,156)
Unrecognized prior service cost	656	377
Unrecognized actuarial loss	119,231	48,037

Net amount recognized	$20,572	$18,258

        Amounts recognized in the Consolidated Balance Sheets consisted of:

	December 31,
	2002	2001
	(In thousands)
Prepaid benefit cost	$20,572	$18,258
Additional minimum liability	(95,290)	(38,523)
Intangible asset	656	377
Accumulated other comprehensive income	94,634	38,146

Net amount recognized	$20,572	$18,258

        As of December 31, 2002, the WellPoint Pension Accumulation Plan and the Restated Employees' Retirement Plan of Blue Cross of California had accumulated benefits in excess of plan assets. As of December 31, 2001, only the WellPoint Pension Accumulation Plan had accumulated benefits in excess of plan assets. Both plans are summarized as follows:

	December 31,
	2002	2001
	(In thousands)
Pension Accumulation Plan
Projected benefit obligation	$258,323	$163,386
Accumulated benefit obligation	235,044	156,510
Fair value of assets	163,310	133,758
Restated Employees' Retirement Plan
Projected benefit obligation	$15,941	N/A
Accumulated benefit obligation	14,624	N/A
Fair value of assets	11,639	N/A
Weighted Average Assumptions
Discount rate	6.50%	7.25%
Expected return on plan assets	9.00%	9.50%
Rate of compensation increases	4.50%	4.50%

        Net periodic pension expense for the Company's defined benefit pension plans included the following components:

	Year Ended December 31,
	2002	2001	2000
	(In thousands)
Service cost—benefits earned during the year	$15,278	$10,987	$8,008
Interest cost on projected benefits obligations	15,809	10,353	6,456
Expected return on plan assets	(17,114)	(10,736)	(6,946)
Amortization of prior service cost	96	47	15
Recognized net actuarial loss	2,926	1,677	286

Net periodic pension expense	$16,995	$12,328	$7,819

        The Company sponsors the WellPoint 401(k) Retirement Savings Plan (the "401(k) Plan"). Generally, employees (excluding temporary employees working less than 1,000 hours and leased employees) over 18 years of age are eligible to participate in the 401(k) Plan if they meet certain length of service requirements. Under this plan, employees may contribute a percentage of their pre-tax earnings to the 401(k) Plan. After one year of service, employee contributions up to 6% of eligible compensation are matched by an employer contribution in cash equal to 75% of the employee's contribution. Matching contributions are immediately vested. Prior to November 17, 2002, generally one third of the employer contribution was in the form of the Company's Common Stock. As of December 31, 2001, employees were prohibited from transferring the Company's match received in the form of Common Stock until the calendar year following receipt of such Company match. Effective March 1, 2002, the 401(k) Plan was amended to remove this restriction. For payroll periods ending on or after November 17, 2002, a participant's matching contributions are made in cash and credited to that participant's matching contributions account. The 401(k) Plan includes a grandfather match provision whereby the employer contribution is 85% for those employees with 10 to 19 years of service as of January 1, 1997 and 100% for those employees with 20 years or more of service as of such date. Company expense related to the 401(k) Plan totaled $23.5 million, $20.2 million and $16.5 million for the years ended December 31, 2002, 2001 and 2000, respectively. In conjunction with the acquisition of Cerulean on March 15, 2001, the Company's Board of Directors approved the merger of Cerulean's Blue Cross and Blue Shield of Georgia, Inc. Savings Program into the Company's 401(k) Plan. In conjunction with the merger of RightCHOICE on January 31, 2002, the Company merged the RightCHOICE and HealthLink 401(k) Plans into the Company's 401(k) Plan.

Postretirement Benefits

        The Company currently provides certain health care and life insurance benefits to eligible retirees and their dependents. Employees outside of California (except as provided in the following sentences) and certain employees in California acquired as a result of the acquisitions and all employees hired, rehired or reinstated after January 1, 1997 are not covered under the Company's postretirement benefit plan. All eligible employees in Georgia acquired as a result of the Cerulean acquisition are currently covered under the Cerulean Defined Dollar Benefit Plan ("DDB Plan"). Blue Cross Blue Shield of Georgia employees hired, rehired or reinstated after March 15, 2001 are not eligible to be covered under the Cerulean DDB Plan or any WellPoint retiree plan. RightCHOICE provides certain health care and life insurance benefits for retired and terminated employees (excluding HealthLink employees). All eligible employees of RightCHOICE acquired as a result of the merger are currently covered under the RightCHOICE postretirement plans. RightCHOICE employees hired, rehired or reinstated after January 31, 2002 are not eligible to be covered under any RightCHOICE postretirement plan or any WellPoint retiree plan. All other Company employees are eligible for retiree benefits upon attaining 10 years of service and a minimum age of 55. The plan, in effect for those retiring prior to September 1, 1994, provides for Company-paid life insurance for all retirees based on age and a percent of salary. In addition, the majority of retirees age 62 or greater currently receive fully paid health benefit coverage for themselves and their dependents. For employees retiring on or after September 1, 1994, the Company currently subsidizes health benefit coverage based on the retiree's years of service at retirement and date of hire. Life insurance benefits for retirees hired on or after May 1, 1992 are set at $10,000 upon retirement and are reduced to $5,000 at age 70.

        The accumulated postretirement benefit obligation ("APBO") and the accrued postretirement benefits as of December 31, 2002 and 2001 were as follows:

	December 31,
	2002	2001
	(In thousands)
Benefit obligation at the beginning of the year	$93,268	$59,291
Service cost	3,241	2,312
Interest cost	8,061	5,950
Actuarial loss	23,866	9,711
Acquisitions	21,179	19,568
Benefits paid	(5,034)	(3,564)

Accumulated postretirement benefits obligation	144,581	93,268
Unrecognized net (loss) gain from accrued postretirement benefit cost	(21,539)	856

Accrued postretirement benefits	$123,042	$94,124

        The Company currently pays for its postretirement benefit obligations as they are incurred. As such, there are no plan assets.

        The above actuarially determined APBO was calculated using a discount rate of 6.50% and 7.25% for 2002 and 2001, respectively. For the year ended December 31, 2001, the medical trend rate assumed a decline from 10.0% for the year 2002 to 5.0% by the year 2007. This medical trend rate was re-evaluated for the year ended December 31, 2002 and modified to 9.0% for the year 2003 with a gradual decline to 4.75% by the year 2008. These estimated trend rates are subject to change in the future. The medical trend rate assumption has a significant effect on the amounts reported. For example, an increase in the assumed health care trend rate of one percent in each year would increase the APBO as of December 31, 2002 by $8.5 million and would increase service and interest costs by $1.0 million. Conversely, a decrease in the assumed health care trend rate of one percent in each year would decrease the APBO as of December 31, 2002 by $7.6 million and would decrease service and interest costs by $0.9 million. For life insurance benefit calculations, a compensation increase of 4.5% was assumed.

        Net periodic postretirement benefit cost included the following components (in thousands):

	Year Ended December 31,
	2002	2001	2000
Service cost	$3,241	$2,312	$1,520
Interest cost	8,061	5,950	4,234
Net amortization and deferral	7	(213)	(689)

Net periodic postretirement benefit cost	$11,309	$8,049	$5,065

12.    COMMON STOCK

Stock Option Plans

        In 1996, the Company adopted an Employee Stock Option Plan (the "Employee Option Plan"). In May 1996, all eligible employees were granted options to purchase WellPoint Common Stock under the Employee Option Plan. The exercise price of options granted under the Employee Option Plan is the fair market value of the Common Stock on the date of the grant. Each option granted has a maximum term of 10 years. Options granted under the Employee Option Plan vest in accordance with the terms of the applicable grant.

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

        On May 11, 1999, the stockholders of the Company approved the 1999 Stock Incentive Plan (the "Plan") for key employees, officers and directors. This new plan serves as the successor to the Company's Stock Option/Award Plan and Employee Option Plan (the "Predecessor Plans"). All options granted under the Predecessor Plans and outstanding on the Plan's effective date were incorporated into the Plan and treated as outstanding awards under the Plan. The exercise price is determined by the plan administrator; however, it will generally not be less than the fair market value on the date of grant. The maximum term for an option is ten years. Options granted will vest in accordance with the terms of each grant. The Plan also allows the grant or award of restricted stock, performance units and phantom stock. As of December 31, 2002, the maximum number of shares issuable under the Plan, subject to subsequent adjustments for certain changes in the Company's capital structure, was 16.2 million plus an additional 11.5 million shares incorporated into the Plan from the Predecessor Plans. The maximum number of shares available for issuance under the Plan is automatically increased (up to a maximum of 30.0 million shares) by the number of shares of WellPoint Common Stock repurchased by the Company after May 11, 1999 (the "Repurchased Shares") on the open market or in private transactions, so long as the aggregate price paid for the Repurchased Shares does not exceed the cumulative amount received in cash by the Company after May 11, 1999 for the exercise of options or issuance of awards granted under the Plan.

        Effective as of February 17, 2000, the Company adopted the 2000 Employee Stock Option Plan (the "Employee Plan") for employees and non-executive officers of the Company. The exercise price and maximum term of any stock option granted under the Employee Plan are determined by the plan administrator. Options granted will vest in accordance with the terms of each grant. As of December 31, 2002, the maximum number of shares issuable under the Employee Plan, subject to subsequent adjustments for certain changes in the Company's capital structure, was approximately 9.1 million shares.

        Under the 1999 Stock Incentive Plan and the 2000 Employee Stock Option Plan, only the net number of shares actually issued is deducted from the number of shares remaining available for issuance under each plan. Accordingly, if option shares are exercised pursuant to a stock-for-stock exercise (including "reloads," which allow an optionee to pay the purchase price of options to be exercised in shares of WellPoint Common Stock already owned by such optionee and to simultaneously receive an award for a number of option shares equal to the number of shares of Common Stock tendered for payment of the exercised options), only the difference of the number of option shares exercised less the number of shares of Common Stock tendered in payment of such exercise (including shares tendered to pay for tax withholding obligations) is deducted from the number of shares remaining available for issuance under each plan.

        On January 31, 2002, as a result of the merger with RightCHOICE, the Company assumed all of the obligations of RightCHOICE with regard to the outstanding options granted under the RightCHOICE 1994 Equity Incentive Plan, the 2001 Stock Incentive Plan and the Nonemployee Directors Stock Option Plan (collectively, the "RightCHOICE Plans") pursuant to an executed Stock Assumption Agreement. Under the Stock Assumption Agreement, 1.9 million options held by employees or directors to purchase RightCHOICE common stock under the RightCHOICE Plans were exchanged for 1.2 million options to purchase WellPoint Common Stock. The Stock Assumption Agreement did not change the value of the options granted. In accordance with their original grant terms, all RightCHOICE options became fully vested and exercisable upon the close of the merger. All other provisions that govern either the exercise or the termination of the assumed RightCHOICE options remain the same as set forth in the respective grant agreements under the applicable RightCHOICE Plan. The exercise price of each option issued under the RightCHOICE Plans equaled the market price of RightCHOICE's common stock on the date of grant and an option's maximum term is 10 years.

        The following summarizes activity in the Company's stock option plans for the years ended December 31, 2002, 2001 and 2000:

	Shares	Weighted Average Exercise Price Per Share
Outstanding at January 1, 2000	10,601,520	$27.97
Granted	4,370,190	36.11
Canceled	(497,882)	33.73
Exercised	(3,821,630)	23.21

Outstanding at December 31, 2000	10,652,198	32.73

Granted	7,293,674	47.25
Canceled	(835,604)	42.41
Exercised	(2,402,460)	31.97

Outstanding at December 31, 2001	14,707,808	39.45

Transferred in	1,159,920	15.89
Granted	6,009,419	65.03
Canceled	(573,247)	50.93
Exercised	(4,562,322)	34.06

Outstanding at December 31, 2002	16,741,578	48.14

Exercisable at:
December 31, 2000	4,924,224	30.99
December 31, 2001	5,993,936	34.02
December 31, 2002	8,086,961	42.10

        The options outstanding at December 31, 2002 had exercise prices ranging from $7.82 to $86.67 per share.

	Options Outstanding			Options Exercisable
Actual Range of Exercise Prices	Number Outstanding at 12/31/02	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Outstanding at 12/31/02	Weighted Average Exercise Price
$7.82—35.34	4,701,724	5.9	$29.44	3,904,808	$28.48
$35.91—48.24	5,432,848	7.8	$45.61	1,910,299	$44.37
$48.40—60.81	1,075,433	6.9	$54.49	752,560	$56.09
$61.61—86.67	5,531,573	8.7	$65.29	1,519,294	$67.33

	16,741,578	7.5	$48.14	8,086,961	$42.10

Stock Purchase Plan

        On May 18, 1996, the Company's stockholders approved the Company's Employee Stock Purchase Plan (the "ESPP"). The stockholders approved an amendment and restatement of the ESPP on May 9, 2000. The ESPP allows eligible employees to purchase WellPoint Common Stock at the lower of 85% of the market price of the stock at the beginning or end of each offering period. The aggregate amount of Common Stock that may be issued pursuant to the ESPP shall not exceed 2,800,000 shares, subject to adjustment pursuant to the terms of the ESPP. During the years ended December 31, 2002, 2001 and 2000, approximately 266,040, 218,000, and 222,800 shares of Common Stock, respectively, were purchased under the ESPP. There are offering periods for the first half and second half of the year and accordingly, two purchase prices. For the year ended December 31, 2002, the purchase prices were $49.66 and $60.49 per share. For the year ended December 31, 2001, the purchase prices were $40.05 and $39.74 per share. For the year ended December 31, 2000, the purchase prices were $28.05 and $30.84 per share.

SFAS No. 123 Disclosure

        In accordance with the provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation," the Company applies APB Opinion No. 25, "Accounting for Stock Issued to Employees" and related interpretations in accounting for its stock-based compensation plans. Accordingly, compensation cost for stock options under existing plans is measured as the excess, if any, of the quoted market price of the Company's Common Stock at the date of the grant over the amount an employee must pay to acquire the Common Stock. No stock-based employee compensation cost is reflected in net income, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. (See Note 3 for the pro forma effect on net income and earnings per share had the Company elected to recognize and measure compensation expense for its stock option grants to its employees based on the fair value method.)

        The weighted average fair value of options granted in 2002, 2001 and 2000 was $18.85, $14.46, and $13.09 per share, respectively, using the Black-Scholes option-pricing model and the following assumptions.

2002	Officers	Non-officer Employees
Assumptions
Expected dividend yield	—	—
Risk-free interest rate	3.82%	3.10%
Expected stock price volatility	35.00%	35.00%
Expected life of options	four years	three years
2001	Officers	Non-officer Employees
Assumptions
Expected dividend yield	—	—
Risk-free interest rate	4.66%	4.53%
Expected stock price volatility	35.00%	35.00%
Expected life of options	four years	three years
2000	Officers	Non-officer Employees
Assumptions
Expected dividend yield	—	—
Risk-free interest rate	6.38%	6.37%
Expected stock price volatility	40.00%	40.00%
Expected life of options	four years	three years

Treasury Stock

        As of December 31, 2002, the Company was authorized to repurchase approximately 30.5 million shares of its Common Stock. As of December 31, 2002, 25.4 million shares of Common Stock had been repurchased pursuant to this authorization.

13.    EARNINGS PER SHARE

        The following is an illustration of the dilutive effect of the Company's potential Common Stock on earnings per share ("EPS"). For the years ended December 31, 2002, 2001 and 2000, there were outstanding stock options to purchase approximately 756,500, 829,900 and 861,900 shares of Common Stock, respectively, for which the exercise price was greater than the average market per share price of

Common Stock during the period presented. Since the effect of these options is antidilutive, they have been excluded from the computation of the diluted earnings per share below.

	Year Ended December 31,
	2002	2001	2000
	(In thousands, except earnings per share)
Basic Earnings Per Share Calculation:
Numerator
Income before extraordinary items	$697,931	$414,746	$342,287
Extraordinary gain from negative goodwill on acquisition	8,950	—	—
Extraordinary loss on early extinguishment of debt, net of tax benefit	(3,802)	—	—

Net Income	$703,079	$414,746	$342,287

Denominator
Weighted average shares outstanding	144,219	126,851	125,061

Earnings Per Share
Income before extraordinary items	$4.84	$3.27	$2.74
Extraordinary gain from negative goodwill on acquisition	0.06	—	—
Extraordinary loss on early extinguishment of debt, net of tax benefit	(0.03)	—	—

Net Income	$4.87	$3.27	$2.74

Earnings Per Share Assuming Full Dilution Calculation:
Numerator
Income before extraordinary items	$697,931	$414,746	$342,287
Interest expense on zero coupon convertible subordinated debentures, net of tax	1,547	1,880	1,890

Adjusted income before extraordinary items	699,478	416,626	344,177
Extraordinary gain from negative goodwill on acquisition	8,950	—	—
Extraordinary loss on early extinguishment of debt, net of tax benefit	(3,802)	—	—

Adjusted Net Income	$704,626	$416,626	$344,177

Denominator
Weighted average shares outstanding	144,219	126,851	125,061
Net effect of dilutive stock options	4,304	2,608	2,195
Assumed conversion of zero coupon convertible subordinated debentures	2,327	2,963	2,963

Diluted weighted average shares outstanding	150,850	132,422	130,219

Earnings Per Share Assuming Full Dilution
Income before extraordinary items	$4.64	$3.15	$2.64
Extraordinary gain from negative goodwill on acquisition	0.06	—	—
Extraordinary loss on early extinguishment of debt, net of tax benefit	(0.03)	—	—

Net Income	$4.67	$3.15	$2.64

14.    LEASES

      Effective January 1, 1996, the Company entered into a new lease agreement for a 24-year period for its former corporate headquarters, expiring in December 2019, with two options to extend the term for up to two additional five-year terms. In addition to base rent, beginning in January 1997, the Company pays a contingent amount based upon annual changes in the consumer price index. The

Company paid $30.0 million to the owner of the building in connection with this lease agreement, which is being amortized on a straight-line basis over the life of the new lease.

        The Company's other lease terms range from one to 19 years with various options to renew. Certain lease agreements provide for escalation of payments that are based on fluctuations in certain published cost-of-living indices.

        Future minimum rental payments under operating leases utilized by the Company having initial or remaining noncancellable lease terms in excess of one year at December 31, 2002 are as follows:

Year Ending December 31,	Operating Leases
(In thousands)
2003	$96,113
2004	73,482
2005	51,996
2006	38,873
2007	30,068
Thereafter	227,620

Total minimum payments required	$518,152

        Rental expense for the years ended December 31, 2002, 2001, and 2000 for all operating leases was $76.7 million, $66.3 million and $47.5 million, respectively. Contingent rentals included in the above rental expense for the years ended December 31, 2002, 2001 and 2000 were $1.9 million, $1.5 million and $1.2 million, respectively.

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

        6 3/8% Notes due 2006.    The fair value of the notes payable is based on quoted market prices. The carrying value is based on face value adjusted for the discount and a fair value adjustment related to the interest rate hedge.

        6 3/8% Notes due 2012.    The fair value of the notes payable is based on quoted market prices. The carrying value is based on face value adjusted for the discount.

        Interest Rate Swaps.    The fair value of the interest rate swaps is based on the quoted market prices by the financial institutions that are the counterparties to the swaps.

        Forward Exchange Contracts.    The carrying value for forward exchange contracts represents the fair value of such contracts that exceed the fair value of the related foreign denominated bond position. The fair value of such contracts is determined by the counterparties to the contracts.

        Commercial Paper.    The carrying amount for the commercial paper approximates fair value as the underlying instruments have variable interest rates at market value.

        Put / Call Options.    The carrying amount approximates fair value, based on quoted market prices.

        The carrying amounts and estimated fair values of the Company's financial instruments as of December 31, 2002 and 2001 are summarized below:

	2002
	Carrying Amount	Estimated Fair Value
	(In thousands)
Assets:
Cash and cash equivalents	$1,355,616	$1,355,616
Investment securities	5,282,887	5,282,887
Long-term investments	134,274	134,274
Interest rate swap on 6 3/8% Notes due 2006	13,582	13,582
Put / Call Options	123	123
Liabilities:
6 3/8% Notes due 2006	462,838	482,175
6 3/8% Notes due 2012	348,982	378,875
Commercial Paper	199,758	199,758

	2001
	Carrying Amount	Estimated Fair Value
	(In thousands)
Assets:
Cash and cash equivalents	$1,028,476	$1,028,476
Investment securities	3,832,982	3,832,982
Long-term investments	124,611	124,611
Forward exchange contracts	775	775
Liabilities:
Revolving credit facility	235,000	235,000
Zero Coupon Convertible Subordinated Debentures	153,887	185,280
6 3/8% Notes due 2006	449,070	458,955
Interest rate swap on revolving credit facility	14,085	14,558

16.    HEDGING ACTIVITIES

      In June 1998, the Financial Accounting Standards Board (the "FASB") issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS No. 133"). SFAS No. 133, as amended by Statement of Financial Accounting Standards No. 137, "Accounting for Derivative Instruments and Hedging Activities—Deferral of the Effective Date of FASB Statement No. 133—an amendment of FASB Statement No. 133" and Statement of Financial Accounting Standards No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities—an amendment of FASB Statement No. 133," establishes the accounting and reporting standards for derivative instruments and for hedging activities. Upon adoption of SFAS No. 133, all derivatives must be recognized on the balance sheet at their then fair value. Any deferred gains and losses remaining on the balance sheet under previous hedge-accounting rules must be removed from the balance sheet and all hedging relationships must be designated anew and documented pursuant to the new accounting. The Company adopted SFAS No. 133 on January 1, 2001.

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

        The Company uses interest rate swap agreements and foreign currency contracts to manage interest rate and foreign currency exposures. The principal objective of such contracts is to minimize the risks and/or costs associated with financial and investing activities. The Company does not use derivative financial instruments for speculative purposes. The counterparties to these contractual arrangements are major financial institutions with which the Company also has other financial relationships. These counterparties expose the Company to credit loss in the event of non-performance. However, the Company does not anticipate non-performance by the other parties. As of December 31, 2002, the Company reported a derivative asset of $13.6 million related to a fair value hedge. The cash flow hedges on the floating rate debt under the revolving credit facility were terminated and settled in September 2002 and are discussed in further detail below.

Fair Value Hedges

        With the intention of reducing the interest expense associated with its 2006 Notes, the Company, on January 15, 2002, entered into a $200.0 million notional amount interest rate swap agreement. The swap agreement is a contract to exchange a fixed 6 3/8% rate for a LIBOR-based floating rate. The swap agreement expires June 15, 2006. For the year ended December 31, 2002, the Company recognized $6.5 million of income from this swap, which was recorded as a reduction to interest expense. As of December 31, 2002, the Company recognized a derivative asset of $13.6 million related to this swap agreement.

        As part of the Company's investment strategy to diversify its investment portfolio, the Company previously invested in certain fixed-maturity securities denominated in foreign currencies. In order to mitigate the foreign currency risk associated with such securities, the Company entered into foreign currency derivative instruments. Gains and losses related to such instruments are recognized in the Company's income statement. The Company recognized a gain of $0.5 million and a loss of $0.5 million from such hedging activities for the years ended December 31, 2001 and 2000, respectively. As of December 31, 2001, the Company had liquidated its non-dollar foreign bond holdings and, as a result, entered into a derivative to offset the remaining currency derivative. During 2002, the Company recognized a gain of approximately $20,000, all within the quarter ended March 31, 2002, related to the remaining derivatives.

        The transition provisions of SFAS No. 133 state that any gain or loss previously reported in accumulated other comprehensive income on a derivative that hedged an available-for-sale security, together with the gain or loss on the related security, shall be reclassified to earnings as a cumulative effect type adjustment of both net income and accumulated other comprehensive income. On January 1, 2001, the Company recorded a transition adjustment as a charge to other income of approximately $0.3 million, net of tax, which represented a gain of $2.0 million on the available-for-sale bonds related to the Company's foreign exchange contracts partially offset by a loss of $1.7 million on the related hedges.

Cash Flow Hedges

        The Company has entered into interest rate swap agreements to reduce the impact of changes in interest rates on its floating rate debt under its revolving credit facility. The swap agreements are contracts to exchange variable-rate for fixed-rate interest payments without the exchange of the underlying notional amounts. During the years ended December 31, 2002 and 2001, the Company recognized net gains of $0.1 million and $0.1 million, respectively, as reported in the Company's Consolidated Income Statements, which represented the total ineffectiveness of all cash flow hedges during such periods.

        In September 2002, the Company terminated and settled its $150.0 million and $50.0 million notional amount interest rate swap agreements with original expiration dates of October 17, 2003 and October 17, 2006, respectively. At termination, the Company paid $17.6 million, of which $1.8 million was accrued interest and the remaining $15.8 million represented the fair value of the swap agreements at the time of termination. The fair value of the swap agreements was reflected in accumulated other comprehensive income and will be amortized as a reduction to investment income on a straight-line basis over the shorter of the original expiration dates of the interest rate swap agreements or the expected cash flows of the commercial paper program. The fair value of the $150.0 million and $50.0 million notional amount swap agreements, at termination, were $8.0 million and $7.8 million, respectively. Amortization of other comprehensive income related to the terminated swaps on a pre-tax basis for the year ended December 31, 2002 totaled $2.3 million, or $1.4 million after-tax. The unamortized amounts in other comprehensive income related to the $150.0 million and $50.0 million notional amount swap agreements as of December 31, 2002 totaled $6.2 million and $7.3 million, respectively. An aggregate after-tax amount of $4.8 million on the terminated swaps is expected to be amortized during the year ended December 31, 2003.

        The adoption of SFAS No. 133 resulted in an after-tax reduction in accumulated other comprehensive income of $4.2 million to recognize at fair value all derivatives that were designated as cash flow hedges as of January 1, 2001.

        In December 2002, the Company decided to hedge a portion of its unrealized gain on an available-for-sale equity investment by entering into a zero-cost equity collar. The Company's intent is to limit any cash flow impact caused by any downside price movement in the stock with its anticipated sale. As a result, the Company has designated the equity collar as a cash flow hedge. The collar was created by combining a purchased put option with a written call option. As of December 31, 2002, the price of the equity investment remained within the range of the equity collar and, as a result of the changes in fair value of the option contracts (time value), the Company recorded approximately $122,000 of a net derivative asset and a corresponding gain in other comprehensive income.

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

        In June 2000, the California Medical Association filed a lawsuit in U.S. district court in San Francisco against Blue Cross of California ("BCC"). The lawsuit alleges that BCC violated the Racketeer Influenced and Corrupt Organizations Act ("RICO") through various misrepresentations to and inappropriate actions against health care providers. In late 1999, a number of class-action lawsuits were brought against several of the Company's competitors alleging, among other things, various misrepresentations regarding their health plans and breaches of fiduciary obligations to health plan members. In August 2000, the Company was added as a party to Shane v. Humana, et al., a class-action lawsuit brought on behalf of health care providers nationwide. In addition to the RICO claims brought in the California Medical Association lawsuit, this lawsuit also alleges violations of the Employee Retirement Income Security Act of 1974, as amended ("ERISA"), federal and state "prompt pay" regulations and certain common law claims. In October 2000, the federal Judicial Panel on Multidistrict Litigation issued an order consolidating the California Medical Association lawsuit, the Shane lawsuit and various other pending managed care class-action lawsuits against other companies before District Court Judge Federico Moreno in the Southern District of Florida for purposes of the pretrial proceedings. In March 2001, Judge Moreno dismissed the plaintiffs' claims based on violation of RICO, although the dismissal was made without prejudice to the plaintiffs' ability to subsequently refile their claims. Judge Moreno also dismissed, with prejudice, the plaintiffs' federal prompt pay law claims. On March 26, 2001, the California Medical Association filed an amended complaint in its lawsuit, alleging, among other things, revised RICO claims and violations of California law. On May 9, 2001, Judge Moreno issued an order requiring that all discovery in the litigation be completed by December 2001, with the exception of discovery related to expert witnesses, which was to be completed by March 15, 2002. In June 2001, the federal Court of Appeals for the 11th Circuit issued a stay of Judge Moreno's discovery order, pending a hearing before the Court of Appeals on the Company's appeal of its motion to compel arbitration (which had earlier been granted in part and denied in part by Judge Moreno). The hearing was held in January 2002 and, in March 2002, the Court of Appeals panel issued an opinion affirming Judge Moreno's earlier action with respect to the motion to compel arbitration. The Company filed a motion requesting a rehearing of the matter before the entire 11th Circuit Court of Appeals, which motion was denied by the 11th Circuit Court of Appeals in June 2002. On July 29, 2002, Judge Moreno issued an order providing that discovery in the case would be allowed to re-commence on September 30, 2002. On September 26, 2002, Judge Moreno issued an additional order certifying a nationwide class of physicians in the Shane matter, setting a trial date in May 2003 and ordering the parties to participate in non-binding mediation. In October 2002, the Company filed a motion with the 11th Circuit Court of Appeals seeking to appeal Judge Moreno's class-certification order. In December 2002, the 11th Circuit granted the Company's motion for interlocutory review of the class- certification order. The parties are currently conducting pre-trial discovery. A mediator has been appointed by Judge Moreno.

        In March 2002, the American Dental Association and three individual dentists filed a lawsuit in U.S. district court in Chicago against the Company and BCC. This lawsuit alleges that WellPoint and BCC engaged in conduct that constituted a breach of contract under ERISA, trade libel and tortious interference with contractual relations and existing and prospective business expectancies. The lawsuit seeks class-action status. The Company filed a motion (which was granted in July 2002) with the federal Judicial Panel on Multidistrict Litigation requesting that the proceedings in this case be consolidated with a similar action brought against other managed care companies that has been consolidated with the Shane lawsuit.

        In July 2001, two individual physicians seeking to represent a class of physicians, hospitals and other providers brought suit in the Circuit Court of Madison County, Illinois against HealthLink, Inc., which is now a subsidiary of the Company as a result of the RightCHOICE transaction. The physicians allege that HealthLink breached the contracts with these physicians by engaging in the practices of "bundling" and "down-coding" in its processing and payment of provider claims. The relief sought includes an injunction against these practices and damages in an unspecified amount. This litigation was dismissed without prejudice at the request of the plaintiffs in February 2003. A similar lawsuit was brought by physicians (including one of the physicians in the case described above) in the same court in Madison County, Illinois, on behalf of a nationwide class of providers who contract with Blue Cross and Blue Shield plans against the Blue Cross and Blue Shield Association and another Blue Cross Blue Shield plan. The complaint recites that it is brought against those entities and their "unnamed subsidiaries, licensees, and affiliates," listing a large number of Blue Cross and Blue Shield plans, including "Alliance Blue Cross Blue Shield of Missouri." The plaintiffs also allege that the plans have systematically engaged in practices known as "short paying," "bundling" and "down-coding" in their processing and payment of subscriber claims. Blue Cross Blue Shield of Missouri has not been formally named or served as a defendant in this suit.

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

        The Company and its subsidiaries are party to a variety of agreements entered into in the ordinary course of business that contain standard indemnity provisions obligating the Company or such subsidiary to indemnify third parties for certain costs and expenses incurred by such parties in connection with such agreements. These agreements include, for example, vendor contracts, underwriting and loan agreements, consulting agreements and agreements for other services, such as custodial arrangements with respect to certain of the Company's assets. The maximum amount of potential future payments pursuant to these standard indemnity provisions cannot be estimated because the amount of costs and expenses that may be incurred by the indemnified parties is unknown.

        In connection with the formation of a joint venture providing Medicaid services in Puerto Rico in 2000, the Company agreed under certain circumstances to provide additional funds to the joint-venture entity. The Company agreed that it would make a capital contribution to the joint venture of up to 80% of any amount necessary to increase the entity's capital to meet minimum regulatory capital requirements if (i) applicable law or regulation requires an increase in the entity's capital and the entity does not then have capital sufficient to meet the increased requirement or (ii) the entity's medical care ratio is 100% or greater during any 180-day period and the entity does not then meet statutory capital requirements under the Puerto Rico Insurance Code. The amount of this guarantee will not exceed 80% of the amount necessary to provide the entity with a 12 to 1 premium-to-capital ratio. As of December 31, 2002, the Company's maximum potential liability pursuant to this guarantee was $24.6 million. Since the formation of the joint venture in 2000, the Company has not been required to make any payments under this guarantee and the Company does not currently expect that any such payments will be made.

18.    REGULATORY REQUIREMENTS

        Certain of the Company's regulated subsidiaries must comply with certain minimum capital or tangible net equity requirements in each of the states in which they operate. With respect to the Company's statutory regulated subsidiaries, the minimum amount of capital required is based on formulas established by the state insurance departments. As of December 31, 2002, the Company and its regulated subsidiaries were in compliance with these requirements.

        The ability of the Company's licensed insurance company subsidiaries to pay dividends is limited by the Departments of Insurance in their respective states of domicile. Generally, dividends in any 12-month period are limited to the greater of the prior year's statutory net income or 10% of statutory surplus. Larger dividends, classified as extraordinary, require a special request of the applicable

Department of Insurance. As of December 31, 2002 and 2001, the minimum statutory requirements (excluding the Blue Cross of California subsidiary) totaled $29.4 million and $19.1 million, respectively. These statutorily regulated subsidiaries had total capital and surplus of $1,267.0 million and $862.9 million as of December 31, 2002 and 2001, respectively. The maximum dividend payable by WellPoint's licensed insurance company subsidiaries (which do not include the Company's Blue Cross of California subsidiary) in 2003 without prior approval is estimated to be $334.2 million.

19.    FISCAL INTERMEDIARY FUNCTION

        Under an agreement with the Blue Cross and Blue Shield Association, the Company's wholly-owned subsidiary, Blue Cross of California ("BCC"), was previously contracted to administer Part A of Title XVIII of the Social Security Act (Medicare) in certain regions or for certain health care providers. The agreement was renewable annually unless terminated by the parties involved. As fiscal intermediary under the agreement, BCC made disbursements to providers for medical care from funds provided by the Federal Government and was reimbursed for these expenses incurred under the agreement. Effective December 1, 2000, BCC ceased to participate as a Medicare fiscal intermediary. BCC disbursed approximately $7.6 billion and received administrative fees of approximately $39.1 million for the year ended December 31, 2000. The reimbursement was treated as a direct recovery of general and administrative expenses.

        With the acquisition of Cerulean, the Company is currently a participant in the aforementioned Medicare plan through its wholly owned subsidiary, Blue Cross and Blue Shield of Georgia, Inc. ("Georgia Blue"). For the year ended December 31, 2002, Georgia Blue disbursed approximately $3.8 billion and received administrative fees of approximately $11.8 million. Georgia Blue disbursed approximately $2.9 billion and received administrative fees of approximately $8.5 million from March 15, 2001, the acquisition date, to December 31, 2001.

20.    BUSINESS SEGMENT INFORMATION

        As of December 31, 2001, the Company's primary internal business divisions were focused on large employer group business, individual and small employer group business, and senior and specialty business. As a result of the January 31, 2002 acquisition of RightCHOICE, the organizational structure of the Company changed effective February 1, 2002. As a result of these changes, the Company has the following two reportable segments: Health Care and Specialty. The Health Care segment is an aggregation of four operating segments: California, Central, Georgia and Senior/State-Sponsored programs. These Health Care operating segments all have similar characteristics and meet the following five aggregation criteria as defined under paragraph 17 of Statement of Financial Accounting Standards No. 131, "Disclosures About Segments of an Enterprise and Related Information":

  (1)
  All operating segments provide similar health care products to similar customer types. WellPoint generally markets the same health care products across the country for each of its customer groups.

  (2)
  The production processes are substantially similar for all operating segments as they support similar customer groups and products.

  (3)
  Each operating segment has the same class of customers, primarily large employer groups and individual and small employer groups.

  (4)
  Each operating segment has similar distribution channels that are used for each of the customer types. Large employer group products are distributed primarily through health care consultants and brokers, while individual and small group products are distributed through agents or through captive sales forces. These methods are similar across geographies.

  (5)
  The health care industry is highly regulated at both the federal and state levels. All of the geographies must comply with the same federal regulations. While each state's laws are in some respects unique, many states have similar laws and regulations applicable to managed care and insurance companies.

        The Company's focus on regional concentration allows management to understand and meet customer needs while effectively managing the cost structure. The Company's chief operating decision maker (Chief Executive Officer) reviews the results of operations on a regular basis and holds each Division President accountable for his or her segment's operating results. These operating segments comprising the Health Care segment provide a broad spectrum of network-based health plans, including PPOs, HMOs, POS plans, other hybrid plans and traditional indemnity products to large and small employers and individuals. The Specialty business is maintained as a separate segment providing an array of specialty and other products, including pharmacy, dental, vision, life insurance, preventive care, disability insurance, behavioral health, COBRA and flexible benefits account administration. Amounts under the heading "Corporate" include net investment income, general and administrative expense and interest expense not allocable to the reportable segments. The accounting policies of the segments are consistent with generally accepted accounting principles in the United States.

        The following tables present segment information for the Health Care and Specialty segments for the years ended December 31, 2002, 2001 and 2000, respectively, as if the Company's new organizational structure had been effective on January 1, 2000:

2002

	Health Care	Specialty	Corporate	Consolidated
	(In thousands)
Premium revenue	$15,701,071	$505,090	$—	$16,206,161
Management services and other revenue	681,512	136,863	—	818,375

Total revenue from external customers	16,382,583	641,953	—	17,024,536
Investment income	218,697	22,039	73,268	314,004
Interest expense (income)	109,183	—	(48,767)	60,416
Depreciation and amortization expense	103,933	8,251	2,830	115,014
Income tax expense	418,942	16,316	30,213	465,471
Extraordinary items	—	—	5,148	5,148
Segment net income	$644,522	$27,331	$31,226	$703,079

Segment assets	$7,983,395	$611,269	$2,707,871	$11,302,535

2001

	Health Care	Specialty	Corporate	Consolidated
	(In thousands)
Premium revenue	$11,107,242	$469,928	$—	$11,577,170
Management services and other revenue	491,995	117,698	—	609,693

Total revenue from external customers	11,599,237	587,626	—	12,186,863
Investment income	164,187	24,817	52,780	241,784
Interest expense	33,311	—	16,618	49,929
Depreciation and amortization expense	100,232	8,959	966	110,157
Income tax expense (benefit)	271,599	14,848	(2,611)	283,836
Segment net income	$380,540	$22,556	$11,650	$414,746

Segment assets	$5,051,343	$623,101	$1,797,689	$7,472,133

2000

	Health Care	Specialty	Corporate	Consolidated
	(In thousands)
Premium revenue	$8,168,516	$415,147	$—	$8,583,663
Management services and other revenue	372,656	79,191	—	451,847

Total revenue from external customers	8,541,172	494,338	—	9,035,510
Investment income	106,255	21,127	66,066	193,448
Interest expense	159	—	23,819	23,978
Depreciation and amortization expense	68,792	5,863	747	75,402
Income tax expense	208,186	13,221	619	222,026
Segment net income	$292,774	$18,928	$30,585	$342,287

Segment assets	$3,184,421	$547,142	$1,773,143	$5,504,706

21.    COMPREHENSIVE INCOME

        The following summarizes comprehensive income (loss) reclassification adjustments included in the statements of changes in stockholders' equity:

	Year Ended December 31,
	2002	2001	2000
	(In thousands)
Investment Securities:
Net holding (loss) gain on investment securities arising during the period, net of tax benefit (expense) of $23,336, $(18,272) and $(53,624), respectively	$(24,845)	$29,405	$83,691
Reclassification adjustment for realized gain (loss) on investment securities, net of tax (expense) benefit of $(22,153), $2,420 and $10,004, respectively	33,231	(3,482)	(15,646)

	8,386	25,923	68,045
Fair Value Hedges:
Holding gain related to foreign exchange transactions, net of tax expense of $222	—	—	350
Reclassification adjustment related to foreign exchange losses on investment securities, net of tax benefit of $163 and $204, respectively	—	(262)	(319)

	—	(262)	31
Cash Flow Hedges:
Holding gain (loss) related to swap transactions, net of tax (expense) benefit of $(263) and $5,787, respectively	380	(8,354)	—
Other:
Net change in pension liability, net of tax benefit of $22,970 and $15,640, respectively	(33,518)	(22,506)	—

Net (loss) gain recognized in other comprehensive income, net of tax benefit (expense) of $23,890, $5,738 and $(43,638), respectively	$(24,752)	$(5,199)	$68,076

22.    EXTRAORDINARY ITEMS

        During 2002, the Company recorded two extraordinary items, a gain related to the acquisition of MethodistCare and a loss related to the early redemption of certain of the Debentures. For the year ended December 31, 2002, the Company recognized an extraordinary gain of $8.9 million, or $0.06 per share assuming full dilution, from its acquisition of MethodistCare, reflecting the additional excess of the fair value of net assets acquired over acquisition costs. Prior to the Company's announcement of its election to redeem the Debentures as of October 28, 2002, Debentureholders converted $18.0 million in aggregate principal amount at maturity of the Company's Debentures with a carrying value (including accreted interest) of $12.6 million. The total purchase price paid by the Company of $18.9 million resulted in an extraordinary after-tax loss of $3.8 million or $0.03 per share assuming full dilution, as shown on the Company's Consolidated Income Statements.

23.    RELATED PARTY TRANSACTIONS

        In December 2000, the Company formed The WellPoint Foundation ("Foundation"), a non-profit organization exempt from federal taxation under Section 501(c)(3) of the Internal Revenue Code. The purpose of the Foundation is to improve the health and well-being of individuals in the communities served by the Company and its subsidiaries. The Foundation's Board of Directors is comprised solely of persons who are also officers of the Company. For the years ended December 31, 2002 and 2001, the Company contributed or committed to contribute $45.0 million and $15.0 million, respectively, to the Foundation. The Company had an outstanding commitment payable to the Foundation of $15.0 million as of December 31, 2001. The Company did not have any outstanding commitments payable to the Foundation as of December 31, 2002. The Company has no current legal obligations for any future commitments to the Foundation.

24.    PENDING ACQUISITION

        On November 20, 2001, the Company entered into a definitive agreement (the "Original CareFirst Merger Agreement") to acquire CareFirst. CareFirst is a not-for-profit health care company which, along with its affiliates and subsidiaries, offers a comprehensive portfolio of health insurance products, direct health care and administrative services. As of December 31, 2002, CareFirst served approximately 3.2 million members in Maryland, Delaware, the District of Columbia and Northern Virginia. CareFirst operates through three wholly owned affiliates: CareFirst of Maryland, Inc., Group Hospitalization and Medical Services, Inc., doing business under the name CareFirst BlueCross BlueShield, and Blue Cross Blue Shield of Delaware, Inc. The CareFirst portfolio of products ranges from traditional fee-for-service health care insurance to fully managed care. CareFirst administers the largest federal employees health benefits plan in the nation. CareFirst affiliate companies also offer third-party administrative services and claims processing for self-insured groups.

        The Original CareFirst Merger Agreement provided that a wholly owned subsidiary of the Company would merge with and into CareFirst. As a result of the merger, the outstanding shares of common stock of CareFirst would be converted into the right to receive an aggregate purchase price of $1.3 billion, at least $450.0 million of which the Company would pay in cash and the balance in shares of the Company's Common Stock based on its average closing price in the 20-trading-day period ending the fifth trading day prior to the closing of the CareFirst transaction. In the event that the average closing price is below $35 per share, the Company would have the option to issue a five-year subordinated note in lieu of a portion of the purchase price to be paid in its Common Stock. The subordinated note would rank pari passu with the Company's Zero Coupon Convertible Subordinated Debentures due 2019, which were redeemed as of October 28, 2002.

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

        As a result of the Maryland legislation, the Company and CareFirst entered into an Amended and Restated Agreement and Plan of Merger (the "Amended CareFirst Merger Agreement") on January 24, 2003. The Amended CareFirst Merger Agreement provides, among other things, that the consideration for the transaction will consist solely of cash, if stock and other non-cash consideration are not allowed under any applicable law or regulation, and requires the termination of certain change-in-control payments as a condition to closing the transaction. In addition, the purchase price of $1.3 billion in the Original CareFirst Merger Agreement was increased by $70.0 million to $1.37 billion in the Amended CareFirst Merger Agreement. If the purchase price is paid solely in cash, the Amended CareFirst Merger Agreement allows up to $850.0 million of the purchase price to be financed by debt or equity offerings by the Company. If applicable law allows non-cash consideration, the purchase price will be paid in cash and stock or notes as provided in the Original CareFirst Merger Agreement. Before the CareFirst transaction is completed, CareFirst and certain of its subsidiaries will convert from their current status as not-for-profit corporations into for-profit, stock corporations. As part of this conversion, CareFirst will issue 100% of its outstanding common stock to charitable foundations established according to applicable law. If the transaction is consummated, on the closing date, one non-employee member of the existing Board of Directors of CareFirst will be appointed to the Company's Board of Directors. The chief executive officer of CareFirst will be named the president of the Company's southeast business region. Other senior executives of CareFirst will be assigned significant responsibilities with respect to the business of the Company in that area.

        The conversion will require the approval of insurance regulators in Maryland, Delaware and the District of Columbia, where CareFirst and its affiliates are domiciled. In addition, Group Hospitalization and Medical Services, Inc., CareFirst's operating affiliate in the District of Columbia, must have its federal charter amended or repealed by the United States Congress (subject to presidential approval) and obtain approval from the Washington, D.C. corporation counsel. The acquisition of CareFirst is also subject to antitrust clearance by the U.S. Department of Justice and the Federal Trade Commission and the receipt of a private letter ruling from the Internal Revenue Service that the conversion of CareFirst will constitute a tax-free reorganization and that gain or loss recognized by the holders of CareFirst stock in the merger will not be subject to unrelated business income tax.

        On March 5, 2003, the Maryland insurance commissioner issued an order disapproving the conversion of CareFirst to a for-profit entity. The Maryland legislature has 90 days to review the matter and has the power to veto the commissioner's decision. The Company has 30 days from the date of the commissioner's order to appeal the order. WellPoint intends to review the decision in greater detail and decide what actions, if any, are appropriate.

EXHIBIT INDEX

Exhibit Number
2.01	Amended and Restated Recapitalization Agreement dated as of March 31, 1995 by and among the Registrant, Blue Cross of California, Western Health Partnerships and Western Foundation for Health Improvement, incorporated by reference to Exhibit 2.1 to the Registrant's Registration Statement on Form S-4 dated April 8, 1996.
2.02
Amended and Restated Agreement and Plan of Merger dated as of November 29, 2000 by and among Cerulean Companies, Inc., the Registrant and Water Polo Acquisition Corp., incorporated by reference to Exhibit 2.01 to the Registrant's Current Report on Form 8-K dated March 15, 2001.
2.03
Agreement and Plan of Merger dated as of October 17, 2001 by and among the Registrant, RightCHOICE Managed Care, Inc. and RWP Acquisition Corp., incorporated by reference to Exhibit 2.1 to the Registrant's Registration Statement on Form S-4 (Registration No. 333-73382).
2.04
Amended and Restated Agreement and Plan of Merger dated as of January 24, 2003 by and among the Registrant, CareFirst, Inc. and Congress Acquisition Corp., incorporated by reference to Exhibit 99.2 to the Registrant's Current Report on Form 8-K dated January 24, 2003.
3.01	Restated Certificate of Incorporation of the Registrant, incorporated by reference to Exhibit 3.1 to the Registrant's Current Report on Form 8-K dated August 4, 1997 (File No. 001-13083).
3.02	Bylaws of the Registrant, incorporated by reference to Exhibit 4.2 to the Registrant's Registrant Statement on Form S-8 (Registration No. 333-90701).
4.01	Specimen of Common Stock certificate of the Registrant.
4.02	Restated Certificate of Incorporation of the Registrant (included in Exhibit 3.01).
4.03	Bylaws of the Registrant (included in Exhibit 3.02).
4.04
Amended and Restated Indenture dated as of June 8, 2001 by and between the Registrant and the Bank of New York, as trustee, incorporated by reference to Exhibit 4.3 to the Registrant's Current Report on Form 8-K dated June 7, 2001.
4.05	Form of Note evidencing the Registrant's 6 3/8% Notes due 2006, incorporated by reference to Exhibit 4.1 to the Registrant's Current Report on Form 8-K dated June 12, 2001.
4.06	Form of Note evidencing the Registrant's 6 3/8% Notes due 2012, incorporated by reference to Exhibit 4.1 to the Registrant's Current Report on Form 8-K dated January 11, 2002.
10.01
Undertakings dated January 7, 1993 by the Registrant, Blue Cross of California and certain subsidiaries to the California Department of Corporations, incorporated by reference to Exhibit 10.24 to the Registrant's Form S-1 Registration Statement No. 33-54898.
10.02*
Supplemental Pension Plan of Blue Cross of California, incorporated by reference to Exhibit 10.15 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1992 (File No. 1-11628).
10.03*	Form of Indemnification Agreement between the Registrant and its Directors and Officers, incorporated by reference to Exhibit 10.17 to the Registrant's Form S-1 Registration Statement No. 33-54898.
10.04*
Officer Severance Agreement dated as of July 1, 1993 between the Registrant and Thomas C. Geiser, incorporated by reference to Exhibit 10.24 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1993 (File No. 1-11628).

10.05
Orders Approving Notice of Material Modification and Undertakings dated September 7, 1995, by Blue Cross of California, the Registrant and the Registrant's subsidiaries to the California Department of Corporations, incorporated by reference to Exhibit 10.47 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1995 (File No. 1-11628).
10.06
Lease Agreement dated as of January 1, 1996 by and between TA/Warner Center Associates II, L.P., and the Registrant, incorporated by reference to Exhibit 10.46 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1995 (File No. 1-11628).
10.07*
Letter dated November 13, 1995 from the Registrant to D. Mark Weinberg regarding severance benefits, together with underlying Officer Severance Agreement, incorporated by reference to Exhibit 10.48 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1995 (File No. 1-11628).
10.08*
Letter dated November 13, 1995 from the Registrant to Thomas C. Geiser regarding severance benefits, incorporated by reference to Exhibit 10.49 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1995 (File No. 1-11628).
10.09
Amended and Restated Undertakings dated March 5, 1996 by Blue Cross of California, the Registrant and certain of its subsidiaries to the California Department of Corporations, incorporated by reference to Exhibit 99.1 to the Registrant's Current Report on Form 8-K dated March 5, 1996 (File No. 1-11628).
10.10
Indemnification Agreement dated as of May 17, 1996 by and among the Registrant, WellPoint Health Networks Inc., a Delaware corporation, and Western Health Partnerships, incorporated by reference to Exhibit 99.9 to the Registrant's Current Report on Form 8-K dated May 20, 1996 (File No. 333-03292-01).
10.11
Amended and Restated Share Escrow Agent Agreement dated as of August 4, 1997 by and between the Registrant and U.S. Trust Company of California, N.A., incorporated by reference to Exhibit 99.4 to the Registrant's Current Report on Form 8-K dated August 4, 1997 (File No. 001-13083).
10.12
Blue Cross License Agreement effective as of January 31, 2002 by and among the Registrant and the Blue Cross and Blue Shield Association (the "BCBSA"), incorporated by reference to Exhibit 10.12 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2001.
10.13
Blue Cross Affiliate License Agreement effective as of August 4, 1997 by and between the BCBSA and Blue Cross of California, incorporated by reference to Exhibit 99.8 of Registrant's Current Report on Form 8-K dated August 4, 1997 (File No. 001-13083).
10.14
Blue Cross Affiliate License Agreement effective as of August 4, 1997 by and between the BCBSA and BC Life & Health Insurance Company, incorporated by reference to Exhibit 99.9 to the Registrant's Current Report on Form 8-K dated August 4, 1997 (File No. 001-13083).
10.15
Blue Cross Controlled Affiliate License Agreement Applicable to Life Insurance Companies effective as of August 4, 1997 by and between the BCBSA and BC Life & Health Insurance Company, incorporated by reference to Exhibit 99.10 to the Registrant's Current Report on Form 8-K dated August 4, 1997 (File No. 001-13083).
10.16
Undertakings dated July 31, 1997 by the Registrant, Blue Cross of California and WellPoint California Services, Inc. to the California Department of Corporations, incorporated by reference to Exhibit 99.12 to the Registrant's Current Report on Form 8-K dated August 4, 1997 (File No. 001-13083).
10.17*
401(k) Retirement Savings Plan (as amended through January 1, 2001), incorporated by reference to Exhibit 10.23 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2000.

10.18*	WellPoint 2003 Officer Benefit Enrollment Guide Brochure, as amended.
10.19
Amendment No. 1 dated as of June 12, 1998 to the Amended and Restated Share Escrow Agent Agreement by and between the Registrant and U.S. Trust Company of California, N.A., incorporated by reference to Exhibit 99.3 to the Registrant's Current Report on Form 8-K dated June 12, 1998 (File No. 333-31599).
10.20*
WellPoint Health Networks Inc. Officer Change-in-Control Plan (as amended and restated through December 4, 2001), incorporated by reference to Exhibit 10.22 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2001.
10.21*
WellPoint Health Networks Inc. Officer Severance Plan (as adopted December 4, 2001), incorporated by reference to Exhibit 10.23 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2001.
10.22*
WellPoint Health Networks Inc. Management Bonus Plan effective as of January 1, 2000, incorporated by reference to Exhibit 10.32 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2000.
10.23*
WellPoint Health Networks Inc. Board of Directors Deferred Compensation Plan, incorporated by reference to Exhibit 10.52 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1998 (File No. 001-13083).
10.24*
Amended and Restated Employment Agreement dated as of December 31, 2002 by and between the Registrant and Leonard D. Schaeffer, incorporated by reference to Exhibit 99.1 to the Registrant's Current Report on Form 8-K dated December 31, 2002.
10.25*
Amended and Restated Special Executive Retirement Plan dated as of December 31, 2002 by and between the Registrant and Leonard D. Schaeffer, incorporated by reference to Exhibit 99.2 to the Registrant's Current Report on Form 8-K dated December 31, 2002.
10.26*
WellPoint Health Networks Inc. 1999 Stock Incentive Plan (as amended through December 6, 2000), incorporated by reference to Exhibit 10.37 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2000.
10.27*	WellPoint Health Networks Inc. 1999 Executive Officer Annual Incentive Plan, incorporated by reference to Annex II to the Registrant's Proxy Statement on Schedule 14A dated March 28, 2001.
10.28*
WellPoint Health Networks Inc. Comprehensive Executive Non-Qualified Retirement Plan (as amended through February 1, 2001), incorporated by reference to Exhibit 10.39 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2000.
10.29*
WellPoint Health Networks Inc. 1996 Employee Stock Purchase Plan (as amended and restated effective April 1, 2000), incorporated by reference to Annex I to the Registrant's Definitive Proxy Statement on Schedule 14A dated March 23, 2000.
10.30*
WellPoint Health Networks Inc. 2000 Employee Stock Option Plan (as amended through October 19, 2001), incorporated by reference to Exhibit 10.33 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2001.
10.31*
WellPoint Health Networks Inc. Supplemental Executive Retirement Plan (as restated effective December 4, 2001), incorporated by reference to Exhibit 10.35 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2001.
10.32*
Promissory Note Secured by Deed of Trust dated September 22, 2000 made by Woodrow A. Myers, Jr., M.D. in favor of the Registrant, incorporated by reference to Exhibit 10.01 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2000.

10.33
Credit Agreement ($750,000,000 Five-Year Revolving Credit and Competitive Advance Facility) dated as of March 30, 2001 by and among the Registrant, the lenders from time to time party thereto, Bank of America, N.A., as administrative agent, and Banc of America Securities LLC and JPMorgan, as joint arrangers and joint book managers, incorporated by reference to Exhibit 10.01 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2001.
10.34
Credit Agreement ($250,000,000 364-Day Revolving Credit Facility) dated as of March 30, 2001 by and among the Registrant, the lenders from time to time party thereto, Bank of America, N.A., as administrative agent, and Banc of America Securities LLC and JPMorgan, as joint arrangers and joint book managers, incorporated by reference to Exhibit 10.02 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2001.
10.35
First Amendment to 364-Day Credit Agreement dated as of March 29, 2002, by and among the Registrant, the lenders from time to time party thereto, Bank of America, N.A., as administrative agent, and JPMorgan, a division of Chase Securities, Inc., as syndication agent, incorporated by reference to Exhibit 10.01 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2002.
10.36
Blue Cross Controlled Affiliate License Agreement dated as of March 15, 2001 by and among the BCBSA, Blue Cross and Blue Shield of Georgia, Inc. ("Georgia Blue") and the Registrant, incorporated by reference to Exhibit 10.03 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 30, 2001.
10.37
Blue Shield Controlled Affiliate License Agreement dated as of March 15, 2001 by and among the BCBSA, Georgia Blue and the Registrant, incorporated by reference to Exhibit 10.04 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 30, 2001.
10.38
Blue Cross Controlled Affiliate License Agreement dated as of March 15, 2001 by and among the BCBSA, Blue Cross Blue Shield Healthcare Plan of Georgia, Inc. ("Georgia Blue HMO") and Registrant, incorporated by reference to Exhibit 10.05 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2001.
10.39
Blue Shield Controlled Affiliate License Agreement dated as of March 15, 2001 by and among the BCBSA, Georgia Blue HMO and the Registrant, incorporated by reference to Exhibit 10.06 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2001.
10.40
Blue Cross Controlled Affiliate License Agreement Applicable to Life Insurance Companies dated as of March 15, 2001 by and among the BCBSA, Greater Georgia Life Insurance Company ("GGL") and the Registrant, incorporated by reference to Exhibit 10.07 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2001.
10.41
Blue Shield Controlled Affiliate License Agreement Applicable to Life Insurance Companies dated as of March 15, 2001 by and among the BCBSA, and GGL and the Registrant, incorporated by reference to Exhibit 10.08 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2001.
10.42*
Amendment No. 1 to the WellPoint 401(k) Retirement Savings Plan (as amended through January 1, 2001), incorporated by reference to Exhibit 10.01 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2001.
10.43
California Blue Cross License Addendum amended and restated as of January 31, 2002 by and among the Registrant and the BCBSA, incorporated by reference to Exhibit 10.46 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2001.
10.44
California Blue Shield License Addendum amended and restated as of January 31, 2002 by and among the Registrant and the BCBSA, incorporated by reference to Exhibit 10.47 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2001.

10.45
Blue Cross Controlled Affiliate License Agreement dated as of January 31, 2002 by and among the BCBSA, RightCHOICE Managed Care, Inc. ("RightCHOICE") and the Registrant, incorporated by reference to Exhibit 10.48 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2001.
10.46
Blue Shield Controlled Affiliate License Agreement dated as of January 31, 2002 by and among the BCBSA, RightCHOICE and the Registrant, incorporated by reference to Exhibit 10.49 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2001.
10.47
Blue Cross Controlled Affiliate License Agreement dated as of January 31, 2002 by and among the BCBSA, Healthy Alliance Life Insurance Company ("HALIC") and the Registrant, incorporated by reference to Exhibit 10.50 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2001.
10.48
Blue Shield Controlled Affiliate License Agreement dated as of January 31, 2002 by and among the BCBSA, HALIC and the Registrant, incorporated by reference to Exhibit 10.51 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2001.
10.49
Blue Cross Controlled Affiliate License Agreement dated as of January 31, 2002 by and among the BCBSA, HMO Missouri, Inc. ("HMO Missouri") and the Registrant, incorporated by reference to Exhibit 10.52 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2001.
10.50
Blue Shield Controlled Affiliate License Agreement dated as of January 31, 2002 by and among the BCBSA, HMO Missouri and the Registrant, incorporated by reference to Exhibit 10.53 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2001.
10.51*
Amendment No. 2 to the WellPoint 401(k) Retirement Savings Plan (as amended through January 1, 2001), incorporated by reference to Exhibit 10.55 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2001.
10.52*
Amendment No. 3 to the WellPoint 401(k) Retirement Savings Plan (as amended through January 1, 2001), incorporated by reference to Exhibit 10.56 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2001.
10.53*
Amendment No. 4 to the WellPoint 401(k) Retirement Savings Plan (as amended through January 1, 2001), incorporated by reference to Exhibit 10.57 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2001.
10.54
Blue Shield License Agreement effective as of January 31, 2002 by and between the Registrant and the BCBSA, incorporated by reference to Exhibit 10.58 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2001.
10.55*
RightCHOICE Managed Care, Inc. 2001 Stock Incentive Plan effective May 1, 2001, incorporated by reference to Exhibit 10 to the Registration Statement on Form S-8 of RightCHOICE Managed Care, Inc. (File No. 333-62898).
10.56*
RightCHOICE Managed Care, Inc. 1994 Equity Incentive Plan, incorporated by reference to Exhibit 4(c) of the Post-Effective Amendment No. 2 on Form S-8 to Registration Statement on Form S-4 of RightCHOICE Managed Care, Inc. (File No. 333-34750).
10.57*
RightCHOICE Managed Care, Inc. Nonemployee Directors' Stock Option Plan, incorporated by reference to Exhibit 10.16 to the Registration Statement on Form S-1 of RightCHOICE Managed Care, Inc., a Missouri corporation (File No. 33-77798).
10.58*
Restatement of the RightCHOICE Managed Care, Inc. Executive Deferred Compensation Plan, incorporated by reference to Exhibit 4(c) of the Registration Statement on Form S-8 of RightCHOICE Managed Care, Inc. (File No. 333-51336).

10.59*
RightCHOICE Managed Care, Inc. Supplemental Executive Retirement Plan as restated effective October 10, 2001, incorporated by reference to Exhibit 10.06 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2002.
10.60*
Letter agreement dated February 4, 2002 between the Registrant and John A. O'Rourke, incorporated by reference to Exhibit 10.07 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2002.
10.61*
Amendment No. 1 to RightCHOICE Managed Care, Inc. Executive Deferred Compensation Plan effective as of October 15, 2001, incorporated by reference to Exhibit 10.08 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2002.
10.62*
Amendment to the WellPoint 401(k) Retirement Savings Plan effective as of April 30, 2002, incorporated by reference to Exhibit 10.01 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2002.
10.63*
WellPoint Health Networks Inc. Comprehensive Executive Non-Qualified Retirement Plan (as amended through September 1, 2002), incorporated by reference to Exhibit 10.01 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2002.
10.64*
Amendment to the WellPoint 401(k) Retirement Savings Plan effective as of September 1, 2002, incorporated by reference to Exhibit 10.02 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2002.
10.65*
Amendment to the WellPoint 401(k) Retirement Savings Plan effective as of November 17, 2002, incorporated by reference to Exhibit 10.03 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2002.
10.66*	Amendment to the WellPoint 401(k) Retirement Savings Plan (as amended through March 1, 2002) dated March 16, 2003.
10.67	Blue Cross Controlled Affiliate License Agreement Applicable to Life Insurance Companies dated October 4, 2002 by and between the BCBSA and HALIC.
10.68	Blue Shield Controlled Affiliate License Agreement Applicable to Life Insurance Companies dated October 4, 2002 by and between the BCBSA and HALIC.
10.69*	EGTRRA Amendment to the WellPoint 401(k) Retirement Savings Plan (as amended through March 1, 2002) dated December 4, 2002.
21	List of Subsidiaries of the Registrant.
23.1	Consent of Independent Accountants.
24	Power of Attorney (included on Signature Page).
99.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350.
99.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350.

*
Management contract or compensatory plan or arrangement

QuickLinks

PART I
Item 1. Business.
Item 2. Properties.
Item 3. Legal Proceedings.
Item 4. Submission of Matters to a Vote of Security Holders.
PART II
Item 5. Market for the Registrant's Common Equity and Related Stockholder Matters.
Item 6. Selected Financial Data.
Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.
Item 7A. Quantitative and Qualitative Disclosures About Market Risk.
Item 8. Financial Statements and Supplementary Data.
Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.
PART III
Item 10. Directors and Executive Officers of the Registrant.
Item 11. Executive Compensation.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
Item 13. Certain Relationships and Related Transactions.
Item 14. Controls and Procedures.
PART IV
Item 15. Exhibits, Financial Statement Schedules and Reports on Form 8-K.
EXHIBIT INDEX