Form 10-Q
period 2003-03-31
WELLPOINT HEALTH NETWORKS INC /DE/
filed 2003-05-15
CIK 1013220

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2003

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission File Number 001-13083

WELLPOINT HEALTH NETWORKS INC.

(Exact name of registrant as specified in its charter)

Delaware	95-4635504
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

1 WellPoint Way, Thousand Oaks, California	91362
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code (818) 234-4000

Not Applicable
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒  No  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).  Yes  ☒  No  ☐

As of May 7, 2003, there were approximately 145,489,834 shares of Common Stock, $0.01 par value of the registrant outstanding.

WellPoint Health Networks Inc.

Quarterly Report on Form 10-Q for the Quarter Ended March 31, 2003

PART I. FINANCIAL INFORMATION

ITEM 1.                       Financial Statements

WellPoint Health Networks Inc.

Consolidated Balance Sheets

(In thousands, except share data)	March 31, 2003	December 31, 2002
	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$1,679,447	$1,355,616
Investment securities, at market value	5,445,015	5,282,887
Receivables, net	1,294,028	1,223,232
Deferred tax assets, net	316,020	310,245
Other current assets	234,615	208,711
Total Current Assets	8,969,125	8,380,691
Property and equipment, net	348,264	346,351
Intangible assets, net	728,397	737,461
Goodwill, net	1,693,242	1,691,771
Long-term investments, at market value	136,890	134,274
Other non-current assets	177,592	180,083
Total Assets	$12,053,510	$11,470,631

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Medical claims payable	$2,508,672	$2,422,331
Reserves for future policy benefits	73,057	68,907
Unearned premiums	503,413	495,508
Accounts payable and accrued expenses	1,103,588	1,144,662
Experience rated and other refunds	247,665	251,743
Income taxes payable	263,860	140,881
Security trades pending payable	503,869	428,851
Other current liabilities	925,264	798,966
Total Current Liabilities	6,129,388	5,751,849
Accrued postretirement benefits	125,260	123,042
Reserves for future policy benefits, non-current	222,169	214,328
Long-term debt	1,163,565	1,011,578
Deferred tax liabilities	188,618	187,020
Other non-current liabilities	205,944	206,117
Total Liabilities	8,034,944	7,493,934
Stockholders' Equity:
Preferred Stock - $0.01 par value, 50,000,000 shares authorized, none issued and outstanding	—	—
Common Stock - $0.01 par value, 300,000,000 shares authorized, 149,748,101 issued at March 31, 2003 and December 31, 2002	1,497	1,497
Treasury stock, at cost, 4,653,709 and 2,697,958 shares at March 31, 2003 and December 31, 2002, respectively	(304,366)	(173,842)
Additional paid-in capital	1,798,242	1,812,004
Retained earnings	2,508,307	2,315,254
Accumulated other comprehensive income	14,886	21,784
Total Stockholders' Equity	4,018,566	3,976,697
Total Liabilities and Stockholders' Equity	$12,053,510	$11,470,631

See the accompanying notes to the consolidated financial statements.

WellPoint Health Networks Inc.

Consolidated Income Statements

(Unaudited)

	Quarter Ended March 31,
(In thousands, except earnings per share)	2003	2002
Revenues:
Premium revenue	$4,548,305	$3,698,659
Management services and other revenue	226,171	184,437
Investment income	66,315	59,914
	4,840,791	3,943,010
Operating Expenses:
Health care services and other benefits	3,717,500	2,982,604
Selling expense	191,997	155,725
General and administrative expense	589,669	542,089
	4,499,166	3,680,418
Operating Income	341,625	262,592
Interest expense	12,774	16,485
Other expense, net	7,004	10,923
Income before Provision for Income Taxes	321,847	235,184
Provision for income taxes	128,794	94,084
Net Income	$193,053	$141,100

Earnings Per Share	$1.33	$1.01
Earnings Per Share Assuming Full Dilution	$1.29	$0.97

Weighted Average Shares Outstanding	145,613	139,089
Fully Diluted Weighted Average Shares Outstanding	149,171	145,856

See the accompanying notes to the consolidated financial statements.

WellPoint Health Networks Inc.

Consolidated Statement of Changes in Stockholders' Equity

(Unaudited)

(In thousands)	Preferred Stock	Common Stock				Additional Paid in Capital	Retained Earnings	Accumulated Other Comprehensive Income (loss)	Total
		Issued		In Treasury
		Shares	Amount	Shares	Amount

Balance as of December 31, 2002	$—	149,748	$1,497	2,698	$(173,842)	$1,812,004	$2,315,254	$21,784	$3,976,697
Stock grants to employees and directors				(475)	30,690				30,690
Stock issued for employee stock option plans				(481)	31,200	7,856			39,056
Stock repurchased, at cost				2,912	(192,414)				(192,414)
Net losses from treasury stock reissued						(21,618)			(21,618)
Comprehensive income (loss)
Net income							193,053		193,053
Other comprehensive income, net of tax
Change in unrealized valuation adjustment on investment securities, net of reclassification adjustment								(6,898)	(6,898)
Total comprehensive income (loss)							193,053	(6,898)	186,155

Balance as of March 31, 2003	$—	149,748	$1,497	4,654	$(304,366)	$1,798,242	$2,508,307	$14,886	$4,018,566

See the accompanying notes to the consolidated financial statements.

WellPoint Health Networks Inc.

Consolidated Statements of Cash Flows

(Unaudited)

	Quarter Ended March 31,
(In thousands)	2003	2002
Cash flows from operating activities:
Net Income	$193,053	$141,100
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization, net of accretion	37,835	26,398
Gain on sales of assets, net	(7,867)	(9,496)
Amortization of deferred gain on sale of building	—	(1,107)
Accretion of interest on zero coupon convertible subordinated debentures and 6 3/8% Notes due 2012 and 6 3/8% Notes due 2006	70	830
(Increase) decrease in certain assets:
Receivables, net	(169,745)	(81,186)
Other current assets	(26,028)	(39,452)
Other non-current assets	4,530	(15,422)
Increase (decrease) in certain liabilities:
Medical claims payable	86,341	138,702
Reserves for future policy benefits	11,991	5,763
Unearned premiums	7,905	(36,002)
Accounts payable and accrued expenses	(40,384)	26,795
Experience rated and other refunds	(4,078)	1,403
Income taxes payable	128,836	64,450
Other current liabilities	89,143	58,074
Accrued postretirement benefits	2,218	2,600
Other non-current liabilities	(173)	14,518
Net cash provided by operating activities	313,647	297,968
Cash flows from investing activities:
Investments purchased	(2,046,457)	(1,697,465)
Proceeds from investments sold and matured	2,045,006	1,240,286
Property and equipment purchased	(23,268)	(28,387)
Proceeds from property and equipment sold	117	3,463
Acquisition of new businesses, net of cash acquired	—	(310,967)
Net cash used in investing activities	(24,602)	(793,070)
Cash flows from financing activities:
Net repayment of long-term debt under the revolving credit facility	—	(10,000)
Net borrowing of commercial paper	149,878	—
Net borrowing of long-term debt under 6 3/8% Notes due 2012	—	348,905
Change in advances on securities lending deposits	37,050	—
Proceeds from issuance of Common Stock	40,272	67,049
Common Stock repurchased	(192,414)	(122,265)
Net cash provided by financing activities	34,786	283,689
Net increase (decrease) in cash and cash equivalents	323,831	(211,413)
Cash and cash equivalents at beginning of period	1,355,616	1,028,476
Cash and cash equivalents at end of period	$1,679,447	$817,063

See the accompanying notes to the consolidated financial statements.

WellPoint Health Networks Inc.

Notes to Consolidated Financial Statements

(Unaudited)

1.              Organization

WellPoint Health Networks Inc. (the “Company” or “WellPoint”) is one of the nation’s largest publicly traded managed health care companies.  As of March 31, 2003, WellPoint had approximately 13.5 million medical members and approximately 49.2 million specialty members.  Through its subsidiaries, the Company offers a broad spectrum of network-based managed care plans to the large and small employer, individual and senior markets.  The Company’s managed care plans include preferred provider organizations (“PPOs”), health maintenance organizations (“HMOs”), point-of-service (“POS”) plans and other hybrid plans and traditional indemnity plans.  In addition, the Company offers managed care services, including underwriting, actuarial services, network access, medical management and claims processing. The Company also provides a broad array of specialty and other products and services including pharmacy benefits management, dental, vision, life insurance, preventive care, disability insurance, behavioral health, COBRA and flexible benefits account administration.  The Company markets its products in California primarily under the name Blue Cross of California, in Georgia primarily under the name Blue Cross Blue Shield of Georgia, in various parts of Missouri (including the greater St. Louis area) under the name Blue Cross Blue Shield of Missouri and in various parts of the country under the name UNICARE or HealthLink. These products are marketed by the Company’s various operating subsidiaries throughout the United States. The Company holds the exclusive right in California to market its products under the Blue Cross name and mark and in Georgia and in 85 counties in Missouri (including the greater St. Louis area) to market its products under the Blue Cross and Blue Shield names and marks. The Company’s customer base is diversified, with extensive membership among large and small employer groups and individuals and in the Medicare and Medicaid markets.

2.              Basis of Presentation

The accompanying unaudited consolidated financial statements of WellPoint have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial reporting.  In accordance with the rules and regulations of the SEC, certain footnotes or other financial information have been condensed or omitted if they substantially duplicate the disclosures contained in the Company’s annual audited financial statements.  In the opinion of management, the interim financial statements reflect all material adjustments (which are of a normal recurring nature) necessary for a fair statement of its financial position as of March 31, 2003, the results of its operations for the quarters ended March 31, 2003 and 2002, its changes in stockholders’ equity for the quarter ended March 31, 2003 and its cash flows for the quarters ended March 31, 2003 and 2002.  The results of operations for the interim periods presented are not necessarily indicative of the operating results for the full year.  These unaudited consolidated financial statements should be read together with the consolidated financial statements and notes included in the Company’s annual report on Form 10-K for the year ended December 31, 2002. The Company has reclassified certain prior year amounts in the accompanying unaudited consolidated financial statements to conform to the 2003 presentation.

3.              New Accounting Pronouncements

In December 2002, the FASB amended the transition and disclosure requirements of Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (“SFAS No. 123”), through the issuance of Statement of Financial Accounting Standards No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure” (“SFAS No. 148”). SFAS No. 148 amends the disclosures that a company is required to make in its annual and interim financial statements. These disclosures are required regardless of whether a company is using the intrinsic value method under APB Opinion No. 25, “Accounting for Stock Issued to Employees” or the fair value based method under SFAS No. 123 to account for its stock-based employee compensation. SFAS No. 148 also provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. SFAS No. 148 is effective for fiscal years ending after December 15, 2002. The Company plans to continue to account for stock-based employee compensation under the intrinsic value-based method. The impact of the fair value-based method on reported income is disclosed in Note 8.

4.              Acquisitions

On April 30, 2002, the Company completed its acquisition of Methodist Care, Inc. (“MethodistCare”), which served over 70,000 members in the Houston, Texas and surrounding areas at the time of acquisition. This acquisition was intended to enable UNICARE, WellPoint’s national operating unit, to expand its product line by offering HMO and open-access products in the Gulf Coast and surrounding regions in Texas, including the greater Houston-Galveston metropolitan area. As a result of the acquisition, the Company recognized an extraordinary gain of $8.9 million, or $0.06 per share assuming full dilution, for the year ended December 31, 2002, due to an excess of the fair value of net assets over acquisition costs.

On January 31, 2002, WellPoint completed its merger, through its wholly owned subsidiary, RWP Acquisition Corp., with RightCHOICE Managed Care, Inc. (“RightCHOICE”), the parent company of Blue Cross and Blue Shield of Missouri, which served approximately 2.2 million medical members as of January 31, 2002. Under the terms of the transaction, total consideration paid to all holders of RightCHOICE common stock and holders of employee stock options in the merger was approximately $379.1 million in cash and 16.5 million shares of WellPoint Common Stock. The Company issued approximately 11.1 million shares from treasury stock and the remaining 5.4 million shares from newly issued shares of WellPoint Common Stock. The total purchase price of approximately $1,503.7 million was used to purchase net assets with a fair value of approximately $308.8 million. This acquisition was accounted for under the purchase method of accounting and, accordingly, the consolidated results of operations of the Company include the results of RightCHOICE from the date of acquisition. As a result of the acquisition of RightCHOICE, the Company incurred $52.6 million in expenses primarily related to change-in-control payments to RightCHOICE management and transaction costs.  Generally accepted accounting principles require that these expenses, which are not associated with the generation of future revenues and have no future economic benefit, be reflected as assumed liabilities in the allocation of the purchase price to the net assets acquired. Goodwill and other intangibles totaling $1,339.9 million includes $108.4 million of deferred and current tax liabilities relating to identified intangibles. With the adoption of Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (“SFAS No. 142”), goodwill and other intangible assets with indefinite useful lives are no longer amortized, but are instead subject to impairment tests. Identified intangibles with definite useful lives are being amortized on a straight-line basis or the timing of related cash flows depending upon the expected amortization pattern over 15 to 20 years. The purchase price allocation between goodwill and identifiable intangible assets was $1,073.8 million and $266.1 million, respectively.

5.              Goodwill and Other Intangible Assets

The Company adopted SFAS No. 142 on January 1, 2002 and no longer amortizes goodwill and other intangible assets with indefinite useful lives. In accordance with SFAS No. 142, the Company completed the transitional evaluation of its goodwill and other intangible assets at January 1, 2002 and the annual evaluation at December 31, 2002, and determined that there was no impairment loss.

The changes in the carrying amount of goodwill by reportable segment are as follows:

(In thousands)	Health Care	Specialty	Consolidated
Balance as of January 1, 2002	$646,375	$14,971	$661,346
Goodwill acquired during 2002	1,074,322	—	1,074,322
Final allocation of Cerulean goodwill and acquired intangibles	(47,361)	—	(47,361)
Reclassification from other intangible assets, net of accumulated amortization of $2,005	3,464	—	3,464
Balance as of December 31, 2002	1,676,800	14,971	1,691,771
Final purchase accounting adjustments for RightCHOICE goodwill	1,471	—	1,471
Balance as of March 31, 2003	$1,678,271	$14,971	$1,693,242

On January 31, 2002, WellPoint completed its merger with RightCHOICE as discussed in Note 4.  As a result of the acquisition of RightCHOICE, the Company recorded $1,073.8 million of goodwill and $266.1 million of identifiable intangible assets as of March 31, 2003.  The Company assumes no residual value for its amortizable intangible assets.

The following table presents details of the acquired amortized and non-amortized intangible assets of RightCHOICE at cost as of March 31, 2003:

(In thousands)	Gross Carrying Value	Useful Life (in years)	Weighted Average Useful Life (in years)
Amortized intangible assets:
Provider relationships with physicians	$4,377	20	20.0
Customer contracts and related customer relationships	90,613	16	16.0
Total amortized intangible assets	94,990		16.2

Non-amortized intangible assets:
Provider relationships with hospitals and ancillary facilities	$5,072	Indefinite	Indefinite
Trade names and service marks	166,000	Indefinite	Indefinite
Total non-amortized intangible assets	171,072

Total other intangible assets	$266,062

The gross carrying value, accumulated amortization and net carrying value of other intangible assets as of March 31, 2003 and December 31, 2002 were as follows:

(In thousands)

As of March 31, 2003	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Amortizat- ion Period (in years)
Amortized intangible assets:
Provider relationships	$29,974	$4,240	$25,734	10 to 25
Customer contracts and related customer relationships	352,699	81,952	270,747	1.5 to 20
Other	21,967	8,433	13,534	5 to 20
Total amortized intangible assets	404,640	94,625	310,015

Non-amortized intangible assets:
Provider relationships	17,122	98	17,024	Indefinite
Trade names and service marks	404,000	2,642	401,358	Indefinite
Total non-amortized intangible assets	421,122	2,740	418,382

Total other intangible assets	$825,762	$97,365	$728,397

(In thousands)

As of December 31, 2002	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Amortizat- ion Period (in years)
Amortized intangible assets:
Provider relationships	$29,974	$3,871	$26,103	10 to 25
Customer contracts and related customer relationships	352,699	73,761	278,938	1.5 to 20
Other	21,967	7,929	14,038	5 to 20
Total amortized intangible assets	404,640	85,561	319,079

Non-amortized intangible assets:
Provider relationships	17,122	98	17,024	Indefinite
Trade names and service marks	404,000	2,642	401,358	Indefinite
Total non-amortized intangible assets	421,122	2,740	418,382

Total other intangible assets	$825,762	$88,301	$737,461

For the quarters ended March 31, 2003 and 2002, amortization expense relating to intangible assets was $9.1 million and $8.8 million, respectively.  The following table presents the Company’s estimated annual amortization expense for amortized intangible assets for each of the years ending December 31, 2003, 2004, 2005, 2006 and 2007 (amounts in thousands). These estimates were calculated based on the gross carrying value of amortized intangible assets as of March 31, 2003 using the applicable amortization period.

For year ending December 31, 2003	$36,258
For year ending December 31, 2004	33,839
For year ending December 31, 2005	31,657
For year ending December 31, 2006	27,318
For year ending December 31, 2007	24,394

6.              Long-Term Debt

The carrying amount of the Company’s long-term indebtedness consisted of the following:

(In thousands)	March 31, 2003	December 31, 2002

6 3/8% Notes due 2006	$464,926	$462,838
6 3/8% Notes due 2012	349,003	348,982
Commercial paper program	349,636	199,758
Total long-term debt	$1,163,565	$1,011,578

6 3/8% Notes due 2012

On January 16, 2002, the Company issued $350.0 million aggregate principal amount at maturity of 6 3/8% Notes due January 15, 2012 (the “2012 Notes”). The net proceeds of this offering totaled approximately $348.9 million. The net proceeds from the sale of the 2012 Notes were used to partially finance the RightCHOICE merger discussed in Note 4. The 2012 Notes bear interest at a rate of 6 3/8% per annum, payable semi-annually in arrears on January 15 and July 15 of each year commencing July 15, 2002. Interest is computed on the basis of a 360-day year of twelve 30-day months. At March 31, 2003 and December 31, 2002, the Company had $349.0 million (based upon the principal amount of $350.0 million less unamortized discount) of 2012 Notes outstanding. The related interest expense and amortization of discount and issue costs for the quarters ended March 31, 2003 and 2002 totaled $5.7 million and $4.8 million, respectively.

The 2012 Notes may be redeemed, in whole or in part, at the Company’s option at any time. The redemption price for any 2012 Notes redeemed will be equal to the greater of the following amounts: 1) 100% of the principal amount of the 2012 Notes being redeemed on the redemption date; and 2) the sum of the present values of the remaining scheduled payments of principal and interest on the 2012 Notes being redeemed on that redemption date (not including any portion of any payments of interest accrued to the redemption date) discounted to the redemption date on a semiannual basis at the Treasury rate as determined by the Reference Treasury Dealer (J.P. Morgan Securities Inc. or Deutsche Banc Alex Brown or their respective successors), plus 25 basis points. In each case, the redemption price will also include accrued and unpaid interest on the 2012 Notes to the redemption date.

6 3/8% Notes due 2006

On June 15, 2001, the Company issued $450.0 million aggregate principal amount at maturity of 6 3/8% Notes due June 15, 2006 (the “2006 Notes”). The net proceeds of this offering totaled approximately $449.0 million. The net proceeds from the sale of the 2006 Notes were used for repayment of indebtedness under the Company’s revolving credit facilities. The 2006 Notes bear interest at a rate of 6 3/8% per annum, payable semi-annually in arrears on June 15 and

December 15 of each year commencing December 15, 2001. Interest is computed on the basis of a 360-day year of twelve 30-day months. At March 31, 2003 and December 31, 2002, the Company had $449.3 million (based upon the principal amount of $450.0 million less unamortized discount) of 2006 Notes outstanding. The related interest expense and amortization of discount and issue costs for each of the quarters ended March 31, 2003 and 2002 was $7.4 million.

The 2006 Notes may be redeemed, in whole or in part, at the Company’s option at any time. The redemption price for any 2006 Notes redeemed will be equal to the greater of the following amounts: 1) 100% of the principal amount of the 2006 Notes being redeemed on the redemption date; and 2) the sum of the present values of the remaining scheduled payments of principal and interest on the 2006 Notes being redeemed on that redemption date (not including any portion of any payments of interest accrued to the redemption date) discounted to the redemption date on a semi-annual basis at the Treasury rate as determined by the designated Reference Treasury Dealer (Salomon Smith Barney Inc. or UBS Warburg LLC or their respective successors), plus 25 basis points. In each case, the redemption price will also include accrued and unpaid interest on the 2006 Notes to the redemption date.

With the intention of reducing the interest expense associated with its 2006 Notes, the Company, on January 15, 2002, entered into a $200.0 million notional amount interest rate swap agreement. The swap agreement is a contract to exchange a fixed 6 3/8% rate for a LIBOR-based floating rate. The swap agreement expires June 15, 2006. As of March 31, 2003 and December 31, 2002, the Company recognized a liability adjustment, for the change in the fair value of the interest rate swap agreement, of $15.6 million and $13.6 million, respectively, related to the 2006 Notes. The Company recognized settlement income of $1.9 million and $1.0 million for the quarters ended March 31, 2003 and 2002, respectively, from this interest rate swap, which offset the Company’s interest expense (see Note 7).

The 2012 and 2006 Notes are unsecured obligations and rank equally with all of the Company’s existing and future senior unsecured indebtedness. All existing and future liabilities of the Company’s subsidiaries are and will be effectively senior to the 2012 and 2006 Notes. The indenture governing the 2012 and 2006 Notes contains a covenant that limits the ability of the Company and its subsidiaries to create liens on any of their property or assets to secure certain indebtedness without also securing the indebtedness under the 2012 and 2006 Notes.

Revolving Credit Facility

Effective as of March 30, 2001, the Company entered into two unsecured revolving credit facilities allowing aggregate indebtedness of $1.0 billion in principal amount. Upon execution of these facilities (collectively, the “revolving credit facility”), the Company terminated its prior $1.0 billion unsecured revolving facility. Borrowings under these facilities bear interest at rates determined by reference to the bank’s base rate or London InterBank Offered Rate (“LIBOR”) plus a margin determined by reference to the then-current rating of the Company’s unsecured long-term debt by specified rating agencies. A facility fee based on the facility amount, regardless of utilization, is payable quarterly. The facility fee rate is also determined by the senior unsecured long-term debt ratings by specified rating agencies. One facility, which provides for borrowings not to exceed $750.0 million at any time outstanding, expires as of March 30, 2006, although it may be extended for up to two additional one-year periods under certain circumstances. The other facility, which provides for borrowings not to exceed $250.0 million at any time outstanding, expires on March 26, 2004. Any amount outstanding under this facility as of March 26, 2004 may be converted into a one-year term loan at the option of the Company and will bear interest at rates determined by reference to the bank’s base rate or LIBOR plus a margin determined by reference to the then-current rating of the Company’s unsecured long-term debt by specified rating agencies, plus 0.125% until paid in full.

Loans under the $250.0 million facility are made on a committed basis. Loans under the $750.0 million facility are made on a committed basis or pursuant to an auction bid process. The $750.0 million facility also contains sublimits for letters of credit and “swingline” loans. Each credit agreement requires the Company to maintain certain financial ratios and contains restrictive covenants, including restrictions on the incurrence of additional indebtedness and the granting of certain liens, limitations on acquisitions and investments and limitations on changes in control. During the year ended December 31, 2002, the Company repaid the entire outstanding principal balance under the revolving credit facility of $235.0 million at December 31, 2001, which had an effective interest rate at the time of repayment of 2.76%. This repayment was funded in part by the Company’s incurrence of indebtedness described below under the heading “Commercial Paper Program.” As of March 31, 2003, the Company had no amounts outstanding under the revolving credit facility.

Zero Coupon Convertible Subordinated Debentures

On July 2, 1999, the Company issued $299.0 million aggregate principal amount at maturity of zero coupon convertible subordinated debentures due 2019 (the “Debentures”). The proceeds totaled approximately $200.8 million. The Debentures accreted interest at a yield to maturity of 2.0% per year compounded semi-annually. Holders had the option to convert the Debentures into the Company’s Common Stock at any time prior to maturity at a rate of 13.594 shares per $1,000 principal amount at maturity. In lieu of delivering shares of Common Stock upon conversion of any Debentures, the Company had the option to pay cash for the Debentures in an amount equal to the last reported sales price of its Common Stock on the trading day preceding the conversion date. The Debentures were subordinated in right of payment to all existing and future senior indebtedness. On October 6, 1999, the Board of Directors authorized the repurchase of some or all of the Company’s Debentures for cash. The Company did not repurchase any Debentures during the year ended December 31, 2001.

During 2002, all of the outstanding Debentures were either redeemed by the Company or converted. Accreted interest related to the Debentures was $0.8 million for the quarter ended March 31, 2002.

Commercial Paper Program

In April 2002, the Company commenced a commercial paper program providing for the issuance of up to $1.0 billion in aggregate maturity value of short-term indebtedness (known generally as “commercial paper”). The commercial paper is being issued by the Company without registration under the Securities Act of 1933, as amended (the “1933 Act”) in reliance upon the exemption from registration contained in Section 4(2) of the 1933 Act. The commercial paper is issued in denominations of $100,000 or integral multiples of $1,000 in excess thereof and will bear such interest rates, if interest-bearing, or will be sold at such discount from their face amounts, as agreed upon by the Company and the dealer or dealers acting in connection with the commercial paper program. The commercial paper may be issued with varying maturities up to a maximum of 270 days from the date of issuance. As of March 31, 2003 and December 31, 2002, outstanding commercial paper totaled approximately $349.6 million and $199.8 million, respectively. The average maturity for the commercial paper was 28 days for the quarter ended March 31, 2003. The weighted average yield on the outstanding commercial paper as of March 31, 2003 and December 31, 2002 was 1.47% and 1.62%, respectively. The Company intends to maintain commercial paper borrowings of at least the amount outstanding at March 31, 2003 for more than one year. Accordingly, for financial reporting purposes, the commercial paper has been classified under non-current liabilities in the accompanying Consolidated Balance Sheets. The related interest expense for the quarter ended March 31, 2003 totaled $1.1 million.

Debt Covenants

The Company’s revolving credit facility requires the maintenance of certain financial ratios and contains other restrictive covenants, including restrictions on the incurrence of additional indebtedness by subsidiaries and the granting of certain liens, limitations on acquisitions and investments and limitations on changes in control. As of March 31, 2003 and December 31, 2002, the Company was in compliance with the requirements in these agreements.

7.              Hedging Activities

The Company maintains an interest rate risk management strategy that uses derivative instruments to minimize significant, unanticipated earnings fluctuations caused by interest rate volatility. The Company’s goal is to maintain a balance between fixed and floating interest rates on its long-term debt.

By using derivative financial instruments to hedge exposures to changes in exchange rates and interest rates, the Company exposes itself to credit risk and market risk. Market risk is the adverse effect on the value of a financial instrument that results from a change in currency exchange rates or interest rates. The Company manages exposure to market risk associated with interest rate contracts by establishing and monitoring parameters that limit the types and degree of market risk that may be undertaken.

The Company uses interest rate swap agreements to manage interest rate exposures. The principal objective of such contracts is to minimize the risks and/or costs associated with financial and investing activities. The Company does not use derivative financial instruments for speculative purposes. The counterparties to these contractual arrangements are major financial institutions with which the Company also has other financial relationships. These counterparties expose the Company to credit loss in the event of non-performance. However, the Company does not anticipate non-performance by the other parties. As of March 31, 2003, the Company reported a derivative asset of $15.6 million related to a fair value hedge. The cash flow hedges on the floating rate debt under the revolving credit facility were terminated and settled in September 2002 and are discussed in further detail below.

Fair Value Hedges

With the intention of reducing the interest expense associated with its 2006 Notes, the Company, on January 15, 2002, entered into a $200.0 million notional amount interest rate swap agreement. The swap agreement is a contract to exchange a fixed 6 3/8% rate for a LIBOR-based floating rate. The swap agreement expires June 15, 2006. For the quarters ended March 31, 2003 and 2002, the Company recognized $1.9 million and $1.0 million, respectively, of income from this swap agreement, which was recorded as a reduction to interest expense. As of March 31, 2003 and December 31, 2002, the Company recognized a derivative asset of $15.6 million and $13.6 million, respectively, related to this swap agreement.

Cash Flow Hedges

The Company has entered into interest rate swap agreements to reduce the impact of changes in interest rates on its floating rate debt under its revolving credit facility. The swap agreements are contracts to exchange variable-rate for fixed-rate interest payments without the exchange of the underlying notional amounts. During the quarter ended March 31, 2002, the Company recognized net gain of $66,000, as reported in the Company’s Consolidated Income Statements, which represented the total ineffectiveness of all cash flow hedges during such period.

In September 2002, the Company terminated and settled its $150.0 million and $50.0 million notional amount interest rate swap agreements with original expiration dates of October 17, 2003 and October 17, 2006, respectively. At termination, the Company paid $17.6 million, of which $1.8 million was accrued interest and the remaining $15.8 million represented the fair value of the swap agreements at the time of termination. The fair value of the swap agreements was reflected in accumulated other comprehensive income and will be amortized as a reduction to investment income on a straight-line basis over the shorter of the original expiration dates of the interest rate swap agreements or the expected cash flows of the commercial paper program. The fair value of the $150.0 million and $50.0 million notional amount swap agreements, at termination, were $8.0 million and $7.8 million, respectively. Amortization of other comprehensive income related to the terminated swaps on a pre-tax basis for the quarter ended March 31, 2003 totaled $2.4 million, or $1.4 million after-tax. The unamortized amounts in other comprehensive income related to the $150.0 million and $50.0 million notional amount swap agreements as of March 31, 2003 totaled $4.3 million and $6.8 million, respectively. The unamortized pre-tax amounts in other comprehensive income related to the $150.0 million and $50.0 million notional amount swap agreements as of December 31, 2002 totaled $6.2 million and $7.3 million, respectively.

In December 2002, the Company decided to hedge a portion of its unrealized gain on an available-for-sale equity investment by entering into a zero-cost equity collar. The Company’s intent is to limit any cash flow impact caused by any downside price movement in the stock with its anticipated sale. As a result, the Company has designated the equity collar as a cash flow hedge. The collar was created by combining a purchased put option with a written call option. As of March 31, 2003, the price of the equity investment remained within the range of the equity collar and, as a result of the changes in fair value of the option contracts (time value), the Company recorded approximately $125,000 of a net derivative asset and a corresponding gain in other comprehensive income.

8.              Stock-Based Compensation

At March 31, 2003, the Company had three stock-based employee compensation plans: the 1999 Stock Incentive Plan, the 2000 Employee Stock Option Plan and the Employee Stock Purchase Plan. The Company accounts for these plans under the recognition and measurement principles of APB Opinion No. 25, “Accounting for Stock Issued to Employees” and related FASB interpretations. Accordingly, compensation cost for stock options under existing plans is measured as the excess, if any, of the quoted market price of the Company’s Common Stock at the date of the grant over the amount an employee must pay to acquire the stock. No stock-based employee compensation cost is reflected in net income, as all options granted under those plans had an exercise price equal to the market value of the underlying Common Stock on the date of grant.

The following table illustrates the pro forma effect on net income and earnings per share if the Company had applied the fair value recognition provisions of Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” as amended by Statement of Financial Accounting Standards No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure,” for the quarters ended March 31, 2003 and 2002.

	Quarter Ended March 31,
	2003	2002
	(In millions, except per share amounts)

Net income—as reported	$193.1	$141.1
Less: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(16.8)	(12.4)
Net income—pro forma	$176.3	$128.7

Earnings per share—as reported	$1.33	$1.01
Earnings per share—pro forma	$1.21	$0.93
Earnings per share assuming full dilution—as reported	$1.29	$0.97
Earnings per share assuming full dilution—pro forma	$1.18	$0.88

The above pro forma disclosures may not be representative of the effects on reported pro forma net income for future years.

9.              Earnings Per Share

The following is an illustration of the dilutive effect of the Company’s potential Common Stock on earnings per share (“EPS”). For the quarters ended March 31, 2003 and 2002, there were outstanding stock options to purchase approximately 762,000 and 4,788,000 shares of Common Stock, respectively, for which the exercise price was greater than the average market per share price of Common Stock during the period presented. Since the effect of these options was antidilutive, they have been excluded from the computation of the diluted earnings per share below.

	Quarter Ended March 31,
(In thousands, except per share data)	2003	2002
Basic Earnings Per Share Calculation:
Numerator
Net Income	$193,053	$141,100

Denominator
Weighted average shares outstanding	145,613	139,089

Earnings Per Share	$1.33	$1.01

Earnings Per Share Assuming Full Dilution Calculation:
Numerator
Net Income	$193,053	$141,100
Interest expense on zero coupon convertible subordinated debentures, net of tax	—	483
Adjusted Net Income	$193,053	$141,583

Denominator
Weighted average shares outstanding	145,613	139,089
Net effect of dilutive stock options	3,558	3,804
Assumed conversion of zero coupon convertible subordinated debentures	—	2,963
Fully diluted weighted average shares outstanding	149,171	145,856

Earnings Per Share Assuming Full Dilution	$1.29	$0.97

10.       Comprehensive Income

The following summarizes comprehensive income (loss) reclassification adjustments for the quarters ended March 31, 2003 and 2002:

	Quarter Ended March 31,
(In thousands)	2003	2002

Investment Securities:
Net holding loss on investment securities arising during the period, net of tax benefit of $6,794 and $31,048	$(10,635)	$(50,621)
Reclassification adjustment for realized gain on investment securities, net of tax expense of $2,455 and $4,516	3,737	6,775
	(6,898)	(43,846)
Cash Flow Hedges:
Holding gain related to swap transactions, net of tax expense of $1,161	—	1,676

Other:
Net change in pension liability, net of tax expense of $295	—	442

Net loss recognized in other comprehensive income, net of tax benefit of $4,339 and $25,076	$(6,898)	$(41,728)

11.       Business Segment Information

As a result of the January 31, 2002 acquisition of RightCHOICE, the organizational structure of the Company changed effective February 1, 2002. As a result of these changes, the Company has the following two reportable segments: Health Care and Specialty. The Health Care segment is an aggregation of four operating segments: California, Central, Georgia and Senior/State-Sponsored programs. These Health Care operating segments all have similar characteristics and meet the following five aggregation criteria as defined under paragraph 17 of Statement of Financial Accounting Standards No. 131, “Disclosures About Segments of an Enterprise and Related Information” (“SFAS No. 131”):

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

(5)   The health care industry is highly regulated at both the federal and state levels. All of the geographies must comply with the same federal regulations. While each state’s laws are in some respects unique, many states have similar laws and regulations applicable to managed care and insurance companies.

The Company’s focus on regional concentration allows management to understand and meet customer needs while effectively managing the cost structure. The Company’s chief operating decision maker (Chief Executive Officer) reviews the results of operations on a regular basis and holds each Division President accountable for his or her segment’s operating results. These operating segments comprising the Health Care segment provide a broad spectrum of network-based health plans, including PPOs, HMOs, POS plans, other hybrid plans and traditional indemnity products, to large and small employers and individuals as well as other health care-related products, such as vision, preventive care, COBRA and flexible benefits account administration. The Specialty business is maintained as a separate segment providing an array of specialty products, including pharmacy benefits management, dental, life insurance, disability insurance, behavioral health and workers’ compensation managed care services. Amounts under the heading “Corporate and Other” include net investment income, general and administrative expense and interest expense not allocable to the reportable segments. Also included in Corporate and Other are the operating results from the Company’s captive general insurance agency which has not met the quantitative thresholds for an operating segment under SFAS No. 131. The operating results for the Company’s captive general insurance agency were reported in the Health Care segment for the quarter ended March 31, 2002.

The accounting policies of the segments are consistent with generally accepted accounting principles in the United States. The following tables present segment information for the Health Care and Specialty segments for the quarters ended March 31, 2003 and 2002, respectively. The amounts for the quarter ended March 31, 2002 reflect a new method of cost allocation as reviewed by the chief operating decision maker effective January 1, 2003.  As a result of this change, the net income for the Health Care segment decreased by $14.2 million while the Specialty segment increased by $14.2 million.  In addition, the operating results by segment for the quarter ended March 31, 2002 have been reclassified to conform to a 2003 change in a segment manager’s responsibility.  This change resulted in a $1.3 million decrease in management services and other revenue for the Health Care segment with a corresponding increase in the Specialty segment.  The related net income decreased by $1.0 million for the Health Care segment while the Specialty and Corporate and Other segments increased by $0.6 million and $0.4 million, respectively.

Intersegment revenues include internal pharmaceutical sales by the Company's mail order pharmacy to the Health Care segment's members, utilization review fees (primarily related to behavioral health services) and claims and rebate processing fees recognized by the Specialty segment for pharmacy benefit management services provided to the Health Care segment. For the quarter ended March 31, 2003, pharmaceutical sales totaled $93.1 million and utilization review fees and claims and rebate processing fees totaled $21.6 million. For the quarter ended March 31, 2002, pharmaceutical sales totaled $60.6 million.  Utilization review fees and claims and rebate processing fees for the quarter ended March 31, 2002 were not separately identified; estimating such fees would be impractical. All intersegment transactions are eliminated in consolidation under the caption “Corporate and Other.”

Quarter Ended March 31, 2003

	Health		Corporate
	Care	Specialty	and Other	Consolidated
(In thousands)
Premium revenue	$4,417,465	$130,840	$—	$4,548,305
Management services and other revenue	188,534	36,967	670	226,171
Total revenue from external customers	4,605,999	167,807	670	4,774,476
Intersegment revenues	—	114,667	(114,667)	—

Segment net income (loss)	$173,040	$31,708	$(11,695)	$193,053

Quarter Ended March 31, 2002

	Health		Corporate
	Care	Specialty	and Other	Consolidated
(In thousands)
Premium revenue	$3,575,725	$122,934	$—	$3,698,659
Management services and other revenue	152,405	32,032	—	184,437
Total revenue from external customers	3,728,130	154,966	—	3,883,096
Intersegment revenues	—	60,613	(60,613)	—

Segment net income (loss)	$130,403	$19,057	$(8,360)	$141,100

12.       Related Party Transactions

In December 2000, the Company formed The WellPoint Foundation (the “Foundation”), a non-profit organization exempt from federal taxation under Section 501(c)(3) of the Internal Revenue Code.  The purpose of the Foundation is to improve the health and well-being of individuals in the communities served by the Company and its subsidiaries.  The Foundation’s Board of Directors is comprised solely of persons who are also officers of the Company. For the quarters ended March 31, 2003 and 2002, the Company contributed or committed to contribute $10.0 million and $15.0 million, respectively, to the Foundation.  As of March 31, 2003 and December 31, 2002, the Company did not have any outstanding commitments payable to the Foundation. The Company currently has no legal obligations for any future commitments to the Foundation.

13.       Contingencies

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

In June 2000, the California Medical Association filed a lawsuit in U.S. district court in San Francisco against Blue Cross of California (“BCC”). The lawsuit alleges that BCC violated the Racketeer Influenced and Corrupt Organizations Act (“RICO”) through various misrepresentations to and inappropriate actions against health care providers. In late 1999, a number of class-action lawsuits were brought against several of the Company’s competitors alleging, among other things, various misrepresentations regarding their health plans and breaches of fiduciary obligations to health plan members. In August 2000, the Company was added as a party to Shane v. Humana, et al., a class-action lawsuit brought on behalf of health care providers nationwide. In addition to the RICO claims brought in the California Medical Association lawsuit, this lawsuit also alleges violations of the Employee Retirement Income Security Act of 1974, as amended (“ERISA”), federal and state “prompt pay” regulations and certain common law claims. In October 2000, the federal Judicial Panel on Multidistrict Litigation issued an order consolidating the California Medical Association lawsuit, the Shane lawsuit and various other pending managed care class-action lawsuits against other companies before District Court Judge Federico Moreno in the Southern District of Florida for purposes of the pretrial proceedings. In March 2001, Judge Moreno dismissed the plaintiffs’ claims based on violation of RICO, although the dismissal was made without prejudice to the plaintiffs’ ability to subsequently refile their claims. Judge Moreno also dismissed, with prejudice, the plaintiffs’ federal prompt pay law claims. On March 26, 2001, the California Medical Association filed an amended complaint in its lawsuit, alleging, among other things, revised RICO claims and violations of California law. On May 9, 2001, Judge Moreno issued an order requiring that all discovery in the litigation be completed by December 2001, with the exception of discovery related to expert witnesses, which was to be completed by March 15, 2002. In June 2001, the federal Court of Appeals for the 11th Circuit issued a stay of Judge Moreno’s discovery order, pending a hearing before the Court of Appeals on the Company’s appeal of its motion to compel arbitration (which had earlier been granted in part and denied in part by Judge Moreno). The hearing was held in January 2002 and, in March 2002, the Court of Appeals panel issued an opinion affirming Judge Moreno’s earlier action with respect to the motion to compel arbitration. The Company filed a motion requesting a rehearing of the matter before the entire 11th Circuit Court of Appeals, which motion was denied by the 11th Circuit Court of Appeals in June 2002. On July 29, 2002, Judge Moreno issued an order providing that discovery in the case would be allowed to re-commence on September 30, 2002. On September 26, 2002, Judge Moreno issued an additional order certifying a nationwide class of physicians in the Shane matter, setting a trial date in May 2003 and ordering the parties to participate in non-binding mediation. In October 2002, the Company filed a motion with the 11th Circuit Court of Appeals seeking to appeal Judge Moreno’s class-certification order. In December 2002, the 11th Circuit granted the Company’s motion for interlocutory review of the class-certification order. The parties are currently conducting pre-trial discovery. A mediator has been appointed by Judge Moreno.

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

In July 2001, two individual physicians seeking to represent a class of physicians, hospitals and other providers brought suit in the Circuit Court of Madison County, Illinois against HealthLink, Inc., which is now a subsidiary of the Company as a result of the acquisition of RightCHOICE. The physicians allege that HealthLink breached the contracts with these physicians by engaging in the practices of “bundling” and “down-coding” in its processing and payment of provider claims. The relief sought includes an injunction against these practices and damages in an unspecified amount. This litigation was dismissed without prejudice at the request of the plaintiffs in February 2003. A similar lawsuit was brought by physicians (including one of the physicians in the case described above) in the same court in Madison County, Illinois, on behalf of a nationwide class of providers who contract with Blue Cross and Blue Shield plans against the Blue Cross and Blue Shield Association and another Blue Cross Blue Shield plan. The complaint recites that it is brought against those entities and their “unnamed subsidiaries, licensees, and affiliates,” listing a large number of Blue Cross and Blue Shield plans, including “Alliance Blue Cross Blue Shield of Missouri.” The plaintiffs also allege that the plans have systematically engaged in practices known as “short paying,” “bundling” and “down-coding” in their processing and payment of subscriber claims. Blue Cross Blue Shield of Missouri has not been formally named or served as a defendant in this lawsuit.  The Blue Cross and Blue Shield Association was dismissed as a defendant in this lawsuit in August 2002.

On March 26, 2003, a lawsuit entitled Irwin v. AdvancePCS, et al. was filed in the California Superior Court in Alameda County, California.  WellPoint and certain of its wholly owned subsidiaries are named as defendants in the lawsuit.  The Company has not yet been served with the complaint.  The complaint alleges that the defendants violated California Business and Professions Code Section 17200 by engaging in unfair, fraudulent and unlawful business practices.  The complaint alleges, among other things, that pharmacy benefit management companies (such as the Company’s subsidiary that does business under the tradename WellPoint Pharmacy Management) engage in unfair practices, such as negotiating discounts in prices of drugs from pharmacies and negotiating rebates from drug manufacturers and retaining such discounts and rebates for their own benefit.  The complaint also alleges that drugs are included in formularies in exchange for rebates and that the defendants charge patient co-payments that exceed the actual cost of generic drugs.

Prior to the Company’s acquisition of the Group Benefits Operations of John Hancock Mutual Life Insurance Company (“John Hancock”), John Hancock entered into a number of reinsurance arrangements with respect to personal accident insurance and the occupational accident component of workers’ compensation insurance, a portion of which was originated through a pool managed by Unicover Managers, Inc. Under these arrangements, John Hancock assumed risks as a reinsurer and transferred certain of such risks to other companies. These arrangements have become the subject of disputes, including a number of legal proceedings to which John Hancock is a party. The Company believes that it has a number of defenses to avoid any ultimate liability with respect to these matters and believes that such liabilities were not transferred to the Company as part of the GBO acquisition. However, if the Company were to become subject to such liabilities, the Company could suffer losses that might have a material adverse effect on its financial condition, results of operations or cash flows.

The financial and operational impact that these and other evolving theories of recovery will have on the managed care industry generally, or the Company in particular, is at present unknown. Certain of such legal proceedings are or may be covered under insurance policies or indemnification agreements. Based upon information presently available, the Company believes that the final outcome of all such proceedings should not have a material adverse effect on the Company’s results of operations, cash flows or financial condition.

The Company and its subsidiaries are party to a variety of agreements entered into in the ordinary course of business that contain standard indemnity provisions obligating the Company or such subsidiary to indemnify third parties for certain costs and expenses incurred by such parties in connection with such agreements. These agreements include, for example, vendor contracts, underwriting and loan agreements, consulting agreements and agreements for other services, such as custodial arrangements with respect to certain of the Company’s assets. The maximum amount of potential future payments pursuant to these standard indemnity provisions cannot be estimated because the amount of costs and expenses that may be incurred by the indemnified parties is unknown.

In connection with the formation of a joint venture providing Medicaid services in Puerto Rico in 2000, the Company agreed under certain circumstances to provide additional funds to the joint-venture entity. The Company agreed that it would make a capital contribution to the joint venture of up to 80% of any amount necessary to increase the entity’s capital to meet minimum regulatory capital requirements if (i) applicable law or regulation requires an increase in the entity’s capital and the entity does not then have capital sufficient to meet the increased requirement or (ii) the entity’s medical care ratio is 100% or greater during any 180-day period and the entity does not then meet statutory capital requirements under the Puerto Rico Insurance Code. The amount of this guarantee will not exceed 80% of the amount necessary to provide the entity with a 12 to 1 premium-to-capital ratio. As of March 31, 2003, the Company’s estimated maximum potential liability pursuant to this guarantee was $26.4 million. Since the formation of the joint venture in 2000, the Company has not been required to make any payments under this guarantee and the Company does not currently expect that any such payments will be made.

Report of Independent Accountants

To the Stockholders and Board of Directors of

WellPoint Health Networks Inc.

We have reviewed the accompanying consolidated balance sheet of WellPoint Health Networks Inc. and its subsidiaries (“the Company”) as of March 31, 2003, and the related consolidated income statements for each of the three-month periods ended March 31, 2003 and 2002, and the related consolidated statement of changes in stockholders’ equity for the three month period ended March 31, 2003 and the consolidated statements of cash flows for the three month periods ended March 31, 2003 and 2002.  These financial statements are the responsibility of the Company’s management.

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

We previously audited in accordance with auditing standards generally accepted in the United States of America, the consolidated balance sheet as of December 31, 2002, and the related consolidated income statement and consolidated change in stockholders’ equity and cash flows for the year then ended (not presented herein), and in our report dated January 31, 2003 except for Note 24 as to which the date is March 5, 2003, we expressed an unqualified opinion on those consolidated financial statements.  Our report included an explanatory paragraph, that effective January 1, 2002, the Company adopted Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets.  Accordingly, the Company ceased amortizing goodwill and indefinite lived intangible assets as of January 1, 2002.  In our opinion, the information set forth in the accompanying consolidated balance sheet information as of December 31, 2002, is fairly stated in all material respects in relation to the consolidated balance sheet from which it has been derived.

/s/ PricewaterhouseCoopers LLP

PricewaterhouseCoopers LLP
Los Angeles, California
April 22, 2003

ITEM 2.                             Management’s Discussion and Analysis of Financial Condition and Results of Operations

This discussion contains forward-looking statements, which involve risks and uncertainties.  The Company’s actual results may differ materially from those anticipated in these forward-looking statements as a result of certain factors including, but not limited to, those set forth under “Factors That May Affect Future Results of Operations.”

General

The Company is one of the nation’s largest publicly traded managed health care companies. As of March 31, 2003, WellPoint had approximately 13.5 million medical members and approximately 49.2 million specialty members. Through its subsidiaries, the Company offers a broad spectrum of network-based managed care plans to the large and small employer, individual, Medicaid and senior markets. The Company’s managed care plans include PPOs, HMOs, POS plans and other hybrid plans and traditional indemnity products. In addition, the Company offers managed care services, including underwriting, actuarial services, network access, medical management and claims processing. The Company also provides a broad array of specialty and other products, including pharmacy benefits management, dental, vision, life insurance, preventive care, disability insurance, behavioral health, COBRA and flexible benefits account administration. The Company markets its products in California primarily under the name Blue Cross of California, in Georgia primarily under the name Blue Cross Blue Shield of Georgia, in various parts of Missouri (including the greater St. Louis area) under the name Blue Cross Blue Shield of Missouri and in various parts of the country under the name UNICARE or HealthLink. The Company holds the exclusive right in California to market its products under the Blue Cross name and mark and in Georgia and in 85 counties in Missouri (including the greater St. Louis area) to market its products under the Blue Cross and Blue Shield names and marks.

Acquisition of MethodistCare

On April 30, 2002, the Company completed its acquisition of MethodistCare (see Note 4 to the Consolidated Financial Statements), which served over 70,000 members in Houston, Texas and surrounding areas at the time of acquisition.

Acquisition of RightCHOICE

On October 17, 2001, the Company entered into an Agreement and Plan of Merger with RightCHOICE, through its wholly owned subsidiary, RWP Acquisition Corp. (see Note 4 to the Consolidated Financial Statements). On January 31, 2002, the Company completed this transaction, pursuant to which RightCHOICE became a wholly owned subsidiary of the Company. At closing, the acquisition was valued at approximately $1.5 billion, which was paid with $379.1 million in cash and approximately 16.5 million shares of WellPoint Common Stock. RightCHOICE, through its HealthLink subsidiary, also provides network rental, administrative services, workers’ compensation managed care services and other non-underwritten health benefit programs. As of January 31, 2002, RightCHOICE served approximately 2.2 million medical members in Missouri, Arkansas, Illinois, Indiana, Iowa,

Kentucky and West Virginia. RightCHOICE has historically experienced a higher general and administrative expense ratio than the Company’s core businesses due to its higher concentration of administrative services business.

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

The consummation of the CareFirst transaction is subject to a number of conditions, including the approval of the insurance regulators in Maryland, Delaware and the District of Columbia for the conversion of CareFirst from a non-profit corporation to a for-profit entity. On March 5, 2003, the Maryland insurance commissioner issued an order disapproving this conversion. The Maryland legislature has 90 days to review the matter and has the power to veto the commissioner’s decision. The Company had 30 days from the date of the commissioner’s order to appeal the order.  In April 2003, the Company announced its decision not to appeal the order.

National Expansion and Other Recent Developments

In an effort to pursue the expansion of the Company’s business outside the state of California, the Company acquired two businesses in 1996 and 1997, the Life and Health Benefits Management Division of Massachusetts Mutual Life Insurance Company and the Group Benefits Operations (the “GBO”) of John Hancock Mutual Life Insurance Company. The acquisitions of Rush Prudential Health Plans and a mail-order pharmacy, which now does business as PrecisionRx, in 2000, the acquisition of Cerulean Companies, Inc. in 2001 and the acquisitions of RightCHOICE and MethodistCare in 2002 were also components of this expansion strategy.

As a result of these acquisitions, the Company has significantly expanded its operations outside of California. In order to integrate its acquired businesses and implement its regional expansion strategy, the Company will need to develop satisfactory networks of hospitals, physicians and other health care service providers, develop distribution channels for its products and successfully convert acquired books of business to the Company’s existing information systems, which will require continued investments by the Company.

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

Legislation

Federal legislation enacted during the last several years seeks, among other things, to ensure the portability of health coverage and mandates minimum maternity hospital stays. California legislation enacted since 1999, among other things, establishes an explicit duty on managed care entities to exercise ordinary care in arranging for the provision of medically necessary health care services and establishes a system of independent medical review. In 1997, Texas adopted legislation purporting to make managed care organizations such as the Company liable for their failure to exercise ordinary care when making health care treatment decisions. Similar legislation has also been enacted in Georgia. These and other proposed measures may have the effect of dramatically altering the regulation of health care and of increasing the Company’s medical care ratio and administrative costs or decreasing the affordability of the Company’s products.

Consolidated Results of Operations

The Company’s revenues are primarily generated from premiums earned for risk-based health care and specialty services provided to its members; fees for administrative services, including claims processing and access to provider networks for self-insured employers; and investment income. Operating expenses include health care services and other benefits expenses, consisting primarily of payments for physicians, hospitals and other providers for health care and specialty products claims; selling expenses for broker and agent commissions; general and administrative expenses; interest expense; depreciation and amortization expense; and income taxes.

The Company’s consolidated results of operations for the quarter ended March 31, 2003 include its acquired operations of RightCHOICE for the entire quarter, while operating results for the quarter ended March 31, 2002 include the results of RightCHOICE from January 31, 2002, the date of acquisition.

The following table sets forth selected operating ratios.  The medical care ratio for health care services and other benefits is shown as a percentage of premium revenue.  All other ratios are shown as a percentage of premium revenue and management services revenue combined.

	Quarter Ended March 31,
	2003	2002
Operating Revenues:
Premium revenue	95.3%	95.3%
Management services and other revenue	4.7%	4.7%
	100.0%	100.0%
Operating Expenses:
Health care services and other benefits (medical care ratio)	81.7%	80.6%
Selling expense	4.0%	4.0%
General and administrative expense	12.4%	14.0%

Membership

The following table sets forth membership data and the percent change in membership:

Medical Membership (a)(b)(c)(d)	March 31,		Percent Change
	2003	2002 (e)
California
Large Group	4,812,710	4,437,222	8.5%
Individual and Small Group	1,653,001	1,576,809	4.8%
Senior	246,605	232,470	6.1%

Total California	6,712,316	6,246,501	7.5%

Georgia
Large Group	1,646,197	1,577,508	4.4%
Individual and Small Group	449,054	365,294	22.9%
Senior	69,191	70,872	-2.4%

Total Georgia	2,164,442	2,013,674	7.5%

Central Region (f)
Missouri
Large Group	1,197,082	1,143,721	4.7%
Individual and Small Group	235,779	228,464	3.2%
Senior	41,726	43,585	-4.3%

Total Missouri	1,474,587	1,415,770	4.2%
Illinois
Large Group	574,366	756,805	-24.1%
Individual and Small Group	113,759	123,530	-7.9%
Senior	12,497	12,653	-1.2%

Total Illinois	700,622	892,988	-21.5%
Texas
Large Group	323,503	340,581	-5.0%
Individual and Small Group	187,456	188,905	-0.8%
Senior	1,260	511	146.6%

Total Texas	512,219	529,997	-3.4%
Other States
Large Group	1,763,314	1,642,564	7.4%
Individual and Small Group	98,814	92,230	7.1%
Senior	24,917	20,823	19.7%

Total Other States	1,887,045	1,755,617	7.5%
Total Medical Membership	13,451,231	12,854,547	4.6%

ASO Membership (g)
California	1,580,422	1,454,017	8.7%
Georgia	865,441	894,569	-3.3%
Central Region	2,709,712	2,805,355	-3.4%

Total ASO Membership	5,155,575	5,153,941	0.0%

Risk Membership
California	5,131,894	4,792,484	7.1%
Georgia	1,299,001	1,119,105	16.1%
Central Region	1,864,761	1,789,017	4.2%

Total Risk Membership	8,295,656	7,700,606	7.7%

Total Medical Membership	13,451,231	12,854,547	4.6%

State-Sponsored Programs (h)	March 31,		Percent Change
	2003	2002
Medi-Cal/Medicaid
California	835,273	755,979	10.5%
Virginia	41,893	36,841	13.7%
Puerto Rico	274,723	212,476	29.3%
Other	80,776	62,088	30.1%

Total	1,232,665	1,067,384	15.5%

Healthy Families	264,102	215,159	22.7%

MRMIP / AIM / IHRP	18,190	17,509	3.9%

California Kids	19,114	19,908	-4.0%

Total	1,534,071	1,319,960	16.2%

(a)          Membership numbers are approximate and include some estimates based upon the number of contracts at the relevant date and an actuarial estimate of the number of members represented by the contract.

(b)         Classification between states for employer groups is determined by the zip code of the subscriber.

(c)          Medical membership includes management services and network services members, which are primarily included in the Large Group membership for each state.

(d)         Senior membership includes members covered under both Medicare risk and Medicare supplement products.

(e)          Medical membership numbers as of March 31, 2002 as previously reported by the Company have been revised to exclude 164,493 behavioral health members, 9,345 flexible spending account members and 3,205 dental members associated with the RightCHOICE acquisition.

The revised medical membership numbers also reflect a reduction of 12,607 behavioral health members from two Company-owned rental networks.  All of these members were previously reported as medical members.

(f)            Central Region - Large Group membership includes network access services members, primarily from HealthLink, of 1,427,476 and 1,430,910 as of March 31, 2003 and March 31, 2002, respectively.

(g)         ASO Membership represents members for which the Company provides administrative services only and does not assume full insurance risk.

(h)         Medi-Cal membership is included in California - Large Group.  Medicaid membership for Virginia, Puerto Rico and Other are included in Other States - Large Group.  Healthy Families, MRMIP (Major Risk Medical Insurance Program) /AIM (Access for Infants and Mothers) / IHRP (Interim High Risk Program) and California Kids members are included in California - Large Group.

Specialty Membership

	March 31,			Percent Change
	2003	2002

Pharmacy Benefits Management	35,998,130	27,904,746		29.0%
Dental	2,655,528	2,712,116	(a)	-2.1%
Life/Accidental Death and Dismemberment	2,732,911	2,317,633		17.9%
Disability	511,002	526,430		-2.9%
Behavioral Health	7,307,468	6,677,986	(a)	9.4%

(a)          Specialty membership numbers as of March 31, 2002 as previously reported by the Company have been revised to include 164,493 behavioral health members and 3,205 dental members associated with the RightCHOICE acquisition. The revised specialty membership numbers also reflect an  addition of 12,607 behavioral health members from two Company-owned rental networks. All of these members were previously reported as medical members.

Comparison of Results of Operations for the Quarter Ended March 31, 2003 to the Quarter Ended March 31, 2002

The operating results for the quarter ended March 31, 2003 compared to the quarter ended March 31, 2002 were impacted by the RightCHOICE acquisition, which was consummated on January 31, 2002.  Specifically, the Company’s operating results for the quarter ended March 31, 2003 include three months of operating results attributable to the acquired RightCHOICE business, whereas the Company’s operating results for the quarter ended March 31, 2002 include only two months (February 2002 and March 2002) of operating results attributable to the acquired RightCHOICE business.  In order to provide a more meaningful comparison of the Company’s results of operations for the first quarter of 2003 versus the first quarter of 2002, the following discussion presents financial measures that exclude operating results attributable to the acquired RightCHOICE business for the month of January 2003, which we refer to as “Same-Store.” The Company also uses Same-Store measures for purposes of reporting comparative financial results to its Board of Directors.

As a result of the January 31, 2002 acquisition of RightCHOICE, the organizational structure of the Company changed effective February 1, 2002. As a result of these changes, the Company has the following two reportable segments: Health Care and Specialty. (See Note 11 to the Consolidated Financial Statements for further discussion.) The Health Care segment provides a broad spectrum of network-based health plans, including PPOs, HMOs, POS plans, other hybrid plans and traditional indemnity products, to large and small employers and individuals as well as other health care-related products, such as vision, preventive care, COBRA, and flexible benefits account administration. The Specialty business is maintained as a separate segment providing an array of specialty products, including pharmacy benefits management, dental, life insurance, disability insurance, behavioral health and workers’ compensation managed care services.

The following table depicts premium revenue by reportable segment:

(In thousands)	Quarter Ended March 31, 2003	Less: Acquired RightCHOICE Business for One Month Ended January 31, 2003	Quarter Ended March 31, 2003 (Same-Store)	Quarter Ended March 31, 2002
Health Care	$4,417,465	$109,386	$4,308,079	$3,575,725
Specialty	130,840	673	130,167	122,934
Consolidated	$4,548,305	$110,059	$4,438,246	$3,698,659

Premium revenue increased 23.0%, or $849.6 million, to $4,548.3 million for the quarter ended March 31, 2003 from $3,698.7 million for the quarter ended March 31, 2002.  Excluding premium revenue attributable to the acquired RightCHOICE business of $110.1 million for the month of January 2003, premium revenue increased $739.5 million or 20.0%.  Excluding insured membership attributable to the acquired RightCHOICE business for the month of January 2003, insured member months increased approximately 6.5% for the quarter ended March 31, 2003 compared to the quarter ended March 31, 2002. This growth occurred across all regions of the

Health Care segment, but was more pronounced in the California, Georgia and Senior/State-Sponsored Programs regions of the Health Care segment. In addition to the increase in insured member months, the increase in premium revenue was also due to the implementation of premium increases primarily in the California region of the Health Care segment.

The following table depicts management services and other revenue by reportable segment:

(In thousands)	Quarter Ended March 31, 2003	Less: Acquired RightCHOICE Business for One Month Ended January 31, 2003	Quarter Ended March 31, 2003 (Same-Store)	Quarter Ended March 31, 2002
Health Care	$188,534	$13,288	$175,246	$152,405
Specialty	36,967	173	36,794	32,032
Corporate and Other	670	—	670	—
Consolidated	$226,171	$13,461	$212,710	$184,437

Management services and other revenue increased 22.7%, or $41.8 million, to $226.2 million for the quarter ended March 31, 2003 from $184.4 million for the quarter ended March 31, 2002. Excluding management services and other revenue attributable to the acquired RightCHOICE business of $13.5 million for the month of January 2003, management services and other revenue increased $28.3 million or 15.3%. The increases were primarily due to an increase in management services revenue from the California region of $15.4 million and the Georgia region of $10.3 million and a $3.3 million increase attributable to pharmacy benefit management services revenues. These increases were slightly offset by a decrease in the Central region after excluding January 2003 management services and other revenue from the acquired RightCHOICE business.

Investment income was $66.3 million for the quarter ended March 31, 2003, compared to $59.9 million for the quarter ended March 31, 2002, an increase of $6.4 million or 10.7%.  The increase was primarily due to net realized gains in the first quarter of 2003 of $6.2 million as compared to net realized losses in the first quarter of 2002 of $1.2 million. This increase was partially offset by a decrease in gross investment income of approximately $0.7 million due to lower investment yields and an increase in investment manager fees of $0.2 million.

The following table depicts health care services and other benefits expense by reportable segment:

(In thousands)	Quarter Ended March 31, 2003	Less: Acquired RightCHOICE Business for One Month Ended January 31, 2003	Quarter Ended March 31, 2003 (Same-Store)	Quarter Ended March 31, 2002
Health Care	$3,616,857	$85,730	$3,531,127	$2,897,036
Specialty	100,643	334	100,309	85,568
Consolidated	$3,717,500	$86,064	$3,631,436	$2,982,604

Health care services and other benefits expense increased 24.6%, or $734.9 million, to $3,717.5 million for the quarter ended March 31, 2003 from $2,982.6 million for the quarter ended March 31, 2002. Excluding health care services and other benefits expense attributable to RightCHOICE of $86.1 million for the month of January 2003, health care services and other benefits expense increased $648.8 million or 21.8%, slightly more than the increase in premium revenue.

The Company’s medical care ratio was 81.7% for the quarter ended March 31, 2003 compared to 80.6% for the quarter ended March 31, 2002. The medical care ratio attributable to the Health Care segment was 81.9% for the quarter ended March 31, 2003, compared to 81.0% for the quarter ended March 31, 2002.  The medical care ratio attributable to the Specialty segment was 76.9% for the quarter ended March 31, 2003 compared to 69.6% for the quarter ended March 31, 2002. Health care services and other benefits expense and medical care ratio information is provided for each segment so investors can compare the performance of each segment to the other segment and to the Company as a whole. Excluding premium revenue of $109.4 million and health care services and other benefits expense of $85.7 million attributable to the acquired RightCHOICE business with respect to the Health Care segment for the month of January 2003, the Company’s medical care ratio attributable to the Health Care segment for the quarter ended March 31, 2003 increased slightly to 82.0% compared to 81.0% for the quarter ended March 31, 2002, primarily due to higher health care services expense per claim, primarily in the California region of the Health Care segment. The health care services and other benefits expense includes an estimate of claims incurred during the period that have not been reported to the Company.  This estimate is actuarially determined based on a variety of factors and is inherently subject to a number of highly variable circumstances.  Consequently, the actual results could differ materially from the amount recorded in the consolidated financial statements. See “Critical Accounting Policies” for a discussion of this item and its potential effect on the Company’s reported results of operations.

Selling expense consists of commissions paid to outside brokers and agents representing the Company.  The selling expense ratio remained constant at 4.0% for the quarters ended March 31, 2003 and 2002. Excluding selling expense of $4.7 million and combined premium revenue and management services and other revenue of $123.5 million attributable to the acquired RightCHOICE business for the month of January 2003, the Company’s selling expense ratio remained constant at 4.0% for the quarters ended March 31, 2003 and 2002.

The general and administrative expense ratio decreased to 12.4% for the quarter ended March 31, 2003 from 14.0% for the quarter ended March 31, 2002. Excluding general and administrative expense of $19.5 million and combined premium revenue and management services and other revenue of $123.5 million attributable to the acquired RightCHOICE business for the month of January 2003, the Company’s general and administrative expense ratio would have decreased to 12.3% for the quarter ended March 31, 2003 compared to 14.0% for the quarter ended March 31, 2002. The decrease in the general and administrative expense ratio resulted from administrative efficiencies from technology investments and systems convergence efforts and fixed administrative costs spread over a larger membership base.

Interest expense decreased $3.7 million to $12.8 million for the quarter ended March 31, 2003, compared to $16.5 million for the quarter ended March 31, 2002.  The decrease in interest expense was primarily due to the reduction in the weighted average interest rate (which includes fees associated with the Company’s borrowings and interest rate swap agreements) for the quarter ended March 31, 2003 of 4.4%, compared to 6.4% for the quarter ended March 31, 2002.

Other expense, net decreased $3.9 million to $7.0 million for the quarter ended March 31, 2003, compared to $10.9 million for the quarter ended March 31, 2002.  Prior to 2003, results of the Company’s insurance general agency subsidiary were reported on a “net basis” in other expense, net.  For the quarter ended March 31, 2003, the results have been recorded on a “gross basis” with external revenue reported in management services and other revenue, commissions reported in selling expense and other costs reported in general and administrative expense.  The impact of this change is a reduction of $3.8 million in other expense, net for the quarter ended March 31, 2003.

The Company’s net income for the quarter ended March 31, 2003 was $193.1 million, compared to $141.1 million for the quarter ended March 31, 2002.  Earnings per share totaled $1.33 and $1.01 for the quarters ended March 31, 2003 and 2002, respectively.  Earnings per share assuming full dilution totaled $1.29 and $0.97 for the quarters ended March 31, 2003 and 2002, respectively.

Earnings per share for the quarter ended March 31, 2003 is based upon weighted average shares outstanding of 145.6 million shares, excluding potential common stock, and 149.2 million shares, assuming full dilution.  Earnings per share for the quarter ended March 31, 2002 is based upon 139.1 million shares, excluding potential common stock, and 145.9 million shares, assuming full dilution.  The increase in weighted average shares outstanding primarily resulted from the issuance of shares related to the RightCHOICE acquisition and the Company’s employee stock option and purchase plans.

Financial Condition

The Company’s consolidated assets increased by $582.9 million, or 5.1%, to $12,053.5 million as of March 31, 2003 from $11,470.6 million as of December 31, 2002. The increase in total assets was primarily due to growth in cash and investments of $488.6 million as a result of operating cash flows attributable to net income recognized in the first quarter of 2003 and timing of the receipts of receivables and payments of accounts payable. Cash and investments totaled $7.3 billion as of March 31, 2003, or 60.2% of total assets.

Overall claims liabilities, which is comprised of medical claims payable and reserves for future policy benefits, increased $98.3 million, or 3.6%, to $2,803.9 million as of March 31, 2003 from $2,705.6 million as of December 31, 2002. This increase was due to growth in medical members of 228,000 and specialty members of 1.1 million. See “Critical Accounting Policies” for a discussion of medical claims payable and reserves for future policy benefits. As of March 31, 2003, the Company’s long-term indebtedness was $1,163.5 million, of which $464.9 million was related to the Company’s 6 3/8% Notes due 2006 (which includes a fair value adjustment of $15.6 million), $349.0 million was related to the Company’s 6 3/8% Notes due 2012 and $349.6 million was related to the commercial paper program. The 6 3/8% Notes due 2012, with an aggregate principal amount at maturity of $350.0 million, were issued to partially finance the RightCHOICE acquisition. The Company’s revolving credit facility indebtedness of $235.0 million at December 31, 2001 was repaid during the year ended December 31, 2002, with $200.0 million obtained through the commercial paper program and operating cash of $35.0 million. In the first quarter of 2003, the Company issued an additional $149.9 million in commercial paper (net of repayments made during the quarter) to repurchase Common Stock of the Company. (See Note 6 to the Consolidated Financial Statements.)

Stockholders’ equity totaled $4,018.6 million as of March 31, 2003, an increase of $41.9 million from $3,976.7 million as of December 31, 2002. The increase was primarily due to net income of $193.1 million for the quarter ended March 31, 2003 and a net increase of $69.7 million from the reissuance of treasury stock related to the Company’s employee 401(k) plan, stock option and stock purchase plans. Partially offsetting these increases were the repurchase of 2.9 million shares of the Company’s Common Stock for $192.4 million, net losses for the reissuance of treasury stock of $21.6 million and a net unrealized loss from investment securities of $6.9 million, net of taxes.

Liquidity and Capital Resources

As of March 31, 2003, consolidated cash and investments were $7.3 billion, of which $1.7 billion was in cash and cash equivalents. The Company’s primary sources of cash are premium and management services revenues and investment income.  The Company’s primary uses of cash include health care claims and other benefits, capitation payments, income taxes, repayment and repurchases of long-term debt, interest expense, broker and agent commissions, administrative expenses, Common Stock repurchases and capital expenditures.  In addition to the foregoing, other uses of cash include provider network and systems development costs and costs associated with the integration of acquired businesses.

The Company generally receives premium revenue in advance of anticipated claims for related health care services and other benefits.  The Company’s investment policies are designed to provide safety and preservation of capital, sufficient liquidity to meet cash flow needs, the integration of investment strategy with the business operations and objectives of the Company, and attainment of a competitive after-tax total return.

The Company’s strategy for achieving its investment goals is broad diversification of its investments, both across and within asset classes.  As of March 31, 2003, the Company’s investment portfolio consisted primarily of investment grade fixed-income securities.  The Company’s portfolio also included large capitalization and small capitalization domestic equities, foreign equities, tax-exempt municipal bonds and a small amount of non-investment grade debt securities.  The fixed-income assets include both short and long-duration securities with an attempt to match the Company’s funding needs.  The Company’s investment policy contains limitations regarding concentration in individual securities and industries and generally prohibits speculative and leveraged investments.  Cash and investment balances maintained by the Company are sufficient to meet applicable regulatory financial stability and net worth requirements, including license requirements of the Blue Cross and Blue Shield Association.

Cash flow provided by operating activities was $313.6 million for the quarter ended March 31, 2003, compared with $298.0 million for the quarter ended March 31, 2002.  Cash flow from operations for the quarter ended March 31, 2003 was due primarily to net income of $193.1 million, an increase in medical claims payable of $86.3 million due to membership growth and higher health care expenses per claim and an increase in income taxes payable of $128.8 million due to timing in payments to the Internal Revenue Service. Partially offsetting these increases was a decrease in receivables, net of  $169.7 million due to timing of cash receipts.

Net cash used in investing activities for the quarter ended March 31, 2003 totaled $24.6 million, compared with $793.1 million for the quarter ended March 31, 2002.  The cash used in the first quarter of 2003 was primarily attributable to the purchase of investments of $2.0 billion, and of property and equipment, net of sales proceeds of $23.2 million, which were partially offset by proceeds from investments sold of $2.0 billion.

Net cash provided by financing activities totaled $34.8 million in the first quarter of 2003 compared with $283.7 million for the quarter ended March 31, 2002.  The net cash provided in the first quarter of 2003 was primarily attributable to additional debt of $149.9 million incurred to partially finance the $192.4 million repurchase of Company Common Stock, in addition to the receipt of proceeds from the issuance of Common Stock related to the Company’s employee stock option plans of $40.3 million and additional advances on securities lending deposits of $37.1 million in the first quarter of 2003.

Effective March 30, 2001, the Company entered into two new unsecured revolving credit facilities allowing aggregate indebtedness of $1.0 billion in principal amount. Upon execution of these facilities, the Company terminated its prior $1.0 billion unsecured revolving facility. Borrowings under these facilities (which are generally referred to collectively in this quarterly report on Form 10-Q as the Company’s “revolving credit facility”) bear interest at rates determined by reference to the bank’s base rate or to the London InterBank Offered Rate

(“LIBOR”) plus a margin determined by reference to the then-current rating of the Company’s senior unsecured long-term debt by specified rating agencies. One facility, which provides for borrowings not to exceed $750.0 million at any time outstanding, expires as of March 30, 2006, although it may be extended for up to two additional one-year periods under certain circumstances. The other facility, which provides for borrowings not to exceed $250.0 million at any time outstanding, expires on March 26, 2004. Any amount outstanding under this facility as of March 26, 2004 may be converted into a one-year term loan at the option of the Company and will bear interest at rates determined by reference to the bank’s base rate or LIBOR plus a margin determined by reference to the then-current rating of the Company’s unsecured long-term debt by specified rating agencies, plus 0.125% until paid in full. Loans under the $250.0 million facility are made on a committed basis. Loans under the $750.0 million facility are made on a committed basis or pursuant to an auction bid process. The $750.0 million facility also contains sublimits for letters of credit and “swingline” loans. Each credit agreement requires the Company to maintain certain financial ratios and contains restrictive covenants, including restrictions on the incurrence of additional indebtedness and the granting of certain liens, limitations on acquisitions and investments and limitations on changes in control (see Note 6 to the Consolidated Financial Statements). As of March 31, 2003 and December 31, 2002, there were no amounts outstanding under the revolving credit facility.

In April 2002, the Company commenced a commercial paper program providing for the issuance of up to $1.0 billion in aggregate maturity value of short-term indebtedness (known generally as “commercial paper”). The commercial paper is being issued by the Company without registration under the Securities Act of 1933, as amended (the “1933 Act”) in reliance upon the exemption from registration contained in Section 4(2) of the 1933 Act. The commercial paper is issued in denominations of $100,000 or integral multiples of $1,000 in excess thereof and will bear such interest rates, if interest-bearing, or will be sold at such discount from their face amounts, as agreed upon by the Company and the dealer or dealers acting in connection with the commercial paper program. The commercial paper may be issued with varying maturities up to a maximum of 270 days from the date of issuance. The commercial paper ranks equally with all other unsecured and unsubordinated indebtedness of the Company. As of March 31, 2003 and December 31, 2002, the outstanding commercial paper borrowings totaled $349.6 million and $199.8 million, respectively, with various maturity dates and had interest rates ranging from 1.42% to 1.55% as of March 31, 2003 and interest rates ranging from 1.60% to 1.65% as of December 31, 2002. The weighted average yield on the outstanding commercial paper as of March 31, 2003 and December 31, 2002 was 1.47% and 1.62%, respectively. The Company intends to maintain commercial paper borrowings of at least the amount outstanding at March 31, 2003 for more than one year. Accordingly, for financial reporting purposes, the commercial paper has been classified under non-current liabilities in the Consolidated Financial Statements.

In anticipation of the RightCHOICE acquisition on January 31, 2002, the Company on January 16, 2002 issued $350.0 million aggregate principal amount at maturity of 6 3/8% Notes due January 15, 2012 (the “2012 Notes”). The net proceeds of this offering totaled approximately $348.9 million. The 2012 Notes bear interest at a rate of 6 3/8% per annum, payable semi-

annually in arrears on January 15 and July 15 of each year commencing July 15, 2002. Interest is computed on the basis of a 360-day year of twelve 30-day months.

The 2012 Notes may be redeemed, in whole or in part, at the Company’s option at any time. The redemption price for any 2012 Notes redeemed will be equal to the greater of the following amounts: 1) 100% of the principal amount of the 2012 Notes being redeemed on the redemption date; and 2) the sum of the present values of the remaining scheduled payments of principal and interest on the 2012 Notes being redeemed on that redemption date (not including any portion of any payments of interest accrued to the redemption date) discounted to the redemption date on a semiannual basis at the Treasury rate as determined by the Reference Treasury Dealer (J.P. Morgan Securities Inc. or Deutsche Banc Alex Brown or their respective successors), plus 25 basis points. In each case, the redemption price will also include accrued and unpaid interest on the 2012 Notes to the redemption date.

On June 15, 2001, the Company issued $450.0 million aggregate principal amount at maturity of 6 3/8% Notes due June 15, 2006 (the “2006 Notes”). The net proceeds of this offering totaled approximately $449.0 million. The net proceeds from the sale of the 2006 Notes were used to repay indebtedness under the Company’s revolving credit facilities. The 2006 Notes bear interest at a rate of 6 3/8% per annum, payable semi-annually in arrears on June 15 and December 15 of each year commencing December 15, 2001. Interest is computed on the basis of a 360-day year of twelve 30-day months.

The 2006 Notes may be redeemed, in whole or in part, at the Company’s option at any time. The redemption price for any 2006 Notes redeemed will be equal to the greater of the following amounts: 1) 100% of the principal amount of the 2006 Notes being redeemed on the redemption date; and 2) the sum of the present values of the remaining scheduled payments of principal and interest on the 2006 Notes being redeemed on that redemption date (not including any portion of any payments of interest accrued to the redemption date) discounted to the redemption date on a semi-annual basis at the Treasury rate as determined by the designated Reference Treasury Dealer (Salomon Smith Barney Inc. or UBS Warburg LLC or their respective successors), plus 25 basis points. In each case, the redemption price will also include accrued and unpaid interest on the 2006 Notes to the redemption date.

The 2006 and 2012 Notes are unsecured obligations and rank equally with all of the Company’s existing and future senior unsecured indebtedness. All existing and future liabilities of the Company’s subsidiaries are and will be effectively senior to the 2006 and 2012 Notes. The indenture governing the 2006 and 2012 Notes contains a covenant that limits the ability of the Company and its subsidiaries to create liens on any of their property or assets to secure certain indebtedness without also securing the indebtedness under the 2006 and 2012 Notes.

On October 2, 2002, the Company announced that it had elected to redeem the Debentures as of October 28, 2002. Substantially all of the Debentures were tendered for conversion into the Company’s Common Stock prior to the redemption date. Approximately $50,000 principal amount at maturity of the Debentures were settled in cash. This conversion did not have an extraordinary income statement impact. (See Note 6 to the Consolidated Financial Statements.)

Prior to the Company’s announcement of its election to redeem the Debentures, Debentureholders in 2002 converted $18.0 million in aggregate principal amount at maturity of the Company’s Debentures with a carrying value (including accreted interest) of $12.6 million. In lieu of delivering shares of Common Stock upon conversion of these Debentures, the Company elected to pay cash of $18.9 million, which resulted in an extraordinary after-tax loss of $3.8 million, as shown on the Company’s Consolidated Income Statements for the year ended December 31, 2002.

As a part of a hedging strategy to limit its exposure to variable interest rate increases, the Company has from time to time entered into interest rate swap agreements in order to reduce the volatility of interest expense resulting from changes in interest rates. The swap agreements are contracts to exchange variable-rate interest payments (weighted average rate for the year ended December 31, 2002 of 2.25%) for fixed-rate interest payments (weighted average rate for the year ended December 31, 2002 of 7.08%) without the exchange of the underlying notional amounts. The Company had entered into $200.0 million of fixed-rate swap agreements, which consisted of a $150.0 million notional amount swap agreement at 6.99% maturing on October 17, 2003 and a $50.0 million notional amount swap agreement at 7.06% maturing on October 17, 2006. In September 2002, the Company terminated these two fixed-rate swap agreements with an aggregate cash settlement of $17.6 million, of which $1.8 million was accrued interest and the remaining $15.8 million represented the fair value of the swap agreements at the time of termination and is being amortized over the term of the original swap agreements. As of March 31, 2003, the remaining balance of the swap agreements was $11.1 million. (See Note 7 to the Consolidated Financial Statements.)

In order to reduce the interest expense associated with the 2006 Notes, the Company, on January 15, 2002, entered into a $200.0 million notional amount interest rate swap agreement, which matures on June 15, 2006. The swap agreement is a contract to exchange a fixed 6 3/8% rate for a LIBOR-based floating rate (weighted average variable rate of 2.45% for the quarter ended March 31, 2003).

Certain of the Company’s subsidiaries are required to maintain minimum capital requirements prescribed by various regulatory agencies, including the California Department of Managed Health Care and the Departments of Insurance in various states, including Georgia, Missouri and Delaware. As of March 31, 2003 (or the most recent date with respect to which compliance is required), those subsidiaries of the Company were in compliance with all minimum capital requirements.

The Company believes that cash flow generated by operations and its cash and investment balances, supplemented by the Company’s ability to borrow under its existing revolving credit facility, commercial paper program or through public or private financing sources, will be sufficient to fund continuing operations and expected capital requirements for the foreseeable future.

Critical Accounting Policies

The preparation of financial statements in conformity with generally accepted accounting principles requires the Company’s management to make a variety of estimates and assumptions. These estimates and assumptions affect, among other things, the reported amounts of assets and liabilities, the disclosure of contingent liabilities and the reported amounts of revenues and expenses. Actual results could differ from the amounts previously estimated, which were based on the information available at the time the estimates were made.

The critical accounting policies described below are those that the Company believes are important to the portrayal of the Company’s financial condition and results of operations, and which require management to make difficult, subjective and/or complex judgments. Critical accounting policies cover accounting matters that are inherently uncertain because the future resolution of such matters is unknown. The Company believes that critical accounting policies include medical claims payable, reserves for future policy benefits, goodwill and other intangible assets and investments.

Medical Claims Payable

Medical claims payable includes claims in process as well as provisions for the estimate of incurred but not reported claims and provisions for disputed claims obligations. Such estimates are developed using actuarial principles and assumptions that consider, among other things, contractual requirements, historical utilization trends and payment patterns, benefits changes, medical inflation, product mix, seasonality, membership and other relevant factors. In developing its best estimate of medical claims payable, the Company consistently applies the principles and assumptions listed above from year to year, while also giving due consideration to the potential variability of these factors. Because medical claims payable includes various actuarially developed estimates, the Company’s actual health care services expense may be more or less than the Company’s previously developed estimates. Claim processing expenses are also accrued based on an estimate of expenses necessary to process such claims. Such reserves are continually monitored and reviewed, with any adjustments reflected in current operations.

Capitation costs represent monthly fees paid one month in advance to physicians, certain other medical service providers and hospitals in the Company’s HMO networks as retainers for providing continuing medical care. The Company maintains various programs that provide incentives to physicians, certain other medical service providers and hospitals participating in its HMO networks through the use of risk-sharing agreements and other programs. Payments under such agreements are made based on the providers’ performance in controlling health care costs while providing quality health care. Expenses related to these programs, which are based in part on estimates, are recorded in the period in which the related services are rendered. The Company believes that its reserves for medical claims payable are adequate to satisfy its ultimate claim liability. However, these estimates are inherently subject to a number of highly variable circumstances. Consequently, the actual results could differ materially from the amount recorded in the consolidated financial statements.

Health care services and other benefits expense includes the costs of health care services, capitation expenses and expenses related to risk-sharing agreements with participating physicians, medical groups and hospitals and incurred losses on the Company’s disability and life products. The costs of health care services are accrued as services are rendered, including an estimate for claims incurred but not yet reported.

For many of the Company’s HMO plans (including substantially all of its California HMO plans), the Company contracts with physicians, hospitals and other health care providers through capitation fee arrangements as a means to manage health care costs. The Company has two general types of capitation arrangements. The predominant type is the so-called “professional” capitation arrangement. Under professional capitation arrangements, the Company pays the health care provider, such as a participating medical group, a fixed amount per member per month, and the health care provider assumes the risk of the member’s utilization of certain specified health care services. Typically, under professional capitation arrangements, the health care provider does not assume the risk of the member’s utilization of any hospital-based services. The second type is the so-called “global” capitation arrangement. Under global capitation arrangements, the Company also pays the health care provider, such as a participating medical group, a fixed amount per member per month. However, under global capitation arrangements, the health care provider generally assumes the risk of the member’s utilization of all health care services (subject to certain limited exceptions and state regulatory requirements). As of March 31, 2003 and December 31, 2002, the Company had approximately eight and 10 global capitation arrangements, respectively, covering approximately 166,000 and 179,000 members, respectively. In addition, one of the Company’s subsidiaries owns a 51% equity interest in a community health partnership network (the “CHPN”) operating in the greater Atlanta area. The CHPN is a locally based equity venture between the Company’s subsidiary and local physician and hospital groups. The Company’s subsidiary has entered into a global arrangement with the CHPN. As of March 31, 2003 and December 31, 2002, approximately 564,000 and 535,000 members, respectively, were covered by this arrangement.

For the quarters ended March 31, 2003 and 2002, the Company’s capitation expenses of $393.7 million and $368.9 million, represented 10.6% and 12.4%, respectively, of the Company’s total health care services and other benefits expense. As of March 31, 2003 and December 31, 2002, the Company’s capitation expenses payable of $149.0 million and $137.0 million represented 5.9% and 5.7%, respectively, of the Company’s total medical claims payable.

The Company’s future results of operations will depend in part on its ability to predict and control health care costs through underwriting criteria, medical management, product design and negotiation of favorable provider and hospital contracts. The Company’s ability to contain such costs may be adversely affected by changes in utilization rates, demographic characteristics, the regulatory environment, health care practices, inflation, new technologies, clusters of high-cost cases, continued consolidation of physician, hospital and other provider groups, acts of terrorism and bioterrorism or other catastrophes, including war and numerous other factors. The inability to mitigate any or all of the above-listed or other factors may adversely affect the Company’s future profitability.

Reserves for Future Policy Benefits

The estimate of reserves for future policy benefits relates to life and disability insurance policies written in connection with health care contracts. Reserves for future life benefit coverage are based on projections of past experience. Reserves for future policy and contract benefits for certain long-term disability products and group paid-up life products are based upon interest, mortality and morbidity assumptions from published actuarial tables, modified based upon the Company’s experience. Reserves are continually monitored and reviewed, and as settlements are made or reserves adjusted, differences are reflected in current operations. The current portion of reserves for future policy benefits relates to the portion of such reserves that the Company expects to pay within one year. The Company believes that its reserves for future policy benefits are adequate to satisfy its ultimate benefit liability. However, these estimates are inherently subject to a number of highly variable circumstances. Consequently, the actual results could differ materially from the amount recorded in the consolidated financial statements. As of March 31, 2003 and December 31, 2002, the reserves for future policy benefits were $295.2 million and $283.2 million, respectively.

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

In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 141, “Business Combinations” (“SFAS No. 141”) and Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (“SFAS No. 142”). SFAS No. 141 requires that all business combinations initiated after June 30, 2001 be accounted for using the purchase method. The provisions of SFAS No. 141 also apply to all business combinations consummated after June 30, 2001. SFAS No. 142, which became effective for fiscal years beginning after December 15, 2001, eliminates amortization of goodwill and other intangible assets with indefinite useful lives. Rather, these assets are subject to impairment tests at least annually. The Company is required to make estimates of fair value and apply certain assumptions, such as a discount factor in applying these annual impairment tests. Such estimates could produce significantly different results if other assumptions, which could also be considered reasonable, were to be used. Intangible assets with definite useful lives are being amortized using a straight-line basis or the timing of related cash flows over periods ranging from five to 25 years. An intangible asset subject to amortization must be reviewed for impairment pursuant to Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.”

The Company adopted SFAS No. 142 on January 1, 2002 and, accordingly, no longer amortizes goodwill and other intangible assets with indefinite useful lives. In accordance with SFAS No. 142, the Company completed the transitional evaluation of its goodwill and other intangible assets at January 1, 2002 and the annual evaluation at December 31, 2002, and determined that there was no impairment loss. As of March 31, 2003 and December 31, 2002, total goodwill and other intangible assets were $2.4 billion. (See Note 5 to the Consolidated Financial Statements for further discussion of the Company’s goodwill and other intangible assets.)

Investments

As of March 31, 2003, the Company’s investment securities at market value, totaled $5.4 billion, of which 89.7% was invested in fixed-income securities and the remaining 10.3% was invested in equity securities. As of December 31, 2002, the Company’s investment securities at market value totaled $5.3 billion, of which 89.6% was invested in fixed-income securities and the remaining 10.4% was invested in equity securities. These investment securities are generally used to support current operations and, accordingly, have been classified as current assets. The Company’s long-term investments as of March 31, 2003 and December 31, 2002 were $136.9 million and $134.3 million, respectively, and consisted primarily of restricted assets, certain equities and other investments. Total current and long-term investments comprised 46.3% and 47.2% of total assets as of March 31, 2003 and December 31, 2002, respectively.

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

The Company regularly evaluates the appropriateness of investments relative to its internal investment guidelines. The Company operates within these guidelines by maintaining a well-diversified portfolio, both across and within asset classes. The Company has from time to time retained an independent consultant to advise the Company on the appropriateness of its investment policy. The Company performs a quarterly evaluation of its investment securities, using both quantitative and qualitative factors to determine whether a decline in investment value is other-than-temporary. When a decline in an investment’s fair value is determined to be other-than-temporary, a loss is recorded against investment income. When determining whether a decline in an investment’s fair value is other-than-temporary, the Company considers the extent and duration to which a security’s market value has been less than its cost, the financial condition and future earnings potential of the issuer, recommendations and opinions from outside investment managers and the current economic environment. For the quarters ended March 31, 2003 and 2002, the Company recorded investment losses that the Company believed to be other-than-temporary of approximately $23.9 million and $2.2 million, respectively. The Company believes that it has performed an adequate review for impairment of the investment portfolio and that investments are carried at fair value. Changing economic and market conditions in the future, however, may cause the Company to reassess its judgment regarding impairment, which could result in realized losses relating to other-than-temporary declines being charged against future income.

As of March 31, 2003 and December 31, 2002, net unrealized gains from the Company’s fixed-maturity securities totaled $175.6 million and $184.5 million, respectively, primarily resulting from a general decrease in interest rates. The Company had a net unrealized loss in its equity securities portfolio as of March 31, 2003 and December 31, 2002 of $53.2 million and $49.5 million, respectively. The Company believes that these fluctuations are temporary as a result of current market conditions.

Factors That May Affect Future Results of Operations

Certain statements contained herein, such as statements concerning potential or future medical care ratios, pending acquisitions and other statements regarding matters that are not historical facts, are forward-looking statements (as such term is defined in the Securities Exchange Act of 1934, as amended). Such statements involve a number of risks and uncertainties that could cause actual results to differ materially from those projected. Factors that could cause actual results to differ materially from those projected include, but are not limited to, those discussed below and those discussed from time to time in the Company’s various filings with the Securities and Exchange Commission.

The Company’s operations are subject to substantial regulation by federal, state and local agencies in all jurisdictions in which the Company operates. Many of these agencies have increased their scrutiny of managed health care companies in recent periods or are expected to increase their scrutiny as newly passed legislation becomes effective. From time to time, the Company and its subsidiaries receive requests for information from regulatory agencies or are notified that such agencies are conducting reviews, investigations or other proceedings with respect to certain of the Company’s activities. The Company also provides insurance products to Medicare and Medicaid beneficiaries in various states, including to Medi-Cal beneficiaries in various California counties under contracts with the California Department of Health Services (or delegated local agencies), and provides administrative services to the Centers for Medicare and Medicaid Services in various capacities. There can be no assurance that acting as a government contractor in these circumstances will not increase the risk of heightened scrutiny by such government agencies or that such scrutiny will not have a material adverse effect on the Company, either through negative publicity about the Company or through an adverse impact on the Company’s results of operations. In addition, profitability from this business may be adversely affected by inadequate premium rate increases due to governmental budgetary issues. Future actions by any regulatory agencies may have a material adverse effect on the Company’s business.

In connection with the RightCHOICE and Cerulean transactions, the Company incurred significant additional indebtedness to fund the cash payments made to the acquired companies’ stockholders. In addition, the Company may incur additional indebtedness to fund potential future acquisitions. This existing or new indebtedness may result in a significant percentage of the Company’s cash flow being applied to the payment of interest, and there can be no assurance that the Company’s operations will generate sufficient future cash flow to service this indebtedness. The Company’s current indebtedness, as well as any indebtedness that the Company may incur in the future (such as indebtedness incurred to fund repurchases of its Common Stock or to fund potential future acquisitions), may adversely affect the Company’s ability to finance its operations and could limit the Company’s ability to pursue business opportunities that may be in the best interests of the Company and its stockholders.

As part of the Company’s business strategy, the Company has acquired substantial operations in new geographic markets over the last seven years. These businesses, some of which include substantial indemnity-based insurance operations, have experienced varying profitability or losses in recent periods. Since the relevant dates of acquisition of Cerulean, RightCHOICE and MethodistCare, the Company has continued to work extensively on the integration of these businesses. However, there can be no assurances regarding the ultimate success of the Company’s integration efforts or regarding the ability of the Company to maintain or improve the results of operations of the acquired businesses. The Company has incurred and will, among other things, need to continue to incur considerable expenditures for provider networks, distribution channels and information systems in addition to the costs associated with the integration of these acquisitions. The integration of these complex businesses may result in, among other things, temporary increases in claims inventory or other service-related issues that may negatively affect the Company’s relationship with its customers and contribute to increased attrition of such customers. The Company’s results of operations could be adversely affected in the event that the Company experiences such problems or is otherwise unable to implement fully its expansion strategy.

The Company and certain of its subsidiaries are subject to capital surplus requirements by the California Department of Managed Health Care, the California, Delaware, Georgia and Missouri Departments of Insurance, various other state Departments of Insurance and the Blue Cross and Blue Shield Association. Although the Company believes that it is currently in compliance in all material respects with all applicable requirements, there can be no assurances that applicable requirements will not be increased in the future.

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

In June 2000, the California Medical Association filed a lawsuit in U.S. district court in San Francisco against Blue Cross of California (“BCC”). The lawsuit alleges that BCC violated the Racketeer Influenced and Corrupt Organizations Act (“RICO”) through various misrepresentations to and inappropriate actions against health care providers. In late 1999, a number of class-action lawsuits were brought against several of the Company’s competitors alleging, among other things, various misrepresentations regarding their health plans and breaches of fiduciary obligations to health plan members. In August 2000, the Company was added as a party to Shane v. Humana, et al., a class-action lawsuit brought on behalf of health care providers nationwide. In addition to the RICO claims brought in the California Medical

Association lawsuit, this lawsuit also alleges violations of the Employee Retirement Income Security Act of 1974, as amended (“ERISA”), federal and state “prompt pay” regulations and certain common law claims. In October 2000, the federal Judicial Panel on Multidistrict Litigation issued an order consolidating the California Medical Association lawsuit, the Shane lawsuit and various other pending managed care class-action lawsuits against other companies before District Court Judge Federico Moreno in the Southern District of Florida for purposes of the pretrial proceedings. In March 2001, Judge Moreno dismissed the plaintiffs’ claims based on violation of RICO, although the dismissal was made without prejudice to the plaintiffs’ ability to subsequently refile their claims. Judge Moreno also dismissed, with prejudice, the plaintiffs’ federal prompt pay law claims. On March 26, 2001, the California Medical Association filed an amended complaint in its lawsuit, alleging, among other things, revised RICO claims and violations of California law. On May 9, 2001, Judge Moreno issued an order requiring that all discovery in the litigation be completed by December 2001, with the exception of discovery related to expert witnesses, which was to be completed by March 15, 2002. In June 2001, the federal Court of Appeals for the 11th Circuit issued a stay of Judge Moreno’s discovery order, pending a hearing before the Court of Appeals on the Company’s appeal of its motion to compel arbitration (which had earlier been granted in part and denied in part by Judge Moreno). The hearing was held in January 2002 and, in March 2002, the Court of Appeals panel issued an opinion affirming Judge Moreno’s earlier action with respect to the motion to compel arbitration. The Company filed a motion requesting a rehearing of the matter before the entire 11th Circuit Court of Appeals, which motion was denied by the 11th Circuit Court of Appeals in June 2002. On July 29, 2002, Judge Moreno issued an order providing that discovery in the case would be allowed to re-commence on September 30, 2002. On September 26, 2002, Judge Moreno issued an additional order certifying a nationwide class of physicians in the Shane matter, setting a trial date in May 2003 and ordering the parties to participate in non-binding mediation. In October 2002, the Company filed a motion with the 11th Circuit Court of Appeals seeking to appeal Judge Moreno’s class-certification order. In December 2002, the 11th Circuit granted the Company’s motion for interlocutory review of the class-certification order. The parties are currently conducting pre-trial discovery. A mediator has been appointed by Judge Moreno.

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

In July 2001, two individual physicians seeking to represent a class of physicians, hospitals and other providers brought suit in the Circuit Court of Madison County, Illinois against HealthLink, Inc., which is now a subsidiary of the Company as a result of the acquisition of RightCHOICE. The physicians allege that HealthLink breached the contracts with these physicians by engaging in the practices of “bundling” and “down-coding” in its processing and payment of provider claims. The relief sought includes an injunction against these practices and damages in an unspecified amount. This litigation was dismissed without prejudice at the request of the plaintiffs in February 2003. A similar lawsuit was brought by physicians (including one of the physicians in the case described above) in the same court in Madison County, Illinois, on behalf of a nationwide class of providers who contract with Blue Cross and Blue Shield plans against the Blue Cross and Blue Shield Association and another Blue Cross Blue Shield plan. The complaint recites that it is brought against those entities and their “unnamed subsidiaries, licensees, and affiliates,” listing a large number of Blue Cross and Blue Shield plans, including “Alliance Blue Cross Blue Shield of Missouri.” The plaintiffs also allege that the plans have systematically engaged in practices known as “short paying,” “bundling” and “down-coding” in their processing and payment of subscriber claims. Blue Cross Blue Shield of Missouri has not been formally named or served as a defendant in this lawsuit.  The Blue Cross and Blue Shield Association was dismissed as a defendant in this lawsuit in August 2002.

On March 26, 2003, a lawsuit entitled Irwin v. AdvancePCS, et al. was filed in the California Superior Court in Alameda County, California.  WellPoint and certain of its wholly owned subsidiaries are named as defendants in the lawsuit.  The Company has not yet been served with the complaint.  The complaint alleges that the defendants violated California Business and Professions Code Section 17200 by engaging in unfair, fraudulent and unlawful business practices.  The complaint alleges, among other things, that pharmacy benefit management companies (such as the Company’s subsidiary that does business under the tradename WellPoint Pharmacy Management) engage in unfair practices such as negotiating discounts in prices of drugs from pharmacies and negotiating rebates from drug manufacturers and retaining such discounts and rebates for their own benefit.  The complaint also alleges that drugs are included in formularies in exchange for rebates and that the defendants charge patient co-payments that exceed the actual cost of generic drugs.

The Company’s future results will depend in part on its ability to accurately predict health care costs and to control future health care costs through product and benefit design, underwriting criteria, medical management and negotiation of favorable provider contracts. Changes in utilization rates, demographic characteristics, the regulatory environment and health care practices, inflation, new pharmaceuticals/technologies, clusters of high-cost cases and numerous other factors are beyond the control of any health plan provider and may adversely affect the Company’s ability to predict and control health care costs and claims, as well as the Company’s financial condition, results of operations or cash flows. Periodic renegotiations of hospital and other provider contracts, coupled with continued consolidation of physician, hospital and other provider groups, may result in increased health care costs and limit the Company’s ability to negotiate favorable rates. In recent years, large physician practice management companies have experienced extreme financial difficulties, including bankruptcy, which may subject the Company to increased credit risk related to provider groups and cause the Company to incur duplicative health care services expense. Additionally, the Company faces competitive pressure to contain premium prices. Fiscal concerns regarding the continued viability of government-sponsored programs such as Medicare and Medicaid may cause decreasing reimbursement rates for these programs. Any limitation on the Company’s ability to increase or maintain its premium levels, design products, implement underwriting criteria or negotiate competitive provider contracts may adversely affect the Company’s financial condition or results of operations.

Managed care organizations, both inside and outside California, operate in a highly competitive environment that has undergone significant change in recent years as a result of business consolidations, new strategic alliances, aggressive marketing practices by competitors and other market pressures. Additional increases in competition (including competition from market entrants offering Internet-based products and services) could adversely affect the Company’s financial condition, cash flows or results of operations.

The Company is dependent on the services of independent agents and brokers in the marketing of its health care plans, particularly with respect to individuals, seniors and small employer group members. Such independent agents and brokers are typically not exclusively dedicated to the Company and may frequently also market health care plans of the Company’s competitors. The Company faces intense competition for the services and allegiance of independent agents and brokers.

As a result of the Company’s acquisitions, the Company operates on a select geographic basis nationally and offers a spectrum of health care and specialty products through various risk-sharing arrangements. The Company’s health care products include a variety of managed care offerings as well as traditional fee-for-service coverage. With respect to product type, fee-for-service products are generally less profitable than managed care products. A component of the Company’s expansion strategy is to transition over time the traditional insurance members of the Company’s acquired businesses to more managed care products.

With respect to the risk-sharing nature of products, managed care products that involve greater potential risk to the Company generally tend to be more profitable than management services products and those managed care products where the Company is able to shift risks to employer groups. Individuals and small employer groups are more likely to purchase the Company’s higher-risk managed care products because such purchasers are generally unable or unwilling to bear greater liability for health care expenditures. Typically, government-sponsored programs involve the Company’s higher-risk managed care products. Over the past few years, the Company has experienced a slight decline in margins in its higher-risk managed care products and to a lesser extent on its lower-risk managed care and management services products. This decline is primarily attributable to product mix change, product design, competitive pressure and greater regulatory restrictions applicable to the small employer group market. From time to time, the Company has implemented price increases in certain of its managed care businesses. While these price increases are intended to improve profitability, there can be no assurance that this will occur. Subsequent unfavorable changes in the relative profitability between the Company’s various products could have a material adverse effect on the Company’s results of operations and on the continued merits of the Company’s geographic expansion strategy.

One of the Company’s wholly owned subsidiaries operates as a pharmacy benefit manager (“PBM”) under the trade name WellPoint Pharmacy Management. The PBM industry faces a number of risks and uncertainties in addition to those facing the Company’s core health plan business. Such risks and uncertainties include the application of federal and state anti-remuneration laws (generally known as “anti-kickback” laws), whether PBMs operate as fiduciaries under the Employee Retirement Income Security Act of 1974 (“ERISA”) and are in compliance with their fiduciary obligations under ERISA in connection with the development and implementation of items such as formularies, preferred drug listings and therapeutic intervention programs, and potential liability regarding the use of patient-identifiable medical information. In addition, a number of federal and state legislative proposals are being considered that could affect a variety of PBM industry practices, such as the receipt of rebates from pharmaceutical manufacturers. The Company believes that its PBM business is currently being conducted in compliance in all material respects with applicable legal requirements. However, there can be no assurance that the Company’s PBM business will not be subject to challenge under various laws and regulations, or that any such challenge will not have a material adverse effect upon the Company’s results of operations or financial condition. In addition, future legislative enactments affecting the PBM industry could have a material adverse effect upon the Company’s results of operations and financial condition.

Substantially all of the Company’s investment assets are in interest-yielding debt securities of varying maturities or equity securities. The value of fixed-income securities is highly sensitive to fluctuations in short- and long-term interest rates, with the value decreasing as such rates increase and increasing as such rates decrease. In addition, the value of equity securities can fluctuate significantly with changes in market conditions. Changes in the value of the Company’s investment assets, as a result of interest rate fluctuations, can affect the Company’s results of operations and stockholders’ equity. There can be no assurances that interest rate fluctuations will not have a material adverse effect on the results of operations or financial condition of the Company.

The Company’s operations are dependent on retaining existing employees, attracting additional qualified employees and achieving productivity gains from the Company’s investment in technology. The Company faces intense competition for qualified information technology personnel and other skilled professionals. There can be no assurances that an inability to retain existing employees or attract additional employees will not have a material adverse effect on the Company’s results of operations.

Prior to the Company’s acquisition of the GBO, John Hancock Mutual Life Insurance Company (“John Hancock”) entered into a number of reinsurance arrangements with respect to personal accident insurance and the occupational accident component of workers’ compensation insurance, a portion of which was originated through a pool managed by Unicover Managers, Inc. Under these arrangements, John Hancock assumed risks as a reinsurer and transferred certain of such risks to other companies. These arrangements have become the subject of disputes, including a number of legal proceedings to which John Hancock is a party. The Company believes that it has a number of defenses to avoid any ultimate liability with respect to these matters and believes that such liabilities were not transferred to the Company as part of the GBO acquisition. However, if the Company were to become subject to such liabilities, the Company could suffer losses that might have a material adverse effect on its financial condition, results of operations or cash flows.

In December 2000, a wholly owned subsidiary of the Company completed its acquisition of certain mail order pharmaceutical service assets and now conducts business as a mail order pharmacy. The pharmacy business is subject to extensive federal, state and local regulations which are in many instances different from those under which the Company’s core health plan business currently operates. The failure to properly adhere to these and other applicable regulations could result in the imposition of civil and criminal penalties, which could adversely affect the Company’s results of operations or financial condition. In addition, pharmacies are exposed to risks inherent in the packaging and distribution of pharmaceuticals and other health care products. Although the Company maintains professional liability and errors and omissions liability insurance, there can be no assurances that the coverage limits under such insurance programs will be adequate to protect against future claims or that the Company will be able to maintain insurance on acceptable terms in the future.

Following the terrorist attacks of September 11, 2001, there have been various incidents of suspected bioterrorist activity in the United States. To date, these incidents have resulted in related isolated incidents of illness and death. However, federal and state law enforcement officials have issued public warnings about additional potential terrorist activity involving biological and other weapons. If the United States were to experience more widespread bioterrorist or other attacks, the Company’s covered medical expenses could rise and the Company could experience a material adverse effect on its results of operations, financial condition and cash flow.

In April and May 2002, one of the Company’s wholly owned subsidiaries acting as a pharmacy benefit management business under the trade name WellPoint Pharmacy Management received two administrative subpoenas duces tecum issued by the U.S. Attorney’s Office in Boston Massachusetts. The Company does not believe that its pharmacy benefit management business is presently a target of investigation by the U.S. Attorney. The subpoenas appear to focus primarily on WellPoint Pharmacy Management’s relationship with TAP Pharmaceuticals, including TAP’s drugs Lupron and Prevacid. The Company has responded to the subpoenas by producing certain requested documents. The Company believes that it is in compliance in all material respects with all laws and regulations applicable to the pharmacy benefit management business.

As a result of the general nationwide economic downturn, many states are currently experiencing budget deficits. State legislators are exploring a variety of alternatives to address this situation. In order to address the budget shortfalls, various states may propose reductions in payments received by Medicaid managed care providers such as the Company. Alternatively, state legislators may seek to impose greater state taxes. Any significant reduction in payments received by the Company in connection with its Medicaid managed care business could have a material adverse effect on the Company’s results of operations or financial condition. Additionally, any increase in state taxes could prolong or exacerbate the current economic downturn, which could in turn have a material adverse effect on the Company’s results of operations or financial condition. Budget cutbacks could also result in reduced employment levels in public sector accounts for which the Company provides insured or administrative services products.

Review by Independent Accountants

With respect to the unaudited consolidated financial information of WellPoint Health Networks Inc. for the three-month periods ended March 31, 2003 and 2002, PricewaterhouseCoopers LLP (“PricewaterhouseCoopers”) reported that they have applied limited procedures in accordance with professional standards for a review of such information. However, their separate report dated April 22, 2003 appearing herein, states that they did not audit and they do not express an opinion on that unaudited consolidated financial information. Accordingly, the degree of reliance on their report on such information should be restricted in light of the limited nature of the review procedures applied. PricewaterhouseCoopers is not subject to the liability provisions of Section 11 of the Securities Act of 1933 for their report on the unaudited consolidated financial information because that report is not a “report” or a “part” of the registration statement prepared or certified by PricewaterhouseCoopers within the meaning of Sections 7 and 11 of the Act.

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

Asset interest rate risk is managed within a duration band tied to the Company’s liability interest rate risk. Credit risk is managed by maintaining high average quality ratings and a well-diversified portfolio.

The Company’s use of derivative instruments is generally limited to hedging purposes and has principally consisted of forward exchange contracts and interest rate swaps. The Company’s investment policy prohibits the use of derivatives for leveraging purposes as well as the creation of risk exposures not otherwise allowed within the policy.

From time to time, the Company has entered into interest rate swap agreements primarily to minimize significant, unanticipated earnings fluctuations caused by interest rate volatility. The Company’s goal is to maintain a balance between fixed and floating interest rates on its long-term debt. The Company believes that this allows it to better anticipate its interest payments while helping to manage the asset-liability relationship.

Interest Rate Risk

The Company is exposed to market rate risks associated with its investments and borrowings. Market risk represents the risk of loss in value of a financial instrument resulting from changes in interest rates and equity prices.

As of March 31, 2003, the Company’s investment securities at market value, totaled $5.4 billion, of which 89.7% was invested in fixed-income securities and the remaining 10.3% was invested in equity securities. The Company has evaluated the net impact to the fair value of its fixed-income investments from a hypothetical change in all interest rates of 100, 200 and 300 basis points (“bp”). In doing so, optionality was addressed through Monte Carlo simulation of the price behavior of securities with embedded options. In addressing prepayments on mortgage-backed securities, the model follows the normal market practice of estimating a non-interest rate sensitive component (primarily related to relocations) and an interest-sensitive component (primarily related to refinancings) separately. The model is based on statistical techniques applied to historical prepayment and market data, and then incorporates forward-looking mortgage market research and judgments about future prepayment behavior. Changes in the fair value of the investment portfolio, net of tax, are reflected in the balance sheet through stockholders’ equity. The results of this analysis as of March 31, 2003 are shown in the table below. The table also shows the change in valuation of the $200.0 million notional amount 6 3/8% fixed for LIBOR-based floating interest rate swap agreement as of March 31, 2003.

	Decrease in fair value given an interest rate increase of:
	100 bp	200 bp	300 bp
	(In millions)

Fixed Income Portfolio	$(137.8)	$(298.9)	$(469.1)
Valuation of Interest Rate Swap Agreement	(6.0)	(11.7)	(17.2)
	$(143.8)	$(310.6)	$(486.3)

The Company believes that an interest rate shift in a 12-month period of 100 bp represents a moderately adverse outcome, while a 200 bp shift is significantly adverse and a 300 bp shift is unlikely given historical precedents. Although the Company holds its bonds as “available for sale” for purposes of Statement of Financial Accounting Standards No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” the Company’s cash flows and the short duration of its investment portfolio should allow it to hold securities to maturity, thereby avoiding the recognition of losses should interest rates rise significantly.

Interest Rate Swap Agreements

On January 15, 2002, the Company entered into a $200.0 million notional amount interest rate swap agreement with respect to its 2006 Notes. The swap agreement is a contract to exchange a fixed 6 3/8% rate for a LIBOR-based floating rate. For the quarters ended March 31, 2003 and 2002, the Company recognized settlement income of $1.9 million and $1.0 million from this swap agreement. (See Note 6 to the Consolidated Financial Statements.)

The Company has from time to time entered into additional interest rate swap agreements in order to reduce the volatility of interest expense resulting from changes in interest rates. As of December 31, 2001, the Company had entered into $200.0 million of floating to fixed-rate swap agreements, which consisted of a $150.0 million notional amount swap agreement at 6.99% and a $50.0 million notional amount swap agreement at 7.06%. As of December 31, 2001, the Company also had $235.0 million of LIBOR-based floating rate debt outstanding. In September 2002, the Company terminated these two fixed-rate swap agreements with an aggregate cash settlement of $17.6 million, of which $1.8 million was accrued interest and the remaining $15.8 million represented the fair value of the swap agreements at the time of termination and is being amortized over the term of the original swap agreements. As of March 31, 2003, the remaining balance of the swap agreements was $11.1 million. (See Note 7 to the Consolidated Financial Statements for further discussion.)

Equity Price Risk

As of March 31, 2003, the Company’s equity securities were comprised primarily of domestic stocks. Assuming an immediate decrease of 10% in market value, as of March 31, 2003, the hypothetical pre-tax loss in fair value of stockholders’ equity is estimated to be approximately $56.2 million.

ITEM 4.     Controls and Procedures

The Company maintains “disclosure controls and procedures,” as such term is defined under Rule 13a-14(c) of the rules and regulations under the Securities Exchange Act of 1934, as amended (the “Exchange Act”).  These disclosure controls and procedures are designed to ensure that information required to be disclosed in the Company’s Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission (the “SEC”), and that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures.  The Company has carried out an evaluation, within the 90 days prior to the date of filing of this quarterly report on Form 10-Q, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based upon their evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective in ensuring that material information relating to the Company is made known to the Chief Executive Officer and Chief Financial Officer by others within the Company during the period in which this quarterly report on Form 10-Q was being prepared.

There have been no significant changes in the Company’s internal controls or in other factors that could significantly affect these controls subsequent to the date the Company completed its evaluation.

PART II.                         OTHER INFORMATION

ITEM 1.                  Legal Proceedings

See “Factors That May Affect Future Results of Operations” for a discussion of various pending legal matters involving the Company and its subsidiaries. The Company’s annual report on Form 10-K for the year ended December 31, 2002 also contains a discussion of various pending legal matters.

ITEM 6.                  Exhibits and Reports on Form 8-K

(a)          Exhibits

See Exhibit Index.

(b)         Reports on Form 8-K

On January 24, 2003, the Company filed a current report on Form 8-K dated January 24, 2003 announcing the signing of an amended and restated merger agreement with CareFirst, Inc. A copy of the amended and restated merger agreement was also provided.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WELLPOINT HEALTH NETWORKS INC.
Registrant

Date: May 15, 2003	By:	/s/ LEONARD D. SCHAEFFER
Leonard D. Schaeffer
Chairman of the Board of Directors and Chief Executive Officer

Date: May 15, 2003	By:	/s/ DAVID C. COLBY
David C. Colby
Executive Vice President and Chief Financial Officer

Date: May 15, 2003	By:	/s/ KENNETH C. ZUREK
Kenneth C. Zurek
Senior Vice President, Controller and Taxation

CERTIFICATIONS

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

4.             The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)                designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)               evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)                presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.             The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)                all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)               any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.             The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 15, 2003

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

4.             The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)                designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)               evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)                presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.             The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)                all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)               any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.             The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 15, 2003

/s/ DAVID C. COLBY
David C. Colby
Executive Vice President and Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Exhibit
2.01

Amended and Restated Recapitalization Agreement dated as of March 31, 1995 by and among the Registrant, Blue Cross of California, Western Health Partnerships and Western Foundation for Health Improvement, incorporated by reference to Exhibit 2.1 to the Registrant’s Registration Statement on Form S-4 dated April 8, 1996.

2.02

Amended and Restated Agreement and Plan of Merger dated as of November 29, 2000 by and among Cerulean Companies, Inc., the Registrant and Water Polo Acquisition Corp., incorporated by reference to Exhibit 2.01 to the Registrant’s Current Report on Form 8-K dated March 15, 2001.

2.03

Agreement and Plan of Merger dated as of October 17, 2001 by and among the Registrant, RightCHOICE Managed Care, Inc. and RWP Acquisition Corp., incorporated by reference to Exhibit 2.1 to the Registrant’s Registration Statement on Form S-4 (Registration No. 333-73382).

2.04

Amended and Restated Agreement and Plan of Merger dated as of January 24, 2003 by and among the Registrant, CareFirst, Inc. and Congress Acquisition Corp., incorporated by reference to Exhibit 99.2 to the Registrant’s Current Report on Form 8-K dated January 24, 2003.

3.01	Restated Certificate of Incorporation of the Registrant, incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K dated August 4, 1997 (File No. 001-13083).

3.02	Bylaws of the Registrant, incorporated by reference to Exhibit 4.2 to the Registrant’s Registration Statement on Form S-8 (Registration No. 333-90701).

4.01	Specimen of Common Stock certificate of the Registrant, incorporated by reference to Exhibit 4.01 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2002.

4.02	Restated Certificate of Incorporation of the Registrant (included in Exhibit 3.01).

4.03	Bylaws of the Registrant (included in Exhibit 3.02).

4.04

Amended and Restated Indenture dated as of June 8, 2001 by and between the Registrant and the Bank of New York, as trustee, incorporated by reference to Exhibit 4.3 to the Registrant’s Current Report on Form 8-K dated June 7, 2001.

4.05	Form of Note evidencing the Registrant’s 6 3 / 8% Notes due 2006, incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K dated June 12, 2001.

4.06	Form of Note evidencing the Registrant’s 6 3 / 8% Notes due 2012, incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K dated January 11, 2002.

10.01	Second Amendment to 364-Day Credit Agreement dated as of March 28, 2003, by and among the Registrant, the lenders from time to time party thereto, Bank of America, N.A., as administrative agent, and JPMorgan Chase Bank, as syndication agent.

10.02

First Amendment to Five Year Credit Agreement dated as of March 28, 2003, by and among the Registrant, the lenders from time to time party thereto, Bank of America, N.A., as administrative agent, and JPMorgan Chase Bank, as syndication agent.

15.01	Letter on unaudited interim financial information.

99.01	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350.

99.02	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350.