Form 10-Q
period 2003-06-30
WELLPOINT HEALTH NETWORKS INC /DE/
filed 2003-08-14
CIK 1013220

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2003

OR

☐  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from          to

Commission File Number  001-13083

WELLPOINT HEALTH NETWORKS INC.

(Exact name of registrant as specified in its charter)

Delaware	95-4635504
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No)

1 WellPoint Way, Thousand Oaks, California	91362
(Address of principal executive offices)	(Zip Code)

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

As of August 5, 2003, there were approximately 146,812,527 shares of Common Stock, $0.01 par value of the registrant outstanding.

WellPoint Health Networks Inc.

Quarterly Report on Form 10-Q for the Quarter Ended June 30, 2003

PART I. FINANCIAL INFORMATION

ITEM 1.  Financial Statements

WellPoint Health Networks Inc.

Consolidated Balance Sheets

(In thousands, except share data)	June 30, 2003	December 31, 2002
	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$1,378,068	$1,355,616
Investment securities, at market value	6,395,622	5,282,887
Receivables, net	1,367,685	1,223,232
Deferred tax assets, net	274,200	310,245
Other current assets	249,792	208,711
Total Current Assets	9,665,367	8,380,691
Property and equipment, net	357,072	346,351
Intangible assets, net	732,332	737,461
Goodwill, net	1,710,292	1,691,771
Long-term investments, at market value	148,222	134,274
Other non-current assets	174,352	180,083
Total Assets	$12,787,637	$11,470,631

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Medical claims payable	$2,518,384	$2,422,331
Reserves for future policy benefits	67,463	68,907
Unearned premiums	518,689	495,508
Accounts payable and accrued expenses	1,130,390	1,144,662
Experience rated and other refunds	252,069	251,743
Income taxes payable	106,276	140,881
Security trades pending payable	399,214	428,851
Security lending payable	778,296	197,453
Other current liabilities	702,967	601,513
Total Current Liabilities	6,473,748	5,751,849
Accrued postretirement benefits	126,722	123,042
Reserves for future policy benefits, non-current	221,417	214,328
Long-term debt	1,163,539	1,011,578
Deferred tax liabilities	189,097	187,020
Other non-current liabilities	204,843	206,117
Total Liabilities	8,379,366	7,493,934
Stockholders’ Equity:
Preferred Stock - $0.01 par value, 50,000,000 shares authorized, none issued and outstanding	—	—
Common Stock - $0.01 par value, 300,000,000 shares authorized, 149,748,101 issued at June 30, 2003 and December 31, 2002	1,497	1,497
Treasury stock, at cost, 3,292,530 and 2,697,958 shares at June 30, 2003 and December 31, 2002, respectively	(215,275)	(173,842)
Additional paid-in capital	1,779,751	1,812,004
Retained earnings	2,732,776	2,315,254
Accumulated other comprehensive income	109,522	21,784
Total Stockholders’ Equity	4,408,271	3,976,697
Total Liabilities and Stockholders’ Equity	$12,787,637	$11,470,631

See the accompanying notes to the consolidated financial statements.

WellPoint Health Networks Inc.

Consolidated Income Statements

(Unaudited)

	Quarter Ended June 30,		Six Months Ended June 30,
(In thousands, except earnings per share)	2003	2002	2003	2002
Revenues:
Premium revenue	$4,654,854	$4,025,094	$9,203,159	$7,723,753
Management services and other revenue	221,466	207,831	447,637	392,268
Investment income	64,037	66,148	130,352	126,062
	4,940,357	4,299,073	9,781,148	8,242,083
Operating Expenses:
Health care services and other benefits	3,769,667	3,282,003	7,487,167	6,264,607
Selling expense	201,237	167,465	393,234	323,190
General and administrative expense	578,000	538,586	1,167,669	1,080,675
	4,548,904	3,988,054	9,048,070	7,668,472
Operating Income	391,453	311,019	733,078	573,611
Interest expense	12,689	19,069	25,463	35,554
Other expense, net	4,646	13,978	11,650	24,901
Income before Provision for Income Taxes and Extraordinary Item	374,118	277,972	695,965	513,156
Provision for income taxes	149,649	111,267	278,443	205,351
Income before Extraordinary Item	224,469	166,705	417,522	307,805
Extraordinary Item:
Gain from negative goodwill on acquisition	—	4,042	—	4,042
Net Income	$224,469	$170,747	$417,522	$311,847

Earnings Per Share:
Income before Extraordinary Item	$1.54	$1.15	$2.87	$2.17
Extraordinary gain from negative goodwill on acquisition	—	0.03	—	0.03
Net Income	$1.54	$1.18	$2.87	$2.20

Earnings Per Share Assuming Full Dilution:
Income before Extraordinary Item	$1.49	$1.09	$2.79	$2.07
Extraordinary gain from negative goodwill on acquisition	—	0.03	—	0.03
Net Income	$1.49	$1.12	$2.79	$2.10

Weighted Average Shares Outstanding	145,711	144,852	145,662	141,986
Fully Diluted Weighted Average Shares Outstanding	150,217	152,566	149,697	149,230

See the accompanying notes to the consolidated financial statements

WellPoint Health Networks Inc.

Consolidated Statement of Changes in Stockholders’ Equity

(Unaudited)

	Preferred Stock					Additional Paid - in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Total
		Common Stock
		Issued		In Treasury
(In thousands)		Shares	Amount	Shares	Amount
Balance as of December 31, 2002	$—	149,748	$1,497	2,698	$(173,842)	$1,812,004	$2,315,254	$21,784	$3,976,697
Stock grants to employees and directors				(483)	31,266				31,266
Stock issued for employee stock option plans and stock purchase plans				(1,834)	119,715	30,712			150,427
Stock repurchased, at cost				2,912	(192,414)				(192,414)
Net losses from treasury stock reissued						(62,965)			(62,965)
Comprehensive income
Net income							417,522		417,522
Other comprehensive income, net of tax
Change in unrealized valuation adjustment on investment securities, net of reclassification adjustment								87,738	87,738
Total comprehensive income							417,522	87,738	505,260

Balance as of June 30, 2003	$—	149,748	$1,497	3,293	$(215,275)	$1,779,751	$2,732,776	$109,522	$4,408,271

See the accompanying notes to the consolidated financial statements

WellPoint Health Networks Inc.

Consolidated Statements of Cash Flows

(Unaudited)

	Six Months Ended June 30,
(In thousands)	2003	2002
Cash flows from operating activities:
Income before extraordinary item	$417,522	$307,805
Adjustments to reconcile income before extraordinary item to net cash provided by operating activities:
Depreciation and amortization, net of accretion	79,468	56,562
(Gain) loss on sales of assets, net	(10,856)	6,533
Benefit for deferred income taxes	(16,137)	(58,548)
Amortization of deferred gain on sale of building	—	(2,213)
Accretion of interest on zero coupon convertible subordinated debentures 6 3/8% Notes due 2012 and 6 3/8% Notes due 2006	140	3,761
(Increase) decrease in certain assets:
Receivables, net	(212,793)	(104,912)
Other current assets	(41,105)	(18,159)
Other non-current assets	8,048	(24,187)
Increase (decrease) in certain liabilities:
Medical claims payable	95,865	200,247
Reserves for future policy benefits	5,645	12,029
Unearned premiums	17,329	(24,479)
Accounts payable and accrued expenses	(13,824)	145,730
Experience rated and other refunds	326	910
Income taxes payable	(11,191)	18,137
Other current liabilities	101,115	62,497
Accrued postretirement benefits	3,680	4,249
Other non-current liabilities	(1,274)	10,606
Net cash provided by operating activities	421,958	596,568
Cash flows from investing activities:
Investments purchased	(5,339,371)	(3,251,028)
Proceeds from investments sold	4,394,694	2,614,967
Property and equipment purchased	(58,576)	(55,885)
Proceeds from property and equipment sold	5,306	4,355
Acquisition of new businesses, net of cash acquired	(27,708)	(347,616)
Net cash used in investing activities	(1,025,655)	(1,035,207)
Cash flows from financing activities:
Net repayment of long-term debt under the revolving credit facility	—	(235,000)
Net borrowing of commercial paper	149,504	199,813
Net borrowing of long-term debt under 6 3/8% Notes due 2012	—	348,905
Cash paid on redemption of zero coupon convertible subordinated debentures	—	(5,747)
Change in advances on securities lending deposits	580,843	—
Proceeds from issuance of Common Stock	88,216	107,162
Common Stock repurchased	(192,414)	(122,265)
Net cash provided by financing activities	626,149	292,868
Net increase (decrease) in cash and cash equivalents	22,452	(145,771)
Cash and cash equivalents at beginning of period	1,355,616	1,028,476
Cash and cash equivalents at end of period	$1,378,068	$882,705

See the accompanying notes to the consolidated financial statements

WellPoint Health Networks Inc.

Notes to Consolidated Financial Statements

(Unaudited)

1.              Organization

WellPoint Health Networks Inc. (the “Company” or “WellPoint”) is one of the nation’s largest publicly traded managed health care companies.  As of June 30, 2003, WellPoint had approximately 13.4 million medical members and approximately 49.4 million specialty members.  Through its subsidiaries, the Company offers a broad spectrum of network-based managed care plans to the large and small employer, individual and senior markets.  The Company’s managed care plans include preferred provider organizations (“PPOs”), health maintenance organizations (“HMOs”), point-of-service (“POS”) plans and other hybrid plans and traditional indemnity plans.  In addition, the Company offers managed care services, including underwriting, actuarial services, network access, medical management and claims processing. The Company also provides a broad array of specialty and other products and services including pharmacy benefits management, dental, vision, life insurance, preventive care, disability insurance, behavioral health, COBRA and flexible benefits account administration.  The Company markets its products in California primarily under the name Blue Cross of California, in Georgia primarily under the name Blue Cross Blue Shield of Georgia, in various parts of Missouri (including the greater St. Louis area) under the name Blue Cross Blue Shield of Missouri and in various parts of the country under the name UNICARE or HealthLink. These products are marketed by the Company’s various operating subsidiaries throughout the United States. The Company holds the exclusive right in California to market its products under the Blue Cross name and mark and in Georgia and in 85 counties in Missouri (including the greater St. Louis area) to market its products under the Blue Cross and Blue Shield names and marks. The Company’s customer base is diversified, with extensive membership among large and small employer groups and individuals and in the Medicare and Medicaid markets.

2.              Basis of Presentation

The accompanying unaudited consolidated financial statements of WellPoint have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial reporting.  In accordance with the rules and regulations of the SEC, certain footnotes or other financial information have been condensed or omitted if they substantially duplicate the disclosures contained in the Company’s annual audited financial statements.  In the opinion of management, the interim financial statements reflect all material adjustments (which are of a normal recurring nature) necessary for a fair statement of its financial position as of June 30, 2003, the results of its operations for the quarters and six months ended June 30, 2003 and 2002, its changes in stockholders’ equity for the six months ended June 30, 2003 and its cash flows for the six months ended June 30, 2003 and 2002.  The results of operations for the interim periods presented are not necessarily indicative of the operating results for the full year.  These unaudited consolidated financial statements should be read together with the consolidated financial statements and notes included in the Company’s annual report on Form 10-K for the year ended December 31, 2002. The Company has reclassified certain prior year amounts in the accompanying unaudited consolidated financial statements to conform to the 2003 presentation.

3.              New Accounting Pronouncements

In April 2002, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 145, “Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections as of April 2002” (“SFAS No. 145”). With the rescission of FASB Statement No. 4, gains and losses from the extinguishment of debt should be classified as extraordinary items only if they meet the criteria in APB Opinion No. 30. The provisions of APB Opinion No. 30 distinguish between transactions that are part of an entity’s recurring operations and those that are unusual or infrequent or that meet the criteria for classification as an extraordinary item. The provisions of SFAS No. 145 related to the rescission of FASB Statement No. 4 are required to be applied for fiscal years beginning after May 15, 2002. The Company has determined that the extinguishment of debt under its Zero Coupon Convertible Subordinated Debentures, which were redeemed as of October 28, 2002, does not meet the requirements of unusual or infrequent and therefore would not be included as an extraordinary item with the rescission of FASB Statement No. 4.  For the quarter and six months ended June 30, 2002, WellPoint reclassified an extraordinary loss of $2.1 million, which included a tax benefit of $0.8 million, to interest expense. The Company does not believe the other provisions of SFAS No. 145 will have a material effect on its consolidated financial statements.

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

In April 2003, the FASB amended and clarified financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and hedging activities under Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS No. 133”), through the issuance of Statement of Financial Accounting Standards No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities” (“SFAS No. 149”). SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. The adoption of SFAS No. 149 is not expected to have a material impact on the Company’s financial condition or results of operations.

In May 2003, the FASB issued Statement of Financial Accounting Standards No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity” (“SFAS No. 150”). SFAS No. 150 modifies the accounting for certain financial instruments that, under previous guidance, issuers could account for as equity. SFAS No. 150 requires that those instruments be classified as liabilities in statements of financial position. Most of the guidance in SFAS No. 150 is effective for all financial instruments entered into or modified after May 31, 2003 or otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of SFAS No. 150 is not expected to have a material impact on the Company’s financial condition or results of operations.

4.     Acquisitions

On June 30, 2003, the Company completed the acquisition of Golden West Health Plan, Inc. (“Golden West”) for a purchase price of approximately $30.5 million. Upon completion of the acquisition, Golden West had net assets with a fair value of approximately $0.5 million and served more than 275,000 dental and vision members. With the acquisition of Golden West, WellPoint served approximately 2.9 million dental members nationally as of June 30, 2003. The purchase price allocation between goodwill and identifiable intangible assets was $17.1 million and $13.0 million, respectively. The operating results for Golden West will be included in WellPoint’s consolidated income statement for periods following the completion of the acquisition.

On April 30, 2002, the Company completed its acquisition of Methodist Care, Inc. (“MethodistCare”), which served over 70,000 members in the Houston, Texas and surrounding areas at the time of acquisition. This acquisition was intended to enable UNICARE, WellPoint’s national operating unit, to expand its product line by offering HMO and  open-access products in the Gulf Coast and surrounding regions in Texas, including the greater Houston-Galveston metropolitan area. As a result of the acquisition, the Company recognized an extraordinary gain of $8.9 million, or $0.06 per share assuming full dilution, for the year ended December 31, 2002, due to an excess of the fair value of net assets over acquisition costs. The operating results for MethodistCare are included in WellPoint’s consolidated income statement for periods following the completion of the acquisition.

On January 31, 2002, WellPoint completed its merger, through its wholly owned subsidiary, RWP Acquisition Corp., with RightCHOICE Managed Care, Inc. (“RightCHOICE”), the parent company of Blue Cross and Blue Shield of Missouri, which served approximately 2.2 million medical members as of January 31, 2002. Under the terms of the transaction, total consideration paid to all holders of RightCHOICE common stock and holders of employee stock options in the merger was approximately $379.1 million in cash and 16.5 million shares of WellPoint Common Stock. The Company issued approximately 11.1 million shares from treasury stock and the remaining 5.4 million shares from newly issued shares of WellPoint Common Stock. The total purchase price of approximately $1,503.7 million was used to purchase net assets with a fair value of approximately $308.8 million. The operating results for

RightCHOICE are included in WellPoint’s consolidated income statement periods following the completion of the acquisition.

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

The changes in the carrying amount of goodwill by reportable segment are as follows:

(In thousands)	Health Care	Specialty	Consolidated
Balance as of January 1, 2002	$646,375	$14,971	$661,346
Goodwill acquired during 2002	1,074,322	—	1,074,322
Final allocation of Cerulean goodwill and acquired intangibles	(47,361)	—	(47,361)
Reclassification from other intangible assets, net of accumulated amortization of $2,005	3,464	—	3,464
Balance as of December 31, 2002	1,676,800	14,971	1,691,771
Final purchase accounting adjustments for RightCHOICE goodwill	1,471		1,471
Goodwill acquired during 2003	—	17,050	17,050
Balance as of June 30, 2003	$1,678,271	$32,021	$1,710,292

On June 30, 2003, WellPoint completed its acquisition of Golden West, as discussed in Note 4.  As a result of the acquisition of Golden West, the Company recorded $17.1 million of goodwill and $13.0 million of identifiable intangible assets as of June 30, 2003. The valuation process is not yet complete and, therefore, the allocation between goodwill and other intangible assets recorded as of June 30, 2003 represents an estimate. The Company assumes no residual value for its amortizable intangible assets.

The following table presents details of the acquired amortized and non-amortized intangible assets of Golden West at cost as of June 30, 2003:

(In thousands)	Gross Carrying Value	Useful Life (in years)	Weighted Average Useful Life (in years)
Amortized intangible assets:
Customer contracts and related customer relationships	$5,000	12	12.0
Total amortized intangible assets	5,000

Non-amortized intangible assets:
Trade names and service marks	8,000	Indefinite	Indefinite
Total non-amortized intangible assets	8,000

Total other intangible assets	$13,000

The gross carrying value, accumulated amortization and net carrying value of other intangible assets as of June 30, 2003 and December 31, 2002 were as follows:

(In thousands)	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Amortizat- ion Period (in years)
As of June 30, 2003
Amortized intangible assets:
Provider relationships	$29,974	$4,610	$25,364	10 to 25
Customer contracts and related customer relationships	357,699	90,143	267,556	1.5 to 20
Other	21,967	8,937	13,030	5 to 20
Total amortized intangible assets	409,640	103,690	305,950

Non-amortized intangible assets:
Provider relationships	17,122	98	17,024	Indefinite
Trade names and service marks	412,000	2,642	409,358	Indefinite
Total non-amortized intangible assets	429,122	2,740	426,382

Total other intangible assets	$838,762	$106,430	$732,332

(In thousands)	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Amortizat- ion Period (in years)
As of December 31, 2002
Amortized intangible assets:
Provider relationships	$29,974	$3,871	$26,103	10 to 25
Customer contracts and related customer relationships	352,699	73,761	278,938	1.5 to 20
Other	21,967	7,929	14,038	5 to 20
Total amortized intangible assets	404,640	85,561	319,079

Non-amortized intangible assets:
Provider relationships	17,122	98	17,024	Indefinite
Trade names and service marks	404,000	2,642	401,358	Indefinite
Total non-amortized intangible assets	421,122	2,740	418,382

Total other intangible assets	$825,762	$88,301	$737,461

For the quarter and six months ended June 30, 2003, amortization expense relating to intangible assets was $9.0 million and $18.1 million, respectively. For the quarter and six months ended June 30, 2002, amortization expense relating to intangible assets was $9.6 million and $18.4 million, respectively. The following table presents the Company’s estimated annual amortization expense for amortized intangible assets for each of the years ending December 31, 2003, 2004, 2005, 2006 and 2007 (amounts in thousands). These estimates were calculated based on the gross carrying value of amortized intangible assets as of June 30, 2003 using the applicable amortization period.

For year ending December 31, 2003	$36,595
For year ending December 31, 2004	34,489
For year ending December 31, 2005	32,257
For year ending December 31, 2006	27,868
For year ending December 31, 2007	24,907

6.     Long-Term Debt

The carrying amount of the Company’s long-term indebtedness consisted of the following:

(In thousands)	June 30, 2003	December 31, 2002

6 3/8% Notes due 2006	$465,252	$462,838
6 3/8% Notes due 2012	349,025	348,982
Commercial paper program	349,262	199,758
Total long-term debt	$1,163,539	$1,011,578

6 3/8% Notes due 2012

On January 16, 2002, the Company issued $350.0 million aggregate principal amount at maturity of 6 3/8% Notes due January 15, 2012 (the “2012 Notes”). The net proceeds of this offering totaled approximately $348.9 million. The net proceeds from the sale of the 2012 Notes were used to partially finance the RightCHOICE merger discussed in Note 4. The 2012 Notes bear interest at a rate of 6 3/8% per annum, payable semi-annually in arrears on January 15 and July 15 of each year commencing July 15, 2002. Interest is computed on the basis of a 360-day year of twelve 30-day months. At June 30, 2003 and December 31, 2002, the Company had $349.0 million (based upon the principal amount of $350.0 million less unamortized discount) of 2012 Notes outstanding. The related interest expense and amortization of discount and issue costs for each of the quarters ended June 30, 2003 and 2002 totaled $5.7 million. The related interest expense and amortization of discount and issue costs for the six months ended June 30, 2003 and 2002 totaled $11.4 million and $10.5 million, respectively.

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

6 3/8% Notes due 2006

On June 15, 2001, the Company issued $450.0 million aggregate principal amount at maturity of 6 3/8% Notes due June 15, 2006 (the “2006 Notes”). The net proceeds of this offering totaled approximately $449.0 million. The net proceeds from the sale of the 2006 Notes were used for repayment of indebtedness under the Company’s revolving credit facilities. The 2006 Notes bear interest at a rate of 6 3/8% per annum, payable semi-annually in arrears on June 15 and December 15 of each year commencing December 15, 2001. Interest is computed on the basis of a 360-day year of twelve 30-day months. At June 30, 2003 and December 31, 2002, the Company had $449.4 million and $449.3 million, respectively, (based upon the principal amount of $450.0 million less unamortized discount) of 2006 Notes outstanding. The related interest expense and amortization of discount and issue costs for each of the quarters ended June 30, 2003 and 2002 was $7.5 million. The related interest expense and amortization of discount and issue costs for each of the six-month periods ended June 30, 2003 and 2002 totaled $14.9 million. The 2006 Notes may be redeemed, in whole or in part, at the Company’s option at any time. The redemption price for any 2006 Notes redeemed will be equal to the greater of the following amounts: 1) 100% of the principal amount of the 2006 Notes being redeemed on the redemption date; and 2) the sum of the present values of the remaining scheduled payments of principal and interest on the 2006 Notes being redeemed on that redemption date (not including any portion of any payments of interest accrued to the redemption date) discounted to the redemption date on a semi-annual basis at the Treasury rate as determined by the designated Reference Treasury Dealer (Salomon Smith Barney Inc. or UBS Warburg LLC or their respective successors), plus 25 basis points. In each case, the redemption price will also include accrued and unpaid interest on the 2006 Notes to the redemption date.

With the intention of reducing the interest expense associated with the 2006 Notes, the Company, on January 15, 2002, entered into a $200.0 million notional amount interest rate swap agreement. The swap agreement is a contract to exchange a fixed 6 3/8% rate for a LIBOR-based floating rate. The swap agreement expires June 15, 2006. As of June 30, 2003 and December 31, 2002, the Company recognized a liability adjustment, for the change in the fair value of the interest rate swap agreement, of $15.9 million and $13.6 million, respectively, related to the 2006 Notes. The Company recognized settlement income of $2.0 million and $1.8 million for the quarters ended June 30, 2003 and 2002, respectively, from this interest rate swap, which offset the Company’s interest expense. For the six months ended June 30, 2003 and 2002, the Company recognized settlement income of $3.9 million and $2.8 million, respectively from this interest rate swap (see Note 7).

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

Loans under the $250.0 million facility are made on a committed basis. Loans under the $750.0 million facility are made on a committed basis or pursuant to an auction bid process. The $750.0 million facility also contains sublimits for letters of credit and “swingline” loans. Each credit agreement requires the Company to maintain certain financial ratios and contains restrictive covenants, including restrictions on the incurrence of additional indebtedness and the granting of certain liens, limitations on acquisitions and investments and limitations on changes in control. During the year ended December 31, 2002, the Company repaid the entire outstanding principal balance under the revolving credit facility. This repayment was funded in part by the Company’s incurrence of indebtedness described below under the heading “Commercial Paper Program.” As of June 30, 2003, the Company had no amounts outstanding under the revolving credit facility.

Zero Coupon Convertible Subordinated Debentures

On July 2, 1999, the Company issued $299.0 million aggregate principal amount at maturity of zero coupon convertible subordinated debentures due 2019 (the “Debentures”). The proceeds totaled approximately $200.8 million. The Debentures accreted interest at a yield to maturity of 2.0% per year compounded semi-annually. Holders had the option to convert the Debentures into the Company’s Common Stock at any time prior to maturity at a rate of 13.594 shares per $1,000 principal amount at maturity. In lieu of delivering shares of Common Stock upon conversion of any Debentures, the Company had the option to pay cash for the Debentures in an amount equal to the last reported sales price of its Common Stock on the trading day preceding the conversion date. The Debentures were subordinated in right of payment to all existing and future senior indebtedness. On October 6, 1999, the Board of Directors authorized the repurchase of some or all of the Company’s Debentures for cash. The Company did not repurchase any Debentures during the year ended December 31, 2001. During 2002, all of the outstanding Debentures were either redeemed by the Company or converted. Accreted interest related to the Debentures was $0.7 million and $1.5 million for the quarter and six months ended June 30, 2002, respectively.

Commercial Paper Program

In April 2002, the Company commenced a commercial paper program providing for the issuance of up to $1.0 billion in aggregate maturity value of short-term indebtedness (known generally as “commercial paper”). The commercial paper is being issued by the Company without registration under the Securities Act of 1933, as amended (the “1933 Act”) in reliance upon the exemption from registration contained in Section 4(2) of the 1933 Act. The commercial paper is issued in denominations of $100,000 or integral multiples of $1,000 in excess thereof and will bear such interest rates, if interest-bearing, or will be sold at such discount from their face amounts, as agreed upon by the Company and the dealer or dealers acting in connection with the commercial paper program. The commercial paper may be issued with varying maturities up to a maximum of 270 days from the date of issuance. As of June 30, 2003 and December 31, 2002, outstanding commercial paper totaled approximately $349.3 million and $199.8 million, respectively. The average maturity for the commercial paper was 30.5 days as of June 30, 2003 and 54.0 days as of December 31, 2002. The weighted average yield on the outstanding commercial paper as of June 30, 2003 and December 31, 2002 was 1.27% and 1.62%, respectively. The Company intends to maintain commercial paper borrowings of at least the amount outstanding at June 30, 2003 for more than one year. Accordingly, for financial reporting purposes, the commercial paper has been classified under non-current liabilities in the accompanying Consolidated Balance Sheets. The related interest expense for the quarter and six months ended June 30, 2003 was $1.5 million and $2.6 million, respectively. The related interest expense for the quarter and six months ended June 30, 2002 was $0.5 million.

Debt Covenants

The Company’s revolving credit facility requires the maintenance of certain financial ratios and contains other restrictive covenants, including restrictions on the incurrence of additional indebtedness by subsidiaries and the granting of certain liens, limitations on acquisitions and investments and limitations on changes in control. As of June 30, 2003 and December 31, 2002, the Company was in compliance with the requirements in these agreements.

7.     Hedging Activities

The Company maintains an interest rate risk management strategy that uses derivative instruments to minimize significant, unanticipated earnings fluctuations caused by interest rate volatility. The Company’s goal is to maintain a balance between fixed and floating interest rates on its long-term debt.

By using derivative financial instruments to hedge exposures to changes in interest rates, the Company exposes itself to credit risk and market risk. Market risk is the adverse effect on the value of a financial instrument that results from a change in interest rates. The Company manages exposure to market risk associated with interest rate contracts by establishing and monitoring parameters that limit the types and degree of market risk that may be undertaken.

The Company uses interest rate swap agreements to manage interest rate exposures. The principal objective of such contracts is to minimize the risks and/or costs associated with financial and investing activities. The Company does not use derivative financial instruments for speculative purposes. The counterparties to these contractual arrangements are major financial institutions with which the Company also has other financial relationships. These counterparties expose the Company to credit loss in the event of non-performance. However, the Company does not anticipate non-performance by the other parties. As of June 30, 2003, the Company reported a derivative asset of $15.9 million related to a fair value hedge. The cash flow hedges on the floating rate debt under the revolving credit facility were terminated and settled in September 2002 and are discussed in further detail below.

Fair Value Hedges

With the intention of reducing the interest expense associated with the 2006 Notes, the Company, on January 15, 2002, entered into a $200.0 million notional amount interest rate swap agreement. The swap agreement is a contract to exchange a fixed 6 3/8% rate for a LIBOR-based floating rate. The swap agreement expires June 15, 2006. For the quarters ended June 30, 2003 and 2002, the Company recognized $2.0 million and $1.8 million, respectively, of income from this swap agreement, which was recorded as a reduction to interest expense. For the six months ended June 30, 2003 and 2002, the Company recognized $3.9 million and $2.8 million, respectively, of income from this swap agreement, which was recorded as a reduction to interest expense. As of June 30, 2003 and December 31, 2002, the Company recognized a derivative asset of $15.9 million and $13.6 million, respectively, related to this swap agreement.

Cash Flow Hedges

The Company has entered into interest rate swap agreements to reduce the impact of changes in interest rates on its floating rate debt under its revolving credit facility. The swap agreements are contracts to exchange variable-rate for fixed-rate interest payments without the exchange of the underlying notional amounts. During the six months ended June 30, 2002, the

Company recognized a net loss of approximately $8,000, as reported in the Company’s Consolidated Income Statements, which represented the total ineffectiveness of all cash flow hedges during such period.

In September 2002, the Company terminated and settled its $150.0 million and $50.0 million notional amount interest rate swap agreements with original expiration dates of October 17, 2003 and October 17, 2006, respectively. At termination, the Company paid $17.6 million, of which $1.8 million was accrued interest and the remaining $15.8 million represented the fair value of the swap agreements at the time of termination. The fair value of the swap agreements was reflected in accumulated other comprehensive income and will be amortized as a reduction to investment income on a straight-line basis over the shorter of the original expiration dates of the interest rate swap agreements or the expected cash flows of the commercial paper program. The fair value of the $150.0 million and $50.0 million notional amount swap agreements, at termination, were $8.0 million and $7.8 million, respectively. Amortization of other comprehensive income related to the terminated swaps on a pre-tax basis for the quarter and six months ended June 30, 2003 totaled $2.3 million, or $1.4 million after-tax and $4.7 million, or $2.8 million after-tax, respectively. The unamortized amounts in other comprehensive income related to the $150.0 million and $50.0 million notional amount swap agreements as of June 30, 2003 totaled $2.5 million and $6.3 million, respectively. The unamortized pre-tax amounts in other comprehensive income related to the $150.0 million and $50.0 million notional amount swap agreements as of December 31, 2002 totaled $6.2 million and $7.3 million, respectively.

In December 2002, the Company decided to hedge a portion of its unrealized gain on an available-for-sale equity investment by entering into a zero-cost equity collar. The Company’s intent was to limit any cash flow impact caused by any downside price movement in the stock with its anticipated sale. As a result, the Company  designated the equity collar as a cash flow hedge. The collar was created by combining a purchased put option with a written call option. During June 2003, the Company terminated the equity collar and at the settlement date the Company recorded a loss of $0.9 million on investments as the cost to terminate the equity collar.

8.     Stock-Based Compensation

At June 30, 2003, the Company had three stock-based employee compensation plans: the 1999 Stock Incentive Plan, the 2000 Employee Stock Option Plan and the Employee Stock Purchase Plan. The Company accounts for these plans under the recognition and measurement principles of APB Opinion No. 25, “Accounting for Stock Issued to Employees” and related FASB interpretations. Accordingly, compensation cost for stock options under existing plans is measured as the excess, if any, of the quoted market price of the Company’s Common Stock at the date of the grant over the amount an employee must pay to acquire the stock. No stock-based employee compensation cost is reflected in net income related to stock options granted because options under those plans had an exercise price equal to the market value of the underlying Common Stock on the date of grant. Employee stock-based compensation included in reported net income includes restricted stock awards being amortized over the award’s vesting period.

The following table illustrates the pro forma effect on net income and earnings per share if the Company had applied the fair value recognition provisions of Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” as amended by Statement of Financial Accounting Standards No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure,” for the quarters and six months ended June 30, 2003 and 2002.

	Quarter Ended June 30,		Six Months Ended June 30,
(In millions, except per share amounts)	2003	2002	2003	2002

Net income—as reported	$224.5	$170.7	$417.5	$311.8
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	0.1	0.6	0.5	1.7
Less: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(18.2)	(14.1)	(35.4)	(27.6)
Net income—pro forma	$206.4	$157.2	$382.6	$285.9

Earnings per share—as reported	$1.54	$1.18	$2.87	$2.20
Earnings per share—pro forma	$1.42	$1.09	$2.63	$2.01
Earnings per share assuming full dilution—as reported	$1.49	$1.12	$2.79	$2.10
Earnings per share assuming full dilution—pro forma	$1.37	$1.03	$2.56	$1.92

The above pro forma disclosures may not be representative of the effects on reported pro forma net income for future years.

9.     Earnings Per Share

The following is an illustration of the dilutive effect of the Company’s potential Common Stock on earnings per share (“EPS”). For the quarters ended June 30, 2003 and 2002, there were outstanding stock options to purchase approximately 410,248 and 479,621 shares of Common Stock, respectively, for which the exercise price was greater than the average market per share price of Common Stock. For the six months ended June 30, 2003 and 2002, there were outstanding stock options to purchase approximately 523,318 and 511,121 shares of Common Stock, respectively, for which the exercise price was greater than the average market per share price of Common Stock. Since the effect of these options was antidilutive, they have been excluded from the computation of the diluted earnings per share below.

(In thousands, except per share data)	Quarter Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002

Basic Earnings Per Share Calculation:
Numerator
Income before extraordinary items	$224,469	$166,705	$417,522	$307,805
Extraordinary gain from negative goodwill on acquisition	—	4,042	—	4,042
Net Income	$224,469	$170,747	$417,522	$311,847

Denominator
Weighted average shares outstanding	145,711	144,852	145,662	141,986

Earnings Per Share
Income before extraordinary items	$1.54	$1.15	$2.87	$2.17
Extraordinary gain from negative goodwill on acquisition	—	0.03	—	0.03
Net Income	$1.54	$1.18	$2.87	$2.20

Earnings Per Share Assuming Full Dilution Calculation:
Numerator
Income before extraordinary items	$224,469	$166,705	$417,522	$307,805
Interest expense on zero coupon convertible subordinated debentures, net of tax	—	483	—	966
Adjusted income before extraordinary items	224,469	167,188	417,522	308,771
Extraordinary gain from negative goodwill on acquisition	—	4,042	—	4,042
Adjusted Net Income	$224,469	$171,230	$417,522	$312,813

Denominator
Weighted average shares outstanding	145,711	144,852	145,662	141,986
Net effect of dilutive stock options	4,506	4,758	4,035	4,284
Assumed conversion of zero coupon convertible subordinated debentures	—	2,956	—	2,960
Fully diluted weighted average shares outstanding	150,217	152,566	149,697	149,230

Earnings Per Share Assuming Full Dilution
Income before extraordinary items	$1.49	$1.09	$2.79	$2.07
Extraordinary gain from negative goodwill on acquisition	—	0.03	—	0.03
Net Income	$1.49	$1.12	$2.79	$2.10

10.  Comprehensive Income

The following summarizes comprehensive income (loss) reclassification adjustments for the six months ended June 30, 2003 and 2002:

(In thousands)	Six Months Ended June 30,
	2003	2002

Investment Securities:
Net holding gain (loss) on investment securities arising during the period, net of tax (expense) benefit of $(56,445) and $9,394	$83,505	$(14,364)
Reclassification adjustment for realized gain on investment securities, net of tax expense of $2,751 and $3,607	4,233	5,410
	87,738	(8,954)
Cash Flow Hedges:
Holding gain related to swap transactions, net of tax expense of $111	—	160

Net gain (loss) recognized in other comprehensive income, net of tax (expense) benefit of $(59,196) and $5,676	$87,738	$(8,794)

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

The Company’s focus on regional concentration allows management to understand and meet customer needs while effectively managing the cost structure. The Company’s chief operating decision maker (Chief Executive Officer) reviews the results of operations on a regular basis and holds each Division President accountable for his or her segment’s operating results. These operating segments comprising the Health Care segment provide a broad spectrum of network-based health plans, including PPOs, HMOs, POS plans, other hybrid plans and traditional indemnity products, to large and small employers and individuals as well as other health care-related products, such as vision, preventive care, COBRA and flexible benefits account administration. The Specialty business is maintained as a separate segment providing an array of specialty products, including pharmacy benefits management, dental, life insurance, disability insurance, behavioral health and workers’ compensation managed care services. Amounts under the heading “Corporate and Other” include net investment income, general and administrative expense and interest expense not allocable to the reportable segments. Also included in Corporate and Other are the operating results from the Company’s captive general insurance agency, which has not met the quantitative thresholds for an operating segment under SFAS No. 131. The operating results for the Company’s captive general insurance agency were previously reported in the Health Care segment for the quarter and six months ended June 30, 2002, but have been reclassified to Corporate and Other to conform to the 2003 presentation.

The accounting policies of the segments are consistent with generally accepted accounting principles in the United States. The following tables present segment information for the Health Care and Specialty segments for the quarter and six months ended June 30, 2003 and 2002, respectively. The amounts for the quarter and six months ended June 30, 2002 reflect a new method of cost allocation as reviewed by the chief operating decision maker effective January 1, 2003.  As a result of this change, the net income for the Health Care segment decreased by $14.8 million while the Specialty segment increased by $14.8 million for the quarter ended June 30, 2002. For the six months ended June 30, 2002, net income for the Health Care segment decreased by $29.0 million while the Specialty segment increased by $29.0 million.

In addition, the operating results by segment for the quarter and six months ended June 30, 2002 have been reclassified to conform to a 2003 change in a segment manager’s responsibility.  For the quarter ended June 30, 2002, this change resulted in a $1.3 million increase in management services and other revenue for the Health Care segment with a corresponding decrease in the Specialty segment. For the quarter ended June 30, 2002, net income increased by $0.2 million for the Health Care segment, $0.4 million for the Corporate and Other segments while decreasing by $0.6 million for the Specialty segment.  For the six months ended June 30, 2002, net income decreased by $0.8 million for the Health Care segment while the Corporate and Other segments increased by $0.8 million, respectively.

Intersegment revenues include internal pharmaceutical sales by the Company’s mail order pharmacy to the Health Care segment’s members, utilization review fees (primarily related to behavioral health services) and claims and rebate processing fees recognized by the Specialty segment for pharmacy benefit management services provided to the Health Care segment. For the quarter and six months ended June 30, 2003, pharmaceutical sales totaled $105.7 million and $198.8 million, respectively, and utilization review fees and claims and rebate processing fees totaled $21.2 million and $42.8 million, respectively. For the quarter and six months ended June 30, 2002, pharmaceutical sales totaled $60.6 million and $121.2 million, respectively.  Utilization review fees and claims and rebate processing fees for the quarter and six months ended June 30, 2002 were not separately identified; estimating such fees would be impractical. All intersegment transactions are eliminated in consolidation under the caption “Corporate and Other.”

Quarter Ended June 30, 2003

(In thousands)	Health Care	Specialty	Corporate and Other	Consolidated

Premium revenue	$4,519,126	$135,728	$—	$4,654,854
Management services and other revenue	186,551	34,253	662	221,466
Total revenue from external customers	4,705,677	169,981	662	4,876,320
Intersegment revenues	—	126,858	(126,858)	—

Segment net income (loss)	$198,074	$33,312	$(6,917)	$224,469

Quarter Ended June 30, 2002

(In thousands)	Health Care	Specialty	Corporate and Other	Consolidated

Premium revenue	$3,898,013	$127,081	$—	$4,025,094
Management services and other revenue	171,551	36,280	—	207,831
Total revenue from external customers	4,069,564	163,361	—	4,232,925
Intersegment revenues	—	60,628	(60,628)	—

Segment net income (loss)	$152,092	$19,450	$(795)	$170,747

Six Months Ended June 30, 2003

(In thousands)	Health Care	Specialty	Corporate and Other	Consolidated

Premium revenue	$8,936,591	$266,568	$—	$9,203,159
Management services and other revenue	375,085	71,220	1,332	447,637
Total revenue from external customers	9,311,676	337,788	1,332	9,650,796
Intersegment revenues	—	241,525	(241,525)	—

Segment net income (loss)	$371,114	$65,020	$(18,612)	$417,522

Six Months Ended June 30, 2002

(In thousands)	Health Care	Specialty	Corporate and Other	Consolidated

Premium revenue	$7,473,738	$250,015	$—	$7,723,753
Management services and other revenue	323,956	68,312	—	392,268
Total revenue from external customers	7,797,694	318,327	—	8,116,021
Intersegment revenues	—	121,241	(121,241)	—

Segment net income (loss)	$282,495	$38,507	$(9,155)	$311,847

12.  Related Party Transactions

In December 2000, the Company formed The WellPoint Foundation (the “Foundation”), a non-profit organization exempt from federal taxation under Section 501(c)(3) of the Internal Revenue Code.  The purpose of the Foundation is to improve the health and well-being of individuals in the communities served by the Company and its subsidiaries. The Foundation’s Board of Directors is comprised solely of persons who are also officers of the Company. For the quarter and six months ended June 30, 2003, the Company committed and contributed $10.0 million and $20.0 million, respectively, to the Foundation. For the quarter and six months ended June 30, 2002, the Company contributed or committed to contribute $15.0 million and $30.0 million, respectively, to the Foundation. As of June 30, 2003 and December 31, 2002, the Company did not have any outstanding commitments payable to the Foundation. The Company currently has no legal obligations for any future commitments to the Foundation.

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

In June 2000, the California Medical Association filed a lawsuit in U.S. district court in San Francisco against Blue Cross of California (“BCC”). The lawsuit alleges that BCC violated the Racketeer Influenced and Corrupt Organizations Act (“RICO”) through various misrepresentations to and inappropriate actions against health care providers. In late 1999, a number of class-action lawsuits were brought against several of the Company’s competitors alleging, among other things, various misrepresentations regarding their health plans and breaches of fiduciary obligations to health plan members. In August 2000, the Company was added as a party to Shane v. Humana, et al., a class-action lawsuit brought on behalf of health care providers nationwide. In addition to the RICO claims brought in the California Medical Association lawsuit, this lawsuit also alleges violations of the Employee Retirement Income Security Act of 1974, as amended (“ERISA”), federal and state “prompt pay” regulations and certain common law claims. In October 2000, the federal Judicial Panel on Multidistrict Litigation issued an order consolidating the California Medical Association lawsuit, the Shane lawsuit and various other pending managed care class-action lawsuits against other companies before District Court Judge Federico Moreno in the Southern District of Florida for purposes of the pretrial proceedings. In March 2001, Judge Moreno dismissed the plaintiffs’ claims based on violation of RICO, although the dismissal was made without prejudice to the plaintiffs’ ability to subsequently refile their claims. Judge Moreno also dismissed, with prejudice, the plaintiffs’ federal prompt pay law claims. On March 26, 2001, the California Medical Association filed an amended complaint in its lawsuit, alleging, among other things, revised RICO claims and violations of California law. On May 9, 2001, Judge Moreno issued an order requiring that all discovery in the litigation be completed by December 2001, with the exception of discovery related to expert witnesses, which was to be completed by March 15, 2002. In June 2001, the federal Court of Appeals for the 11th Circuit issued a stay of Judge Moreno’s discovery order, pending a hearing before the Court of Appeals on the Company’s appeal of its motion to compel arbitration (which had earlier been granted in part and denied in part by Judge Moreno). The hearing was held in January 2002 and, in March 2002, the Court of Appeals panel issued an opinion affirming Judge Moreno’s earlier action with respect to the motion to compel arbitration. The Company filed a motion requesting a rehearing of the matter before the entire 11th Circuit Court of Appeals, which motion was denied by the 11th Circuit Court of Appeals in June 2002. On July 29, 2002, Judge Moreno issued an order providing that discovery in the case would be allowed to re-commence on September 30, 2002. On September 26, 2002, Judge Moreno issued an additional order certifying a nationwide class of physicians in the Shane matter, setting a trial date in May 2003 and ordering the parties to participate in non-binding mediation. In October 2002, the Company filed a motion with the 11th Circuit Court of Appeals seeking to appeal Judge Moreno’s class-certification order. The 11th Circuit has scheduled a hearing for September 11, 2003 on the Company’s motion. A mediator has been appointed by Judge Moreno and the parties are currently conducting court-ordered mediation.

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

In May 2003, a lawsuit entitled Thomas, et al. v. Blue Cross and Blue Shield Association, et al. was filed in the U.S. District Court in the Southern District of Florida. The attorneys representing the plaintiffs in the lawsuit are primarily the attorneys representing the plaintiffs in the Shane litigation described above. The defendants in Thomas are the Company, the Blue Cross and Blue Shield Association and all of the other current Blue Cross and Blue Shield licensees. The lawsuit alleges that each of the defendants engaged in similar activities and conduct as that alleged in the Shane litigation. The Company currently anticipates that the Thomas litigation will be consolidated with the Shane litigation.

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

In connection with the formation of a joint venture providing Medicaid services in Puerto Rico in 2000, the Company agreed under certain circumstances to provide additional funds to the joint-venture entity. The Company agreed that it would make a capital contribution to the joint venture of up to 80% of any amount necessary to increase the entity’s capital to meet minimum regulatory capital requirements if (i) applicable law or regulation requires an increase in the entity’s capital and the entity does not then have capital sufficient to meet the increased requirement or (ii) the entity’s medical care ratio is 100% or greater during any 180-day period and the entity does not then meet statutory capital requirements under the Puerto Rico Insurance Code. The amount of this guarantee will not exceed 80% of the amount necessary to provide the entity with a 12 to 1 premium-to-capital ratio. As of June 30, 2003, the Company’s estimated maximum potential liability pursuant to this guarantee was $26.2 million. Since the formation of the joint venture in 2000, the Company has not been required to make any payments under this guarantee and the Company does not currently expect that any such payments will be made.

14.  Pending Acquisition

On June 3, 2003, WellPoint entered into a definitive agreement with Cobalt Corporation (“Cobalt”) to merge.  Based on the closing price of WellPoint’s common stock on June 3, 2003, the transaction was valued at approximately $906 million on a fully diluted basis or $20.50 per share for Cobalt common stock. Upon completion of this transaction, Cobalt will merge with a wholly owned subsidiary of WellPoint. Cobalt, a publicly traded company, is an independent licensee of the Blue Cross and Blue Shield Association and holds the exclusive right to use the Blue Cross and Blue Shield names and marks in the state of Wisconsin. As of June 30, 2003, Cobalt served approximately 785,000 medical members. Headquartered in Milwaukee, Wisconsin, Cobalt, along with its subsidiaries, offers a diverse portfolio of complementary insurance, managed care products and administrative services to employer, individual, insurer and government customers. The transaction is intended to be tax-free with respect to the WellPoint stock to be received in the transaction by Cobalt shareholders. The consideration to be received by the shareholders of Cobalt will be comprised of $10.25 in cash and WellPoint stock at a fixed exchange ratio of 0.1233 of a share of WellPoint stock for each share of Cobalt stock (valued at $10.25 per share at the market close on June 3, 2003). The exchange ratio will be adjusted if WellPoint’s stock price falls below $70.97, so that Cobalt shareholders receive no less than $8.75 per share in stock consideration and no less than $19.00 per share in stock and cash consideration.

The transaction is subject to customary closing conditions, including approval of Cobalt’s shareholders and various regulatory and third party consents. The Company currently expects the transaction to close by the end of 2003.

Report of Independent Accountants

To the Stockholders and Board of Directors of

WellPoint Health Networks Inc.

We have reviewed the accompanying consolidated balance sheet of WellPoint Health Networks Inc. and its subsidiaries (the “Company”) as of June 30, 2003, and the related consolidated income statements for each of the three-month and six-month periods ended June 30, 2003 and 2002, and the related consolidated statement of changes in stockholders’ equity for the six-month period ended June 30, 2003 and the consolidated statements of cash flows for the six-month periods ended June 30, 2003 and 2002.  These interim financial statements are the responsibility of the Company’s management.

We conducted our review in accordance with standards established by the American Institute of Certified Public Accountants.  A review of interim financial information consists principally of applying analytical procedures and making inquiries of persons responsible for financial and accounting matters.  It is substantially less in scope than an audit conducted in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole.  Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the accompanying consolidated interim financial statements for them to be in conformity with accounting principles generally accepted in the United States of America.

We previously audited in accordance with auditing standards generally accepted in the United States of America, the consolidated balance sheet as of December 31, 2002, and the related consolidated income statement and consolidated changes in stockholders’ equity, and cash flows for the year then ended (not presented herein), and in our report dated January 31, 2003 except Note 24 as to which the date is March 5, 2003, we expressed an unqualified opinion on those consolidated financial statements.  Our report included an explanatory paragraph, that effective January 1, 2002, the Company adopted Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets.  Accordingly, the Company ceased amortizing goodwill and indefinite-lived intangible assets as of January 1, 2002.  In our opinion, the information set forth in the accompanying consolidated balance sheet information as of December 31, 2002, is fairly stated in all material respects in relation to the consolidated balance sheet from which it has been derived.

/s/ PricewaterhouseCoopers LLP

PricewaterhouseCoopers LLP
Los Angeles, California
July 21, 2003

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

General

The Company is one of the nation’s largest publicly traded managed health care companies. As of June 30, 2003, WellPoint had approximately 13.4 million medical members and approximately 49.4 million specialty members. Through its subsidiaries, the Company offers a broad spectrum of network-based managed care plans to the large and small employer, individual, Medicaid and senior markets. The Company’s managed care plans include PPOs, HMOs, POS plans and other hybrid plans and traditional indemnity products. In addition, the Company offers managed care services, including underwriting, actuarial services, network access, medical management and claims processing. The Company also provides a broad array of specialty and other products, including pharmacy benefits management, dental, vision, life insurance, preventive care, disability insurance, behavioral health, COBRA and flexible benefits account administration. The Company markets its products in California primarily under the name Blue Cross of California, in Georgia primarily under the name Blue Cross Blue Shield of Georgia, in various parts of Missouri (including the greater St. Louis area) under the name Blue Cross Blue Shield of Missouri and in various parts of the country under the name UNICARE or HealthLink. The Company holds the exclusive right in California to market its products under the Blue Cross name and mark and in Georgia and in 85 counties in Missouri (including the greater St. Louis area) to market its products under the Blue Cross and Blue Shield names and marks.

Acquisition of Golden West

On June 30, 2003, the Company completed its acquisition of Golden West (see Note 4 to the Consolidated Financial Statements), which served over 275,000 dental and vision members at the time of acquisition.

Acquisition of MethodistCare

On April 30, 2002, the Company completed its acquisition of MethodistCare (see Note 4 to the Consolidated Financial Statements), which served over 70,000 members in Houston, Texas and surrounding areas at the time of acquisition.

Acquisition of RightCHOICE

On January 31, 2002, the Company completed this transaction, pursuant to which RightCHOICE became a wholly owned subsidiary of the Company (see Note 4 to the Consolidated Financial Statements). At closing, the acquisition was valued at approximately $1.5 billion, which was paid with $379.1 million in cash and approximately 16.5 million shares of WellPoint Common Stock. RightCHOICE, through its HealthLink subsidiary, also provides network rental, administrative services, workers’ compensation managed care services and other non-underwritten health benefit programs. As of January 31, 2002, RightCHOICE served approximately 2.2 million medical members in Missouri, Arkansas, Illinois, Indiana, Iowa, Kentucky and West Virginia. RightCHOICE has historically experienced a higher general and administrative expense ratio than the Company’s core businesses due to its higher concentration of administrative services business.

CareFirst Merger Agreement

In November 2001, WellPoint entered into a merger agreement with CareFirst, Inc., which agreement was amended in January 2003. CareFirst has the exclusive right to use the Blue Cross and Blue Shield names and marks in Maryland, Delaware and the District of Columbia. Under the amended merger agreement, CareFirst would have become a subsidiary of WellPoint.  The consummation of the CareFirst transaction was subject to a number of conditions, including the approval of the insurance regulators in Maryland, Delaware and the District of Columbia for the conversion of CareFirst from a non-profit corporation to a for-profit entity.  On March 5, 2003, the Maryland insurance commissioner issued an order disapproving this conversion.  In August 2003, the Company received a notice from CareFirst electing to terminate the amended merger agreement in accordance with its terms.

In August 2003, the Company received a Grand Jury subpoena from the United States Attorney's office in the District of Maryland requesting various documents relating to the CareFirst transaction.  The Company intends to respond to the request and cooperate fully with the United States Attorney.  The Company has no reason to believe it is a target of the proceedings.

Pending Acquisition of Cobalt

On June 3, 2003, WellPoint entered into a definitive agreement with Cobalt Corporation (“Cobalt”) to merge.  Based on the closing price of WellPoint’s common stock on June 3, 2003, the transaction was valued at approximately $906 million on a fully diluted basis or $20.50 per share for Cobalt common stock. Upon completion of this transaction, Cobalt will merge with a wholly owned subsidiary of WellPoint. Cobalt, a publicly traded company, is an independent licensee of the Blue Cross and Blue Shield Association and holds the exclusive right to use the Blue Cross and Blue Shield names and marks in the state of Wisconsin. As of June 30, 2003, Cobalt served approximately 785,000 medical members. Headquartered in Milwaukee, Wisconsin, Cobalt, along with its subsidiaries, offers a diverse portfolio of complementary insurance, managed care products and administrative services to employer, individual, insurer and government customers. The transaction is intended to be tax-free with respect to the WellPoint stock to be received in the transaction by Cobalt shareholders. The consideration to be received by the shareholders of Cobalt will be comprised of $10.25 in cash and WellPoint stock at a fixed exchange ratio of 0.1233 of a share of WellPoint stock for each share of Cobalt stock (valued at $10.25 per share at the market close on June 3, 2003). The exchange ratio will be adjusted if WellPoint’s stock price falls below $70.97, so that Cobalt shareholders receive no less than $8.75 per share in stock consideration and no less than $19.00 per share in stock and cash consideration.

The transaction is subject to customary closing conditions, including approval of Cobalt’s shareholders and various regulatory and third party consents. The Company currently expects the transaction to close by the end of 2003.

National Expansion and Other Recent Developments

In an effort to pursue the expansion of the Company’s business outside the state of California, the Company acquired two businesses in 1996 and 1997, the Life and Health Benefits Management Division of Massachusetts Mutual Life Insurance Company and the Group Benefits Operations (the “GBO”) of John Hancock Mutual Life Insurance Company. The acquisitions of Rush Prudential Health Plans and a mail-order pharmacy, which now does business as PrecisionRx, in 2000, the acquisition of Cerulean Companies, Inc. in 2001, and the acquisitions of RightCHOICE and MethodistCare in 2002 were also components of this expansion strategy. In June 2003, the Company entered into a definitive agreement to merge with Cobalt, which will further expand the Company’s business in the Midwest region.

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

The Company’s consolidated results of operations for the six months ended June 30, 2003 include its acquired operations of RightCHOICE for the entire six months, while operating results for the six months ended June 30, 2002 include the results of RightCHOICE from January 31, 2002, the date of acquisition.

The following table sets forth selected operating ratios.  The medical care ratio for health care services and other benefits is shown as a percentage of premium revenue.  All other ratios are shown as a percentage of premium revenue and management services revenue combined.

	Quarter Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
Operating Revenues:
Premium revenue	95.5%	95.1%	95.4%	95.2%
Management services and other revenue	4.5%	4.9%	4.6%	4.8%
	100.0%	100.0%	100.0%	100.0%
Operating Expenses:
Health care services and other benefits (medical care ratio)	81.0%	81.5%	81.4%	81.1%
Selling expense	4.1%	4.0%	4.1%	4.0%
General and administrative expense	11.9%	12.7%	12.1%	13.3%

Membership

The following table sets forth membership data and the percent change in membership:

	June 30,		Percent Change
Medical Membership (a)(b)(c)(d)	2003 (e)	2002 (e)
California
Large Group	4,788,890	4,490,864	6.6%
Individual and Small Group	1,626,412	1,607,429	1.2%
Senior	248,127	237,505	4.5%
Total California	6,663,429	6,335,798	5.2%
Georgia
Large Group	1,642,594	1,583,617	3.7%
Individual and Small Group	466,909	391,211	19.3%
Senior	69,154	70,396	-1.8%
Total Georgia	2,178,657	2,045,224	6.5%

Central Region (f)
Missouri
Large Group	1,259,211	1,272,057	-1.0%
Individual and Small Group	240,480	232,340	3.5%
Senior	41,239	43,056	-4.2%
Total Missouri	1,540,930	1,547,453	-0.4%
Illinois
Large Group	596,577	769,750	-22.5%
Individual and Small Group	115,330	120,832	-4.6%
Senior	12,401	12,589	-1.5%
Total Illinois	724,308	903,171	-19.8%
Texas
Large Group	287,875	373,150	-22.9%
Individual and Small Group	194,829	196,291	-0.7%
Senior	2,710	521	420.2%
Total Texas	485,414	569,962	-14.8%
Other States
Large Group	1,657,265	1,526,765	8.5%
Individual and Small Group	101,578	92,088	10.3%
Senior	26,217	21,907	19.7%
Total Other States	1,785,060	1,640,760	8.8%
Total Medical Membership	13,377,798	13,042,368	2.6%

ASO Membership (g)
California	1,581,804	1,444,984	9.5%
Georgia	860,378	875,547	-1.7%
Central Region	2,640,156	2,802,028	-5.8%
Total ASO Membership	5,082,338	5,122,559	-0.8%

Risk Membership
California	5,081,625	4,890,814	3.9%
Georgia	1,318,279	1,169,677	12.7%
Central Region	1,895,556	1,859,318	1.9%
Total Risk Membership	8,295,460	7,919,809	4.7%
Total Medical Membership	13,377,798	13,042,368	2.6%

	June 30,		Percent Change
State-Sponsored Programs (h)	2003	2002
Medi-Cal/Medicaid
California	836,788	783,139	6.9%
Virginia	44,187	38,083	16.0%
Puerto Rico	269,918	209,827	28.6%
Other	98,008	62,893	55.8%
Total	1,248,901	1,093,942	14.2%

Healthy Families	271,316	229,721	18.1%

MRMIP / AIM / IHRP	18,396	17,938	2.6%

California Kids	20,122	19,287	4.3%
Total	1,558,735	1,360,888	14.5%

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

(e)                                  Membership numbers as of June 30, 2003 and June 30, 2002 have been adjusted from the numbers previously reported in the Company's current report on Form 8-K dated July 22, 2003. The membership data has been reclassified to reflect the zip code of the subscriber of HealthLink's commercial insurer accounts.  These members were previously included in the commercial insurers’ or employers' state of domicile.

(f)                                    Central Region - Large Group membership includes network access services members, primarily from HealthLink, of 1,385,622 and 1,405,499 as of June 30, 2003 and June 30, 2002, respectively.

(g)                                 ASO Membership represents members for which the Company provides administrative services only and does not assume full insurance risk.

(h)                                 Medi-Cal membership is included in California - Large Group.  Medicaid membership for Virginia, Puerto Rico and Other are included in Other States - Large Group.  Healthy Families, MRMIP (Major Risk Medical Insurance Program) /AIM (Access for Infants and Mothers) / IHRP (Interim High Risk Program) and California Kids membership is included in California - Large Group.

Specialty Membership

	June 30,		Percent Change
	2003	2002

Pharmacy Benefits Management	35,980,533	32,912,985	9.3%
Dental	2,880,224	2,704,078	6.5%
Life	2,810,903	2,366,670	18.8%
Disability	499,970	517,811	-3.4%
Behavioral Health	7,262,131	6,813,440	6.6%

Comparison of Results of Operations for the Quarter Ended June 30, 2003 to the Quarter Ended June 30, 2002

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

The following table depicts premium revenue by reportable segment:

	Quarter Ended June 30,
(In thousands)	2003	2002
Health Care	$4,519,126	$3,898,013
Specialty	135,728	127,081
Consolidated	$4,654,854	$4,025,094

Premium revenue increased 15.6%, or $629.8 million, to $4,654.9 million for the quarter ended June 30, 2003 from $4,025.1 million for the quarter ended June 30, 2002.  This growth occurred across all regions of the Health Care segment, but was more pronounced in the California and Georgia regions of the Health Care segment. In addition to an increase in insured member months of 5.9%, the increase in premium revenue was also due to the implementation of premium increases across all regions of the Health Care segment.

The following table depicts management services and other revenue by reportable segment:

	Quarter Ended June 30,
(In thousands)	2003	2002
Health Care	$186,551	$171,551
Specialty	34,253	36,280
Corporate and Other	662	—
Consolidated	$221,466	$207,831

Management services and other revenue increased 6.6%, or $13.7 million, to $221.5 million for the quarter ended June 30, 2003 from $207.8 million for the quarter ended June 30, 2002. The increases were primarily due to an increase in management services revenue from the California and Georgia regions of $13.2 million and $7.4 million, respectively. The increase in the California region resulted from an increase in administrative services member months of 9.4% and a 15.8% increase in the administrative services per member per month rate. The increase in the Georgia region resulted from an 18.2% increase in the administrative services per member per month rate. These increases were offset by a decrease in the Central Region of $5.7 million. The decrease in the Central Region resulted from a decrease of 6.3% member months in the Company’s administrative services business. In addition, management services revenue in the Specialty segment decreased by $2.0 million, which was primarily attributable to a decrease in pharmacy benefit management services revenues from non-affiliated clients.

Investment income was $64.0 million for the quarter ended June 30, 2003, compared to $66.1 million for the quarter ended June 30, 2002, a decrease of $2.1 million or 3.2%.  The decrease was primarily due to lower investment yields and an increase in tax-exempt bond holdings.

The following table depicts health care services and other benefits expense by reportable segment:

	Quarter Ended June 30,
(In thousands)	2003	2002
Health Care	$3,687,744	$3,189,369
Specialty	81,923	92,634
Consolidated	$3,769,667	$3,282,003

Health care services and other benefits expense increased 14.9%, or $487.7 million, to $3,769.7 million for the quarter ended June 30, 2003 from $3,282.0 million for the quarter ended June 30, 2002. The Company’s medical care ratio was 81.0% for the quarter ended June 30, 2003 compared to 81.5% for the quarter ended June 30, 2002. The medical care ratio attributable to the Health Care segment was 81.6% for the quarter ended June 30, 2003, compared to 81.8% for the quarter ended June 30, 2002.  The medical care ratio attributable to the Specialty segment was 60.4% for the quarter ended June 30, 2003 compared to 72.9% for the quarter ended June 30, 2002. Health care services and other benefits expense and medical care ratio information is provided for each segment so investors can compare the performance of each segment to the other segment and to the Company as a whole.

The Company’s medical care ratio attributable to the Health Care segment decreased slightly from 81.8% for the quarter ended June 30, 2002 to 81.6% for the quarter ended June 30, 2003, primarily due to price increases in all regions and lapses in accounts with higher-than-average medical care ratios.  The medical care ratio for the Specialty segment decreased to 60.4% for the quarter ended June 30, 2003 from 72.9% for the same quarter in 2002. The improvement in the medical care ratio was attributable to favorable claims trends for dental, life and disability products. The health care services and other benefits expense includes an estimate of claims incurred during the period that have not been reported to the Company.  This estimate is actuarially determined based on a variety of factors and is inherently subject to a number of highly variable circumstances.  Consequently, the actual results could differ materially from the amount recorded in the consolidated financial statements. See “Critical Accounting Policies” for a discussion of this item and its potential effect on the Company’s reported results of operations.

Selling expense consists of commissions paid to outside brokers and agents representing the Company.  The selling expense ratio increased slightly from 4.0% for the quarter ended June 30, 2002 to 4.1% for the quarter ended June 30, 2003.

The general and administrative expense ratio decreased to 11.9% for the quarter ended June 30, 2003 from 12.7% for the quarter ended June 30, 2002. The decrease in the general and administrative expense ratio resulted from administrative efficiencies from technology investments and systems convergence efforts and fixed administrative costs spread over a larger membership base.

Interest expense decreased $6.4 million to $12.7 million for the quarter ended June 30, 2003, compared to $19.1 million for the quarter ended June 30, 2002.  The decrease in interest expense was primarily due to the reduction in the weighted average interest rate (which includes fees associated with the Company’s borrowings and interest rate swap agreements) for the quarter ended June 30, 2003 of 4.4%, compared to 5.9% for the quarter ended June 30, 2002.

Other expense, net decreased $9.4 million to $4.6 million for the quarter ended June 30, 2003, compared to $14.0 million for the quarter ended June 30, 2002.  Prior to 2003, results of the Company’s insurance general agency subsidiary were reported on a “net basis” in other expense, net.  For the quarter ended June 30, 2003, the results have been recorded on a “gross basis,” with external revenue reported in management services and other revenue, commissions reported in selling expense and other costs reported in general and administrative expense.  The impact of this change is a reduction of $4.4 million in other expense, net for the quarter ended June 30, 2003. In addition, the decrease also resulted from lower losses on disposal of fixed assets of approximately $3.0 million.

The Company’s net income for the quarter ended June 30, 2003 was $224.5 million, compared to $170.7 million for the quarter ended June 30, 2002.  Net income for the quarter ended June 30, 2002 of $170.7 million also included an extraordinary gain of $4.0 million, or $0.03 per basic and diluted share.  The extraordinary gain was related to the acquisition of MethodistCare, resulting from an excess of the fair value of net assets over acquisition costs.  Earnings per share totaled $1.54 and $1.18 for the quarters ended June 30, 2003 and 2002, respectively.  Earnings per share assuming full dilution totaled $1.49 and $1.12 for the quarters ended June 30, 2003 and 2002, respectively.

Earnings per share for the quarter ended June 30, 2003 is based upon weighted average shares outstanding of 145.7 million shares, excluding potential common stock, and 150.2 million shares, assuming full dilution.  Earnings per share for the quarter ended June 30, 2002 is based upon 144.9 million shares, excluding potential common stock, and 152.6 million shares, assuming full dilution.  The decrease in weighted average shares outstanding assuming full dilution primarily resulted from the redemption of the Company’s Zero Coupon Convertible Subordinated Debentures.

Comparison of Results of Operations for the Six Months Ended June 30, 2003 to the Six Months Ended June 30, 2002

The operating results for the six months ended June 30, 2003 compared to the six months ended June 30, 2002 were impacted by the RightCHOICE acquisition, which was consummated on January 31, 2002.  Specifically, the Company’s operating results for the six months ended June 30, 2003 include six months of operating results attributable to the acquired RightCHOICE business, whereas the Company’s operating results for the six months ended June 30, 2002 include only five months (February 1, 2002 through June 30, 2002) of operating results attributable to the acquired RightCHOICE business.  In order to provide a more meaningful comparison of the Company’s results of operations for the six months of 2003 versus the first six months of 2002, the following discussion presents financial measures that exclude operating results attributable to the acquired RightCHOICE business for the month of January 2003, which we refer to as “Same-Store.” The Company also uses Same-Store measures for purposes of reporting comparative financial results to its Board of Directors.

The following table depicts premium revenue by reportable segment:

(In thousands)	Six Months Ended June 30, 2003	Less: Acquired RightCHOICE Business for One Month Ended January 31, 2003	Six Months Ended June 30, 2003 (Same-Store)	Six Months Ended June 30, 2002
Health Care	$8,936,591	$109,386	$8,827,205	$7,473,738
Specialty	266,568	673	265,895	250,015
Consolidated	$9,203,159	$110,059	$9,093,100	$7,723,753

Premium revenue increased 19.2%, or $1,479.4 million, to $9,203.2 million for the six months ended June 30, 2003 from $7,723.8 million for the six months ended June 30, 2002.  Excluding premium revenue attributable to the acquired RightCHOICE business of $110.1 million for the month of January 2003, premium revenue increased $1,369.3 million or 17.7%.  Excluding insured membership attributable to the acquired RightCHOICE business for the month of January 2003, insured member months increased approximately 6.0% for the six months ended June 30, 2003 compared to the six months ended June 30, 2002. This growth in premium revenue occurred across all regions of the Health Care segment, but was more pronounced in the California region due mainly to an increase in insured member months and the implementation of premium increases.

The following table depicts management services and other revenue by reportable segment:

(In thousands)	Six Months Ended June 30, 2003	Less: Acquired RightCHOICE Business for One Month Ended January 31, 2003	Six Months Ended June 30, 2003 (Same-Store)	Six Months Ended June 30, 2002
Health Care	$375,085	$13,288	$361,797	$323,956
Specialty	71,220	173	71,047	68,312
Corporate and Other	1,332	—	1,332	—
Consolidated	$447,637	$13,461	$434,176	$392,268

Management services and other revenue increased 14.1%, or $55.3 million, to $447.6 million for the six months ended June 30, 2003 from $392.3 million for the six months ended June 30, 2002. Excluding management services and other revenue attributable to the acquired RightCHOICE business of $13.5 million for the month of January 2003, management services and other revenue increased $41.8 million or 10.7%.  Excluding the RightCHOICE acquisition, the increase in the Health Care segment was primarily due to an increase in management services revenue from the California and Georgia regions of $28.6 million and $17.7 million, respectively. The increase in the California region resulted from an increase in administrative services member months of 9.3% and an 18.7% increase in the administrative services per member per month rate. The increase in the Georgia region resulted from a 22.5% increase in the administrative services per member per month rate. These increases were offset by a decrease in the Central Region of $8.7 million. The decrease in the Central Region resulted from a decrease of 5.9% member months in the Company’s administrative services business.

Investment income was $130.3 million for the six months ended June 30, 2003, compared to $126.0 million for the six months ended June 30, 2002, an increase of $4.3 million or 3.4%. The increase was primarily due to net realized gains for the six months ended June 30, 2003 of $7.0 million as compared to net realized losses for the six months ended June 30, 2002 of $1.4 million. Excluding net realized gains and losses, investment income for the six months ended June 30, 2003 and 2002 was $123.3 million and $127.4 million, respectively. The $4.1 million decline was due to lower investment yields on higher average fixed maturity investment balances. The Company believes the disclosure of investment income excluding realized gains or losses is useful to investors because this measurement allows management and investors to analyze the performance of the fixed-income portion of the Company’s investment portfolio.

The following table depicts health care services and other benefits expense by reportable segment:

(In thousands)	Six Months Ended June 30, 2003	Less: Acquired RightCHOICE Business for One Month Ended January 31, 2003	Six Months Ended June 30, 2003 (Same-Store)	Six Months Ended June 30, 2002
Health Care	$7,322,601	$85,730	$7,236,871	$6,086,405
Specialty	164,566	334	164,232	178,202
Consolidated	$7,487,167	$86,064	$7,401,103	$6,264,607

Health care services and other benefits expense increased 19.5%, or $1,222.6 million, to $7,487.2 million for the six months ended June 30, 2003 from $6,264.6 million for the six months ended June 30, 2002. Excluding health care services and other benefits expense attributable to the acquired RightCHOICE business of $86.1 million for the month of January 2003, health care services and other benefits expense increased $1,136.5 million or 18.1%, slightly more than the increase in premium revenue of 17.7%.

The Company’s medical care ratio was 81.4% for the six months ended June 30, 2003 compared to 81.1% for the six months ended June 30, 2002. The medical care ratio attributable to the Health Care segment was 81.9% for the six months ended June 30, 2003, compared to 81.4% for the six months ended June 30, 2002. The medical care ratio attributable to the Specialty segment was 61.7% for the six months ended June 30, 2003 compared to 71.3% for the six months ended June 30, 2002. Health care services and other benefits expense and medical care ratio information is provided for each segment so investors can compare the performance of each segment to the other segment and to the Company as a whole. Excluding premium revenue of $109.4 million and health care services and other benefits expense of $85.7 million attributable to the acquired RightCHOICE business with respect to the Health Care segment for the month of January 2003, the Company’s medical care ratio attributable to the Health Care segment for the six months ended June 30, 2003 increased to 82.0% compared to 81.4% for the six months ended June 30, 2002, primarily due to higher health care services expense per member per month, primarily in the California region of the Health Care segment. The health care services and other benefits expense includes an estimate of claims incurred during the period that have not been reported to the Company.  This estimate is actuarially determined based on a variety of factors and is inherently subject to a number of highly variable circumstances.  Consequently, the actual results could differ materially from the amount recorded in the consolidated financial statements. See “Critical Accounting Policies” for a discussion of this item and its potential effect on the Company’s reported results of operations.

The selling expense ratio increased slightly from 4.0% for the six months ended June 30, 2002 to 4.1% for the six months ended June 30, 2003. Excluding selling expense of $4.7 million and combined premium revenue and management services and other revenue of $123.5 million attributable to the acquired RightCHOICE business for the month of January 2003, the Company’s selling expense ratio remained unchanged at 4.0% for the six months ended June 30, 2002 and 4.1% for the six months ended June 30, 2003.

The general and administrative expense ratio decreased to 12.1% for the six months ended June 30, 2003 from 13.3% for the six months ended June 30, 2002. Excluding general and administrative expense of $19.5 million and combined premium revenue and management services and other revenue of $123.5 million attributable to the acquired RightCHOICE business for the month of January 2003, the Company’s general and administrative expense ratio would have remained unchanged at 12.1% for the six months ended June 30, 2003 compared to 13.3% for the six months ended June 30, 2002. The decrease in the general and administrative expense ratio resulted from administrative efficiencies from technology investments and systems convergence efforts and fixed administrative costs spread over a larger membership base.

Interest expense decreased $10.1 million to $25.5 million for the six months ended June 30, 2003, compared to $35.6 million for the six months ended June 30, 2002.  The decrease in interest expense was primarily due to the reduction in the weighted average interest rate (which includes fees associated with the Company’s borrowings and interest rate swap agreements) for the six months ended June 30, 2003 of 4.4%, compared to 5.9% for the six months ended June 30, 2002.

Other expense, net decreased $13.3 million to $11.6 million for the six months ended June 30, 2003, compared to $24.9 million for the six months ended June 30, 2002.  Prior to 2003, results of the Company’s insurance general agency subsidiary were reported on a “net basis” in other expense, net.  For the six months ended June 30, 2003, the results have been recorded on a “gross basis,” with external revenue reported in management services and other revenue, commissions reported in selling expense and other costs reported in general and administrative expense.  The impact of this change is a reduction of $8.2 million in other expense, net for the six months ended June 30, 2003.  In addition, the decrease also resulted from lower losses on disposal of fixed assets of approximately $4.2 million.

The Company’s net income for the six months ended June 30, 2003 was $417.5 million, compared to $311.8 million for the six months ended June 30, 2002.  Net income for the six months ended June 30, 2002 of $311.8 million also included an extraordinary gain of $4.0 million, or $0.03 per basic and diluted share. The extraordinary gain was related to the acquisition of MethodistCare, resulting from an excess of the fair value of net assets over acquisition costs. Earnings per share totaled $2.87 and $2.20 for the six months ended June 30, 2003 and 2002, respectively.  Earnings per share assuming full dilution totaled $2.79 and $2.10 for the six months ended June 30, 2003 and 2002, respectively.

Earnings per share for the six months ended June 30, 2003 is based upon weighted average shares outstanding of 145.7 million shares, excluding potential common stock, and 149.7 million shares, assuming full dilution.  Earnings per share for the six months ended June 30, 2002 is based upon

142.0 million shares, excluding potential common stock, and 149.2 million shares, assuming full dilution.  The increase in weighted average shares outstanding primarily resulted from the issuance of shares related to the RightCHOICE acquisition and the Company’s employee stock option and purchase plans. The slight increase in weighted average shares outstanding assuming full dilution primarily resulted from the issuance of shares related to the RightCHOICE acquisition and the Company’s employee stock option and purchase plans offset by the decrease resulting from the redemption of the Company’s Zero Coupon Convertible Subordinated Debentures.

Financial Condition

The Company’s consolidated assets increased by $1,317.0 million, or 11.5%, to $12,787.6 million as of June 30, 2003 from $11,470.6 million as of December 31, 2002. The increase in total assets was primarily due to growth in cash and investments of $1,149.1 million as a result of operating cash flows attributable to net income and an increase in advances on security lending deposits. The increase in cash and investments was partially offset by timing of the receipts of receivables and tax payments made in the second quarter of 2003. Cash and investments totaled $7.9 billion as of June 30, 2003, or 61.9% of total assets.

Overall claims liabilities, which is comprised of medical claims payable and reserves for future policy benefits, increased $101.7 million, or 3.8%, to $2,807.3 million as of June 30, 2003 from $2,705.6 million as of December 31, 2002. This increase was due to growth in medical members of 154,000 and an increase in per member per month medical claim expense during the six months ended June 30, 2003. See “Critical Accounting Policies” for a discussion of medical claims payable and reserves for future policy benefits. As of June 30, 2003, the Company’s long-term indebtedness was $1,163.5 million, of which $465.2 million was related to the Company’s 6 3/8% Notes due 2006 (which includes a fair value adjustment of $15.9 million), $349.0 million was related to the Company’s 6 3/8% Notes due 2012 and $349.3 million was related to the commercial paper program. The 6 3/8% Notes due 2012, with an aggregate principal amount at maturity of $350.0 million, were issued to partially finance the RightCHOICE acquisition. The Company’s revolving credit facility indebtedness of $235.0 million at December 31, 2001 was repaid during the year ended December 31, 2002, with $200.0 million obtained through the commercial paper program and operating cash of $35.0 million. In the first quarter of 2003, the Company issued an additional $149.9 million in commercial paper (net of repayments made during the quarter) to repurchase Common Stock of the Company. (See Note 6 to the Consolidated Financial Statements.)

Stockholders’ equity totaled $4,408.3 million as of June 30, 2003, an increase of $431.6 million from $3,976.7 million as of December 31, 2002. The increase was primarily due to net income of $417.5 million for the six months ended June 30, 2003 and a net increase of $181.5 million from the reissuance of treasury stock related to the Company’s employee 401(k) plan, stock option and stock purchase plans and $87.7 million net unrealized gain from investment securities, net of taxes. Partially offsetting these increases were the repurchase of 2.9 million shares of the Company’s Common Stock for $192.4 million, and net losses from the reissuance of treasury stock of $63.0 million.

Liquidity and Capital Resources

As of June 30, 2003, consolidated cash and investments were $7.9 billion, of which $1.4 billion was in cash and cash equivalents. The Company’s primary sources of cash are premium and management services revenues and investment income.  The Company’s primary uses of cash include health care claims and other benefits, capitation payments, income taxes, repayment of long-term debt, interest expense, broker and agent commissions, administrative expenses, Common Stock repurchases and capital expenditures.  In addition to the foregoing, other uses of cash include provider network and systems development costs and costs associated with the integration of acquired businesses.

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

The Company’s strategy for achieving its investment goals is broad diversification of its investments, both across and within asset classes.  As of June 30, 2003, the Company’s investment portfolio consisted primarily of investment grade fixed-income securities.  The Company’s portfolio also included large capitalization and small capitalization domestic equities, foreign equities, tax-exempt municipal bonds and a small amount of non-investment grade debt securities.  The fixed-income assets include both short and long-duration securities with an attempt to match the Company’s funding needs.  The Company’s investment policy contains limitations regarding concentration in individual securities and industries and generally prohibits speculative and leveraged investments.  Cash and investment balances maintained by the Company are sufficient to meet applicable regulatory financial stability and net worth requirements, including license requirements of the Blue Cross and Blue Shield Association.

Cash flow provided by operating activities was $422.0 million for the six months ended June 30, 2003, compared with $596.6 million for the six months ended June 30, 2002.  Cash flow provided by operations for the six months ended June 30, 2003 was due primarily to net income of $417.5 million, an increase in medical claims payable of $95.9 million due to membership growth and higher health care expenses per member per month and an increase in other current liabilities of $101.1 million due to timing of pharmaceutical drug and pharmacy rebate payments, an increase in life insurance policy settlement options accrual and timing of other accruals related to normal operations. Partially offsetting these increases was an increase in receivables, net of  $212.8 million due to timing of cash receipts.

Net cash used in investing activities for the six months ended June 30, 2003 totaled $1,025.7 million, compared with $1,035.2 million for the six months ended June 30, 2002.  The cash used in the first six months of 2003 was primarily attributable to the purchase of investments of $5.3 billion, the purchase of property and equipment, net of sales proceeds, of $53.3 million and the acquisition of Golden West, net of cash acquired, for $27.7 million, which were partially offset by proceeds from investments sold of $4.4 billion.

Net cash provided by financing activities totaled $626.1 million in the first six months of 2003 compared with $292.9 million for the six months ended June 30, 2002.  The net cash provided in the first six months of 2003 was primarily attributable to additional advances on securities lending deposits of $580.8 million, additional debt of $149.5 million incurred to partially finance the $192.4 million repurchase of Company Common Stock, and the receipt of proceeds from the issuance of Common Stock related to the Company’s employee stock option plans of $88.2 million.

Effective March 30, 2001, the Company entered into two new unsecured revolving credit facilities allowing aggregate indebtedness of $1.0 billion in principal amount. Upon execution of these facilities, the Company terminated its prior $1.0 billion unsecured revolving facility. Borrowings under these facilities (which are generally referred to collectively in this quarterly report on Form 10-Q as the Company’s “revolving credit facility”) bear interest at rates determined by reference to the bank’s base rate or to the London InterBank Offered Rate (“LIBOR”) plus a margin determined by reference to the then-current rating of the Company’s senior unsecured long-term debt by specified rating agencies. One facility, which provides for borrowings not to exceed $750.0 million at any time outstanding, expires as of March 30, 2006, although it may be extended for up to two additional one-year periods under certain circumstances. The other facility, which provides for borrowings not to exceed $250.0 million at any time outstanding, expires on March 26, 2004. Any amount outstanding under this facility as of March 26, 2004 may be converted into a one-year term loan at the option of the Company and will bear interest at rates determined by reference to the bank’s base rate or LIBOR plus a margin determined by reference to the then-current rating of the Company’s unsecured long-term debt by specified rating agencies, plus 0.125% until paid in full. Loans under the $250.0 million facility are made on a committed basis. Loans under the $750.0 million facility are made on a committed basis or pursuant to an auction bid process. The $750.0 million facility also contains sublimits for letters of credit and “swingline” loans. Each credit agreement requires the Company to maintain certain financial ratios and contains restrictive covenants, including restrictions on the incurrence of additional indebtedness and the granting of certain liens, limitations on acquisitions and investments and limitations on changes in control (see Note 6 to the Consolidated Financial Statements). As of June 30, 2003 and December 31, 2002, there were no amounts outstanding under the revolving credit facility.

In April 2002, the Company commenced a commercial paper program providing for the issuance of up to $1.0 billion in aggregate maturity value of short-term indebtedness (known generally as “commercial paper”). The commercial paper is being issued by the Company without registration under the Securities Act of 1933, as amended (the “1933 Act”) in reliance upon the exemption from registration contained in Section 4(2) of the 1933 Act. The commercial paper is issued in denominations of $100,000 or integral multiples of $1,000 in excess thereof and will bear such interest rates, if interest-bearing, or will be sold at such discount from their face amounts, as agreed upon by the Company and the dealer or dealers acting in connection with the commercial paper program. The commercial paper may be issued with varying maturities up to a maximum of 270 days from the date of issuance. The commercial paper ranks equally with all other unsecured and unsubordinated indebtedness of the Company. As of June 30, 2003 and December 31, 2002, the outstanding commercial paper borrowings totaled $349.3 million and $199.8 million, respectively, with various maturity dates and had interest rates ranging from 1.20% to 1.48% as of June 30, 2003 and interest rates ranging from 1.60% to 1.65% as of December 31, 2002. The weighted average yield on the outstanding commercial paper as of June 30, 2003 and December 31, 2002 was 1.27% and 1.62%, respectively. The Company intends to maintain commercial paper borrowings of at least the amount outstanding at June 30, 2003 for more than one year. Accordingly, for financial reporting purposes, the commercial paper has been classified under non-current liabilities in the Consolidated Financial Statements.

In anticipation of the completion of the RightCHOICE acquisition on January 31, 2002, the Company on January 16, 2002 issued $350.0 million aggregate principal amount at maturity of 6 3/8% Notes due January 15, 2012 (the “2012 Notes”). The net proceeds of this offering totaled approximately $348.9 million. The 2012 Notes bear interest at a rate of 6 3/8% per annum, payable semi-annually in arrears on January 15 and July 15 of each year commencing July 15, 2002. Interest is computed on the basis of a 360-day year of twelve 30-day months.

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

On October 2, 2002, the Company announced that it had elected to redeem the Debentures as of October 28, 2002. Substantially all of the Debentures were tendered for conversion into the Company’s Common Stock prior to the redemption date. Approximately $50,000 principal amount at maturity of the Debentures were settled in cash. This conversion did not have an extraordinary income statement impact. (See Note 6 to the Consolidated Financial Statements.) Prior to the Company’s announcement of its election to redeem the Debentures, Debentureholders in 2002 converted $18.0 million in aggregate principal amount at maturity of the Company’s Debentures with a carrying value (including accreted interest) of $12.6 million. In lieu of delivering shares of Common Stock upon conversion of these Debentures, the Company elected to pay cash of $18.9 million, which resulted in an extraordinary after-tax loss of $3.8 million, as shown on the Company’s Consolidated Income Statements for the year ended December 31, 2002. In accordance with SFAS No. 145 which was effective for fiscal years beginning after May 15, 2002, the Company had determined that the extinguishment of debt under its Zero Coupon Convertible Subordinated Debentures, which were redeemed as of October 28, 2002, did not meet the requirements of unusual or infrequent and therefore would not be included as an extraordinary item with the rescission of FASB Statement No. 4. For the quarter and six months ended June 30, 2002, WellPoint reclassified an extraordinary loss of $2.1 million, which included a tax benefit of $0.8 million, to interest expense.

As a part of a hedging strategy to limit its exposure to variable interest rate increases, the Company has from time to time entered into interest rate swap agreements in order to reduce the volatility of interest expense resulting from changes in interest rates on its variable rate debt. The swap agreements were contracts to exchange variable-rate interest payments (weighted average rate for the year ended December 31, 2002 of 2.25%) for fixed-rate interest payments (weighted average rate for the year ended December 31, 2002 of 7.08%) without the exchange of the underlying notional amounts. The Company had entered into $200.0 million of fixed-rate swap agreements, which consisted of a $150.0 million notional amount swap agreement at 6.99% maturing on October 17, 2003 and a $50.0 million notional amount swap agreement at 7.06% maturing on October 17, 2006. In September 2002, the Company terminated these two fixed-rate swap agreements with an aggregate cash settlement of $17.6 million, of which $1.8 million was accrued interest and the remaining $15.8 million represented the fair value of the swap agreements at the time of termination and is being amortized over the term of the original swap agreements. As of June 30, 2003, the remaining balance of the swap agreements was $8.8 million. (See Note 7 to the Consolidated Financial Statements.)

In order to reduce the interest expense associated with the 2006 Notes, the Company, on January 15, 2002, entered into a $200.0 million notional amount interest rate swap agreement, which matures on June 15, 2006. The swap agreement is a contract to exchange a fixed 6 3/8% rate for a LIBOR-based floating rate (weighted average variable rate of 2.53% for the six months ended June 30, 2003).

Certain of the Company’s subsidiaries are required to maintain minimum capital requirements prescribed by various regulatory agencies, including the California Department of Managed Health Care and the Departments of Insurance in various states, including Georgia, Missouri and Delaware. As of June 30, 2003 (or the most recent date with respect to which compliance is required), those subsidiaries of the Company were in compliance with all minimum capital requirements.

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

Medical Claims Payable

Medical claims payable includes claims in process as well as provisions for the estimate of incurred but not reported claims (“IBNR”) and provisions for disputed claims obligations.  As of June 30, 2003, approximately 90% of the Company’s medical claims payable consisted of IBNR and claims in process.   Such estimates are developed using actuarial principles and assumptions that consider, among other things, contractual requirements, historical utilization trends and payment patterns, benefits changes, medical inflation, product mix, seasonality, membership and other relevant factors.  In developing IBNR, the Company applies different estimation methods depending on the period for which incurred claims are being estimated.  For the most recent four months, the incurred claims are estimated from the trend analysis based on per member per month claims trends developed from the experience in preceding months.  For periods prior to the most recent four months, the key assumption used in developing the Company’s IBNR is that the completion factor pattern remains consistent over a rolling 12-month period.  The completion factor is an actuarial estimate, based upon historical experience, of the percentage of claims incurred during a given period that have been adjudicated by the Company as of the date of estimation.  This approach is consistently applied to each period presented.

The completion factors and claims per member per month trend factor are the most significant factors used in estimating the Company’s IBNR.  The following table illustrates the sensitivity of these factors using June 30, 2003 data and the estimated potential impact on the Company’s operating results caused by these factors:

Completion Factor (a):		Claims Trend Factor (b):
(Decrease) Increase in Factor	Increase (Decrease) in Medical Claims Payable	(Decrease) Increase in Factor	Increase (Decrease) in Medical Claims Payable

(3)%	$270,000,000	(3)%	$(13,000,000)
(2)%	175,000,000	(2)%	(8,000,000)
(1)%	85,000,000	(1)%	(4,000,000)
1%	(81,000,000)	1%	4,000,000
2%	(158,000,000)	2%	8,000,000
3%	(232,000,000)	3%	12,000,000

(a)     Reflects estimated potential changes in medical claims payable caused by changes in completion factors in each of the most recent four months.

(b)     Reflects estimated potential changes in medical claims payable caused by changes in annualized claims trend used for the estimation of per member per month claims for the most recent four months.

In addition, assuming a hypothetical 1% difference between the Company’s June 30, 2003 estimated claims liability and the actual claims incurred, net income for the three months ended June 30, 2003 would increase or decrease by $15.1 million, while diluted net income per share would increase or decrease by $0.10 per share.

Other relevant factors include exceptional situations that might require judgmental adjustments in setting the outstanding reserves, such as system conversions, processing interruptions, environmental changes or other factors.  None of these factors had a material impact on the development of the Company’s claims payable estimates during any of the periods in this Form 10-Q. All of these factors are used in estimating IBNR and are important to the Company’s reserve methodology in trending the claims per member per month for purposes of estimating the reserves for the most recent four months.

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

The table below provides a reconciliation of changes in medical claims payable as of December 31, 2002, 2001 and 2000 during the immediately following six months period:

	Six Months Ended June 30,
(In thousands)	2003	2002	2001

Medical claims payable as of January 1	$2,422,331	$1,934,620	$1,566,569

Medical claims reserves from businesses acquired during the period	188	177,836	258,375

Health care claim expenses incurred during period:
Related to current year	7,676,702	6,454,580	4,435,551
Related to prior years	(339,250)	(339,295)	(233,969)
Total Incurred	7,337,452	6,115,285	4,201,582

Health care services payments during period:
Related to current year	5,727,790	4,820,689	3,319,217
Related to prior years	1,513,797	1,094,349	900,007
Total Payments	7,241,587	5,915,038	4,219,224

Medical claims payable as of June 30	$2,518,384	$2,312,703	$1,807,302

 Because medical claims payable includes various actuarially developed estimates, the Company's actual health care services experience may be more or less than the Company's previously developed estimates. As shown in the table above, for the six months ended June 30, 2003, 2002 and 2001, the amount shown on the line labeled "Health care services expenses incurred during period: Related to prior years" is negative, meaning that the Company's actual health care services experience related to prior years were less than the estimates previously made by the Company.  This favorable development was primarily related to prior years claims settled for amounts less than the original estimate for IBNR.  Actuarial standards of practice, which the Company consistently follows in developing its best point estimate as reflected in the financial statements, generally require the actuarially developed health care claims estimates to cover obligations under an assumption of moderately adverse conditions.  Adverse conditions are situations in which the actual claims are expected to be higher than the otherwise estimated value of such claims at the time of the estimate.  Therefore, in many situations, the claims amount actually experienced will be less than an estimate that satisfies the actuarial standards of practice.  Adjustments of prior-year estimates may result in additional health care services expenses or, as the Company experienced during each of the last three years, a reduction in health care services expenses in the period an adjustment is made.

Health care claims are usually described as having a “short tail,” which means that they are generally paid within a few months of the member receiving service from the physician or other health care provider.  Based on the Company’s historical claim payment patterns, less than 5% of the medical claims payable as of the end of any given year is outstanding at the end of the following year. Management expects that substantially all of the development of the 2002 estimate of medical claims payable will be known during 2003.

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

For many of the Company's HMO plans (including substantially all of its California HMO plans), the Company contracts with physicians, hospitals and other health care providers through capitation fee arrangements as a means to manage health care costs. The Company has two general types of capitation arrangements. The predominant type is the so-called "professional" capitation arrangement. Under professional capitation arrangements, the Company pays the health care provider, such as a participating medical group, a fixed amount per member per month, and the health care provider assumes the risk of the member's utilization of certain specified health care services. Typically, under professional capitation arrangements, the health care provider does not assume the risk of the member's utilization of any hospital-based services. The second type is the so-called "global" capitation arrangement. Under global capitation arrangements, the Company also pays the health care provider, such as a participating medical group, a fixed amount per member per month. However, under global capitation arrangements, the health care provider generally assumes the risk of the member's utilization of all health care services (subject to certain limited exceptions and state regulatory requirements). As of June 30, 2003 and December 31, 2002, the Company had approximately eight and 10 global capitation arrangements, respectively, covering approximately 165,000 and 179,000 members, respectively. In addition, one of the Company's subsidiaries owns a 51% equity interest in a community health partnership network (the "CHPN") operating in the greater Atlanta area. The CHPN is a locally based equity venture between the Company's subsidiary and local physician and hospital groups. The Company's subsidiary has entered into a global arrangement with the CHPN. As of June 30, 2003 and December 31, 2002, approximately 563,000 and 535,000 members, respectively, were covered by this arrangement.

For the quarters ended June 30, 2003 and 2002, the Company's capitation expenses of $380.5 million and $379.8 million, represented 10.1% and 11.6%, respectively, of the Company's total health care services and other benefits expense. For the six months ended June 30, 2003 and 2002, the Company's capitation expenses of $774.2 million and $748.7 million, represented 10.3% and 12.0%, respectively, of the Company's total health care services and other benefits expense. As of June 30, 2003 and December 31, 2002, the Company's capitation expenses payable of $101.2 million and $137.0 million represented 4.0% and 5.7%, respectively, of the Company's total medical claims payable.

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

Reserves for Future Policy Benefits

The estimate of reserves for future policy benefits relates to life and disability insurance policies written in connection with health care contracts. Reserves for future life benefit coverage are based on projections of past experience. Reserves for future policy and contract benefits for certain long-term disability products and group paid-up life products are based upon interest, mortality and morbidity assumptions from published actuarial tables, modified based upon the Company’s experience. Reserves are continually monitored and reviewed, and as settlements are made or reserves adjusted, differences are reflected in current operations. The current portion of reserves for future policy benefits relates to the portion of such reserves that the Company expects to pay within one year. The Company believes that its reserves for future policy benefits are adequate to satisfy its ultimate benefit liability. However, these estimates are inherently subject to a number of highly variable circumstances. Consequently, the actual results could differ materially from the amount recorded in the consolidated financial statements. As of June 30, 2003 and December 31, 2002, the reserves for future policy benefits were $288.9 million and $283.2 million, respectively.

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

The Company adopted SFAS No. 142 on January 1, 2002 and, accordingly, no longer amortizes goodwill and other intangible assets with indefinite useful lives. In accordance with SFAS No. 142, the Company completed the transitional evaluation of its goodwill and other intangible assets at January 1, 2002 and the annual evaluation at December 31, 2002, and determined that there was no impairment loss. As of June 30, 2003 and December 31, 2002, total goodwill and other intangible assets were $2.4 billion. (See Note 5 to the Consolidated Financial Statements for further discussion of the Company’s goodwill and other intangible assets.)

Investments

As of June 30, 2003, the Company’s investment securities at market value, totaled $6.4 billion, of which 89.1% was invested in fixed-income securities and the remaining 10.9% was invested in equity securities. As of December 31, 2002, the Company’s investment securities at market value totaled $5.3 billion, of which 89.6% was invested in fixed-income securities and the remaining 10.4% was invested in equity securities. These investment securities are generally used to support current operations and, accordingly, have been classified as current assets. The Company’s long-term investments as of June 30, 2003 and December 31, 2002 were $148.2 million and $134.3 million, respectively, and consisted primarily of restricted assets, certain equities and other investments. Total current and long-term investments comprised 51.3% and 47.2% of total assets as of June 30, 2003 and December 31, 2002, respectively.

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

The Company regularly evaluates the appropriateness of investments relative to its internal investment guidelines. The Company operates within these guidelines by maintaining a well-diversified portfolio, both across and within asset classes. The Company has from time to time retained an independent consultant to advise the Company on the appropriateness of its investment policy. The Company performs a quarterly evaluation of its investment securities, using both quantitative and qualitative factors to determine whether a decline in investment value is other-than-temporary. When a decline in an investment’s fair value is determined to be other-than-temporary, a loss is recorded against investment income. When determining whether a decline in an investment’s fair value is other-than-temporary, the Company considers the extent and duration to which a security’s market value has been less than its cost, the financial condition and future earnings potential of the issuer, recommendations and opinions from outside investment managers and the current economic environment. For the quarters ended June 30, 2003 and 2002, the Company recorded investment losses that the Company believed to be other-than-temporary of approximately $5.4 million and $17.4 million, respectively. For the six months ended June 30, 2003 and 2002, the Company recorded investment losses that the Company believed to be other-than-temporary of approximately $29.3 million and $19.6 million, respectively. The Company believes that it has performed an adequate review for impairment of the investment portfolio and that investments are carried at fair value. Changing economic and market conditions in the future, however, may cause the Company to reassess its judgment regarding impairment, which could result in realized losses relating to other-than-temporary declines being charged against future income.

As of June 30, 2003 and December 31, 2002, net unrealized gains from the Company’s fixed-income securities totaled $204.7 million and $184.5 million, respectively, primarily resulting from a general decrease in interest rates. The Company had a net unrealized gain in its equity securities portfolio as of June 30, 2003 of $73.6 million and a net unrealized loss of $49.5 million as of December 31, 2002. The Company believes that these fluctuations are temporary as a result of current market conditions.

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

In connection with the RightCHOICE and Cerulean transactions, the Company incurred significant additional indebtedness to fund the cash payments made to the acquired companies’ stockholders. In addition, the Company may incur additional indebtedness to fund the Cobalt transaction or other potential future acquisitions. This existing or new indebtedness may result in a significant percentage of the Company’s cash flow being applied to the payment of interest, and there can be no assurance that the Company’s operations will generate sufficient future cash flow to service this indebtedness. The Company’s current indebtedness, as well as any indebtedness that the Company may incur in the future (such as indebtedness incurred to fund repurchases of its Common Stock or to fund potential future acquisitions), may adversely affect the Company’s ability to finance its operations and could limit the Company’s ability to pursue business opportunities that may be in the best interests of the Company and its stockholders.

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

In June 2000, the California Medical Association filed a lawsuit in U.S. district court in San Francisco against Blue Cross of California (“BCC”). The lawsuit alleges that BCC violated the Racketeer Influenced and Corrupt Organizations Act (“RICO”) through various misrepresentations to and inappropriate actions against health care providers. In late 1999, a number of class-action lawsuits were brought against several of the Company’s competitors alleging, among other things, various misrepresentations regarding their health plans and breaches of fiduciary obligations to health plan members. In August 2000, the Company was added as a party to Shane v. Humana, et al., a class-action lawsuit brought on behalf of health care providers nationwide. In addition to the RICO claims brought in the California Medical Association lawsuit, this lawsuit also alleges violations of the Employee Retirement Income Security Act of 1974, as amended (“ERISA”), federal and state “prompt pay” regulations and certain common law claims. In October 2000, the federal Judicial Panel on Multidistrict Litigation issued an order consolidating the California Medical Association lawsuit, the Shane lawsuit and various other pending managed care class-action lawsuits against other companies before District Court Judge Federico Moreno in the Southern District of Florida for purposes of the pretrial proceedings. In March 2001, Judge Moreno dismissed the plaintiffs’ claims based on violation of RICO, although the dismissal was made without prejudice to the plaintiffs’ ability to subsequently refile their claims. Judge Moreno also dismissed, with prejudice, the plaintiffs’ federal prompt pay law claims. On March 26, 2001, the California Medical Association filed an amended complaint in its lawsuit, alleging, among other things, revised RICO claims and violations of California law. On May 9, 2001, Judge Moreno issued an order requiring that all discovery in the litigation be completed by December 2001, with the exception of discovery related to expert witnesses, which was to be completed by March 15, 2002. In June 2001, the federal Court of Appeals for the 11th Circuit issued a stay of Judge Moreno’s discovery order, pending a hearing before the Court of Appeals on the Company’s appeal of its motion to compel arbitration (which had earlier been granted in part and denied in part by Judge Moreno). The hearing was held in January 2002 and, in March 2002, the Court of Appeals panel issued an opinion affirming Judge Moreno’s earlier action with respect to the motion to compel arbitration. The Company filed a motion requesting a rehearing of the matter before the entire 11th Circuit Court of Appeals, which motion was denied by the 11th Circuit Court of Appeals in June 2002. On July 29, 2002, Judge Moreno issued an order providing that discovery in the case would be allowed to re-commence on September 30, 2002. On September 26, 2002, Judge Moreno issued an additional order certifying a nationwide class of physicians in the Shane matter, setting a trial date in May 2003 and ordering the parties to participate in non-binding mediation. In October 2002, the Company filed a motion with the 11th Circuit Court of Appeals seeking to appeal Judge Moreno’s class-certification order. The 11th Circuit has scheduled a hearing for September 11, 2003 on the Company’s motion. A mediator has been appointed by Judge Moreno and the parties are currently conducting court-ordered mediation.

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

In May 2003, a lawsuit entitled Thomas, et al. v. Blue Cross and Blue Shield Association, et al. was filed in the U.S. District Court in the Southern District of Florida. The attorneys representing the plaintiffs in the lawsuit are primarily the attorneys representing the plaintiffs in the Shane litigation described above. The defendants in Thomas are the Company, the Blue Cross and Blue Shield Association and all of the other current Blue Cross and Blue Shield licensees. The lawsuit alleges that each of the defendants engaged in similar activities and conduct as that alleged in the Shane litigation. The Company currently anticipates that the Thomas litigation will be consolidated with the Shane litigation.

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

Review by Independent Accountants

With respect to the unaudited consolidated financial information of WellPoint Health Networks Inc. for the three-month and six-month periods ended June 30, 2003 and 2002, PricewaterhouseCoopers LLP (“PricewaterhouseCoopers”) reported that they have applied limited procedures in accordance with professional standards for a review of such information.  However, their separate report dated July 21, 2003 appearing herein states that they did not audit and they do not express an opinion on that unaudited consolidated financial information.  Accordingly, the degree of reliance on their report on such information should be restricted in light of the limited nature of the review procedures applied.  PricewaterhouseCoopers is not subject to the liability provisions of Section 11 of the Securities Act of 1933 for their report on the unaudited consolidated financial information because that report is not a “report” or a “part” of the registration statement prepared or certified by PricewaterhouseCoopers within the meaning of Sections 7 and 11 of the Act.

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

As of June 30, 2003, the Company’s investment securities at market value, totaled $6.4 billion, of which 89.1% was invested in fixed-income securities and the remaining 10.9% was invested in equity securities. The Company has evaluated the net impact to the fair value of its fixed-income investments from a hypothetical change in all interest rates of 100, 200 and 300 basis points (“bp”). In doing so, optionality was addressed through Monte Carlo simulation of the price behavior of securities with embedded options. In addressing prepayments on mortgage-backed securities, the model follows the normal market practice of estimating a non-interest rate sensitive component (primarily related to relocations) and an interest-sensitive component (primarily related to refinancings) separately. The model is based on statistical techniques applied to historical prepayment and market data, and then incorporates forward-looking mortgage market research and judgments about future prepayment behavior. Changes in the fair value of the investment portfolio, net of tax, are reflected in the balance sheet through stockholders’ equity. The results of this analysis as of June 30, 2003 are shown in the table below. The table also shows the change in valuation of the $200.0 million notional amount 6 3/8% fixed for LIBOR-based floating interest rate swap agreement as of June 30, 2003.

	Decrease in fair value given an interest rate increase of:
	100 bp	200 bp	300 bp
	(In millions)

Fixed Income Portfolio	$(164.9)	$(345.1)	$(532.6)
Valuation of Interest Rate Swap Agreement	(5.0)	(9.9)	(14.5)
	$(169.9)	$(355.0)	$(547.1)

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

Interest Rate Swap Agreements

On January 15, 2002, the Company entered into a $200.0 million notional amount interest rate swap agreement with respect to its 2006 Notes. The swap agreement is a contract to exchange a fixed 6 3/8% rate for a LIBOR-based floating rate. For the six months ended June 30, 2003 and 2002, the Company recognized settlement income of $3.9 million and $2.8 million from this swap agreement. (See Note 6 to the Consolidated Financial Statements.)

The Company has from time to time entered into additional interest rate swap agreements in order to reduce the volatility of interest expense resulting from changes in interest rates. As of December 31, 2001, the Company had entered into $200.0 million of floating to fixed-rate swap agreements, which consisted of a $150.0 million notional amount swap agreement at 6.99% and a $50.0 million notional amount swap agreement at 7.06%. As of December 31, 2001, the Company also had $235.0 million of LIBOR-based floating rate debt outstanding. In September 2002, the Company terminated these two fixed-rate swap agreements with an aggregate cash settlement of $17.6 million, of which $1.8 million was accrued interest and the remaining $15.8 million represented the fair value of the swap agreements at the time of termination and is being amortized over the term of the original swap agreements. As of June 30, 2003, the remaining balance of the swap agreements was $8.8 million. (See Note 7 to the Consolidated Financial Statements for further discussion.)

Equity Price Risk

As of June 30, 2003, the Company’s equity securities were comprised primarily of domestic stocks. Assuming an immediate decrease of 10% in market value, as of June 30, 2003, the hypothetical pre-tax loss in fair value of stockholders’ equity is estimated to be approximately $69.5 million.

ITEM 4.  Controls and Procedures

The Company maintains “disclosure controls and procedures,” as such term is defined under Rule 13a-14(c) of the rules and regulations under the Securities Exchange Act of 1934, as amended (the “Exchange Act”).  These disclosure controls and procedures are designed to ensure that information required to be disclosed in the Company’s Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission (the “SEC”), and that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures.  As of June 30, 2003, the Company has carried out an evaluation under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based upon their evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective in ensuring that material information relating to the Company is made known to the Chief Executive Officer and Chief Financial Officer by others within the Company during the period in which this quarterly report on Form 10-Q was being prepared.

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

ITEM 4.          Submission of Matters to a Vote of Security Holders

On May 13, 2003, the annual meeting of stockholders of the Company was held. The agenda items for such meeting are shown below along with the vote of the Company’s Common Stock with respect to such agenda items.

1.               Election of three Class I Directors to serve until the 2006 Annual Meeting of Stockholders and one Class III director to serve until the 2005 Annual Meeting of Stockholders; or in each case until the election of their successors.

Class I Nominees:
Nominee:	Roger E. Birk Votes FOR: 117,267,128 Votes WITHHELD AUTHORITY: 8,877,740
Nominee:	Sheila P. Burke Votes FOR: 118,701,991 Votes WITHHELD AUTHORITY: 7,442,877
Nominee:	Elizabeth A. Sanders Votes FOR: 118,144,859 Votes WITHHELD AUTHORITY: 8,000,009

Class III Nominee:
Nominee:	Ramiro G. Peru Votes FOR: 124,218,547 Votes WITHHELD AUTHORITY: 1,926,321

The terms of William H. T. Bush, Julie A. Hill, Warren Y. Jobe, Jane G. Pisano and Leonard D. Schaeffer continued after the meeting.

2.              Ratification of the selection of PricewaterhouseCoopers LLP as the Company’s independent public accountants for the fiscal year ending December 31, 2003.

Votes FOR:	118,396,802
Votes AGAINST:	7,668,081
Votes: ABSTAIN:	79,985
Broker non-votes:	0

ITEM 6.        Exhibits and Reports on Form 8-K

(a)	Exhibits

See Exhibit Index.

(b)	Reports on Form 8-K

On April 23, 2003, the Company furnished a current report on Form 8-K dated April 23, 2003, which attached a copy of the Company’s press release dated April 23, 2003 regarding the Company’s earnings for the quarter ended March 31, 2003.

On May 7, 2003, the Company furnished a current report on Form 8-K dated May 1, 2003, which attached the text of certain information provided and to be provided by the Company during various investor conferences.

On June 4, 2003, the Company furnished a current report on Form 8-K dated May 28, 2003, which attached the text of certain information provided by the Company at its annual investor conference held on May 28, 2003 and indicated that the Company may provide the same information at future investor conferences.

The information furnished pursuant to the current reports on Form 8-K described above was intended to be furnished under Item 12 of the Form 8-K and is not to be considered “filed” under the Securities Exchange Act of 1934, as amended, nor shall it be incorporated by reference into this filing or future filings by the Company under the Securities Act of 1933, as amended or under the Securities Exchange Act of 1934, as amended, unless the Company expressly sets forth in such future filing that such information is to be considered “filed” or incorporated by reference therein.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WELLPOINT HEALTH NETWORKS INC. Registrant

Date: August 14, 2003	By:	/s/ LEONARD D. SCHAEFFER
Leonard D. Schaeffer
Chairman of the Board of Directors and Chief Executive Officer

Date: August 14, 2003	By:	/s/ DAVID C. COLBY
David C. Colby
Executive Vice President and Chief Financial Officer

Date: August 14, 2003	By:	/s/ KENNETH C. ZUREK
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

4.05	Form of Note evidencing the Registrant’s 6 3/8 % Notes due 2006, incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K dated June 12, 2001.

4.06	Form of Note evidencing the Registrant’s 6 3/8 % Notes due 2012, incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K dated January 11, 2002.

15.01	Letter on unaudited interim financial information.

31.01	Certifications.

32.01	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350.

32.02	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350.