Form 10-Q
period 2003-09-30
WELLPOINT HEALTH NETWORKS INC /DE/
filed 2003-11-14
CIK 1013220

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒                                 QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2003

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒  No  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).  Yes  ☒  No  ☐

As of November 5, 2003, there were approximately 151,940,946 shares of Common Stock, $0.01 par value of the registrant outstanding.

WellPoint Health Networks Inc.

Quarterly Report on Form 10-Q for the Quarter Ended September 30, 2003

PART I. FINANCIAL INFORMATION

ITEM 1.                 Financial Statements

WellPoint Health Networks Inc.

Consolidated Balance Sheets

(In thousands, except share data)	September 30, 2003	December 31, 2002
	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$1,086,063	$1,355,616
Investments - available-for-sale, at fair value	6,647,958	5,282,887
Receivables, net	1,494,378	1,223,232
Deferred tax assets, net	344,735	310,245
Other current assets	280,279	208,711
Total Current Assets	9,853,413	8,380,691
Property and equipment, net	418,002	346,351
Intangible assets, net	964,660	737,461
Goodwill, net	2,180,349	1,691,771
Long-term investments, at market value	160,720	134,274
Other non-current assets	296,135	180,083
Total Assets	$13,873,279	$11,470,631

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Medical claims payable	$2,753,718	$2,422,331
Reserves for future policy benefits	72,914	68,907
Unearned premiums	606,917	495,508
Accounts payable and accrued expenses	1,280,534	1,144,662
Experience rated and other refunds	263,899	251,743
Income taxes payable	151,136	140,881
Security trades pending payable	110,933	428,851
Security lending payable	614,590	197,453
Other current liabilities	721,826	601,513
Total Current Liabilities	6,576,467	5,751,849
Accrued postretirement benefits	146,750	123,042
Reserves for future policy benefits, non-current	272,074	214,328
Long-term debt	1,287,445	1,011,578
Deferred tax liabilities	316,911	187,020
Other non-current liabilities	242,321	206,117
Total Liabilities	8,841,968	7,493,934
Stockholders' Equity:
Preferred Stock - $0.01 par value, 50,000,000 shares authorized, none issued and outstanding	—	—
Common Stock - $0.01 par value, 300,000,000 shares authorized, 157,006,322 and 149,748,101 issued at September 30, 2003 and December 31, 2002, respectively	1,570	1,497
Treasury stock, at cost, 5,890,449 and 2,697,958 shares at September 30, 2003 and December 31, 2002, respectively	(415,592)	(173,842)
Additional paid-in capital	2,373,255	1,812,004
Retained earnings	2,978,995	2,315,254
Accumulated other comprehensive income	93,083	21,784
Total Stockholders' Equity	5,031,311	3,976,697
Total Liabilities and Stockholders' Equity	$13,873,279	$11,470,631

See the accompanying notes to the Consolidated Financial Statements.

WellPoint Health Networks Inc.

Consolidated Income Statements

(Unaudited)

	Quarter Ended September 30,		Nine Months Ended September 30,
(In thousands, except earnings per share)	2003	2002	2003	2002
Revenues:
Premium revenue	$4,763,859	$4,183,949	$13,967,018	$11,907,702
Management services and other revenue	219,695	213,407	667,332	605,675
Investment income	65,455	117,769	195,807	243,831
	5,049,009	4,515,125	14,830,157	12,757,208
Operating Expenses:
Health care services and other benefits	3,792,105	3,420,328	11,279,272	9,684,935
Selling expense	200,562	175,612	593,796	498,802
General and administrative expense	624,258	539,950	1,791,927	1,620,625
	4,616,925	4,135,890	13,664,995	11,804,362
Operating Income	432,084	379,235	1,165,162	952,846
Interest expense	12,645	20,232	38,108	55,786
Other expense, net	9,074	15,072	20,724	39,973
Income before Provision for Income Taxes and Extraordinary Item	410,365	343,931	1,106,330	857,087
Provision for income taxes	164,146	137,583	442,589	342,934
Income before Extraordinary Item	246,219	206,348	663,741	514,153
Extraordinary Item:
Gain from negative goodwill on acquisition	—	4,908	—	8,950
Net Income	$246,219	$211,256	$663,741	$523,103

Earnings Per Share:
Income before Extraordinary Item	$1.68	$1.42	$4.55	$3.59
Extraordinary gain from negative goodwill on acquisition	—	0.03	—	0.06
Net Income	$1.68	$1.45	$4.55	$3.65

Earnings Per Share Assuming Full Dilution:
Income before Extraordinary Item	$1.63	$1.35	$4.42	$3.42
Extraordinary gain from negative goodwill on acquisition	—	0.03	—	0.06
Net Income	$1.63	$1.38	$4.42	$3.48

Weighted Average Shares Outstanding	146,626	145,523	145,987	143,178
Fully Diluted Weighted Average Shares Outstanding	150,845	152,764	150,084	150,421

See the accompanying notes to the Consolidated Financial Statements.

WellPoint Health Networks Inc.

Consolidated Statement of Changes in Stockholders' Equity

(Unaudited)

	Preferred Stock	Common Stock				Additional Paid - in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Total
		Issued		In Treasury
(In thousands)		Shares	Amount	Shares	Amount
Balance as of December 31, 2002	$—	149,748	$1,497	2,698	$(173,842)	$1,812,004	$2,315,254	$21,784	$3,976,697
Stock grants to employees and directors				(491)	31,784				31,784
Stock issued for employee stock option plans and stock purchase plans				(2,365)	158,015	41,488			199,503
Stock repurchased, at cost				3,912	(268,565)				(268,565)
Net losses from treasury stock reissued						(84,532)			(84,532)
Stock and stock options issued in connection with acquisition of Cobalt Corporation		7,258	73			604,295			604,368
Stock held by Subsidiaries				2,136	(162,984)				(162,984)
Comprehensive income
Net income							663,741		663,741
Treasury stock owned by subsidiary								(5,604)	(5,604)
Change in unrealized valuation adjustment on investment securities, net of reclassification adjustment								76,903	76,903
Total comprehensive income							663,741	71,299	735,040
Balance as of September 30, 2003	$—	157,006	$1,570	5,890	$(415,592)	$2,373,255	$2,978,995	$93,083	$5,031,311

See the accompanying notes to the Consolidated Financial Statements.

WellPoint Health Networks Inc.

Consolidated Statements of Cash Flows

(Unaudited)

	Nine Months Ended September 30,
(In thousands)	2003	2002
Cash flows from operating activities:
Income before extraordinary item	$663,741	$514,153
Adjustments to reconcile income before extraordinary item to net cash provided by operating activities:
Depreciation and amortization, net of accretion	123,132	81,676
Gain on sales of assets, net	(12,452)	(43,677)
Benefit for deferred income taxes	(32,464)	(38,273)
Amortization of deferred gain on sale of building	—	(3,320)
Accretion of interest on zero coupon convertible subordinated debentures, 6 3/8% Notes due 2012 and 6 3/8% Notes due 2006	212	8,811
(Increase) decrease in certain assets:
Receivables, net	(232,086)	(82,145)
Other current assets	(57,186)	(15,865)
Other non-current assets	(6,194)	(40,240)
Increase (decrease) in certain liabilities:
Medical claims payable	86,973	222,990
Reserves for future policy benefits	10,931	9,733
Unearned premiums	220	14,944
Accounts payable and accrued expenses	77,747	181,259
Experience rated and other refunds	10,475	(11,014)
Income taxes payable	35,391	28,861
Other current liabilities	100,640	116,108
Accrued postretirement benefits	5,106	5,623
Other non-current liabilities	16,097	4,521
Net cash provided by operating activities	790,283	954,145
Cash flows from investing activities:
Investments purchased	(7,890,081)	(4,709,986)
Proceeds from investments sold	6,803,090	3,908,255
Property and equipment purchased	(101,645)	(75,442)
Proceeds from property and equipment sold	5,561	5,786
Acquisition of new businesses, net of cash acquired	(405,420)	(349,178)
Net cash used in investing activities	(1,588,495)	(1,220,565)
Cash flows from financing activities:
Net repayment of long-term debt under the revolving credit facility	—	(235,000)
Net borrowing of commercial paper	274,620	199,778
Net borrowing of long-term debt under 6 3/8% Notes due 2012	—	348,905
Cash paid on redemption of zero coupon convertible subordinated debentures	—	(18,913)
Change in advances on securities lending deposits	417,137	—
Proceeds from issuance of Common Stock	105,467	127,135
Proceeds from sale of put options	—	1,603
Common Stock repurchased	(268,565)	(165,453)
Net cash provided by financing activities	528,659	258,055
Net decrease in cash and cash equivalents	(269,553)	(8,365)
Cash and cash equivalents at beginning of period	1,355,616	1,028,476
Cash and cash equivalents at end of period	$1,086,063	$1,020,111

See the accompanying notes to the Consolidated Financial Statements.

WellPoint Health Networks Inc.

Notes to Consolidated Financial Statements

(Unaudited)

1.              Organization

WellPoint Health Networks Inc. (the “Company” or “WellPoint”) is one of the nation’s largest publicly traded managed health care companies.  As of September 30, 2003, WellPoint had approximately 14.0 million medical members and approximately 44.7 million specialty members.  Through its subsidiaries, the Company offers a broad spectrum of network-based managed care plans to the large and small employer, individual and senior markets.  The Company’s managed care plans include preferred provider organizations (“PPOs”), health maintenance organizations (“HMOs”), point-of-service (“POS”) plans, other hybrid plans and traditional indemnity plans.  In addition, the Company offers managed care services, including underwriting, actuarial services, network access, medical management and claims processing. The Company also provides a broad array of specialty and other products and services including pharmacy benefits management, dental, vision, life insurance, preventive care, disability insurance, behavioral health, COBRA and flexible benefits account administration. With the acquisition of Cobalt Corporation, the Company now also offers workers’ compensation products and is currently the largest Part A Medicare fiscal intermediary in the nation, processing claims for providers in all 50 states. The Company markets its products in California primarily under the name Blue Cross of California, in Georgia primarily under the name Blue Cross Blue Shield of Georgia, in various parts of Missouri (including the greater St. Louis area) under the name Blue Cross & Blue Shield of Missouri, in Wisconsin primarily under the name Blue Cross & Blue Shield United of Wisconsin and in various parts of the country under the names UNICARE or HealthLink. These products are marketed by the Company’s various operating subsidiaries throughout the United States. The Company’s customer base is diversified, with extensive membership among large and small employer groups and individuals and in the Medicare and Medicaid markets.

2.              Basis of Presentation

The accompanying unaudited consolidated financial statements of WellPoint have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial reporting.  In accordance with the rules and regulations of the SEC, certain footnotes or other financial information have been condensed or omitted if they substantially duplicate the disclosures contained in the Company’s annual audited financial statements.  In the opinion of management, the interim financial statements reflect all material adjustments (which are of a normal recurring nature) necessary for a fair statement of its financial position as of September 30, 2003, the results of its operations for the quarters and nine months ended September 30, 2003 and 2002, its changes in stockholders’ equity for the nine months ended September 30, 2003 and its cash flows for the nine months ended September 30, 2003 and 2002.  The results of operations for the interim periods presented are not necessarily indicative of the operating results for the full year.  These unaudited consolidated financial statements should be read together with the consolidated financial statements and notes included in the Company’s annual report on Form 10-K for the year ended December 31, 2002. The Company has reclassified certain prior year amounts in the accompanying unaudited consolidated financial statements to conform to the 2003 presentation.

3.              New Accounting Pronouncements

In April 2002, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 145, “Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections as of April 2002” (“SFAS No. 145”). With the rescission of FASB Statement No. 4, gains and losses from the extinguishment of debt should be classified as extraordinary items only if they meet the criteria in APB Opinion No. 30. The provisions of APB Opinion No. 30 distinguish between transactions that are part of an entity’s recurring operations and those that are unusual or infrequent or that meet the criteria for classification as an extraordinary item. The provisions of SFAS No. 145 related to the rescission of FASB Statement No. 4 are required to be applied for fiscal years beginning after May 15, 2002. The Company has determined that the extinguishment of debt under its Zero Coupon Convertible Subordinated Debentures, which were redeemed as of October 28, 2002, does not meet the requirements of unusual or infrequent and therefore would not be included as an extraordinary item with the rescission of FASB Statement No. 4.  For the quarter ended September 30, 2002, WellPoint reclassified an extraordinary loss of $4.2 million, which included a tax benefit of $1.7 million, to interest expense. For the nine months ended September 30, 2002, WellPoint reclassified an extraordinary loss of $6.3 million, which included a tax benefit of $2.5 million, to interest expense. The other provisions of SFAS No. 145 did not have a material impact on the Company’s consolidated financial statements.

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

In April 2003, the FASB amended and clarified financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and hedging activities under Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS No. 133”), through the issuance of Statement of Financial Accounting Standards No. 149, “Amendment of

Statement 133 on Derivative Instruments and Hedging Activities” (“SFAS No. 149”). SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. The adoption of SFAS No. 149 did not have a material impact on the Company’s financial condition or results of operations.

In May 2003, the FASB issued Statement of Financial Accounting Standards No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity” (“SFAS No. 150”). SFAS No. 150 modifies the accounting for certain financial instruments that, under previous guidance, issuers could account for as equity. SFAS No. 150 requires that those instruments be classified as liabilities in statements of financial position. Most of the guidance in SFAS No. 150 is effective for all financial instruments entered into or modified after May 31, 2003 or otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of SFAS No. 150 did not have a material impact on the Company’s financial condition or results of operations.

4.              Acquisitions

On September 24, 2003, the Company completed its merger, through its wholly owned subsidiary, Crossroads Acquisition Corp., with Cobalt Corporation (“Cobalt”), the parent company of Blue Cross & Blue Shield United of Wisconsin, which served approximately 675,000 medical members as of September 30, 2003. The transaction was effective as of September 30, 2003 for accounting purposes. Accordingly, the Consolidated Balance Sheet and membership data as of September 30, 2003 reflected the impact of the Cobalt transaction. However, Cobalt’s operating results for the quarter and nine months ended September 30, 2003, were not included in the Consolidated Income Statement or Consolidated Statement of Cash Flows.

Under the terms of the transaction, total consideration paid to all holders of Cobalt common stock in the merger was approximately $427.5 million in cash and approximately 7.3 million shares of WellPoint Common Stock (which included approximately 2.1 million shares issued to affiliates) from newly issued shares of WellPoint Common Stock. The total purchase price of approximately $884.9 million valued as of September 24, 2003 was used to purchase net assets with a fair value of approximately $271.6 million. Included in the total purchase price was $12.1 million used to retire Cobalt’s existing long-term debt at the time of acquisition. As a result of the acquisition of Cobalt, the Company incurred $1.5 million in expenses primarily related to transaction costs. Generally accepted accounting principles require that these expenses, which are not associated with the generation of future revenues and have no future economic benefit, be reflected as assumed liabilities in the allocation of the purchase price to the net assets acquired. Goodwill and other intangibles totaling $711.3 million includes $96.5 million of deferred tax liabilities relating to identified intangibles. With the adoption of Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (“SFAS No. 142”), goodwill and other intangible assets with indefinite useful lives are no longer amortized, but instead are subject to impairment tests. Identified intangibles with definite useful lives are being amortized on a straight-line basis or the timing of related cash flows depending upon the expected amortization pattern over three to 23 years.  The purchase price allocation between goodwill and identifiable intangible assets was $470.0 million and $241.3 million, respectively. The entire goodwill amount of $470.0 million is not deductible for tax purposes. The operating results for Cobalt will be included in WellPoint’s consolidated income statement for periods beginning October 1, 2003.

On June 30, 2003, the Company completed the acquisition of Golden West Health Plan, Inc. (“Golden West”) for a purchase price of approximately $30.5 million. Upon completion of the acquisition, Golden West had net assets with a fair value of approximately $0.5 million and served more than 275,000 dental and vision members. With the acquisition of Golden West, WellPoint served approximately 2.9 million dental members nationally as of June 30, 2003. The purchase price allocation between goodwill and identifiable intangible assets was $17.2 million and $13.0 million, respectively. The operating results for Golden West are included in WellPoint’s consolidated income statement for periods following the completion of the acquisition.

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

On January 31, 2002, WellPoint completed its merger, through its wholly owned subsidiary, RWP Acquisition Corp., with RightCHOICE Managed Care, Inc. (“RightCHOICE”), the parent company of Blue Cross and Blue Shield of Missouri, which served approximately 2.2 million medical members as of January 31, 2002. Under the terms of the transaction, total consideration paid to all holders of RightCHOICE common stock in the merger was approximately $379.1 million in cash and 16.5 million shares of WellPoint Common Stock. The Company issued approximately 11.1 million shares from treasury stock and the remaining 5.4 million shares from newly issued shares of WellPoint Common Stock. The total purchase price of approximately $1,503.7 million was used to purchase net assets with a fair value of approximately $308.8 million. The operating results for RightCHOICE are included in WellPoint’s consolidated income statement periods following the completion of the acquisition.

In accordance with the requirements of Statement of Financial Accounting Standards No. 141, “Business Combinations” (“SFAS No. 141”), the following unaudited pro forma summary presents revenues, net income and per share data of WellPoint as if the acquisitions of RightCHOICE, MethodistCare, Golden West and Cobalt had occurred on January 1, 2002.  The pro forma information includes the results of operations for each acquired entity for the period prior to its acquisition, adjusted for interest expense on long-term debt incurred to fund the acquisitions, amortization of intangible assets with definite useful lives and the related income tax effects.

The pro forma financial information is presented for informational purposes only and may not be indicative of the results of operations had the Company been a single entity during the quarters and nine months ended September 30, 2003 and 2002, nor is it necessarily indicative of future results of operations. Pro forma earnings per share is based on 151.8 million and 150.7 million weighted average shares for the quarters ended September 30, 2003 and 2002, respectively. Pro forma earnings per share assuming full dilution is based on 157.0 million and 158.9 million weighted average shares for the quarters ended September 30, 2003 and 2002, respectively. Pro forma earnings per share is based on 151.1 million and 150.1 million weighted average shares for the nine months ended September 30, 2003 and 2002, respectively. Pro forma earnings per share assuming full dilution is based on 156.2 million and 158.5 million weighted average shares for the nine months ended September 30, 2003 and 2002, respectively.

	Quarter Ended September 30,		Nine Months Ended September 30,
(In thousands, except per share amounts)	2003	2002	2003	2002

Revenues	$5,465,492	$4,912,229	$16,085,480	$14,094,414
Adjusted Pro Forma Income from Continuing Operations before Extraordinary Items	$255,163	$212,388	$695,094	$528,063
Adjusted Pro Forma Net Income	$255,163	$212,388	$695,094	$543,004

Earnings Per Share:
Adjusted Pro Forma Income from Continuing Operations before Extraordinary Items	$1.68	$1.41	$4.60	$3.52
Adjusted Pro Forma Net Income	$1.68	$1.41	$4.60	$3.62

Diluted Earnings Per Share:
Adjusted Pro Forma Income from Continuing Operations before Extraordinary Items	$1.63	$1.34	$4.45	$3.34
Adjusted Pro Forma Net Income	$1.63	$1.34	$4.45	$3.44

The adjusted pro forma net income for the nine months ended September 30, 2002 includes Cobalt’s recognition of a net gain from discontinued operations of $6.0 million from its behavioral health and medical management subsidiary, on a pro forma basis, using WellPoint’s effective tax rate of 40.0%. In addition included in net income for the nine months ended September 30, 2002, was a net after-tax realized gain by Cobalt of $6.7 million, on a pro forma basis, using WellPoint’s effective tax rate of 40.0% on the sale of 4.4 million shares of American Medical Security Group, Inc. common stock.

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

The changes in the carrying amount of goodwill by reportable segment are as follows:

(In thousands)	Health Care	Specialty	Consolidated
Balance as of January 1, 2002	$646,375	$14,971	$661,346
Goodwill acquired during 2002	1,074,322	—	1,074,322
Final allocation of Cerulean goodwill and acquired intangibles	(47,361)	—	(47,361)
Reclassification from other intangible assets, net of accumulated amortization of $2,005	3,464	—	3,464
Balance as of December 31, 2002	1,676,800	14,971	1,691,771
Final purchase accounting adjustments for RightCHOICE goodwill	1,471		1,471
Goodwill acquired during 2003	469,951	17,156	487,107
Balance as of September 30, 2003	$2,148,222	$32,127	$2,180,349

On September 24, 2003, WellPoint completed its merger with Cobalt, as discussed in Note 4.  As a result of the acquisition of Cobalt, the Company recorded $470.0 million of goodwill and $241.3 million of identifiable intangible assets as of September 30, 2003. The valuation process is not yet complete and, therefore, the allocation between goodwill and other intangible assets recorded as of September 30, 2003 represents an estimate. The Company assumes no residual value for its amortizable intangible assets.

The following table presents details of the acquired amortized and non-amortized intangible assets of Cobalt at cost as of September 30, 2003:

(In thousands)	Gross Carrying Value	Useful Life (in years)	Weighted Average Useful Life (in years)
Amortized intangible assets:
Provider relationships	$3,450	11 to 23	16.7
Customer contracts and related customer relationships	70,000	3 to 16	9.0
Total amortized intangible assets	73,450		9.4

Non-amortized intangible assets:
Provider relationships	552	Indefinite	Indefinite
Trade names and service marks	167,300	Indefinite	Indefinite
Total non-amortized intangible assets	167,852

Total other intangible assets	$241,302

On June 30, 2003, WellPoint completed its acquisition of Golden West, as discussed in Note 4.  As a result of the acquisition of Golden West, the Company recorded $17.2 million of goodwill and $13.0 million of identifiable intangible assets as of September 30, 2003. The valuation process is not yet complete and, therefore, the allocation between goodwill and other intangible assets recorded as of September 30, 2003 represents an estimate. The Company assumes no residual value for its amortizable intangible assets.

The following table presents details of the acquired amortized and non-amortized intangible assets of Golden West at cost as of September 30, 2003:

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

The gross carrying value, accumulated amortization and net carrying value of other intangible assets as of September 30, 2003 and December 31, 2002 were as follows:

(In thousands) As of September 30, 2003	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Amortizat- ion Period (in years)
Amortized intangible assets:
Provider relationships	$33,424	$4,979	$28,445	10 to 25
Customer contracts and related customer relationships	427,974	98,519	329,455	1.5 to 20
Other	21,968	9,442	12,526	5 to 20
Total amortized intangible assets	483,366	112,940	370,426

Non-amortized intangible assets:
Provider relationships	17,674	98	17,576	Indefinite
Trade names and service marks	579,300	2,642	576,658	Indefinite
Total non-amortized intangible assets	596,974	2,740	594,234

Total other intangible assets	$1,080,340	$115,680	$964,660

(In thousands) As of December 31, 2002	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Amortizat- ion Period (in years)
Amortized intangible assets:
Provider relationships	$29,974	$3,871	$26,103	10 to 25
Customer contracts and related customer relationships	352,699	73,761	278,938	1.5 to 20
Other	21,967	7,929	14,038	5 to 20
Total amortized intangible assets	404,640	85,561	319,079

Non-amortized intangible assets:
Provider relationships	17,122	98	17,024	Indefinite
Trade names and service marks	404,000	2,642	401,358	Indefinite
Total non-amortized intangible assets	421,122	2,740	418,382

Total other intangible assets	$825,762	$88,301	$737,461

For the quarter and nine months ended September 30, 2003, amortization expense relating to intangible assets was $9.3 million and $27.4 million, respectively. For the quarter and nine months ended September 30, 2002, amortization expense relating to intangible assets was $9.8 million and $28.2 million, respectively. The following table presents the Company’s estimated annual amortization expense for amortized intangible assets for each of the years ending December 31, 2003, 2004, 2005, 2006 and 2007 (amounts in thousands). These estimates were calculated based on the gross carrying value of amortized intangible assets as of September 30, 2003 using the applicable amortization period.

For year ending December 31, 2003	$41,145
For year ending December 31, 2004	47,058
For year ending December 31, 2005	43,678
For year ending December 31, 2006	37,132
For year ending December 31, 2007	32,442

6.              Long-Term Debt

The carrying amount of the Company’s long-term indebtedness consisted of the following:

(In thousands)	September 30, 2003	December 31, 2002

6 3/8% Notes due 2006	$464,020	$462,838
6 3/8% Notes due 2012	349,046	348,982
Commercial paper program	474,379	199,758
Total long-term debt	$1,287,445	$1,011,578

6 3/8% Notes due 2012

On January 16, 2002, the Company issued $350.0 million aggregate principal amount at maturity of 6 3/8% Notes due January 15, 2012 (the “2012 Notes”). The net proceeds of this offering totaled approximately $348.9 million. The net proceeds from the sale of the 2012 Notes were used to partially finance the RightCHOICE merger discussed in Note 4. The 2012 Notes bear interest at a rate of 6 3/8% per annum, payable semi-annually in arrears on January 15 and July 15 of each year commencing July 15, 2002. Interest is computed on the basis of a 360-day year of twelve 30-day months. At September 30, 2003 and December 31, 2002, the Company had $349.0 million (based upon the principal amount of $350.0 million less unamortized discount) of 2012 Notes outstanding. The related interest expense and amortization of discount and issue costs for each of the quarters ended September 30, 2003 and 2002 totaled $5.8 million and $5.9 million, respectively. The related interest expense and amortization of discount and issue costs for the nine months ended September 30, 2003 and 2002 totaled $17.2 million and $16.4 million, respectively.

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

6 3/8% Notes due 2006

On June 15, 2001, the Company issued $450.0 million aggregate principal amount at maturity of 6 3/8% Notes due June 15, 2006 (the “2006 Notes”). The net proceeds of this offering totaled approximately $449.0 million. The net proceeds from the sale of the 2006 Notes were used for repayment of indebtedness under the Company’s revolving credit facilities. The 2006 Notes bear interest at a rate of 6 3/8% per annum, payable semi-annually in arrears on June 15 and December 15 of each year commencing December 15, 2001. Interest is computed on the basis of a 360-day year of twelve 30-day months. At September 30, 2003 and December 31, 2002, the Company had $449.4 million and $449.3 million, respectively, (based upon the principal amount of $450.0 million less unamortized discount) of 2006 Notes outstanding. The related interest expense and amortization of discount and issue costs for each of the quarters ended September 30, 2003 and 2002 was $7.4 million and $7.6 million, respectively. The related interest expense and amortization of discount and issue costs for each of the nine-month periods ended September 30, 2003 and 2002 totaled $22.3 million and $22.5 million, respectively. The 2006 Notes may be redeemed, in whole or in part, at the Company’s option at any time. The redemption price for any 2006 Notes redeemed will be equal to the greater of the following amounts: 1) 100% of the principal amount of the 2006 Notes being redeemed on the redemption date; and 2) the sum of the present values of the remaining scheduled payments of principal and interest on the 2006 Notes being redeemed on that redemption date (not including any portion of any payments of interest accrued to the redemption date) discounted to the redemption date on a semi-annual basis at the Treasury rate as determined by the designated Reference Treasury Dealer (Salomon Smith Barney Inc. or UBS Warburg LLC or their respective successors), plus 25 basis points. In each case, the redemption price will also include accrued and unpaid interest on the 2006 Notes to the redemption date.

With the intention of reducing the interest expense associated with the 2006 Notes, the Company, on January 15, 2002, entered into a $200.0 million notional amount interest rate swap agreement. The swap agreement is a contract to exchange a fixed 6 3/8% rate for a LIBOR-based floating rate. The swap agreement expires June 15, 2006. As of September 30, 2003 and December 31, 2002, the Company recognized a liability adjustment, for the change in the fair value of the interest rate swap agreement, of $14.6 million and $13.6 million, respectively, related to the 2006 Notes. The Company recognized settlement income of $2.1 million and $1.7 million for the quarters ended September 30, 2003 and 2002, respectively, from this interest rate swap, which offset the Company’s interest expense. For the nine months ended September 30, 2003 and 2002, the Company recognized settlement income of $6.0 million and $4.5 million, respectively from this interest rate swap, which offset the Company’s interest expense (see Note 7).

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

Loans under the $250.0 million facility are made on a committed basis. Loans under the $750.0 million facility are made on a committed basis or pursuant to an auction bid process. The $750.0 million facility also contains sublimits for letters of credit and “swingline” loans. Each credit agreement requires the Company to maintain certain financial ratios and contains restrictive covenants, including restrictions on the incurrence of additional indebtedness and the granting of certain liens, limitations on acquisitions and investments and limitations on changes in control. During the year ended December 31, 2002, the Company repaid the entire outstanding principal balance under the revolving credit facility. This repayment was funded in part by the Company’s incurrence of indebtedness described below under the heading “Commercial Paper Program.” As of September 30, 2003, the Company had no amounts outstanding under the revolving credit facility.

Zero Coupon Convertible Subordinated Debentures

On July 2, 1999, the Company issued $299.0 million aggregate principal amount at maturity of zero coupon convertible subordinated debentures due 2019 (the “Debentures”). The proceeds totaled approximately $200.8 million. The Debentures accreted interest at a yield to maturity of 2.0% per year compounded semi-annually. Holders had the option to convert the Debentures into the Company’s Common Stock at any time prior to maturity at a rate of 13.594 shares per $1,000 principal amount at maturity. In lieu of delivering shares of Common Stock upon conversion of any Debentures, the Company had the option to pay cash for the Debentures in an amount equal to the last reported sales price of its Common Stock on the trading day preceding the conversion date. The Debentures were subordinated in right of payment to all existing and future senior indebtedness. On October 6, 1999, the Board of

Directors authorized the repurchase of some or all of the Company’s Debentures for cash. The Company did not repurchase any Debentures during the year ended December 31, 2001. During 2002, all of the outstanding Debentures were either redeemed by the Company or converted. Accreted interest related to the Debentures was $0.8 million and $2.3 million for the quarter and nine months ended September 30, 2002, respectively.

Commercial Paper Program

In April 2002, the Company commenced a commercial paper program providing for the issuance of up to $1.0 billion in aggregate maturity value of short-term indebtedness (known generally as “commercial paper”). The commercial paper is being issued by the Company without registration under the Securities Act of 1933, as amended (the “1933 Act”) in reliance upon the exemption from registration contained in Section 4(2) of the 1933 Act. The commercial paper is issued in denominations of $100,000 or integral multiples of $1,000 in excess thereof and will bear such interest rates, if interest-bearing, or will be sold at such discount from their face amounts, as agreed upon by the Company and the dealer or dealers acting in connection with the commercial paper program. The commercial paper may be issued with varying maturities up to a maximum of 270 days from the date of issuance. As of September 30, 2003 and December 31, 2002, outstanding commercial paper totaled approximately $474.4 million and $199.8 million, respectively. The average maturity for the commercial paper was 56.1 days as of September 30, 2003 and 54.0 days as of December 31, 2002. The weighted average yield on the outstanding commercial paper as of September 30, 2003 and December 31, 2002 was 1.22% and 1.62%, respectively. The Company intends to maintain commercial paper borrowings of at least the amount outstanding at September 30, 2003 for more than one year. Accordingly, for financial reporting purposes, the commercial paper has been classified under non-current liabilities in the accompanying Consolidated Balance Sheets. Under the Company’s merger agreement with Anthem, Inc., however, the Company has agreed to repurchase, prior to the closing of the merger with Anthem, any outstanding commercial paper issued by the Company or any of its subsidiaries.  The related interest expense for the quarter and nine months ended September 30, 2003 was $1.8 million and $4.4 million, respectively. The related interest expense for the quarter and nine months ended September 30, 2002 was $1.0 million and $1.5 million, respectively.

Debt Covenants

The Company’s revolving credit facility requires the maintenance of certain financial ratios and contains other restrictive covenants, including restrictions on the incurrence of additional indebtedness by subsidiaries and the granting of certain liens, limitations on acquisitions and investments and limitations on changes in control. As of September 30, 2003 and December 31, 2002, the Company was in compliance with the requirements in these agreements.

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

The Company uses interest rate swap agreements to manage interest rate exposures. The principal objective of such contracts is to minimize the risks and/or costs associated with financial and investing activities. The Company does not use derivative financial instruments for speculative purposes. The counterparties to these contractual arrangements are major financial institutions with which the Company also has other financial relationships. These counterparties expose the Company to credit loss in the event of non-performance. However, the Company does not anticipate non-performance by the other parties. As of September 30, 2003, the Company reported a derivative asset of $14.6 million related to a fair value hedge. The cash flow hedges on the floating rate debt under the revolving credit facility were terminated and settled in September 2002 and are discussed in further detail below.

Fair Value Hedges

With the intention of reducing the interest expense associated with the 2006 Notes, the Company, on January 15, 2002, entered into a $200.0 million notional amount interest rate swap agreement. The swap agreement is a contract to exchange a fixed 6 3/8% rate for a LIBOR-based floating rate. The swap agreement expires June 15, 2006. For the quarters ended September 30, 2003 and 2002, the Company recognized $2.1 million and $1.7 million, respectively, of income from this swap agreement, which was recorded as a reduction to interest expense. For the nine months ended September 30, 2003 and 2002, the Company recognized $6.0 million and $4.5 million, respectively, of income from this swap agreement, which was recorded as a reduction to interest expense. As of September 30, 2003 and December 31, 2002, the Company recognized a derivative asset of $14.6 million and $13.6 million, respectively, related to this swap agreement.

Cash Flow Hedges

The Company has entered into interest rate swap agreements to reduce the impact of changes in interest rates on its floating rate debt under its revolving credit facility. The swap agreements are contracts to exchange variable-rate for fixed-rate interest payments without the exchange of the underlying notional amounts. During the nine months ended September 30, 2002, the Company recognized a net gain of approximately $137,000, as reported in the Company’s Consolidated Income Statements, which represented the total ineffectiveness of all cash flow hedges during such period.

In September 2002, the Company terminated and settled its $150.0 million and $50.0 million notional amount interest rate swap agreements with original expiration dates of October 17, 2003 and October 17, 2006, respectively. At termination, the Company paid $17.6 million, of which $1.8 million was accrued interest and the remaining $15.8 million represented the fair value of the swap agreements at the time of termination. The fair value of the swap agreements was reflected in accumulated other comprehensive income and will be amortized as a reduction to investment income on a straight-line basis over the shorter of the original expiration dates of the interest rate swap agreements or the expected cash flows of the commercial paper program. The fair value of the $150.0 million and $50.0 million notional amount swap agreements, at termination, were $8.0 million and $7.8 million, respectively. Amortization of other comprehensive income related to the terminated swaps on a pre-tax basis for the quarter and nine months ended September 30, 2003 totaled $2.3 million, or $1.3 million after-tax and $7.0 million, or $4.1 million after-tax, respectively. The unamortized amounts in other comprehensive income related to the $150.0 million and $50.0 million notional amount swap agreements as of September 30, 2003 totaled $0.6 million and $5.9 million, respectively. The unamortized pre-tax amounts in other comprehensive income related to the $150.0 million and $50.0 million notional amount swap agreements as of December 31, 2002 totaled $6.2 million and $7.3 million, respectively.

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

8.              Stock-Based Compensation

At September 30, 2003, the Company had three stock-based employee compensation plans: the 1999 Stock Incentive Plan, the 2000 Employee Stock Option Plan and the Employee Stock Purchase Plan.  The Company accounts for these plans under the recognition and measurement principles of APB Opinion No. 25, “Accounting for Stock Issued to Employees” and related FASB interpretations.  Accordingly, compensation cost for stock options under existing plans is measured as the excess, if any, of the quoted market price of the Company’s Common Stock at the date of the grant over the amount an employee must pay to acquire the stock.  No stock-based employee compensation cost is reflected in net income related to stock options granted because options under those plans had an exercise price equal to the market value of the underlying Common Stock on the date of grant.  Employee stock-based compensation included in reported net income includes restricted stock awards being amortized over the award’s vesting period.

The following table illustrates the pro forma effect on net income and earnings per share if the Company had applied the fair value recognition provisions of Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” as amended by Statement of Financial Accounting Standards No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure,” for the quarters and nine months ended September 30, 2003 and 2002.

	Quarter Ended September 30,		Nine Months Ended September 30,
(In millions, except per share amounts)	2003	2002	2003	2002

Net income—as reported	$246.2	$211.3	$663.7	$523.1
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	—	—	0.5	1.7
Less: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(18.0)	(14.4)	(53.4)	(42.0)
Net income—pro forma	$228.2	$196.9	$610.8	$482.8

Earnings per share—as reported	$1.68	$1.45	$4.55	$3.65
Earnings per share—pro forma	$1.56	$1.35	$4.18	$3.37
Earnings per share assuming full dilution—as reported	$1.63	$1.38	$4.42	$3.48
Earnings per share assuming full dilution—pro forma	$1.51	$1.29	$4.07	$3.21

The above pro forma disclosures may not be representative of the effects on reported pro forma net income for future years.

9.              Earnings Per Share

The following is an illustration of the dilutive effect of the Company’s potential Common Stock on earnings per share (“EPS”).  Outstanding stock options for which the exercise price was greater than the average market per share price of Common Stock were as follows: 633,522 and 550,194 for the quarters ended September 30, 2003 and 2002, respectively, and 1,097,071 and 861,228 for the nine months ended September 30, 2003 and 2002, respectively.  Since the effect of these options was antidilutive, they have been excluded from the computation of the diluted earnings per share below.

	Quarter Ended September 30,		Nine Months Ended September 30,
(In thousands, except per share data)	2003	2002	2003	2002
Basic Earnings Per Share Calculation:
Numerator
Income before extraordinary items	$246,219	$206,348	$663,741	$514,153
Extraordinary gain from negative goodwill on acquisition	—	4,908	—	8,950
Net Income	$246,219	$211,256	$663,741	$523,103

Denominator
Weighted average shares outstanding	146,626	145,523	145,987	143,178

Earnings Per Share
Income before extraordinary items	$1.68	$1.42	$4.55	$3.59
Extraordinary gain from negative goodwill on acquisition	—	0.03	—	0.06
Net Income	$1.68	$1.45	$4.55	$3.65

Earnings Per Share Assuming Full Dilution Calculation:
Numerator
Income before extraordinary items	$246,219	$206,348	$663,741	$514,153
Interest expense on zero coupon convertible subordinated debentures, net of tax	—	472	—	1,438
Adjusted income before extraordinary items	246,219	206,820	663,741	515,591
Extraordinary gain from negative goodwill on acquisition	—	4,908	—	8,950
Adjusted Net Income	$246,219	$211,728	$663,741	$524,541

Denominator
Weighted average shares outstanding	146,626	145,523	145,987	143,178
Net effect of dilutive stock options	4,219	4,473	4,097	4,348
Assumed conversion of zero coupon convertible subordinated debentures		2,768		2,895
Fully diluted weighted average shares outstanding	150,845	152,764	150,084	150,421

Earnings Per Share Assuming Full Dilution
Income before extraordinary items	$1.63	$1.35	$4.42	$3.42
Extraordinary gain from negative goodwill on acquisition	—	0.03	—	0.06
Net Income	$1.63	$1.38	$4.42	$3.48

10.       Comprehensive Income

The following summarizes comprehensive income (loss) reclassification adjustments for the nine months ended September 30, 2003 and 2002:

	Nine Months Ended September 30,
(In thousands)	2003	2002

Investment Securities:
Net holding gain (loss) on investment securities arising during the period, net of tax (expense) benefit of $(45,840) and $38,977	$66,153	$(50,088)
Reclassification adjustment for realized gain on investment securities, net of tax expense of $3,430 and $25,406	5,146	38,109
	71,299	(11,979)

Cash Flow Hedges:
Holding loss related to swap transactions, net of tax benefit of $692	—	(1,000)

Net gain (loss) recognized in other comprehensive income, net of tax (expense) benefit of $(49,270) and $14,263	$71,299	$(12,979)

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

The Company’s focus on regional concentration allows management to understand and meet customer needs while effectively managing the cost structure.  The Company’s chief operating decision maker (Chief Executive Officer) reviews the results of operations on a regular basis and holds each Division President accountable for his or her segment’s operating results.  These operating segments comprising the Health Care segment provide a broad spectrum of network-based health plans, including PPOs, HMOs, POS plans, other hybrid plans and traditional indemnity products, to large and small employers and individuals as well as other health care-related products, such as vision, preventive care, COBRA and flexible benefits account administration.  The Specialty business is maintained as a separate segment providing an array of specialty products, including pharmacy benefits management, dental, life insurance, disability insurance, behavioral health and workers’ compensation managed care services.  Amounts under the heading “Corporate and Other” include net investment income, general and administrative expense and interest expense not allocable to the reportable segments.  Also included in Corporate and Other are the operating results from the Company’s captive general insurance agency, which has not met the quantitative thresholds for an operating segment under SFAS No. 131.  The operating results for the Company’s captive general insurance agency were previously reported in the Health Care segment for the quarter and nine months ended September 30, 2002, but have been reclassified to Corporate and Other to conform to the 2003 presentation.

The accounting policies of the segments are consistent with generally accepted accounting principles in the United States.  The following tables present segment information for the Health Care and Specialty segments for the quarters and nine months ended September 30, 2003 and 2002, respectively.  The amounts for the quarter and nine months ended September 30, 2002 reflect a new method of cost allocation as reviewed by the chief operating decision maker effective January 1, 2003.  As a result of this change, the net income for the Health Care segment decreased by $13.9 million while the Specialty segment increased by $13.9 million for the quarter ended September 30, 2002.  For the nine months ended September 30, 2002, net income for the Health Care segment decreased by $42.9 million while the Specialty segment increased by $42.9 million.

In addition, the operating results by segment for the quarter and nine months ended September 30, 2002 have been reclassified to conform to a 2003 change in a segment manager’s responsibility.  For the quarter and nine months ended September 30, 2002, net income decreased by $0.6 million for the Health Care segment while the Corporate and Other segments increased by $0.6 million.  For the nine months ended September 30, 2002, net income decreased by $1.4 million for the Health Care segment while the Corporate and Other segments increased by $1.4 million.

Intersegment revenues include internal pharmaceutical sales by the Company’s mail order pharmacy to the Health Care segment’s members, utilization review fees (primarily related to behavioral health services) and claims and rebate processing fees recognized by the Specialty segment for pharmacy benefit management services provided to the Health Care segment.  For the quarter and nine months ended September 30, 2003, pharmaceutical sales totaled $105.6 million and $304.4 million, respectively, and utilization review fees and claims and rebate processing fees totaled $20.6 million and $63.4 million, respectively.  For the quarter and nine months ended September 30, 2002, pharmaceutical sales totaled $73.6 million and $194.8 million, respectively.  Utilization review fees and claims and rebate processing fees for the quarter and nine months ended September 30, 2002 were not separately identified; estimating such fees would be impractical.  All intersegment transactions are eliminated in consolidation under the caption “Corporate and Other.”

As of September 30, 2003, the Cobalt acquisition added $1,076.7 million in assets, of which $507.4 million is apportioned to the Health Care segment, $252.1 million to the Specialty segment and $317.2 million to the Corporate and Other segment.

Quarter Ended September 30, 2003

(In thousands)	Health Care	Specialty	Corporate and Other	Consolidated

Premium revenue	$4,622,614	$141,245	$—	$4,763,859
Management services and other revenue	187,363	31,376	956	219,695
Total revenue from external customers	4,809,977	172,621	956	4,983,554

Intersegment revenues	—	126,255	(126,255)	—

Segment net income (loss)	$224,031	$27,129	$(4,941)	$246,219

Quarter Ended September 30, 2002

(In thousands)	Health Care	Specialty	Corporate and Other	Consolidated

Premium revenue	$4,059,121	$124,828	$—	$4,183,949
Management services and other revenue	179,582	33,825	—	213,407
Total revenue from external customers	4,238,703	158,653	—	4,397,356

Intersegment revenues	—	73,572	(73,572)	—

Segment net income	$156,769	$20,660	$33,827	$211,256

Nine Months Ended September 30, 2003

(In thousands)	Health Care	Specialty	Corporate and Other	Consolidated

Premium revenue	$13,559,205	$407,813	$—	$13,967,018
Management services and other revenue	562,448	102,596	2,288	667,332
Total revenue from external customers	14,121,653	510,409	2,288	14,634,350

Intersegment revenues	—	367,780	(367,780)	—

Segment net income (loss)	$595,145	$92,149	$(23,553)	$663,741

Nine Months Ended September 30, 2002

(In thousands)	Health Care	Specialty	Corporate and Other	Consolidated

Premium revenue	$11,532,859	$374,843	$—	$11,907,702
Management services and other revenue	503,538	102,137	—	605,675
Total revenue from external customers	12,036,397	476,980	—	12,513,377

Intersegment revenues	—	194,813	(194,813)	—

Segment net income	$439,264	$59,167	$24,672	$523,103

12.       Related Party Transactions

In December 2000, the Company formed The WellPoint Foundation (the “Foundation”), a non-profit organization exempt from federal taxation under Section 501(c)(3) of the Internal Revenue Code.  The purpose of the Foundation is to improve the health and well-being of individuals in the communities served by the Company and its subsidiaries.  The Foundation’s Board of Directors is comprised solely of persons who are also officers of the Company.  For the quarter and nine months ended September 30, 2003, the Company committed and contributed $10.0 million and $30.0 million, respectively, to the Foundation.  For the quarter and nine months ended September 30, 2002, the Company contributed or committed to contribute $15.0 million and $45.0 million, respectively, to the Foundation.  As of September 30, 2003 and December 31, 2002, the Company did not have any outstanding commitments payable to the Foundation.  The Company currently has no legal obligations for any future commitments to the Foundation.

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

In June 2000, the California Medical Association filed a lawsuit in U.S.  district court in San Francisco against Blue Cross of California (“BCC”).  The lawsuit alleges that BCC violated the Racketeer Influenced and Corrupt Organizations Act (“RICO”) through various misrepresentations to and inappropriate actions against health care providers.  In late 1999, a number of class-action lawsuits were brought against several of the Company’s competitors alleging, among other things, various misrepresentations regarding their health plans and breaches of fiduciary obligations to health plan members.  In August 2000, the Company was added as a party to Shane v. Humana, et al., a class-action lawsuit brought on behalf of health care providers nationwide.  In addition to the RICO claims brought in the California Medical Association lawsuit, this lawsuit also alleges violations of the Employee Retirement Income Security Act of 1974, as amended (“ERISA”), federal and state “prompt pay” regulations and certain common law claims.  In October 2000, the federal Judicial Panel on Multidistrict Litigation issued an order consolidating the California Medical Association lawsuit, the Shane lawsuit and various other pending managed care class-action lawsuits against other companies before District Court Judge Federico Moreno in the Southern District of Florida for purposes of the pretrial proceedings.  In March 2001, Judge Moreno dismissed the plaintiffs’ claims based on violation of RICO, although the dismissal was made without prejudice to the plaintiffs’ ability to subsequently refile their claims.  Judge Moreno also dismissed, with prejudice, the plaintiffs’ federal prompt pay law claims.  On March 26, 2001, the California Medical Association filed an amended complaint in its lawsuit, alleging, among other things, revised RICO claims and violations of California law.  On May 9, 2001, Judge Moreno issued an order requiring that all discovery in the litigation be completed by December 2001, with the exception of discovery related to expert witnesses, which was to be completed by March 15, 2002.  In June 2001, the federal Court of Appeals for the 11th Circuit issued a stay of Judge Moreno’s discovery order, pending a hearing before the Court of Appeals on the Company’s appeal of its motion to compel arbitration (which had earlier been granted in part and denied in part by Judge Moreno).  The hearing was held in January 2002 and, in March 2002, the Court of Appeals panel issued an opinion affirming Judge Moreno’s earlier action with respect to the motion to compel arbitration.  The Company filed a motion requesting a rehearing of the matter before the entire 11th Circuit Court of Appeals, which motion was denied by the 11th Circuit Court of Appeals in June 2002.  On July 29, 2002, Judge Moreno issued an order providing that discovery in the case would be allowed to re-commence on September 30, 2002.  On September 26, 2002, Judge Moreno issued an additional order certifying a nationwide class of physicians in the Shane matter, setting a trial date in May 2003 and ordering the parties to participate in non-binding mediation.  In October 2002, the Company filed a motion with the 11th Circuit Court of Appeals seeking to appeal Judge Moreno’s class-certification order.  The 11th Circuit held a hearing on September 11, 2003 on the Company’s motion.  A mediator has been appointed by Judge Moreno and the parties are currently conducting court-ordered mediation.

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

In early 2003, a lawsuit entitled Knecht v. Cigna, et al. was filed in U.S. District Court in Oregon.  This litigation has subsequently been transferred to Judge Moreno of the U.S. District Court for the Southern District of Florida.  This litigation is a putative class action lawsuit on behalf of chiropractors in the western United States.  The Company is a named defendant in the lawsuit.  The lawsuit alleges that each of the defendants engaged in similar activities and conduct as that alleged in the Shane litigation.

In October 2003, a lawsuit entitled Solomon, et al. v. Cigna, et al. was filed in the U.S. District Court in the Southern District in Florida.  The Company is a named defendant in this lawsuit, although the Company has not yet been served.  This lawsuit is also a putative class action brought on behalf of chiropractors, podiatrists and certain other types of health care practitioners nationwide.  This lawsuit also alleges that the defendants engaged in similar activities and conduct as that alleged in the Shane litigation.

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

A stockholder class action lawsuit was filed in the Superior Court of Ventura County, California on October 28, 2003 against the Company and its board of directors.  The lawsuit, which is entitled Abrams v. WellPoint Health Networks Inc., et al., alleges that the Company’s directors breached their fiduciary duties to stockholders by approving an Agreement and Plan of Merger with Anthem, Inc. while in possession of non-public information regarding the Company’s financial results for the third quarter of 2003.  The lawsuit seeks to enjoin the Company from consummating the merger with Anthem, Inc., unless the Company adopts and implements a process for obtaining the highest possible price for stockholders, and to rescind any terms of the Agreement and Plan of Merger that have already been implemented.

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

In connection with the formation of a joint venture providing Medicaid services in Puerto Rico in 2000, the Company agreed under certain circumstances to provide additional funds to the joint-venture entity.  The Company agreed that it would make a capital contribution to the joint venture of up to 80% of any amount necessary to increase the entity’s capital to meet minimum regulatory capital requirements if (i) applicable law or regulation requires an increase in the entity’s capital and the entity does not then have capital sufficient to meet the increased requirement or (ii) the entity’s medical care ratio is 100% or greater during any 180-day period and the entity does not then meet statutory capital requirements under the Puerto Rico Insurance Code.  The amount of this guarantee will not exceed 80% of the amount necessary to provide the entity with a 12 to 1 premium-to-capital ratio.  As of September 30, 2003, the Company’s estimated maximum potential liability pursuant to this guarantee was $26.7 million.  Since the formation of the joint venture in 2000, the Company has not been required to make any payments under this guarantee and the Company does not currently expect that any such payments will be made.

14.       Pending Merger with Anthem

On October 26, 2003, WellPoint entered into a definitive agreement to merge with Anthem, Inc. (“Anthem”).  The consideration to be received by the shareholders of WellPoint will be comprised of $23.80 in cash and one share of Anthem common stock per share of WellPoint Common Stock.  Based on the closing price of Anthem’s common stock on October 24, 2003, the transaction was valued at approximately $16.4 billion.  Upon completion of this transaction, WellPoint will merge into a wholly owned subsidiary of Anthem and Anthem will change its name to WellPoint, Inc. Anthem, a publicly traded company, is an independent licensee of the Blue Cross and Blue Shield Association and holds the exclusive right to use the Blue Cross and Blue Shield names and marks in the states of Indiana, Kentucky, Ohio, Connecticut, New Hampshire, Colorado, Nevada, Maine, and Virginia, excluding the immediate suburbs of Washington D.C.  As of September 30, 2003, Anthem provided health care benefits to more than 11.8 million members and specialty benefits to 12.1 million members.  Headquartered in Indianapolis, Indiana, Anthem, along with its subsidiaries, offers a diverse portfolio of complementary health and group life insurance, managed care products, pharmacy benefit management and government health program administration.

The transaction is subject to customary closing conditions, including, among other things, approval of WellPoint’s shareholders and various regulatory agencies.  The Company currently expects the transaction to close by mid-2004.

15.       Subsequent Events

In October 2003, the Company amended its 401(k) Retirement Savings Plan (the “401(k) Plan”) and Pension Accumulation Plan (the “Pension Plan”) effective January 1, 2004.

Generally, employees (excluding temporary employees working less than 1,000 hours and leased employees) over 18 years of age are eligible to participate in the 401(k) Plan if they meet certain length of service requirements.  Under this plan, employees may contribute a percentage of their pre-tax earnings to the 401(k) Plan.  After one year of service, employee contributions up to 6% of eligible compensation are matched by an employer contribution in cash equal to 75% of the employee’s contribution.  The matching percentage is higher for certain longer-service employees.  Matching contributions are immediately vested.  Effective January 1, 2004, after one year of service, the Company will match 100% of the first 6% of eligible compensation employees contribute to the 401(k) Plan.

The Pension Plan was established on January 1, 1987 and covers all eligible employees (including employees covered under a collective bargaining agreement participate if the terms of the collective bargaining agreement permit) meeting certain age and service requirements.  Beginning January 1, 2004, employees who are of age 50 and over, with combined age and service totaling 65 or higher as of December 31, 2003, will continue to earn future contributions based on compensation under the Pension Plan.  For other employees, the funds in their pension account earned through December 31, 2003 will continue to accrue interest.  However, there will be no additional contributions based on the employee’s earnings after December 31, 2003.  Once the employee becomes vested (after five years of service) the employee will be eligible to receive a benefit from the Pension Plan at retirement or termination based on his or her account balance as of December 31, 2003 plus accrued interest.  Employees hired after December 31, 2003 will not be eligible to participate in the Pension Plan.

Report of Independent Accountants

To the Stockholders and Board of Directors of
WellPoint Health Networks Inc.

We have reviewed the accompanying consolidated balance sheet of WellPoint Health Networks Inc.  and its subsidiaries (the “Company”) as of September 30, 2003, and the related consolidated income statements for each of the three-month and nine-month periods ended September 30, 2003 and 2002, and the related consolidated statement of changes in stockholders’ equity for the nine-month period ended September 30, 2003 and the consolidated statements of cash flows for the nine-month periods ended September 30, 2003 and 2002.  These interim financial statements are the responsibility of the Company’s management.

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
October 26, 2003

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

General

The Company is one of the nation’s largest publicly traded managed health care companies.  As of September 30, 2003, WellPoint had approximately 14.0 million medical members and approximately 44.7 million specialty members.  Through its subsidiaries, the Company offers a broad spectrum of network-based managed care plans to the large and small employer, individual, Medicaid and senior markets.  The Company’s managed care plans include PPOs, HMOs, POS plans, other hybrid plans and traditional indemnity products.  In addition, the Company offers managed care services, including underwriting, actuarial services, network access, medical management and claims processing.  The Company also provides a broad array of specialty and other products, including pharmacy benefits management, dental, vision, life insurance, preventive care, disability insurance, behavioral health, COBRA and flexible benefits account administration.  With the acquisition of Cobalt Corporation (“Cobalt”), the Company now also offers workers’ compensation products and is currently the largest Medicare Part A fiscal intermediary in the nation, processing claims for providers in all 50 states.  The Company markets its products in California primarily under the name Blue Cross of California, in Georgia primarily under the name Blue Cross Blue Shield of Georgia, in various parts of Missouri (including the greater St. Louis area) under the name Blue Cross & Blue Shield of Missouri, in Wisconsin primarily under the name Blue Cross & Blue Shield United of Wisconsin and in various parts of the country under the names UNICARE or HealthLink.

Acquisition of Cobalt

On September 24, 2003, the Company completed its acquisition of Cobalt (see Note 4 to the Consolidated Financial Statements).  At closing, the acquisition was valued at approximately $884.9 million, which was paid with $439.6 million in cash and approximately 7.3 million shares of WellPoint Common Stock, of which approximately 2.1 million shares were issued to affiliates of WellPoint.  As of September 30, 2003, Cobalt served approximately 675,000 medical members offering a diverse portfolio of complementary insurance, managed care products and administrative services to employer, individual, insurer and government customers.  Cobalt is an independent licensee of the Blue Cross and Blue Shield Association and holds the exclusive right to use the Blue Cross and Blue Shield names and marks in the state of Wisconsin.

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

Pending Merger with Anthem

On October 26, 2003, WellPoint entered into a definitive agreement to merge with Anthem, Inc. (“Anthem”).  The consideration to be received by the stockholders of WellPoint will be comprised of $23.80 in cash and one share of Anthem common stock per share of WellPoint Common Stock.  Based on the closing price of Anthem’s common stock on October 24, 2003, the transaction was valued at approximately $16.4 billion.  Upon completion of this transaction, WellPoint will merge into a wholly owned subsidiary of Anthem and Anthem will change its name to WellPoint, Inc.  Anthem, a publicly traded company, is an independent licensee of the Blue Cross and Blue Shield Association and holds the exclusive right to use the Blue Cross and Blue Shield names and marks in the states of Indiana, Kentucky, Ohio, Connecticut, New Hampshire, Colorado, Nevada, Maine, and Virginia, excluding the immediate suburbs of Washington D.C.  As of September 30, 2003, Anthem provided health care benefits to more than 11.8 million members and specialty benefits to 12.1 million members.  Headquartered in Indianapolis, Indiana, Anthem, along with its subsidiaries, offers a diverse portfolio of complementary health and group life insurance, managed care products, pharmacy benefit management and government health program administration.

The transaction is subject to customary closing conditions, including, among other things, approval of WellPoint’s shareholders and various regulatory agencies.  The Company currently expects the transaction to close by mid-2004.

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

In August 2003, the Company received a Grand Jury subpoena from the United States Attorney’s office in the District of Maryland requesting various documents relating to the CareFirst transaction.  The Company has responded to the request and intends to cooperate fully with the United States Attorney.  The Company has no reason to believe it is a target of the proceedings.

National Expansion and Other Recent Developments

In an effort to pursue the expansion of the Company’s business outside the state of California, the Company acquired two businesses in 1996 and 1997, the Life and Health Benefits Management Division of Massachusetts Mutual Life Insurance Company and the Group Benefits Operations (the “GBO”) of John Hancock Mutual Life Insurance Company.  The acquisitions of Rush Prudential Health Plans and a mail-order pharmacy, which now does business as PrecisionRx, in 2000, the acquisition of Cerulean Companies, Inc. in 2001, the acquisitions of RightCHOICE and MethodistCare in 2002 and Cobalt in 2003 were also components of this expansion strategy.

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

The Company’s consolidated results of operations for the nine months ended September 30, 2003 include its acquired operations of RightCHOICE for the entire nine months, while operating results for the nine months ended September 30, 2002 include the results of RightCHOICE from January 31, 2002, the date of acquisition.  Although the Company’s consolidated results of operations for the three months ended September 30, 2003 include its acquired operations of Golden West from June 30, 2003, the date of acquisition; its impact to the consolidated results of operations was immaterial and will not be separately discussed in the management’s discussion and analysis of financial condition and results of operations.  On September 24, 2003, the Company completed its acquisition of Cobalt Corporation.  The Cobalt merger was effective as of September 30, 2003 for accounting purposes.  Accordingly, the impact of the Cobalt transaction has been reflected on the Company’s Consolidated Balance Sheet and end-of-period membership data at September 30, 2003, but Cobalt’s operating results are not included in the Company’s Consolidated Income Statements for the quarter and nine months ended September 30, 2003 or operating cash flows in the Consolidated Statement of Cash Flows for the nine months ended September 30, 2003.

The following table sets forth selected operating ratios.  The medical care ratio for health care services and other benefits is shown as a percentage of premium revenue.  All other ratios are shown as a percentage of premium revenue and management services and other revenue combined.

	Quarter Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
Operating Revenues:
Premium revenue	95.6%	95.1%	95.4%	95.2%
Management services and other revenue	4.4%	4.9%	4.6%	4.8%
	100.0%	100.0%	100.0%	100.0%
Operating Expenses:
Health care services and other benefits (medical care ratio)	79.6%	81.7%	80.8%	81.3%
Selling expense	4.0%	4.0%	4.1%	4.0%
General and administrative expense	12.5%	12.3%	12.2%	13.0%

Membership

The following table sets forth membership data and the percent change in membership:

	September 30,		Percent Change
Medical Membership (a)(b)(c)(d)	2003 (e)	2002 (f)
California
Large Group	4,782,677	4,596,329	4.1%
Individual and Small Group	1,613,065	1,597,480	1.0%
Senior	250,760	241,420	3.9%
Total California	6,646,502	6,435,229	3.3%
Georgia
Large Group	1,620,886	1,603,943	1.1%
Individual and Small Group	480,572	409,580	17.3%
Senior	69,205	69,819	-0.9%
Total Georgia	2,170,663	2,083,342	4.2%

Central Region (g)
Missouri
Large Group	1,244,375	1,247,436	-0.2%
Individual and Small Group	242,888	228,245	6.4%
Senior	41,080	42,634	-3.6%
Total Missouri	1,528,343	1,518,315	0.7%
Illinois
Large Group	608,459	624,339	-2.5%
Individual and Small Group	119,298	122,337	-2.5%
Senior	12,936	12,584	2.8%
Total Illinois	740,693	759,260	-2.4%
Texas
Large Group	288,259	361,279	-20.2%
Individual and Small Group	199,994	192,124	4.1%
Senior	4,733	519	811.9%
Total Texas	492,986	553,922	-11.0%
Other States
Large Group	1,729,667	1,562,150	10.7%
Individual and Small Group	103,226	94,609	9.1%
Senior	29,536	23,123	27.7%
Total Other States	1,862,429	1,679,882	10.9%
Wisconsin
Large Group	429,806	20,841	N/A
Individual and Small Group	108,194	934	N/A
Senior	53,048	66	N/A
Total Wisconsin	591,048	21,841	N/A
Total Medical Membership	14,032,664	13,051,791	7.5%

	September 30,		Percent Change
ASO Membership (h)	2003 (e)	2002 (f)

California	1,614,235	1,465,397	10.2%
Georgia	831,464	868,493	-4.3%
Central Region	2,705,333	2,665,045	1.5%
Wisconsin	165,249	13,304	N/A
Total ASO Membership	5,316,281	5,012,239	6.1%

Risk Membership

California	5,032,267	4,969,832	1.3%
Georgia	1,339,199	1,214,849	10.2%
Central Region	1,919,118	1,846,334	3.9%
Wisconsin	425,799	8,537	N/A
Total Risk Membership	8,716,383	8,039,552	8.4%

Total Medical Membership	14,032,664	13,051,791	7.5%

	September 30,		Percent Change
State-Sponsored Programs (i)	2003	2002
Medi-Cal/Medicaid
California	839,674	811,455	3.5%
Virginia	46,336	36,039	28.6%
Puerto Rico	265,614	288,951	-8.1%
Other	101,567	68,889	47.4%
Total	1,253,191	1,205,334	4.0%

Healthy Families	271,095	244,467	10.9%
MRMIP / AIM / IHRP	12,094	17,910	-32.5%
California Kids	16,373	19,300	-15.2%
Total	1,552,753	1,487,011	4.4%

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

(e)          Medical membership as of September 30, 2003 includes 675,048 medical members from the Cobalt acquisition.

(f)            Membership numbers as of September 30, 2002 have been reclassified to reflect the zip code of the subscriber of HealthLink’s commercial insurer accounts.  These members were previously included in the commercial insurers’ state of domicile.  As of September 30, 2002, Missouri and Illinois members would have been higher by 107,940 and 22,999, respectively, while California, Georgia, Texas and Other States would have been lower by 1,341, 299, 8,635 and 120,664, respectively.

(g)         Central Region - Large Group membership includes network access services members, primarily from HealthLink, of 1,395,231 and 1,463,119 as of September 30, 2003 and September 30, 2002, respectively.

(h)         ASO Membership represents members for which the Company provides administrative services only and does not assume full insurance risk.

(i)             Medi-Cal (the California Medicaid program) membership is included in California - Large Group.  Medicaid membership for Virginia, Puerto Rico and Other are included in Other States - Large Group.  Healthy Families, MRMIP (Major Risk Medical Insurance Program) / AIM (Access for Infants and Mothers) / IHRP (Interim High Risk Program) and California Kids membership is included in California – Large Group.

Specialty Membership

	September 30,		Percent Change
	2003 (A)	2002
Pharmacy Benefits Management	30,634,905	33,591,088	-8.8%
Dental	3,249,312	2,704,041	20.2%
Life	3,039,852	2,488,062	22.2%
Disability	609,587	515,865	18.2%
Behavioral Health	7,206,763	7,310,429	-1.4%

(A) Specialty membership as of September 30, 2003 includes 724,782 specialty members from the Cobalt acquisition.

Comparison of Results of Operations for the Quarter Ended September 30, 2003 to the Quarter Ended September 30, 2002

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

The following table depicts premium revenue by reportable segment:

	Quarter Ended September 30,
(In thousands)	2003	2002
Health Care	$4,622,614	$4,059,121
Specialty	141,245	124,828
Consolidated	$4,763,859	$4,183,949

Premium revenue increased 13.9%, or $580.0 million, to $4,763.9 million for the quarter ended September 30, 2003 from $4,183.9 million for the quarter ended September 30, 2002.  This growth occurred across all regions of the Health Care segment, but was more pronounced in the California and Georgia regions. In addition to an increase in insured member months of 3.8%, the increase in premium revenue was also due to the implementation of premium increases across all regions of the Health Care segment. The increase in the Specialty segment premium revenue of $16.4 million for the quarter ended September 30, 2003 is primarily attributable to an increase in dental revenues of $13.1 million, of which $6.7 million was related to the Golden West acquisition.

The following table depicts management services and other revenue by reportable segment:

	Quarter Ended September 30,
(In thousands)	2003	2002
Health Care	$187,363	$179,582
Specialty	31,376	33,825
Corporate and Other	956	—
Consolidated	$219,695	$213,407

Management services and other revenue increased 3.0%, or $6.3 million, to $219.7 million for the quarter ended September 30, 2003 from $213.4 million for the quarter ended September 30, 2002. The increase was primarily due to an increase in management services revenue from the California and Georgia regions of the Health Care segment of $13.3 million and $7.7 million, respectively. The increase in the California region resulted from an increase in administrative services member months of 13.5% and an increase of 11.0% in the administrative services per member per month rate. The increase in the Georgia region resulted from an increase of 11.5% in the administrative services per member per month rate. These increases were offset by a decrease in the Central Region of $13.1 million. The decrease in the Central Region resulted primarily from a decrease in management services revenue from the UNICARE Large Group division of $15.7 million due to lower administrative services membership and a decrease in the administrative services per member per month rate.  In addition, management services revenue in the Specialty segment decreased by $2.4 million, which was primarily attributable to a decrease in pharmacy benefit management services revenues from non-affiliated clients.

Investment income was $65.5 million for the quarter ended September 30, 2003, compared to $117.8 million for the quarter ended September 30, 2002, a decrease of $52.3 million or 44.4%.  The decrease was primarily due to a decrease in pre-tax investment gain to $1.6 million for the quarter ended September 30, 2003 from $50.6 million for the same quarter of 2002.  The net realized gain recorded in the quarter ended September 30, 2002 was a result of the Company’s investment in Trigon Healthcare, Inc., which resulted in $64.9 million in realized gain.

The following table depicts health care services and other benefits expense by reportable segment:

	Quarter Ended September 30,
(In thousands)	2003	2002
Health Care	$3,701,709	$3,333,648
Specialty	90,396	86,680
Consolidated	$3,792,105	$3,420,328

Health care services and other benefits expense increased 10.9%, or $371.8 million, to $3,792.1 million for the quarter ended September 30, 2003 from $3,420.3 million for the quarter ended September 30, 2002. The Company’s medical care ratio was 79.6% for the quarter ended September 30, 2003 compared to 81.7% for the quarter ended September 30, 2002. The medical care ratio attributable to the Health Care segment was 80.1% for the quarter ended September 30, 2003, compared to 82.1% for the quarter ended September 30, 2002.  The medical care ratio attributable to the Specialty segment was 64.0% for the quarter ended September 30, 2003 compared to 69.4% for the quarter ended September 30, 2002. Health care services and other benefits expense and medical care ratio information is provided for each segment so investors can compare the performance of each segment to the other segment and to the Company as a whole.

The Company’s medical care ratio attributable to the Health Care segment decreased from 82.1% for the quarter ended September 30, 2002 to 80.1% for the quarter ended September 30, 2003, primarily due to price increases in all regions and lapses in accounts with higher-than-average medical care ratios.  The medical care ratio for the Specialty segment decreased to 64.0% for the quarter ended September 30, 2003 from 69.4% for the same quarter in 2002. The improvement in the medical care ratio was attributable to favorable claims trends for dental, life and disability products. The health care services and other benefits expense included an estimate of claims incurred during the period that have not been reported to the Company.  This estimate is actuarially determined based on a variety of factors and is inherently subject to a number of highly variable circumstances.  Consequently, the actual results could differ materially from the amount recorded in the Consolidated Financial Statements. See “Critical Accounting Policies” for a discussion of this item and its potential effect on the Company’s reported results of operations.

Selling expense consists of commissions paid to outside brokers and agents representing the Company.  The selling expense ratio was 4.0% for each of the quarters ended September 30, 2003 and September 30, 2002.

The general and administrative expense ratio increased to 12.5% for the quarter ended September 30, 2003 from 12.3% for the quarter ended September 30, 2002. The increase in the general and administrative expense ratio resulted primarily from costs associated with the acquisition of Cobalt, costs associated with a major site consolidation in the Company’s UNICARE operations and higher incentive compensation accruals due to better-than-expected financial results.

Interest expense decreased $7.6 million to $12.6 million for the quarter ended September 30, 2003, compared to $20.2 million for the quarter ended September 30, 2002.  The decrease in interest expense was primarily due to the reduction in the weighted average interest rate (which includes fees associated with the Company’s borrowings and interest rate swap agreements) for the quarter ended September 30, 2003 of 4.1%, compared to 6.1% for the quarter ended September 30, 2002.

Other expense, net decreased $6.0 million to $9.1 million for the quarter ended September 30, 2003, compared to $15.1 million for the quarter ended September 30, 2002.  Prior to 2003, results of the Company’s insurance general agency subsidiary were reported on a “net basis” in other expense, net.  For the quarter ended September 30, 2003, the results have been recorded on a “gross basis,” with external revenue reported in management services and other revenue, commissions reported in selling expense and other costs reported in general and administrative expense.  The impact of this change is a reduction of $4.7 million in other expense, net for the quarter ended September 30, 2003. In addition, the decrease also resulted from lower losses on disposal of fixed assets of approximately $4.0 million.

The Company’s net income for the quarter ended September 30, 2003 was $246.2 million, compared to $211.3 million for the quarter ended September 30, 2002.  Net income for the quarter ended September 30, 2002 included an extraordinary gain of $4.9 million, or $0.03 per basic and diluted share.  The extraordinary gain was related to the acquisition of MethodistCare, resulting from an excess of the fair value of net assets over acquisition costs. Net income for the quarter ended September 30, 2002 also included $30.4 million of after-tax realized gains (primarily attributable to the gain from the Company’s investment in Trigon Healthcare, Inc.). Earnings per share totaled $1.68 and $1.45 for the quarters ended September 30, 2003 and 2002, respectively.  Earnings per share assuming full dilution totaled $1.63 and $1.38 for the quarters ended September 30, 2003 and 2002, respectively.

Earnings per share for the quarter ended September 30, 2003 is based upon weighted average shares outstanding of 146.6 million shares, excluding potential common stock, and 150.8 million shares, assuming full dilution.  Earnings per share for the quarter ended September 30, 2002 is based upon 145.5 million shares, excluding potential common stock, and 152.8 million shares, assuming full dilution.  The decrease in weighted average shares outstanding assuming full dilution primarily resulted from the redemption of the Company’s Zero Coupon Convertible Subordinated Debentures.

The operating results for the nine months ended September 30, 2003 compared to the nine months ended September 30, 2002 were impacted by the RightCHOICE acquisition, which was consummated on January 31, 2002.  Specifically, the Company’s operating results for the nine months ended September 30, 2003 include nine months of operating results attributable to the acquired RightCHOICE business, whereas the Company’s operating results for the nine months ended September 30, 2002 include only eight months (February 1, 2002 through September 30, 2002) of operating results attributable to the acquired RightCHOICE business.  As previously mentioned, Cobalt’s operating results are not included in the operating results of the Company for any of the periods presented in this quarterly report on Form 10-Q. In order to provide a more meaningful comparison of the Company’s results of operations for the first nine months of 2003 versus the first nine months of 2002, the following discussion presents financial measures that exclude operating results attributable to the acquired RightCHOICE business for the month of January 2003, which we refer to as “Same-Store.” The Company also uses Same-Store measures for purposes of reporting comparative financial results to its Board of Directors.

The following table depicts premium revenue by reportable segment:

(In thousands)	Nine Months Ended September 30, 2003	Less: Acquired RightCHOICE Business for One Month Ended January 31, 2003	Nine Months Ended September 30, 2003 (Same-Store)	Nine Months Ended September 30, 2002
Health Care	$13,559,205	$109,386	$13,449,819	$11,532,859
Specialty	407,813	673	407,140	374,843
Consolidated	$13,967,018	$110,059	$13,856,959	$11,907,702

Premium revenue increased 17.3%, or $2,059.3 million, to $13,967.0 million for the nine months ended September 30, 2003 from $11,907.7 million for the nine months ended September 30, 2002.  Excluding premium revenue attributable to the acquired RightCHOICE business of $110.1 million for the month of January 2003, premium revenue increased $1,949.2 million or 16.4%.  Excluding insured membership attributable to the Cobalt acquisition and the acquired RightCHOICE business for the month of January 2003, insured member months increased approximately 6.2% for the nine months ended September 30, 2003 compared to the nine months ended September 30, 2002. This growth in premium revenue occurred across all regions of the Health Care segment, but was more pronounced in the California and Georgia regions due mainly to an increase in insured member months and the implementation of premium increases.

The following table depicts management services and other revenue by reportable segment:

(In thousands)	Nine Months Ended September 30, 2003	Less: Acquired RightCHOICE Business for One Month Ended January 31, 2003	Nine Months Ended September 30, 2003 (Same-Store)	Nine Months Ended September 30, 2002
Health Care	$562,448	$13,288	$549,160	$503,538
Specialty	102,596	173	102,423	102,137
Corporate and Other	2,288	—	2,288	—
Consolidated	$667,332	$13,461	$653,871	$605,675

Management services and other revenue increased 10.2%, or $61.6 million, to $667.3 million for the nine months ended September 30, 2003 from $605.7 million for the nine months ended September 30, 2002. Excluding management services and other revenue attributable to the acquired RightCHOICE business of $13.5 million for the month of January 2003, management services and other revenue increased $48.1 million or 7.9%.  Excluding the RightCHOICE acquisition, the increase in the Health Care segment was primarily due to an increase in management services revenue from the California and Georgia regions of $41.9 million and $25.4 million, respectively. The increase in the California region resulted from an increase in administrative services member months of 13.3% and an increase of 13.4% in the administrative services per member per month rate. The increase in the Georgia region resulted primarily from a 12.7% increase in the administrative services per member per month rate. These increases were partially offset by a decrease in the Central Region of $21.7 million on a Same-Store basis. The decrease in the Central Region resulted primarily from a decrease in management services revenue from the UNICARE Large Group division of $33.8 million due to lower administrative services membership and a decrease in the administrative services per member per month rate.

Investment income was $195.8 million for the nine months ended September 30, 2003, compared to $243.8 million for the nine months ended September 30, 2002, a decrease of $48.0 million or 19.7%. The decrease was primarily due to net realized gains for the nine months ended September 30, 2003 of $8.6 million as compared to net realized gains for the nine months ended September 30, 2002 of $49.5 million. Net realized gains for the nine months ended September 30, 2002 included a pre-tax investment gain of $64.9 million from the Company’s investment in Trigon Healthcare, Inc.  Excluding net realized gains and losses, investment income for the nine months ended September 30, 2003 and 2002 was $187.2 million and $194.3 million, respectively. The $7.1 million decline was due to lower investment yields on higher average fixed maturity investment balances. The Company believes the disclosure of investment income excluding realized gains or losses is useful to investors because this measurement allows management and investors to analyze the performance of the fixed-income portion of the Company’s investment portfolio.

The following table depicts health care services and other benefits expense by reportable segment:

(In thousands)	Nine Months Ended September 30, 2003	Less: Acquired RightCHOICE Business for One Month Ended January 31, 2003	Nine Months Ended September 30, 2003 (Same-Store)	Nine Months Ended September 30, 2002
Health Care	$11,024,310	$85,730	$10,938,580	$9,420,053
Specialty	254,962	334	254,628	264,882
Consolidated	$11,279,272	$86,064	$11,193,208	$9,684,935

Health care services and other benefits expense increased 16.5%, or $1,594.4 million, to $11,279.3 million for the nine months ended September 30, 2003 from $9,684.9 million for the nine months ended September 30, 2002. Excluding health care services and other benefits expense attributable to the acquired RightCHOICE business of $86.1 million for the month of January 2003, health care services and other benefits expense increased $1,508.3 million or 15.6%, slightly less than the increase in premium revenue of 16.4%.

The Company’s medical care ratio was 80.8% for the nine months ended September 30, 2003 compared to 81.3% for the nine months ended September 30, 2002. The medical care ratio attributable to the Health Care segment was 81.3% for the nine months ended September 30, 2003, compared to 81.7% for the nine months ended September 30, 2002. The medical care ratio attributable to the Specialty segment was 62.5% for the nine months ended September 30, 2003 compared to 70.7% for the nine months ended September 30, 2002. Health care services and other benefits expense and medical care ratio information is provided for each segment so investors can compare the performance of each segment to the other segment and to the Company as a whole. Excluding premium revenue of $109.4 million and health care services and other benefits expense of $85.7 million attributable to the acquired RightCHOICE business with respect to the Health Care segment for the month of January 2003, the Company’s medical care ratio attributable to the Health Care segment for the nine months ended September 30, 2003 remained at 81.3% as compared to 81.7% for the nine months ended September 30, 2002. This decrease in the medical care ratio is attributable to the implementation of premium increases during the nine months ended September 30, 2003. The health care services and other benefits expense includes an estimate of claims incurred during the period that have not been reported to the Company.  This estimate is actuarially determined based on a variety of factors and is inherently subject to a number of highly variable circumstances.  Consequently, the actual results could differ materially from the amount recorded in the consolidated financial statements. See “Critical Accounting Policies” for a discussion of this item and its potential effect on the Company’s reported results of operations.

The selling expense ratio increased slightly from 4.0% for the nine months ended September 30, 2002 to 4.1% for the nine months ended September 30, 2003. Excluding selling expense of $4.7 million and combined premium revenue and management services and other revenue of $123.5 million attributable to the acquired RightCHOICE business for the month of January 2003, the Company’s selling expense ratio was 4.1% for the nine months ended September 30, 2003 as compared to 4.0% for the nine months ended September 30, 2002.

The general and administrative expense ratio decreased to 12.2% for the nine months ended September 30, 2003 from 13.0% for the nine months ended September 30, 2002. Excluding general and administrative expense of $19.5 million and combined premium revenue and management services and other revenue of $123.5 million attributable to the acquired RightCHOICE business for the month of January 2003, the Company’s general and administrative expense ratio was 12.2% for the nine months ended September 30, 2003 compared to 13.0% for the nine months ended September 30, 2002. The decrease in the general and administrative expense ratio resulted from administrative efficiencies from technology investments and systems convergence efforts and fixed administrative costs spread over a larger membership base.

Interest expense decreased $17.7 million to $38.1 million for the nine months ended September 30, 2003, compared to $55.8 million for the nine months ended September 30, 2002.  The decrease in interest expense was primarily due to the reduction in the weighted average interest rate (which includes fees associated with the Company’s borrowings and interest rate swap agreements) for the nine months ended September 30, 2003 of 4.1%, compared to 6.1% for the nine months ended September 30, 2002.

Other expense, net decreased $19.3 million to $20.7 million for the nine months ended September 30, 2003, compared to $40.0 million for the nine months ended September 30, 2002.  Prior to 2003, results of the Company’s insurance general agency subsidiary were reported on a “net basis” in other expense, net.  For the nine months ended September 30, 2003, the results have been recorded on a “gross basis,” with external revenue reported in management services and other revenue, commissions reported in selling expense and other costs reported in general and administrative expense.  The impact of this change is a reduction of $12.8 million in other expense, net for the nine months ended September 30, 2003.  In addition, the decrease also resulted from lower losses on disposal of fixed assets of approximately $8.2 million.

The Company’s net income for the nine months ended September 30, 2003 was $663.7 million, compared to $523.1 million for the nine months ended September 30, 2002.  Net income for the nine months ended September 30, 2002 included a $38.9 million after-tax realized gain ($64.9 million less $26.0 million tax) from the Company’s investment in Trigon Healthcare, Inc.  Net income for the nine months ended September 30, 2002 also included an extraordinary gain of $8.9 million, or $0.06 per basic and diluted share. The extraordinary gain was related to the acquisition of MethodistCare, resulting from an excess of the fair value of net assets over acquisition costs. Earnings per share totaled $4.55 and $3.65 for the nine months ended September 30, 2003 and 2002, respectively.  Earnings per share assuming full dilution totaled $4.42 and $3.48 for the nine months ended September 30, 2003 and 2002, respectively.

Earnings per share for the nine months ended September 30, 2003 is based upon weighted average shares outstanding of 146.0 million shares, excluding potential common stock, and

150.1 million shares, assuming full dilution.  Earnings per share for the nine months ended September 30, 2002 is based upon 143.2 million shares, excluding potential common stock, and 150.4 million shares, assuming full dilution.  The slight decrease in weighted average shares outstanding assuming full dilution primarily resulted from the redemption of the Company’s Zero Coupon Convertible Subordinated Debentures partially offset by an increase related to the issuance of shares related to the RightCHOICE acquisition and the Company’s employees stock option and purchase plans.

Financial Condition

The Company’s consolidated assets increased by $2,402.7 million, or 20.9%, to $13,873.3 million as of September 30, 2003 from $11,470.6 million as of December 31, 2002. The increase in total assets was primarily due to growth in cash and investments of $1,122.0 million as a result of operating cash flows attributable to net income and an increase in advances on security lending deposits. The increase in cash and investments was partially offset by timing of the receipt of receivables. Cash and investments totaled $7.9 billion as of September 30, 2003, or 56.9% of total assets.

Overall claims liabilities, which is comprised of medical claims payable and reserves for future policy benefits, increased $393.1 million, or 14.5%, to $3,098.7 million as of September 30, 2003 from $2,705.6 million as of December 31, 2002. This increase was due to the inclusion of Cobalt’s medical claims payable and reserves for future policy benefits of $295.0 million as of September 30, 2003, an increase in Same-Store medical members of 134,000 and an increase in per member per month medical claim expense during the nine months ended September 30, 2003. See “Critical Accounting Policies” for a discussion of medical claims payable and reserves for future policy benefits. As of September 30, 2003, the Company’s long-term indebtedness was $1,287.4 million, of which $464.0 million was related to the Company’s 6 3/8% Notes due 2006 (which includes a fair value adjustment of $14.6 million), $349.0 million was related to the Company’s 6 3/8% Notes due 2012 and $474.4 million was related to the commercial paper program. The 6 3/8% Notes due 2012, with an aggregate principal amount at maturity of $350.0 million, were issued to partially finance the RightCHOICE acquisition. The Company’s revolving credit facility indebtedness of $235.0 million at December 31, 2001 was repaid during the year ended December 31, 2002, with $200.0 million obtained through the commercial paper program and operating cash of $35.0 million. In the first quarter of 2003, the Company issued an additional $149.9 million in commercial paper (net of repayments made during the quarter) to repurchase Common Stock of the Company. In the third quarter of 2003, the Company also issued an additional $125.1 million in commercial paper primarily to finance the purchase of Cobalt (refer to Liquidity and Capital Resources for a discussion of the potential repurchase of the Company’s commercial paper as a result of the Company’s pending merger with Anthem, Inc.).

Stockholders’ equity totaled $5,031.3 million as of September 30, 2003, an increase of $1,054.6 million from $3,976.7 million as of December 31, 2002. The increase was primarily due to net income of $663.7 million for the nine months ended September 30, 2003, the net issuance of 5.1 million shares, or $441.4 million, of the Company’s Common Stock related to the acquisition of Cobalt Corporation, a net increase of $231.3 million from the reissuance of treasury stock related to the Company’s employee 401(k) plan, stock option and stock purchase plans and  an increase in net unrealized gain from investment securities of $71.3 million, net of taxes. Partially offsetting these increases were the repurchase of 3.9 million shares of the Company’s Common Stock for $268.6 million and net losses from the reissuance of treasury stock of $84.5 million.

Liquidity and Capital Resources

As of September 30, 2003, consolidated cash and investments were $7.9 billion, of which $1.1 billion was in cash and cash equivalents. The Company’s primary sources of cash are premium and management services revenues and investment income.  The Company’s primary uses of cash include health care claims and other benefits, capitation payments, income taxes, repayment of long-term debt, interest expense, broker and agent commissions, administrative expenses, Common Stock repurchases and capital expenditures.  In addition to the foregoing, other uses of cash include provider network and systems development costs and costs associated with the integration of acquired businesses.

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

The Company’s strategy for achieving its investment goals is broad diversification of its investments, both across and within asset classes.  As of September 30, 2003, the Company’s investment portfolio consisted primarily of investment grade fixed-income securities.  The Company’s portfolio also included large capitalization and small capitalization domestic equities, foreign equities, tax-exempt municipal bonds and a small amount of non-investment grade debt securities.  The fixed-income assets include both short and long-duration securities with an attempt to match the Company’s funding needs.  The Company’s investment policy contains limitations regarding concentration in individual securities and industries and generally prohibits speculative and leveraged investments.  Cash and investment balances maintained by the Company are sufficient to meet applicable regulatory financial stability and net worth requirements, including license requirements of the Blue Cross and Blue Shield Association.

Net cash provided by operating activities was $790.3 million for the nine months ended September 30, 2003, compared with $954.1 million for the nine months ended September 30, 2002.  Net cash provided by operations for the nine months ended September 30, 2003 was due primarily to net income of $663.7 million, an increase in medical claims payable of $87.0 million due to membership growth and higher health care expenses per member per month, an increase in accounts payable and accrued expenses of $77.8 million attributable to employee compensation related accruals and an increase in other current liabilities of $100.6 million due to timing of pharmaceutical drug and pharmacy rebate payments, increases in drug purchases and timing of other accruals related to normal operations. Partially offsetting these increases was an increase in receivables, net of $232.1 million due to timing of cash receipts, primarily related to pharmacy rebates and membership growth.

Net cash used in investing activities for the nine months ended September 30, 2003 totaled $1,588.5 million, compared with $1,220.6 million for the nine months ended September 30, 2002.

The cash used in the first nine months of 2003 was primarily attributable to the purchase of investments of $7.9 billion, the acquisitions of Cobalt and Golden West, net of cash acquired, of

$405.4 million, and the purchase of property and equipment, net of sales proceeds, of $96.1 million, which were partially offset by proceeds from investments sold of $6.8 billion.

Net cash provided by financing activities totaled $528.7 million in the first nine months of 2003 compared with $258.1 million for the nine months ended September 30, 2002.  The net cash provided in the first nine months of 2003 was primarily attributable to additional advances on securities lending deposits of $417.1 million, additional debt of $274.6 million, of which $125.1 million was used to partially finance the acquisition of Cobalt and the remaining balance was incurred to partially finance the $268.6 million repurchase of Company Common Stock, and the receipt of proceeds from the issuance of Common Stock related to the Company’s employee stock option plans of $105.5 million.

Effective March 30, 2001, the Company entered into two new unsecured revolving credit facilities allowing aggregate indebtedness of $1.0 billion in principal amount. Upon execution of these facilities, the Company terminated its prior $1.0 billion unsecured revolving facility. Borrowings under these facilities (which are generally referred to collectively in this quarterly report on Form 10-Q as the Company’s “revolving credit facility”) bear interest at rates determined by reference to the bank’s base rate or to the London InterBank Offered Rate (“LIBOR”) plus a margin determined by reference to the then-current rating of the Company’s senior unsecured long-term debt by specified rating agencies. One facility, which provides for borrowings not to exceed $750.0 million at any time outstanding, expires as of March 30, 2006, although it may be extended for up to two additional one-year periods under certain circumstances. The other facility, which provides for borrowings not to exceed $250.0 million at any time outstanding, expires on March 26, 2004. Any amount outstanding under this facility as of March 26, 2004 may be converted into a one-year term loan at the option of the Company and will bear interest at rates determined by reference to the bank’s base rate or LIBOR plus a margin determined by reference to the then-current rating of the Company’s unsecured long-term debt by specified rating agencies, plus 0.125% until paid in full. Loans under the $250.0 million facility are made on a committed basis. Loans under the $750.0 million facility are made on a committed basis or pursuant to an auction bid process. The $750.0 million facility also contains sublimits for letters of credit and “swingline” loans. Each credit agreement requires the Company to maintain certain financial ratios and contains restrictive covenants, including restrictions on the incurrence of additional indebtedness and the granting of certain liens, limitations on acquisitions and investments and limitations on changes in control (see Note 6 to the Consolidated Financial Statements). As of September 30, 2003 and December 31, 2002, there were no amounts outstanding under the revolving credit facility.

In April 2002, the Company commenced a commercial paper program providing for the issuance of up to $1.0 billion in aggregate maturity value of short-term indebtedness (known generally as “commercial paper”). The commercial paper is being issued by the Company without registration under the Securities Act of 1933, as amended (the “1933 Act”) in reliance upon the exemption from registration contained in Section 4(2) of the 1933 Act. The commercial paper is issued in denominations of $100,000 or integral multiples of $1,000 in excess thereof and will bear such interest rates, if interest-bearing, or will be sold at such discount from their face amounts, as agreed upon by the Company and the dealer or dealers acting in connection with the commercial paper program. The commercial paper may be issued with varying maturities up to a maximum of 270 days from the date of issuance. The commercial paper ranks equally with all other unsecured and unsubordinated indebtedness of the Company. As of September 30, 2003 and December 31, 2002, the outstanding commercial paper borrowings totaled $474.4 million and $199.8 million, respectively, with various maturity dates and had interest rates ranging from 1.19% to 1.27% as of September 30, 2003 and interest rates ranging from 1.60% to 1.65% as of December 31, 2002. The weighted average yield on the outstanding commercial paper as of September 30, 2003 and December 31, 2002 was 1.22% and 1.62%, respectively. The Company intends to maintain commercial paper borrowings of at least the amount outstanding at September 30, 2003 for more than one year. Accordingly, for financial reporting purposes, the commercial paper has been classified under non-current liabilities in the Consolidated Balance Sheets. Under the Company’s merger agreement with Anthem, Inc., however, the Company has agreed to repurchase, prior to the closing of the merger with Anthem, any outstanding commercial paper issued by the Company or any of its subsidiaries.

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

The 2012 Notes may be redeemed, in whole or in part, at the Company’s option at any time. The redemption price for any 2012 Notes redeemed will be equal to the greater of the following amounts: 1) 100% of the principal amount of the 2012 Notes being redeemed on the redemption date; and 2) the sum of the present values of the remaining scheduled payments of principal and interest on the 2012 Notes being redeemed on that redemption date (not including any portion of any payments of interest accrued to the redemption date) discounted to the redemption date on a semi-annual basis at the Treasury rate as determined by the Reference Treasury Dealer (J.P. Morgan Securities Inc. or Deutsche Banc Alex Brown or their respective successors), plus 25 basis points. In each case, the redemption price will also include accrued and unpaid interest on the 2012 Notes to the redemption date.

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

On October 2, 2002, the Company announced that it had elected to redeem the Debentures as of October 28, 2002. Substantially all of the Debentures were tendered for conversion into the Company’s Common Stock prior to the redemption date. Approximately $50,000 principal amount at maturity of the Debentures were settled in cash. This conversion did not have an extraordinary income statement impact. (See Note 6 to the Consolidated Financial Statements.) Prior to the Company’s announcement of its election to redeem the Debentures, Debentureholders in 2002 converted $18.0 million in aggregate principal amount at maturity of the Company’s Debentures with a carrying value (including accreted interest) of $12.6 million. In lieu of delivering shares of Common Stock upon conversion of these Debentures, the Company elected to pay cash of $18.9 million, which resulted in an extraordinary after-tax loss of $3.8 million, as shown on the Company’s Consolidated Income Statements for the year ended December 31, 2002. In accordance with SFAS No. 145 which was effective for fiscal years beginning after May 15, 2002, the Company had determined that the extinguishment of debt under its Zero Coupon Convertible Subordinated Debentures, which were redeemed as of October 28, 2002, did not meet the requirements of unusual or infrequent and therefore would not be included as an extraordinary item with the rescission of FASB Statement No. 4. For the quarter ended September 30, 2002, WellPoint reclassified an extraordinary loss of $4.2 million, which included a tax benefit of $1.7 million, to interest expense. For the nine months ended September 30, 2002, WellPoint reclassified an extraordinary loss of $6.3 million, which included a tax benefit of $2.5 million, to interest expense.

As a part of a hedging strategy to limit its exposure to variable interest rate increases, the Company has from time to time entered into interest rate swap agreements in order to reduce the volatility of interest expense resulting from changes in interest rates on its variable rate debt. The swap agreements were contracts to exchange variable-rate interest payments (weighted average rate for the year ended December 31, 2002 of 2.25%) for fixed-rate interest payments (weighted average rate for the year ended December 31, 2002 of 7.08%) without the exchange of the underlying notional amounts. The Company had entered into $200.0 million of fixed-rate swap agreements, which consisted of a $150.0 million notional amount swap agreement at 6.99% maturing on October 17, 2003 and a $50.0 million notional amount swap agreement at 7.06% maturing on October 17, 2006. In September 2002, the Company terminated these two fixed-rate swap agreements with an aggregate cash settlement of $17.6 million, of which $1.8 million was accrued interest and the remaining $15.8 million represented the fair value of the swap agreements at the time of termination and is being amortized over the term of the original swap agreements. As of September 30, 2003, the remaining balance of the swap agreements was $6.5 million. (See Note 7 to the Consolidated Financial Statements.)

In order to reduce the interest expense associated with the 2006 Notes, the Company, on January 15, 2002, entered into a $200.0 million notional amount interest rate swap agreement, which matures on June 15, 2006. The swap agreement is a contract to exchange a fixed 6 3/8% rate for a LIBOR-based floating rate (weighted average variable rate of 2.51% for the nine months ended September 30, 2003).

Certain of the Company’s subsidiaries are required to maintain minimum capital requirements prescribed by various regulatory agencies, including the California Department of Managed Health Care and the Departments of Insurance in various states, including Georgia, Missouri, Wisconsin and Delaware. As of September 30, 2003 (or the most recent date with respect to which compliance is required), those subsidiaries of the Company were in compliance with all minimum capital requirements.

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

Medical Claims Payable

Medical claims payable includes claims in process as well as provisions for the estimate of incurred but not reported claims (“IBNR”) and provisions for disputed claims obligations.  As of September 30, 2003, approximately 90% of the Company’s medical claims payable consisted of IBNR and claims in process.  Such estimates are developed using actuarial principles and assumptions that consider, among other things, contractual requirements, historical utilization trends and payment patterns, benefits changes, medical inflation, product mix, seasonality, membership and other relevant factors.  In developing IBNR, the Company applies different estimation methods depending on the period for which incurred claims are being estimated.  For the most recent four months, the incurred claims are estimated from the trend analysis based on per member per month claims trends developed from the experience in preceding months.  For periods prior to the most recent four months, the key assumption used in developing the Company’s IBNR is that the completion factor pattern remains consistent over a rolling 12-month period.  The completion factor is an actuarial estimate, based upon historical experience, of the percentage of claims incurred during a given period that have been adjudicated by the Company as of the date of estimation.  This approach is consistently applied to each period presented.

The completion factors and claims per member per month trend factor are the most significant factors used in estimating the Company’s IBNR.  The following table illustrates the sensitivity of these factors using September 30, 2003 data and the estimated potential impact on the Company’s operating results caused by these factors:

Completion Factor (a):		Claims Trend Factor (b):
(Decrease) Increase in Factor	Increase (Decrease) in Medical Claims Payable	(Decrease) Increase in Factor	Increase (Decrease) in Medical Claims Payable

(3)%	$285,000,000	(3)%	$(11,000,000)
(2)%	184,000,000	(2)%	(8,000,000)
(1)%	90,000,000	(1)%	(4,000,000)
1%	(85,000,000)	1%	4,000,000
2%	(167,000,000)	2%	7,000,000
3%	(244,000,000)	3%	11,000,000

(a)          Reflects estimated potential changes in medical claims payable caused by changes in completion factors in each of the most recent four months.

(b)         Reflects estimated potential changes in medical claims payable caused by changes in annualized claims trend used for the estimation of per member per month claims for the most recent four months.

In addition, assuming a hypothetical 1% difference between the Company’s September 30, 2003 estimated claims liability and the actual claims incurred, net income for the three months ended September 30, 2003 would increase or decrease by $16.5 million, while diluted net income per share would increase or decrease by $0.11 per share.

Other relevant factors include exceptional situations that might require judgmental adjustments in setting the outstanding reserves, such as system conversions, processing interruptions, environmental changes or other factors.  None of these factors had a material impact on the development of the Company’s claims payable estimates during any of the periods presented in this quarterly report on Form 10-Q. All of these factors are used in estimating IBNR and are important to the Company’s reserve methodology in trending the claims per member per month for purposes of estimating the reserves for the most recent four months.

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

The table below provides a reconciliation of changes in medical claims payable as of December 31, 2002, 2001 and 2000 during the immediately following nine-month period:

	Nine Months Ended September 30,
(In thousands)	2003	2002	2001

Medical claims payable as of January 1	$2,422,331	$1,934,620	$1,566,569

Medical claims reserves from businesses acquired during the period	244,414	176,177	258,375

Health care claim expenses incurred during period:
Related to current year	11,454,547	9,855,058	6,866,978
Related to prior years	(398,507)	(391,380)	(265,367)
Total Incurred	11,056,040	9,463,678	6,601,611

Health care services payments during period:
Related to current year	9,394,778	8,096,931	5,652,258
Related to prior years	1,574,289	1,143,757	961,387
Total Payments	10,969,067	9,240,688	6,613,645

Medical claims payable as of September 30	$2,753,718	$2,333,787	$1,812,910

As shown in the table above, for the nine months ended September 30, 2003, 2002 and 2001, the amount shown on the line labeled “Health care services expenses incurred during period: Related to prior years” is negative, meaning that the Company’s actual health care services experience related to prior years were less than the estimates previously made by the Company.  This favorable development was primarily related to prior-years’ claims being settled for amounts less than the original estimate for IBNR.  Actuarial standards of practice, which the Company consistently follows in developing its best point estimate as reflected in the financial statements, generally require that the actuarially developed health care claims estimates cover obligations under an assumption of moderately adverse conditions.  Adverse conditions are situations in which the actual claims are expected to be higher than the otherwise estimated value of such claims at the time of the estimate.  Therefore, in many situations, the claims amount actually experienced will be less than an estimate that satisfies the actuarial standards of practice.  Adjustments of prior-year estimates may result in additional health care services expenses or, as the Company experienced during each of the last three years, a reduction in health care services expenses in the period an adjustment is made.

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

For many of the Company’s HMO plans (including substantially all of its California HMO plans), the Company contracts with physicians, hospitals and other health care providers through capitation fee arrangements as a means to manage health care costs. The Company has two general types of capitation arrangements. The predominant type is the so-called “professional” capitation arrangement. Under professional capitation arrangements, the Company pays the health care provider, such as a participating medical group, a fixed amount per member per month, and the health care provider assumes the risk of the member’s utilization of certain specified health care services. Typically, under professional capitation arrangements, the health care provider does not assume the risk of the member’s utilization of any hospital-based services. The second type is the so-called “global” capitation arrangement. Under global capitation arrangements, the Company also pays the health care provider, such as a participating medical group, a fixed amount per member per month. However, under global capitation arrangements, the health care provider generally assumes the risk of the member’s utilization of all health care services (subject to certain limited exceptions and state regulatory requirements). As of September 30, 2003 and December 31, 2002, the Company had approximately eight and 10 global capitation arrangements, respectively, covering approximately 160,000 and 179,000 members, respectively. In addition, one of the Company’s subsidiaries owns a 51% equity interest in a community health partnership network (the “CHPN”) operating in the greater Atlanta area. The CHPN is a locally based equity venture between the Company’s subsidiary and local physician and hospital groups. The Company’s subsidiary has entered into a global capitation arrangement with the CHPN. As of September 30, 2003 and December 31, 2002, approximately 566,000 and 535,000 members, respectively, were covered by this arrangement.

For the quarters ended September 30, 2003 and 2002, the Company’s capitation expenses of $389.9 million and $363.9 million, represented 10.3% and 10.6%, respectively, of the Company’s total health care services and other benefits expense. For the nine months ended September 30, 2003 and 2002, the Company’s capitation expenses of $1,164.1 million and $1,112.6 million, represented 10.3% and 11.5%, respectively, of the Company’s total health care services and other benefits expense. As of September 30, 2003 and December 31, 2002, the Company’s capitation expenses payable of $97.3 million and $137.0 million represented 3.5% and 5.7%, respectively, of the Company’s total medical claims payable. Cobalt’s medical claims payable as of September 30, 2003 of $244.2 million includes $0.5 million of capitation expenses payable, representing only 0.2% of Cobalt’s medical claims payable.

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

Reserves for Future Policy Benefits

The estimate of reserves for future policy benefits relates to life and disability insurance policies written in connection with health care contracts. Reserves for future life benefit coverage are based on projections of past experience. Reserves for future policy and contract benefits for certain long-term disability products and group paid-up life products are based upon interest, mortality and morbidity assumptions from published actuarial tables, modified based upon the Company’s experience. Reserves are continually monitored and reviewed, and as settlements are made or reserves adjusted, differences are reflected in current operations. The current portion of reserves for future policy benefits relates to the portion of such reserves that the Company expects to pay within one year. The Company believes that its reserves for future policy benefits are adequate to satisfy its ultimate benefit liability. However, these estimates are inherently subject to a number of highly variable circumstances. Consequently, the actual results could differ materially from the amount recorded in the Consolidated Financial Statements. As of September 30, 2003 and December 31, 2002, the reserves for future policy benefits were $345.0 million and $283.2 million, respectively.

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

In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 141, “Business Combinations” (“SFAS No. 141”) and Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (“SFAS No. 142”). SFAS No. 141 requires that all business combinations initiated after June 30, 2001 be accounted for using the purchase method. The provisions of SFAS No. 141 also apply to all business combinations consummated after June 30, 2001. SFAS No. 142, which became effective for fiscal years beginning after December 15, 2001, eliminates amortization of goodwill and other intangible assets with indefinite useful lives. Rather, these assets are subject to impairment tests at least annually. The Company is required to make estimates of fair value and apply certain assumptions, such as a discount factor in applying these annual impairment tests. Such estimates could produce significantly different results if other assumptions, which could also be considered reasonable, were to be used. Intangible assets with definite useful lives are being amortized using a straight-line basis or the timing of related cash flows over periods ranging from 1.5 to 25 years. An intangible asset subject to amortization must be reviewed for impairment pursuant to Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.”

The Company adopted SFAS No. 142 on January 1, 2002 and, accordingly, no longer amortizes goodwill and other intangible assets with indefinite useful lives. In accordance with SFAS No. 142, the Company completed the transitional evaluation of its goodwill and other intangible assets at January 1, 2002 and the annual evaluation at December 31, 2002, and determined that there was no impairment loss. As of September 30, 2003 and December 31, 2002, total goodwill and other intangible assets were $3.1 billion and $2.4 billion, respectively. The Cobalt acquisition added approximately $0.7 billion of goodwill and other intangible assets to the balance at September 30, 2003. (See Note 5 to the Consolidated

Financial Statements for further discussion of the Company’s goodwill and other intangible assets.)

Investments

As of September 30, 2003, the Company’s current investment securities (including securities on loan pursuant to securities lending transactions) at fair value, totaled $6.6 billion, of which 88.9% was invested in fixed-income securities and the remaining 11.1% was invested in equity securities. As of December 31, 2002, the Company’s current investment securities (including securities on loan pursuant to securities lending transactions) at fair value totaled $5.3 billion, of which 89.6% was invested in fixed-income securities and the remaining 10.4% was invested in equity securities. These investment securities are generally used to support current operations and, accordingly, have been classified as current assets. The Company’s long-term investments as of September 30, 2003 and December 31, 2002 were $160.7 million and $134.3 million, respectively, and consisted primarily of restricted assets, certain equities and other investments. Total current and long-term investments comprised 49.1% and 47.2% of total assets as of September 30, 2003 and December 31, 2002, respectively.

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

The Company regularly evaluates the appropriateness of investments relative to its internal investment guidelines. The Company operates within these guidelines by maintaining a well-diversified portfolio, both across and within asset classes. The Company has from time to time retained an independent consultant to advise the Company on the appropriateness of its investment policy. The Company performs a quarterly evaluation of its investment securities, using both quantitative and qualitative factors to determine whether a decline in investment value is other-than-temporary. When a decline in an investment’s fair value is determined to be other-than-temporary, a loss is recorded against investment income. When determining whether a decline in an investment’s fair value is other-than-temporary, the Company considers the extent and duration to which a security’s market value has been less than its cost, the financial condition and future earnings potential of the issuer, recommendations and opinions from outside investment managers and the current economic environment. For the quarter ended September 30, 2002, the Company recorded investment losses that the Company believed to be other-than-temporary of approximately $5.8 million. The Company did not record any investment losses that the Company believed to be other-than-temporary for the quarter ended September 30, 2003.  For the nine months ended September 30, 2003 and 2002, the Company recorded investment losses that the Company believed to be other-than-temporary of approximately $29.3 million and $25.4 million, respectively. The Company believes that it has performed an adequate review for impairment of the investment portfolio and that investments are carried at fair value. Changing economic and market conditions in the future, however, may cause the Company to reassess its judgment regarding impairment, which could result in realized losses relating to other-than-temporary declines being charged against future income.

As of September 30, 2003 and December 31, 2002, net unrealized gains from the Company’s fixed-income securities totaled $162.6 million and $184.5 million, respectively, primarily resulting from a general decrease in interest rates. The Company had a net unrealized gain in its equity securities portfolio as of September 30, 2003 of $86.9 million and a net unrealized loss of $49.5 million as of December 31, 2002. The Company believes that these fluctuations are temporary as a result of current market conditions.

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

Completion of the Company’s pending merger with Anthem, Inc. is contingent upon, among other things, receipt of necessary approvals from certain federal and state agencies and from the stockholders of both companies on or before November 30, 2004.  Broad latitude in administering the applicable regulations is given to the federal and state agencies from which WellPoint and Anthem must seek approvals.  There can be no assurance that the companies will obtain these approvals.  As a condition to approval of the transaction, regulatory agencies may seek to impose requirements or limitations or costs on the way that the combined company conducts business after consummation of the transaction.  If the Company or Anthem were to agree to any material requirements or limitations in order to obtain any necessary approvals, such requirements or limitations or additional costs could adversely affect the combined company’s ability to integrate the operations of the Company with those of Anthem, and could result in a material adverse effect on the combined company’s revenues or results of operations.

A stockholder class action lawsuit was filed in the Superior Court of Ventura County, California on October 28, 2003 against the Company and its board of directors.  The lawsuit, which is entitled Abrams v. WellPoint Health Networks Inc., et al., alleges that the Company’s directors breached their fiduciary duties to stockholders by approving an Agreement and Plan of Merger with Anthem, Inc. while in possession of non-public information regarding the Company’s financial results for the third quarter of 2003.  The lawsuit seeks to enjoin the Company from consummating the merger with Anthem, Inc., unless the Company adopts and implements a process for obtaining the highest possible price for stockholders, and to rescind any terms of the Agreement and Plan of Merger that have already been implemented.

The Company’s operations are subject to substantial regulation by federal, state and local agencies in all jurisdictions in which the Company operates. Many of these agencies have increased their scrutiny of managed health care companies in recent periods or are expected to increase their scrutiny as newly passed legislation becomes effective. From time to time, the Company and its subsidiaries receive requests for information from regulatory agencies or are notified that such agencies are conducting reviews, investigations or other proceedings with respect to certain of the Company’s activities. The Company also provides insurance products to Medicare and Medicaid beneficiaries in various states, including to Medi-Cal beneficiaries in various California counties under contracts with the California Department of Health Services (or delegated local agencies), and provides administrative services to the Centers for Medicare and Medicaid Services in various capacities (including serving as the largest

Medicare Part A fiscal intermediary). There can be no assurance that acting as a government contractor in these circumstances will not increase the risk of heightened scrutiny by such government agencies or that such scrutiny will not have a material adverse effect on the Company, either through negative publicity about the Company or through an adverse impact on the Company’s results of operations. In addition, profitability from this business may be adversely affected by inadequate premium rate increases due to governmental budgetary issues. Future actions by any regulatory agencies may have a material adverse effect on the Company’s business.

In connection with the Cobalt, RightCHOICE and Cerulean transactions, the Company incurred significant additional indebtedness to fund the cash payments made to the acquired companies’ stockholders. In addition, the Company may incur additional indebtedness to fund potential future acquisitions. This existing or new indebtedness may result in a significant percentage of the Company’s cash flow being applied to the payment of interest, and there can be no assurance that the Company’s operations will generate sufficient future cash flow to service this indebtedness. The Company’s current indebtedness, as well as any indebtedness that the Company may incur in the future (such as indebtedness incurred to fund repurchases of its Common Stock or to fund potential future acquisitions), may adversely affect the Company’s ability to finance its operations and could limit the Company’s ability to pursue business opportunities that may be in the best interests of the Company and its stockholders.

As part of the Company’s business strategy, the Company has acquired substantial operations in new geographic markets over the last seven years. These businesses, some of which include substantial indemnity-based insurance operations, have experienced varying profitability or losses in recent periods. Since the relevant dates of acquisition of Cerulean, RightCHOICE, MethodistCare and Cobalt, the Company has continued to work extensively on the integration of these businesses. However, there can be no assurances regarding the ultimate success of the Company’s integration efforts or regarding the ability of the Company to maintain or improve the results of operations of the acquired businesses. The Company has incurred and will, among other things, need to continue to incur considerable expenditures for provider networks, distribution channels and information systems in addition to the costs associated with the integration of these acquisitions. The integration of these complex businesses may result in, among other things, temporary increases in claims inventory or other service-related issues that may negatively affect the Company’s relationship with its customers and contribute to increased attrition of such customers. The Company’s results of operations could be adversely affected in the event that the Company experiences such problems or is otherwise unable to implement fully its expansion strategy.

The Company and certain of its subsidiaries are subject to capital surplus requirements by the California Department of Managed Health Care, the California, Delaware, Georgia, Missouri and Wisconsin Departments of Insurance, various other state Departments of Insurance and the Blue Cross and Blue Shield Association. Although the Company believes that it is currently in compliance in all material respects with all applicable requirements, there can be no assurances that applicable requirements will not be increased in the future.

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

In June 2000, the California Medical Association filed a lawsuit in U.S. district court in San Francisco against Blue Cross of California (“BCC”). The lawsuit alleges that BCC violated the Racketeer Influenced and Corrupt Organizations Act (“RICO”) through various misrepresentations to and inappropriate actions against health care providers. In late 1999, a number of class-action lawsuits were brought against several of the Company’s competitors alleging, among other things, various misrepresentations regarding their health plans and breaches of fiduciary obligations to health plan members. In August 2000, the Company was added as a party to Shane v. Humana, et al., a class-action lawsuit brought on behalf of health care providers nationwide. In addition to the RICO claims brought in the California Medical Association lawsuit, this lawsuit also alleges violations of the Employee Retirement Income Security Act of 1974, as amended (“ERISA”), federal and state “prompt pay” regulations and certain common law claims. In October 2000, the federal Judicial Panel on Multidistrict Litigation issued an order consolidating the California Medical Association lawsuit, the Shane lawsuit and various other pending managed care class-action lawsuits against other companies before District Court Judge Federico Moreno in the Southern District of Florida for purposes of the pretrial proceedings. In March 2001, Judge Moreno dismissed the plaintiffs’ claims based on violation of RICO, although the dismissal was made without prejudice to the plaintiffs’ ability to subsequently refile their claims. Judge Moreno also dismissed, with prejudice, the plaintiffs’ federal prompt pay law claims. On March 26, 2001, the California Medical Association filed an amended complaint in its lawsuit, alleging, among other things, revised RICO claims and violations of California law. On May 9, 2001, Judge Moreno issued an order requiring that all discovery in the litigation be completed by December 2001, with the exception of discovery related to expert witnesses, which was to be completed by March 15, 2002. In June 2001, the federal Court of Appeals for the 11th Circuit issued a stay of Judge Moreno’s discovery order, pending a hearing before the Court of Appeals on the Company’s appeal of its motion to compel arbitration (which had earlier been granted in part and denied in part by Judge Moreno). The hearing was held in January 2002 and, in March 2002, the Court of Appeals panel issued an opinion affirming Judge Moreno’s earlier action with respect to the motion to compel arbitration. The Company filed a motion requesting a rehearing of the matter before the entire 11th Circuit Court of Appeals, which motion was denied by the 11th Circuit Court of Appeals in June 2002. On July 29, 2002, Judge Moreno issued an order providing that discovery in the case would be allowed to re-commence on September 30, 2002. On September 26, 2002, Judge Moreno issued an additional order certifying a nationwide class of physicians in the Shane matter, setting a trial date in May 2003 and ordering the parties to participate in non-binding mediation. In October 2002, the Company filed a motion with the 11th Circuit Court of Appeals seeking to appeal Judge Moreno’s class-certification order. The

11th Circuit held a hearing on September 11, 2003 on the Company’s motion. A mediator has been appointed by Judge Moreno and the parties are currently conducting court-ordered mediation.

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

In early 2003, a lawsuit entitled Knecht v. Cigna, et al. was filed in U.S. District Court in Oregon.  This litigation has subsequently been transferred to Judge Moreno of the U.S. District Court for the Southern District of Florida.  This litigation is a putative class action lawsuit on behalf of chiropractors in the western United States.  The Company is a named defendant in the lawsuit.  The lawsuit alleges that each of the defendants engaged in similar activities and conduct as that alleged in the Shane litigation.

In October 2003, a lawsuit entitled Solomon, et al. v. Cigna, et al. was filed in the U.S. District Court in the Southern District in Florida.  The Company is a named defendant in this lawsuit, although the Company has not yet been served.  This lawsuit is also a putative class action brought on behalf of chiropractors, podiatrists and certain other types of health care practitioners nationwide.  This lawsuit also alleges that the defendants engaged in similar activities and conduct as that alleged in the Shane litigation.

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

Review by Independent Accountants

With respect to the unaudited consolidated financial information of WellPoint Health Networks Inc. for the three-month and nine-month periods ended September 30, 2003 and 2002, PricewaterhouseCoopers LLP (“PricewaterhouseCoopers”) reported that they have applied limited procedures in accordance with professional standards for a review of such information.  However, their separate report dated October 26, 2003 appearing herein states that they did not audit and they do not express an opinion on that unaudited consolidated financial information.  Accordingly, the degree of reliance on their report on such information should be restricted in light of the limited nature of the review procedures applied.  PricewaterhouseCoopers is not subject to the liability provisions of Section 11 of the Securities Act of 1933 for their report on the unaudited consolidated financial information because that report is not a “report” or a “part” of the registration statement prepared or certified by PricewaterhouseCoopers within the meaning of Sections 7 and 11 of the Act.

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

As of September 30, 2003, the Company’s current investment securities (including securities on loan pursuant to securities lending transactions) at fair value, totaled $6.6 billion, of which 88.9% was invested in fixed-income securities and the remaining 11.1% was invested in equity securities. The Company has evaluated the net impact to the fair value of its fixed-income investments from a hypothetical change in all interest rates of 100, 200 and 300 basis points (“bp”). In doing so, optionality was addressed through Monte Carlo simulation of the price behavior of securities with embedded options. In addressing prepayments on mortgage-backed securities, the model follows the normal market practice of estimating a non-interest rate sensitive component (primarily related to relocations) and an interest-sensitive component (primarily related to refinancings) separately. The model is based on statistical techniques applied to historical prepayment and market data, and then incorporates forward-looking mortgage market research and judgments about future prepayment behavior. Changes in the fair value of the investment portfolio, net of tax, are reflected in the balance sheet through stockholders’ equity. The results of this analysis as of September 30, 2003 are shown in the table below. The table also shows the change in valuation of the $200.0 million notional amount 6 3/8% fixed for LIBOR-based floating interest rate swap agreement as of September 30, 2003.

	Decrease in fair value given an interest rate increase of:
	100 bp	200 bp	300 bp
	(In millions)

Fixed Income Portfolio	$(174.4)	$(353.3)	$(530.5)
Valuation of Interest Rate Swap Agreement	(4.9)	(9.7)	(14.3)
	$(179.3)	$(363.0)	$(544.8)

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

Interest Rate Swap Agreements

On January 15, 2002, the Company entered into a $200.0 million notional amount interest rate swap agreement with respect to its 2006 Notes. The swap agreement is a contract to exchange a fixed 6 3/8% rate for a LIBOR-based floating rate. For the nine months ended September 30, 2003 and 2002, the Company recognized settlement income of $6.0 million and $4.5 million from this swap agreement. (See Note 7 to the Consolidated Financial Statements.)

The Company has from time to time entered into additional interest rate swap agreements in order to reduce the volatility of interest expense resulting from changes in interest rates. As of December 31, 2001, the Company had entered into $200.0 million of floating to fixed-rate swap agreements, which consisted of a $150.0 million notional amount swap agreement at 6.99% and a $50.0 million notional amount swap agreement at 7.06%. As of December 31, 2001, the Company also had $235.0 million of LIBOR-based floating rate debt outstanding. In September 2002, the Company terminated these two fixed-rate swap agreements with an aggregate cash settlement of $17.6 million, of which $1.8 million was accrued interest and the remaining $15.8 million represented the fair value of the swap agreements at the time of termination and is being amortized over the term of the original swap agreements. As of September 30, 2003, the remaining balance of the swap agreements was $6.5 million. (See Note 7 to the Consolidated Financial Statements for further discussion.)

Equity Price Risk

As of September 30, 2003, the Company’s equity securities were comprised primarily of domestic stocks. Assuming an immediate decrease of 10% in market value, as of September 30, 2003, the hypothetical pre-tax loss in fair value of stockholders’ equity is estimated to be approximately $73.7 million.

ITEM 4.                             Controls and Procedures

The Company maintains “disclosure controls and procedures,” as such term is defined under Rule 13a-14(c) of the rules and regulations under the Securities Exchange Act of 1934, as amended (the “Exchange Act”).  These disclosure controls and procedures are designed to ensure that information required to be disclosed in the Company’s Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission (the “SEC”), and that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures.  As of September 30, 2003, the Company has carried out an evaluation under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based upon their evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective in ensuring that material information relating to the Company is made known to the Chief Executive Officer and Chief Financial Officer by others within the Company during the period in which this quarterly report on Form 10-Q was being prepared.

There has been no change in the Company’s internal control over financial reporting during the period covered by this quarterly report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II.  OTHER INFORMATION

ITEM 1.                             Legal Proceedings

A stockholder class action lawsuit was filed in the Superior Court of Ventura County, California on October 28, 2003 against the Company and its board of directors.  The lawsuit, which is entitled Abrams v. WellPoint Health Networks Inc., et al., alleges that the Company’s directors breached their fiduciary duties to stockholders by approving an Agreement and Plan of Merger with Anthem, Inc. while in possession of non-public information regarding the Company’s financial results for the third quarter of 2003.  The lawsuit seeks to enjoin the Company from consummating the merger with Anthem, Inc., unless the Company adopts and implements a process for obtaining the highest possible price for stockholders, and to rescind any terms of the Agreement and Plan of Merger that have already been implemented.

See “Factors That May Affect Future Results of Operations” for a discussion of various pending legal matters involving the Company and its subsidiaries. The Company’s annual report on Form 10-K for the year ended December 31, 2002 also contains a discussion of various pending legal matters.

ITEM 6.                             Exhibits and Reports on Form 8-K

(a)           Exhibits

See Exhibit Index.

(b)          Reports on Form 8-K

On July 22, 2003, the Company furnished a current report on Form 8-K dated July 22, 2003, which attached a copy of the Company’s press release dated July 22, 2003 regarding the Company’s earnings for the quarter ended June 30, 2003.

On August 1, 2003, the Company furnished a current report on Form 8-K dated July 29, 2003, which attached the text of certain information provided and to be provided by the Company during various investor conferences.

On August 11, 2003, the Company furnished a current report on Form 8-K dated August 11, 2003 disclosing reclassified medical membership data of the Company as of March 31, 2002, June 30, 2002, September 30, 2002, December 31, 2002, March 31, 2003 and June 30, 2003.

On September 8, 2003, the Company furnished a current report on Form 8-K dated September 8, 2003, which attached the text of certain information provided and to be provided by the Company during various investor conferences.

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

WELLPOINT HEALTH NETWORKS INC.
Registrant

Date: November 14, 2003	By:	/s/ LEONARD D. SCHAEFFER
Leonard D. Schaeffer
Chairman of the Board of Directors and Chief Executive Officer

Date: November 14, 2003	By:	/s/ DAVID C. COLBY
David C. Colby
Executive Vice President and Chief Financial Officer

Date: November 14, 2003	By:	/s/ KENNETH C. ZUREK
Kenneth C. Zurek
Senior Vice President, Controller and Taxation

EXHIBIT INDEX

Exhibit Number	Exhibit
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

2.04

Agreement and Plan of Merger dated as of October 26, 2003 among Anthem, Inc., Anthem Holding Corp. and the Registrant, incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K dated October 27, 2003 (File No. 001-13083).

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

4.05	Form of Note evidencing the Registrant’s 6 3 / 8% Notes due 2006, incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K dated June 12, 2001.

4.06	Form of Note evidencing the Registrant’s 6 3 / 8% Notes due 2012, incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K dated January 11, 2002.

10.01	Cobalt Corporation Equity Incentive Plan, incorporated by reference to Exhibit 10.7 of Cobalt Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002.

10.02	Blue Cross Controlled Affiliate License Agreement dated September 24, 2003 by and among the Blue Cross and Blue Shield Association (the “BCBSA”), Blue Cross & Blue Shield

United of Wisconsin and the Registrant.

10.03	Blue Shield Controlled Affiliate License Agreement dated September 24, 2003 by and among the BCBSA, Blue Cross & Blue Shield United of Wisconsin and the Registrant.

10.04	Blue Cross Controlled Affiliate License Agreement dated September 24, 2003 by and among the BCBSA, United Government Services, LLC and the Registrant.

10.05	Blue Shield Controlled Affiliate License Agreement dated September 24, 2003 by and among the BCBSA, United Government Services, LLC and the Registrant.

10.06	Blue Cross Controlled Affiliate License Agreement dated September 24, 2003 by and among the BCBSA, Compcare Health Services Insurance Corporation and the Registrant.

10.07	Blue Shield Controlled Affiliate License Agreement dated September 24, 2003 by and among the BCBSA, Compcare Health Services Insurance Corporation and the Registrant.

10.08	Blue Cross Controlled Affiliate License Agreement dated October 6, 2003 by and among the BCBSA, Claim Management Services, Inc. and the Registrant.

10.09	Blue Shield Controlled Affiliate License Agreement dated October 6, 2003 by and among the BCBSA, Claim Management Services, Inc. and the Registrant.

10.10	WellPoint 401(k) Retirement Savings Plan Generally Effective January 1, 2002 (As Amended through March 1, 2002) executed on October 10, 2003.

10.11	Distribution Option Amendment to the WellPoint 401(k) Retirement Savings Plan dated July 24, 2003.

10.12	Amendment to the WellPoint 401(k) Retirement Savings Plan dated October 10, 2003.

10.13	WellPoint Health Networks Inc. Officer Change-in-Control Plan (As amended and restated through December 4, 2001) (as revised in October 2003).

10.14	WellPoint Health Networks Inc. Supplemental Executive Retirement Plan (As restated effective November 4, 2001) (As amended October 24, 2003).

10.15	Amendment to the WellPoint 401(k) Retirement Savings Plan (As Amended Through October 10, 2003) dated November 13, 2003.

10.16	Description of HTH Manager Long-Term Incentive Plan for D. Mark Weinberg dated September 2003.

15.01	Letter on unaudited interim financial information.

31.01	Certifications.

32.01	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350.

32.02	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350.