Form 10-K
period 2003-12-31
WELLPOINT HEALTH NETWORKS INC /DE/
filed 2004-03-15
CIK 1013220

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO SECTIONS 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2003

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
None

        Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒  No  ☐

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-K or any amendment to this Form 10-K.    ☐

        Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).    Yes    ☒    No    ☐

        As of June 30, 2003, the aggregate market value of the voting common stock held by non-affiliates of the registrant was approximately $12,124,896,313 (based on the last reported sale price of $84.30 per share on June 30, 2003, on the New York Stock Exchange).

        As of March 3, 2004, there were approximately 155,097,106 shares of Common Stock, $0.01 par value of the registrant outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

        Part III of this annual report on Form 10-K incorporates by reference information from the registrant's definitive proxy statement for its 2004 Annual Meeting of Stockholders.

WELLPOINT HEALTH NETWORKS INC.
ANNUAL REPORT ON FORM 10-K

i

PART I

Item 1. Business.

General

        WellPoint Health Networks Inc. (the "Company" or "WellPoint") is one of the nation's largest publicly traded managed health care companies. As of December 31, 2003, WellPoint had approximately 15.0 million medical members (including approximately 1.0 million BlueCard "host" members) and approximately 45.6 million specialty members. Through its subsidiaries, the Company offers a broad spectrum of network-based managed care plans to the large and small employer, individual, Medicaid and senior markets. The Company's managed care plans include preferred provider organizations ("PPOs"), health maintenance organizations ("HMOs"), point-of-service ("POS") plans, other hybrid plans and traditional indemnity plans. In addition, the Company offers managed care services, including underwriting, actuarial services, network access, medical management and claims processing. The Company also provides a broad array of specialty and other products and services, including pharmacy benefits management, dental, vision, life insurance, preventive care, disability insurance, behavioral health, COBRA and flexible benefits account administration. With its recent acquisition of Cobalt Corporation ("Cobalt"), the Company now also offers workers' compensation insurance products and is currently the largest Medicare Part A fiscal intermediary in the nation, processing claims for providers in all 50 states.

        The Company markets its products in California primarily under the name Blue Cross of California, in Georgia primarily under the name Blue Cross Blue Shield of Georgia, in various parts of Missouri (including the greater St. Louis area) primarily under the name Blue Cross Blue Shield of Missouri, in Wisconsin primarily under the names Blue Cross Blue Shield of Wisconsin and CompcareBlue and in various parts of the country under the names UNICARE and HealthLink. These products are marketed by the Company's various operating subsidiaries throughout the United States. The Company holds the exclusive right in California to market its products under the Blue Cross name and mark and in Georgia, Wisconsin and in 85 counties in Missouri (including the greater St. Louis area) to market its products under the Blue Cross and Blue Shield names and marks. The Company's customer base is diversified, with extensive membership among large and small employer groups and individuals and in the Medicare and Medicaid markets.

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

        More recently, the Company has focused on acquiring businesses that provide significant concentrations of members in strategic locations outside of California. In connection with this strategy, the Company completed its acquisitions of Cobalt in September 2003, Methodist Care, Inc. and its affiliates ("MethodistCare") in April 2002, RightCHOICE Managed Care, Inc. ("RightCHOICE") in January 2002, Cerulean Companies, Inc. ("Cerulean"), the parent company of Blue Cross and Blue Shield of Georgia, Inc. ("Georgia Blue"), in March 2001 and Rush Prudential Health Plans ("Rush Prudential") in March 2000. As a result of these acquisitions, the Company is able to offer a mix of products, including HMO and PPO products, to customers in Wisconsin, Texas, Missouri, Georgia and the greater Chicago area. One component of the Company's expansion strategy outside of California is to evaluate acquisition opportunities that will allow the Company to complement its product offerings in selected target areas.

        As a result of the January 31, 2002 acquisition of RightCHOICE, the organizational structure of the Company changed effective February 1, 2002. As a result of this change, the Company has the following two reportable segments: Health Care and Specialty. The Health Care segment is managed geographically and provides a broad spectrum of network-based health plans to large and small employers and individuals. The Specialty business is maintained as a separate segment providing an array of specialty products, including pharmacy benefits management, dental, life insurance, disability insurance, behavioral health, workers' compensation insurance products and workers' compensation managed care services. Segment information for the years ended December 31, 2003, 2002 and 2001 is included in Note 18 to the Consolidated Financial Statements.

        Unless otherwise indicated or the context otherwise requires, the following terms as used in this annual report on Form 10-K have the following meanings: "WellPoint" and the "Company" refer to WellPoint Health Networks Inc. together with its subsidiaries, "Blue Cross of California" refers to the Company's subsidiaries licensed to use the Blue Cross name and mark in California, "Blue Cross Blue Shield of Georgia" refers to the Company's subsidiaries licensed to use the Blue Cross and Blue Shield names and marks in Georgia, "Blue Cross Blue Shield of Missouri" refers to the Company's subsidiaries licensed to use the Blue Cross and Blue Shield names and marks in various Missouri counties and "Blue Cross Blue Shield of Wisconsin" refers to the Company's subsidiaries licensed to use the Blue Cross and Blue Shield names and marks in Wisconsin. Any references in this annual report on Form 10-K to the Company's "plans," "services" or similar terms mean the plans and services offered through the Company's various operating subsidiaries.

Recent Completed Transactions and Pending Transactions

Pending Merger With Anthem

        On October 26, 2003, WellPoint entered into a merger agreement with Anthem, Inc. ("Anthem"). The consideration to be received by the stockholders of WellPoint will be composed of $23.80 in cash and one share of Anthem common stock per share of WellPoint Common Stock. Based on the closing price of Anthem's common stock on October 24, 2003, the transaction was valued at approximately $16.4 billion. Upon completion of this transaction, WellPoint will merge into a wholly owned subsidiary of Anthem and Anthem will change its name to WellPoint, Inc. Anthem, a publicly traded company, is an independent licensee of the Blue Cross and Blue Shield Association and holds the exclusive right to use the Blue Cross and Blue Shield names and marks in the states of Indiana, Kentucky, Ohio, Connecticut, New Hampshire, Colorado, Nevada, Maine and Virginia, excluding the immediate suburbs of Washington D.C. As of December 31, 2003, Anthem provided health care benefits to more than 11.9 million medical members, which includes BlueCard "host" members. Headquartered in Indianapolis, Indiana, Anthem, along with its subsidiaries, offers a diverse portfolio of complementary health and group life insurance, managed care products, pharmacy benefit management and government health program administration.

        The transaction is subject to customary closing conditions, including, among other things, approval of WellPoint's and Anthem's shareholders, various regulatory agencies and the Blue Cross and Blue Shield Association.

        In connection with obtaining the approval of WellPoint's and Anthem's shareholders for the proposed merger, Anthem filed a preliminary registration statement on Form S-4, including the preliminary joint proxy statement/prospectus constituting a part thereof, with the Securities and Exchange Commission on November 26, 2003. Anthem will file a final registration statement, including a definitive joint proxy statement/prospectus constituting a part thereof, and other documents with the Securities and Exchange Commission. The final joint proxy statement/prospectus will be mailed to holders of WellPoint and Anthem common stock.

        WellPoint and Anthem have made appropriate filings and applications with insurance and HMO regulators in California, Delaware, Georgia, Illinois, Missouri, Oklahoma, Puerto Rico, Texas, Virginia, West Virginia and Wisconsin. Pursuant to applicable insurance and HMO laws and regulations, and before the merger may be consummated, the insurance commissioner and, where applicable, HMO regulator, must review and approve the acquisition of control of the insurance company or HMO subsidiary domiciled in its respective jurisdiction. In addition to the filings with and approvals from the domiciliary insurance and HMO regulators, pre-acquisition notifications of the merger under state insurance antitrust laws and regulations will be required in certain states in which insurance company or HMO subsidiaries of both WellPoint and Anthem operate.

        The Blue Cross and Blue Shield Association must approve the transfer to Anthem of WellPoint's licenses to use the Blue Cross and Blue Shield names and marks in WellPoint's geographical territories. Anthem and WellPoint have submitted a joint application requesting that, in connection with the completion of the merger, the Blue Cross and Blue Shield Association grant to Anthem the licenses for the WellPoint service area. The Blue Cross and Blue Shield Association committee that considers licensure matters approved the transfer in December 2003, although the transaction still awaits approval by the Board of Directors of the Blue Cross and Blue Shield Association.

        The Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, and the rules and regulations thereunder provide that the merger may not be completed until pre-merger notification filings have been made with the Federal Trade Commission, and the Antitrust Division of the U.S. Department of Justice, and the specified waiting period thereunder has expired or is terminated. Even after the waiting period expires or is terminated, the Department of Justice and the Federal Trade Commission will have the authority to challenge the merger on antitrust grounds before or after the merger is completed. Each of Anthem and WellPoint filed a notification and report form for the merger with the Federal Trade Commission and the Department of Justice in January 2004 and the waiting period expired on February 26, 2004.

        Following the merger, WellPoint stockholders will become shareholders of Anthem. In addition, in the merger agreement, among other things, WellPoint has agreed that Anthem will have its corporate headquarters and principal executive offices in Indianapolis, Indiana and that Anthem's name will be changed to WellPoint, Inc. WellPoint and Anthem have also agreed to file an application to have the common stock of Anthem listed on the New York Stock Exchange under the ticker symbol "WLP."

        After the merger, the board of directors of Anthem will have 19 members, consisting of 11 current members of Anthem's board of directors designated by Anthem (including Larry C. Glasscock) and eight current members of WellPoint's board of directors designated by WellPoint (including Leonard D. Schaeffer). Also after the merger, Leonard D. Schaeffer of WellPoint will be Chairman of the Board of Directors of Anthem and Larry C. Glasscock of Anthem will be the President and Chief Executive Officer and a director of Anthem. By the second anniversary of the completion of the merger, Leonard D. Schaeffer will retire as Chairman and as a director of Anthem and Larry C. Glasscock will succeed him as Chairman.

        Either WellPoint or Anthem may terminate the merger agreement, even after the requisite shareholder approvals have been received, if the merger has not been completed by November 30, 2004, and either of them may also terminate the merger agreement in certain other circumstances specified in the merger agreement. The Company currently expects the transaction to close by mid-2004.

Acquisition of Cobalt

        On September 24, 2003, the Company completed its acquisition of Cobalt (see Note 3 to the Consolidated Financial Statements). At closing, the acquisition was valued at approximately $884.9 million, which was paid with $439.6 million in cash and approximately 7.3 million shares of

WellPoint Common Stock, of which approximately 2.1 million shares were issued to affiliates of WellPoint. As of September 30, 2003, Cobalt served approximately 675,000 medical members and offered a diverse portfolio of complementary insurance, managed care products and administrative services to employer, individual, insurer and government customers.

Acquisition of Golden West

        On June 30, 2003, the Company completed its acquisition of Golden West Health Plan, Inc. ("Golden West") (see Note 3 to the Consolidated Financial Statements), which served over 275,000 dental and vision members, primarily in California, at the time of acquisition.

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

Acquisition of RightCHOICE

        On January 31, 2002, the Company completed its acquisition of RightCHOICE. The RightCHOICE acquisition was valued at approximately $1.5 billion on the closing date, which was paid with $379.1 million in cash and approximately 16.5 million shares of WellPoint Common Stock.

CareFirst Merger Agreement

        In November 2001, WellPoint entered into a merger agreement with CareFirst, Inc. ("CareFirst"), which agreement was amended in January 2003. CareFirst has the exclusive right to use the Blue Cross and Blue Shield names and marks in Maryland, Delaware, the District of Columbia and certain counties in Northern Virginia. Under the amended merger agreement, CareFirst would have become a subsidiary of WellPoint. The consummation of the CareFirst transaction was subject to a number of conditions, including the approval of the insurance regulators in Maryland, Delaware and the District of Columbia for the conversion of CareFirst from a non-profit corporation to a for-profit entity. On March 5, 2003, the Maryland insurance commissioner issued an order disapproving this conversion. In August 2003, the Company received a notice from CareFirst electing to terminate the amended merger agreement in accordance with its terms.

        In August 2003, the Company received a Grand Jury subpoena from the United States Attorney's office in the District of Maryland requesting various documents relating to the CareFirst transaction. The Company has responded to the request and intends to cooperate fully with the United States Attorney's office. The Company has no reason to believe it is a target of the proceedings.

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

        The California Market.    The desire of California-based employers for a range of health care choices that promote effective cost controls and quality care has contributed to substantial market acceptance of managed health care in California, where the total penetration of managed health care companies is generally higher than the national average. Initial developments in California with respect to managed care were focused on HMOs and other tightly controlled plans. Over the last few years, this emphasis has decreased as consumers and media scrutiny have generally criticized the reduced choice typical of HMO plans and as greater regulatory restrictions have been placed on HMO offerings. The Company believes that this movement toward PPOs and other open-access plans, such as consumer-driven plans, will continue in the future. As of December 31, 2003, approximately 82.2% of the Company's commercial membership nationwide was in PPO plans or other types of open-access plans.

        Other States.    Outside of California, the past decade has seen significant transformations in the health care sector. Although market acceptance of the array of managed health care plans continues to grow throughout the United States, such acceptance still varies widely from state to state. In some states, especially larger population centers, members are offered health care choices focused on HMO or other closed-access plans. In other states, members are typically offered a spectrum of health care choices that are more focused on PPOs or traditional indemnity health models than in California. Indemnity insurance usually allows members substantial freedom of choice in selecting health care providers, but without cost-control measures typical of managed care plans. Indemnity insurance plans typically require annual deductible obligations of members. Upon satisfaction of the deductible, the member is reimbursed for health care expenses on a full or partial basis of the indicated charges. Health plan reimbursement is often limited to the health plan's assessment of the reasonable and customary charges prevailing in a region for the particular health care procedure. As in California, initial developments in managed care in other states have generally focused on more restrictive plans. More recently, consumer and general public sentiment has shifted toward open-access plans.

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

        In 1998, Blue Cross of California ("BCC") introduced its unique Employee Elect product in California, which allows small employers to offer their employees a menu of PPO and HMO options. In January 2001, BCC introduced its PlanScape family of individual PPO plans in California. The PlanScape plans are marketed toward purchasers with varying price preferences and offer a variety of coverage options and premium amounts. A similar small group program has been introduced by UNICARE in various states under the name "BusinessFlex." The Company's PPO members in California, Georgia, Missouri and Wisconsin may also participate in the Blue Cross and Blue Shield Association's BlueCard program, which allows members to access other Blue Cross Blue Shield plans' PPO providers throughout the nation. In 2002, Blue Cross Blue Shield of Missouri introduced OptionBlue, a flexible health plan that allows employers to buy more than one PPO or POS design, while offering a choice of benefits to employees. Under OptionBlue, employers pay all or most of the cost of the lower-benefit plan and employees can purchase greater benefits if they choose. In January 2003, BCC introduced Power CareAdvocate PPO, which combines the choices of a PPO with the care management of an HMO. Power CareAdvocate PPO members who contact "health advocates" prior to receiving specialty care receive a higher level of benefits. Health advocates also assist members with special needs, such as those who are pregnant or awaiting surgery. In January 2003, UNICARE introduced CompleteChoice, which combines a high-deductible PPO with a supplemental employer-funded health reimbursement account and an optional member-funded flexible spending account. Cost incentives and information resources built into CompleteChoice encourage employees to become better-educated consumers of health care services. BCC introduced a similar product, also in January 2003, called Power HealthFund.

        The Company believes that an important growth opportunity in the individual market lies in the development of products that are priced attractively for previously uninsured people. In 2000, BCC introduced a new PPO product in California that offers significantly lower premiums in exchange for certain limited benefits, while still offering primary care physician visits, preventive care benefits and catastrophic coverage. During 2001, this product was also introduced in Georgia. In October 2003, BCC introduced Right Plan PPO 40. This product is targeted at younger consumers (generally those between 19 and 29) and offers lower monthly premiums, no deductible and choices of various levels of prescription-drug coverage in exchange for certain limited benefits. In December 2003, Blue Cross Blue Shield of Missouri began offering its Hospital/Surgical Plan, which is tailored to early retirees and younger individuals. By offering primarily catastrophic coverage, Blue Cross Blue Shield of Missouri is able to offer this product at significantly lower premiums than its more comprehensive benefit products.

        HMO Plans.    The Company offers a variety of HMO products to its HMO members in California, Georgia, Illinois, Missouri, Texas and Wisconsin. HMO members are generally charged periodic, prepaid premiums that do not vary based on the amount of services rendered, as well as copayments.

Members choose a primary care physician from the HMO network who is usually responsible for coordinating health care services for the member. Certain plans permit members to receive services from health care professionals that are not a part of the Company's HMO network at a substantial out-of-pocket cost to members, which may include a deductible and higher copayment obligations.

        Consistent with the Company's efforts to introduce PPO products that attract previously uninsured individuals, the Company has also introduced HMO products targeting the uninsured market. For example, in October 2003, BCC introduced a new HMO product to its large group customers, known as Power Select HMO, built around a new HMO provider network. This product combines variable copayment levels and tiered pharmacy benefits with a focused network of physicians and health care providers that have demonstrated cost-effective practice patterns.

Management Services

        In addition to fully insured products, WellPoint provides administrative services to large group employers that maintain self-funded health plans. In California, the Company often has been able to capitalize on this relationship by subsequently introducing underwritten managed care products. The Company's managed care services revenues have expanded considerably during the last several years as a result of its various acquisitions. Many of the acquired businesses are composed of a higher percentage of administrative services business than the Company's traditional California business. Georgia Blue currently provides administrative services for several accounts sponsored by the state of Georgia. These accounts comprise approximately 16% of the Company's Blue Cross Blue Shield of Georgia members and were scheduled to be transferred to an entity unaffiliated with the Company over the next year. The Company is currently in negotiations with the state of Georgia regarding an extension of the Company's provision of administrative services for these accounts.

        WellPoint offers managed care services, including underwriting, actuarial services, medical management, claims processing and administrative services for self-funded employers. WellPoint also enables employers with self-funded health plans to use WellPoint's provider networks and to realize savings through WellPoint's negotiated provider arrangements, while allowing employers the ability to design certain health benefit plans in accordance with their own requirements and objectives. As of December 31, 2003, WellPoint served self-insured health plans covering approximately 6.2 million medical members.

        In connection with the RightCHOICE transaction, the Company acquired RightCHOICE's subsidiary, HealthLink, Inc. ("HealthLink"), which itself wholly owns HealthLink HMO, Inc. As a preferred provider organization, HealthLink organizes networks of providers who agree to provide health care services at reduced rates. HealthLink contracts with payers of health care, such as employers that fund their own health plans, commercial insurers and Taft-Hartley trusts for access to HealthLink's networks. HealthLink also provides access to its networks for workers' compensation programs. HealthLink currently serves the states of Missouri, Illinois, Iowa, Arkansas, Indiana, Kentucky and West Virginia. HealthLink derives a portion of its revenues from providers for administrative services. As of December 31, 2003, HealthLink had approximately 2.4 million members (including 1.3 million workers' compensation members). One of HealthLink's business strategies is to expand the HealthLink business in selected regions of the country.

Senior Plans

        WellPoint offers numerous Medicare supplement plans, which typically pay the difference between health care costs incurred by a beneficiary and amounts paid by Medicare. For example, WellPoint offers a PPO-based product that offers supplemental Medicare coverage and a hybrid product that allows seniors over the age of 65 to maintain their full Medicare benefits for any out-of-network benefits while enrolled in a supplemental plan that allows them to choose their own physician with a copayment. As of December 31, 2003, these Medicare supplemental plans served approximately 483,000 members.

        WellPoint also offers an HMO plan under a Medicare + Choice contract in certain locations in California. The Company offered an HMO plan under a Medicare + Choice contract in certain parts of Georgia through 2003. These contracts generally entitle WellPoint to a fixed per-member premium that is subject to adjustment annually by CMS, based on certain demographic information relating to the Medicare population and the cost of providing health care in a particular geographic area. In addition to physician care, hospitalization and other benefits covered by Medicare, the benefits under these plans (which vary by county) typically include routine physical exams, hearing tests, immunizations, eye examinations, counseling and health education services. As of December 31, 2003, the Company's Medicare + Choice HMO plans served approximately 71,000 members.

Medicare Fiscal Intermediary Operations

        With the acquisition of Cobalt, the Company has become the largest Part A Medicare fiscal intermediary in the nation, processing claims for providers in all 50 states. Through Cobalt's subsidiary, Government Health Services, LLC ("GHS"), the Company also provides health care program administration and program safeguard services for the Centers for Medicare & Medicaid Services ("CMS"), claim processing and administrative services in conjunction with the Wisconsin Medicaid program and certain audit services under a separate contract with the Blue Cross and Blue Shield Association and certain state Medicaid agencies.

Medicaid Plans and Other State-Sponsored Programs

        California.    The California Department of Health Services ("DHS") administers Medi-Cal, California's Medicaid program. BCC has been awarded contracts to offer Medi-Cal managed care programs in various California counties. Under these programs, BCC provides health care coverage to Medi-Cal program members, and DHS (or a delegated local agency) pays BCC a fixed payment per member per month. As of December 31, 2003, approximately 1.2 million members were enrolled in BCC's Medi-Cal and other state-sponsored programs in various California counties.

        Other States.    The Company has also obtained contracts to serve Medicaid members in locations outside of California, including parts of Massachusetts, Virginia and West Virginia. As of December 31, 2003, the plans serving members outside of California (other than Puerto Rico) had approximately 154,000 members. In 2000, the Company entered into a joint venture with Medical Card Systems, Inc., a Puerto Rico-based group health and life insurer, to pursue contracts under the Health Reform Program in Puerto Rico. As of December 31, 2003, the Company's share of this joint venture served approximately 265,000 members.

Marketing

        Sales representatives are generally assigned to a specific geographic region to allow WellPoint to tailor its marketing efforts to the particular health care needs of each regional market. Individual and small employer group products are marketed in California primarily through independent agents and brokers, who are overseen by WellPoint's sales departments, and through WellPoint's direct sales staff. The Company's Blue Cross and Blue Shield products in Georgia, Missouri and Wisconsin are also distributed by independent sales agents and brokers working in conjunction with the Company's internal sales staff. UNICARE's individual and small employer group products are generally distributed on a regional basis by independent sales agents in the various localized markets in which UNICARE operates.

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

        PPO Network.    WellPoint endeavors to manage costs for its PPO plans by negotiating favorable arrangements with physicians, hospitals and other health care professionals and requiring participation in the Company's various medical management programs. In addition, WellPoint manages costs through pricing and product design decisions intended to influence the behavior of both members and health care professionals.

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

        HMO Network.    The physician network of participating medical groups ("PMGs") is composed of both multi-specialty medical group practices and individual practice associations. Substantially all primary care physicians or PMGs in the Company's California HMO network are reimbursed on a capitated basis. These arrangements specify fixed per member per month payments to providers and may result in a marginally higher medical care ratio than a non-capitated arrangement, but significantly reduce risk to WellPoint. Generally, HMO network hospital contracts are on a nonexclusive basis and provide for a per diem payment, which is below the hospitals' standard billing rates.

        Contractual arrangements with PMGs typically include provisions under which WellPoint provides limited stop-loss protection. If the PMG's actual charges for medical services provided to a member exceed an agreed-upon threshold amount, WellPoint will pay the group a portion of the excess amount. Rates are generally negotiated with PMGs and hospitals on an annual or multi-year basis. To encourage

PMGs to contain costs of claims for non-capitated services, such as inpatient hospital, outpatient surgery, hemodialysis, emergency room, skilled nursing facility, ambulance, home health and alternative birthing center services, WellPoint's PMG agreements provide for a settlement payment to the PMG based in part upon the PMG's effective utilization of such non-capitated services. PMGs are also eligible for additional incentive payments based upon their satisfaction of quality criteria and management of outpatient prescription drugs. In 2001, BCC announced plans to modify the incentive compensation arrangements for PMGs serving the Company's California HMO members to place greater emphasis on assessment of health outcomes, patient satisfaction information and generic outpatient drug utilization. The HMO Shared Risk Incentive Program was launched in July 2001. In the program, a new quality standards score card is used to evaluate all medical groups in the HMO network and to provide them with feedback and assistance to support quality improvement efforts. BCC will continue to seek to implement this modification as agreements with PMGs are renewed over the next few years. In 2002, BCC announced plans to introduce a similar program designed to improve the quality of clinical care and service delivered to Blue Cross PPO members and to specifically reward quality performance among its PPO physician network. The pilot program for BCC's PPO, designated the PPO Physician Quality and Incentive Program, has not resulted in a material increase in the Company's health care services expenses since its introduction.

Blue Cross Blue Shield of Georgia

        For its managed health care products in the greater Atlanta area, Georgia Blue uses a jointly owned integrated delivery system known as a community health partnership network ("CHPN"). The CHPN is a locally based equity venture between Georgia Blue and a local physician group. The physician group joint venturer, as well as other health care professionals with which the CHPN maintains contracts, provides clinical services. Georgia Blue provides sales, management and administrative services, including information systems and data management services. Georgia Blue's HMO affiliate collects premium and fee revenues from subscribers and retains a flat percentage as a contribution to surplus. After deduction for premium taxes and administrative payments for Georgia Blue, the remaining premium revenue is used for payment of medical expenses and contributions to the CHPN's retained earnings. Outside of Atlanta, networks for Georgia Blue's HMO products are maintained without the use of a CHPN. The HMO membership in Atlanta that uses the CHPN accounts for a significant percentage of Georgia Blue's HMO membership.

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

        In 1996, Blue Cross Blue Shield of Missouri developed its innovative Physician Group Partners Program, which is designed to increase collaborative managed care initiatives with primary care physicians in Blue Cross Blue Shield of Missouri's HMO and to provide those physicians with the opportunity to earn additional compensation by improving patient satisfaction and improving performance levels using nationally recognized health care industry standards. The program has subsequently been expanded to include a specialist program in the PPO. The Physician Group Partners Program strives to establish long-term business relationships with physicians. Blue Cross Blue Shield of Missouri believes the program has resulted in improved communications with physicians, enhanced member satisfaction and improved quality measure scores. Blue Cross Blue Shield of Missouri has also implemented additional initiatives to enhance its business relationships with the physician community.

Blue Cross Blue Shield of Wisconsin

        Blue Cross Blue Shield of Wisconsin ("BCBSWI") offers one of the largest provider networks in Wisconsin, providing a diverse selection of primary care and specialty care physicians. Compcare Health Services Insurance Corporation ("CompcareBlue"), which operates the oldest HMO in Wisconsin, has an extensive provider network in southeastern Wisconsin, and is the only HMO that contracts with all eight of the largest multi-specialty clinics in Milwaukee, including Aurora Health Care, the largest multi-specialty provider in Wisconsin. A majority of the medical and other benefits for members of Valley Health Plan, Inc. ("Valley"), a Company subsidiary operating in Wisconsin, are provided under an arrangement with Midelfort Clinic, Ltd. ("Midelfort") and its affiliate, Luther Hospital, which provide medical services in Eau Claire, Wisconsin. A majority of the medical and other benefits for members of Unity Health Plans Insurance Corporation ("Unity"), another Company subsidiary operating in Wisconsin, are provided under a contract with University Health Care, Inc. ("UHC").

        For its PPO provider network, BCBSWI contracts primarily on a discounted fee-for-service and fee schedule basis. In discounted fee-for-service arrangements, BCBSWI retains the risks associated with utilization. However, such arrangements provide BCBSWI with greater pricing flexibility and opportunities to benefit by application of underwriting on a group-specific or individual basis. CompcareBlue, Valley and Unity manage the cost of health care provided to members through various methods of payment and risk-sharing programs with physician groups and hospitals and through their respective utilization management programs. The methods of payment consist of a combination of fee schedules, discounted fee-for-service and capitation arrangements.

        Valley and Midelfort have entered into an extension of their arrangement through December 31, 2005. Under the terms of the extension, Midelfort will no longer be capitated for professional medical services. The extension grants Midelfort an option to repurchase the capital stock of Valley for $0.4 million plus 100% of the net equity of Valley as of the date of repurchase and eliminates profit sharing between the parties.

        Pursuant to the provider agreements between Unity and Community Health Systems, LLC ("CHS") and UHC, CHS has the option, exercisable on December 31, 2004, to repurchase its proportionate share of Unity for the current net worth of the business being repurchased. UHC has the option, also exercisable on December 31, 2004, to purchase its share of Unity for $0.5 million plus the proportionate share of the net worth of Unity attributable to the UHC business, less any unpaid amount of a maximum performance bonus specified in the agreement. Exercise of the repurchase option ends the agreement with respect to that party. If both repurchase options are exercised, the Company would have no ongoing interest in Unity.

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

        HealthLink also operates a PPO entity, National Capital Preferred Provider Organization, Inc. ("NCPPO"), in the Maryland/Virginia area and a PPO entity, Affiliated Healthcare, Inc. (d/b/a "AHI-HealthLink"), in Texas. NCPPO is a corporation with local health care providers as minority owners and is majority owned by WellPoint. AHI-HealthLink is wholly owned by WellPoint.

UNICARE

        UNICARE's relations with health care professionals are more varied than the Company's relations in California, Georgia, Missouri and Wisconsin. The Company conducts its network development efforts in various states, including Illinois, Indiana, Massachusetts, Michigan, Ohio, Texas, Virginia and West Virginia.

        As a result of the Rush Prudential acquisition, UNICARE added Rush Prudential's existing networks to its proprietary networks in the greater Chicago area. The MethodistCare acquisition has enabled UNICARE to expand its product line by offering HMO and open-access products in the Gulf Coast and surrounding regions in Texas, including the greater Houston-Galveston metropolitan area.

        A large number of UNICARE members are served by third-party provider networks, which may lack the selectivity and discounts typical of the Company's proprietary networks. One of the Company's strategies for the expansion of its UNICARE operations is to continue building and acquiring proprietary network systems in certain geographies in order to provide a continuum of managed care products to various customer segments. As UNICARE expands its operations, it intends to build or acquire such network operations and, as appropriate, to replace or supplement the current third-party network arrangements. During the last several years, UNICARE has consolidated its third-party network relationships in an effort to further contain its administrative expenses.

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

Medical Management

        In order to promote quality improvement in its provider networks, WellPoint adopts medical management processes and guidelines that are intended to reduce unnecessary non-value added or inappropriate procedures and admissions and the costs associated therewith. The medical management systems seek to provide WellPoint's members access to quality care based on medical necessity where final coverage decisions are made by physicians. Other than for BCC's HMO and individual PPO products, WellPoint uses treatment guidelines, requires pre-admission approvals of hospital stays, concurrent review of certain admissions and retrospective reviews of physician practice patterns. Medical management also includes an outpatient program, with pre-authorization and retrospective review, ongoing supervision of inpatient and outpatient care of members, case management and discharge planning capacity. In its California HMO network, WellPoint permits PMGs to oversee most medical management for their respective medical groups under WellPoint's guidelines. Currently, substantially all of the PMGs in WellPoint's California HMO network have established committees to oversee medical management.

        In addition to the medical management services above, WellPoint offers certain health improvement programs, a high-risk pregnancy identification and management program and a nurse health information line to various members.

        For the Company's UNICARE managed care health plans, medical management is provided by UNICARE through the Company's subsidiary, CostCare, Inc. ("CCI"). As part of the GBO acquisition, the Company acquired CCI, which provided medical management services. The Company has integrated CCI's medical management and case management services into UNICARE offerings.

        Review of practice patterns may result in modifications and refinements to the PPO plan offerings and network contractual arrangements. In addition, WellPoint manages health care costs by periodically reviewing cost and utilization trends within its provider networks. The Company also periodically reviews high-cost procedures in an effort to create additional networks, such as its networks of home health agencies, which provide quality, cost-effective treatment by utilizing evidence based new technologies.

        In January 2003, BCC achieved full accreditation status for its PPO and excellent accreditation status for its commercial HMO/POS products from the National Committee for Quality Assurance ("NCQA"). Full and excellent accreditation are the highest ratings possible for these products, respectively. In January 2004, BCC was awarded full accreditation by the Utilization Review Accreditation Commission ("URAC"), a private organization providing voluntary accreditation of medical review entities, for its disease management programs, asthma, diabetes and congestive heart failure.

        In May 2003, Georgia Blue was awarded an excellent accreditation by NCQA for its HMO/POS and Platinum Medicare + Choice products. The Platinum Medicare + Choice product is no longer being offered by Georgia Blue in 2004. Georgia Blue's PPO product has a health network accreditation and health utilization management accreditation by the URAC. In addition, Georgia Blue has disease management accreditation from URAC for Georgia Blue's disease management organization programs. These accredited programs include diabetes, congestive heart failure, high-risk pregnancy and secondary cholesterol. The URAC accreditations are scheduled to be renewed in 2004 with an effective date of January 1, 2005.

        In May 2002, HMO Missouri, Inc. was awarded an excellent accreditation by NCQA for its HMO/POS products. The excellent accreditation was retained in 2003. In January 2003, RightCHOICE Managed Care, Inc. was awarded a full accreditation by URAC for its health utilization management and health network. In March 2003, HealthLink, Inc. and HealthLink HMO, Inc. were awarded a full accreditation by URAC for their health networks and HealthLink, Inc. was awarded a full accreditation by URAC for its workers' compensation network. In April 2003, HealthLink, Inc. was awarded a full accreditation by URAC for its health utilization management.

        In 2002, Blue Cross Blue Shield of Wisconsin's two largest HMOs, CompcareBlue and Unity, have received commendable and excellent NCQA accreditation, respectively. These accreditation ratings were retained in 2003.

        In July 2002, the Company's subsidiary, UNICARE Health Plans of the Midwest, Inc., was awarded a three-year excellent accreditation from the NCQA for its HMO product.

        CCI (which operates as UNICARE/CostCare) received full accreditation for its health utilization management from URAC. Additionally, CCI has received full accreditation from URAC for its health information line program and its disease management programs. These accredited disease management programs include asthma, chronic renal failure, congestive heart failure, depression, diabetes, hypertension and oncology (lung, breast and colorectal). This excellent accreditation was retained in 2003. CCI was one of the first companies to receive URAC accreditation for disease management.

        All NCQA accreditations are reviewed on an annual basis by NCQA.

Underwriting

        In establishing premium rates for its health care plans, WellPoint uses underwriting criteria based upon its accumulated actuarial data, with adjustments for factors such as claims experience, member mix and industry differences to evaluate anticipated health care costs. WellPoint's underwriting practices in the individual and small group market are subject to legislation in California, Georgia, Illinois, Missouri, Texas, Wisconsin and other states. Because UNICARE's members are in most states, the Company's underwriting practices, especially in the individual and small group market, are subject to a variety of legislative and regulatory requirements and restrictions. See "Government Regulation."

Quality Management

        Quality management for most of the Company's business is overseen by the Company's Healthcare Quality Assurance Department and is designed to ensure that necessary care is provided by qualified personnel. Depending on the local markets, quality management encompasses plan level quality performance, provider credentialing, monitoring medical group compliance with Company standards for medical records and medical offices, physician peer review, medical policy and a quality management committee.

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

Pharmacy Products

        WellPoint offers pharmacy services and pharmacy benefit management services to its members. WellPoint's pharmacy services incorporate features such as drug formularies (Company-developed lists of preferred, cost-effective drugs), a pharmacy network and maintenance of a prescription drug database and mail order capabilities. Pharmacy benefit management services provided by WellPoint include management of drug utilization through outpatient prescription drug formularies, retrospective review and drug education for physicians, pharmacists and members. In December 2000, the Company completed its acquisition of a mail-order pharmacy facility, which now operates under the name

PrecisionRx. As of December 31, 2003, WellPoint had approximately 31.2 million risk and non-risk pharmacy members. In February 2004, the Company introduced a new pharmacy benefit called Blue Freedom Rx, which is a reference pricing prescription drug benefit that will provide the Company's Blue plan members with different levels of pharmacy benefits based on the average price of a drug within a specific therapeutic class of prescription drugs, such as diabetes, hypertension and cholesterol. Blue Freedom Rx is currently available to Blue Cross and Blue Shield of Georgia members and the Company currently expects that this plan will be introduced to members in California, Missouri and Wisconsin later in 2004.

Dental Plans

        WellPoint's California dental plans include Dental Net and Golden West, its California dental HMOs, and Blue Cross Dental Select HMO, a hybrid plan, a dental PPO and traditional indemnity plans. The Company's dental products outside of California currently include dental PPOs in Michigan, Missouri, Georgia and Texas and almost all of the other states in which the Company operates and dental HMO and indemnity plans in Wisconsin. The Company's dental plans provide primary and specialty dental services, including orthodontic services, and as of December 31, 2003, served approximately 3.3 million dental members.

Life Insurance

        The Company offers life insurance (primarily term-life) and accidental death and dismemberment insurance to employers, generally in conjunction with the Company's health plans. The Company's various acquisitions over the last several years have expanded the Company's life insurance business both inside and outside of California. As of December 31, 2003, the Company provided life insurance products to approximately 3.1 million individuals.

Behavioral Health Plans

        WellPoint offers specialized behavioral health plans. These plans cover mental health and substance abuse treatment services on both an inpatient and an outpatient basis. In addition, the Company has implemented approximately 400 employee assistance and behavioral managed care programs for a wide variety of businesses throughout the United States. As of December 31, 2003, there were approximately 7.4 million members covered under WellPoint's behavioral health plans.

Disability Plans

        The Company offers short-term and long-term disability programs, usually in conjunction with the Company's health plans. As of December 31, 2003, the Company provided short-term or long-term disability coverage to approximately 603,000 individuals.

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

Workers' Compensation Insurance Products and Managed Care Services

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

        With its acquisition of Cobalt, the Company also provides workers' compensation insurance products and managed care services to employees in Wisconsin, Illinois and Iowa through its indirect wholly owned subsidiary, United Wisconsin Insurance Company.

Market Research and Advertising

        WellPoint conducts market research and advertising programs to develop products and marketing techniques tailored specifically to customer segments. WellPoint uses print and broadcast advertising to promote its health care plans. In addition, the Company engages in promotional activities with agents, brokers and consultants. WellPoint incurred costs of approximately $78.6 million, $76.3 million and $59.6 million on advertising for the years ended December 31, 2003, 2002 and 2001, respectively.

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

        The markets in which the Company operates outside of California are also highly competitive. Because of the many different markets in which the Company now serves members, the Company faces unique competitive pressures in regional markets as well as on a national basis. The Company competes with other companies that offer managed health care plans as well as traditional indemnity insurance products. Many of these companies have greater financial and other resources than the Company or greater market share on either a regional or national basis. As long as the Company continues to operate in various geographies throughout the nation, it will be subject to national competitive factors as well as unique competitive conditions that may affect the more localized markets in which the Company operates.

        WellPoint believes that significant factors in the selection of a managed health care plan by employers and individual members include price, the extent and depth of provider networks, flexibility and scope of benefits, quality of services, market presence, reputation (which may be affected by public rankings or accreditation by voluntary organizations such as NCQA and URAC) and financial stability. Over the last few years, a health plan's ability to interact with employers, members and other third parties (including health care professionals) via the Internet has become a more important competitive factor. In 2002 and 2003, the Company made significant technology investments to enhance its electronic interactions with third parties. In December 2003, the Company announced a new technology initiative designed to improve physician communications with patients and pharmacists. The initiative provides approximately 19,000 network physicians in California, Georgia, Missouri and Wisconsin with the opportunity to select two technology packages at no cost. The first package includes a hand-held electronic prescribing unit and software that will allow physicans to electronically generate prescriptions. The second package includes a desktop computer and printer to, among other things, facilitate on-line communication, including paperless submission of claims. The Company-incurred total cost of the program was approximately $36 million in 2003.

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

        Senate Bill 260 established a Financial Solvency Standards Board (the "Board") composed of the Director of the DMHC (the "Director") and seven members appointed by the Director. The Board reviews financial solvency matters affecting the delivery of health care services and recommends financial solvency requirements relating to plan operations, plan-affiliate operations and transactions, plan-provider contractual relationships and provider-affiliate operations and transactions. Every contract between a health care service plan and a risk-bearing organization (i.e., any provider group that provides services in exchange for fixed capitation payments) must include a requirement that the risk-bearing organization furnish financial information to the health care service plan. In addition, the health care service plan must disclose information to the risk-bearing organization that enables the organization to be informed regarding its financial risk. Plans must provide payment of all risk arrangements, excluding capitation payments, within 180 days after the close of each fiscal year. Risk-bearing organizations may not be at financial risk for the provision of health care services unless a particular contract provision allocating such risk has first been negotiated and agreed to between the health care service plan and the risk-bearing organization. In addition, no contract between a health care service plan and a risk-bearing organization may include any provision that requires a health care provider to accept rates or methods of payments unless the provisions have first been negotiated and agreed to between the plan and the risk-bearing organization.

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

        Assembly Bill 1455 ("AB 1455") imposes new time limits for the payment of uncontested covered claims and required health care service plans to pay interest on uncontested claims not paid promptly within the required time period. The DMHC has adopted, effective January 1, 2004, regulations implementing these provisions of the bill. AB 1455 also granted the DMHC additional authority to impose monetary penalties and other sanctions on health plans engaging in certain "unfair payment practices" (as defined in AB 1455).

        Senate Bill 168 ("SB 168"), which became effective January 1, 2002, prohibits publicly displaying an individual's social security number or printing an individual's social security number on any member identification card. Compliance with SB 168 is being phased in over periods extending to July 1, 2005.

        Senate Bill 1411 ("SB 1411") prohibits health plans that provide maternity coverage from imposing copayments or deductibles for inpatient hospital maternity services that exceed the most common amount of the copayment or deductible for inpatient services provided for other medical conditions. SB 1411 became effective on July 1, 2003.

        Senate Bill 1 ("SB 1"), which was signed into law in 2003, enacted the California Financial Information Privacy Act, which was intended to afford persons greater privacy protections than those provided in the federal Gramm-Leach-Bliley Act. The law generally permits use or disclosure, by financial institutions, including insurance companies, of personally identifiable financial information without the individual's consent only where necessary, usual or appropriate to conduct transactions involving the individual. The bill also requires certain disclosures by financial institutions of privacy practices. It becomes effective on July 1, 2004.

        Senate Bill 2 ("SB 2"), which was enacted in 2003, creates the State Health Purchasing Program, which will be administered by the Managed Risk Medical Insurance Board. The bill requires specified health benefits to be provided directly by employers or through the program. SB 2 requires the board to arrange health plan coverage for certain employers, who would be required to pay a fee for employee health coverage, except that employers who provide health care coverage meeting certain standards specified in the bill directly would receive a credit against the fee. The bill requires employees and dependents of large employers (employers with 200 or more employees) to be covered beginning January 1, 2006 and employees of medium employers (employers with 20 to 199 employees) to be covered beginning January 1, 2007, subject to certain conditions. Small employers (employers with fewer than 20 employees) would be exempt from the requirement to provide coverage and from the fee. The bill requires the board to determine the fee to be paid by employers, and provides that the associated employee contributions, which employers are required to collect from employees, may not exceed 20% of the employer fee. The fees, including the employee contributions, would be collected by the Employment Development Department and would be deposited in the newly created State Health Purchasing Fund. The fund would be continuously appropriated to the board for the purposes of the program. The bill authorizes the board to coordinate coverage under the program with coverage available under the Medi-Cal program, the Healthy Families Program and other public programs, and imposes various requirements on the board and the State Department of Health Services in that regard. The bill authorizes a loan from the California General Fund to the board for startup costs related to the State Health Purchasing Program, subject to appropriation by the California Legislature. The bill also enacted other related provisions. An initiative to repeal SB 2 is expected to be included in the ballot for California's general election in November 2004.

        In 2003, the California Legislature enacted legislation reducing rates paid for Medi-Cal coverage. Implementation of this legislation is being challenged by various groups, including some Medi-Cal managed care plans.

        The California Legislature has also adopted legislation that imposes restrictions on the categories of persons that may be involved in medical management activities and on the conduct of such activities. Various other newly adopted bills mandate coverage for certain benefits, such as the provision of oral contraceptives, and place further limitations on health plan operations.

Other States

        The Company's activities in other states are subject to state regulation applicable to the provision of managed health care services and the sale of traditional health indemnity insurance. As a result of the Company's various acquisitions, the Company and certain of its subsidiaries are also subject to regulation by the DOI in Delaware (which is the state of incorporation and domicile of UNICARE Life & Health Insurance Company, one of the Company's principal operating subsidiaries outside of California), Georgia, Illinois, Indiana, Missouri, Texas, Wisconsin and in most other states. If the Company expands its offering of managed care products in new geographic locations, it will be subject to additional regulation by governmental agencies applicable to the provision of health care services. The Company believes it is in compliance in all material respects with all current state regulatory requirements applicable to its business as presently conducted. However, changes in government regulations could affect the level of services that the Company is required to provide or the rates that the Company can charge for its health care products and services.

        As the Company continues to expand its operations outside of California, new legislative and regulatory developments in Delaware, Georgia, Illinois, Missouri, Texas, Wisconsin and various other states will have greater potential effect on the Company's financial condition, cash flows or results of operations. In 1999, the Georgia Legislature adopted several new bills, including one that requires managed care plans to offer coverage for services rendered by out-of-network providers and one that establishes a Consumers' Insurance Advocate with authority to review and comment upon matters pending before the Department of Insurance. Over the past few years, there has also been an increase in other states in proposed legislation regarding, among other things, mandated benefits, prompt payment of claims, health plan liability, third-party review of health plan coverage determinations and health plan relationships with providers. The Company expects that this trend of increased legislation will continue. These laws may have the effect of increasing the Company's health care services expense.

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

        In connection with the GBO acquisition, the Company entered into a reinsurance arrangement, on a 100% coinsurance basis, of the insured business of the GBO. This business includes a small number of insured persons in Canada covered by group policies issued to U.S.-based employers. As a result, the Company may be subject to certain rules and regulations of applicable Canadian regulatory agencies.

Federal

        A variety of federal laws have been adopted in the last several years affecting the Company's operations and a significant number of measures have also been proposed for future adoption. The following is a summary of the significant enacted measures as well as proposed measures.

        Medicare.    WellPoint's health benefits programs include products that are marketed to Medicare beneficiaries as a supplement to their Medicare coverage. These products, known generally as Medicare supplement policies, are subject to federal regulations intended to provide Medicare supplement customers with standard minimum benefits and levels of coverage and full disclosure of coverage terms and assure that fair sales practices are employed in the marketing of Medicare supplement coverage.

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

        As a result of the Cobalt acquisition, one of the Company's subsidiaries is currently the largest Medicare Part A fiscal intermediary in the nation, processing claims for providers in all 50 states. The laws and regulations governing fiscal intermediaries for the Medicare program are complex and subject to interpretation and can expose a fiscal intermediary to penalties for non-compliance. While the recently enacted Medicare reform legislation discussed below does provide for restrictions on liability, fiscal intermediaries may still be subject to criminal fines, civil penalties or other sanctions as a result of periodic audits or reviews. Other companies in this business have recently been subject to significant fines and censures for non-compliance. While the Company believes that it is in compliance in all material respects with the regulations governing fiscal intermediaries, there can be no assurances of this.

        Medicare Prescription Drug, Improvement and Modernization Act of 2003.    In December 2003, President Bush signed into law the Medicare Prescription Drug, Improvement and Modernization Act of 2003 ("MMA"). MMA included a number of potentially significant changes to the Medicare program, including the establishment of a two-year discount prescription drug card program and a Medicare prescription drug benefit. Both of these programs include voluntary participation by insurers and pharmacy benefit management companies. In addition, the MMA provides for restructuring the standard Medicare supplement plans and developing two new plans. MMA also adds preventive services, provides for increased payments to physicians and hospitals and generally revamps and expands private health plan participation in Medicare. MMA also includes provisions limiting the potential liability of Medicare intermediaries and allowing intermediaries to earn a profit. Except as noted in the following paragraph, most provisions of the new law do not take effect until 2006.

        As a result of MMA, in January 2004 CMS announced increased Medicare HMO payment rates. Participating insurers may use the new rates to enhance benefits or increase payments to physicians and other health care providers. It is currently expected that discount prescription drug cards will be available in April or May 2004 from endorsed sponsors. Under this program, insurer, pharmacy benefit manager ("PBM"), pharmacy or pharmaceutical manufacturer sponsors will give Medicare beneficiaries access to negotiated drug discounts for an annual fee (of $30 or less) until the Medicare prescription drug benefit (known as the "Part D" benefit) becomes available. The Company's PBM subsidiary, WellPoint Pharmacy Management, has applied to become a participating sponsor. The Company currently expects that CMS will announce endorsements in March 2004. MMA also authorized the establishment of health savings accounts ("HSAs"), which are flexible pre-tax, health savings options tied to a qualifying high deductible health plan. HSAs may be established on or after January 1, 2004. Any funds contributed to an HSA may be used to pay for certain qualified medical expenses. Similar to Individual Retirement Accounts, amounts contributed by or for an individual to an HSA belong to the individual and are not required to be used in the calendar year in which they are contributed to the HSA. The Company's various operating subsidiaries have introduced or expect to introduce high-deductible health plans for employers, employees and individuals that are intended to be offered in conjunction with the establishment of HSAs.

        Because of the many different provisions of MMA, until implementing regulations are published and the program's details more fully elaborated, the Company is unable to predict the potential effect of the new law on its results of operations or financial condition.

        HIPAA.    The Health Insurance Portability and Accountability Act of 1996 ("HIPAA") and the implementing regulations impose new obligations for issuers of health insurance coverage and health benefit plan sponsors. HIPAA requires certain guaranteed issuance and renewability of health coverage for individuals and small groups (generally 50 or fewer employees) and limits exclusions based on preexisting conditions. Most of the insurance reform provisions of HIPAA became effective for "plan years" beginning July 1, 1997.

        HIPAA also establishes new requirements regarding the confidentiality of patient health information and regarding standard formats for the transmission of health care data. In December 2000, the Department of Health and Human Services promulgated final regulations regarding the privacy of "protected health information" about individuals. These regulations became effective in April 2003. The rules, among other things, require that health plans give members a clear written explanation of how they intend to use, keep and disclose health information about members, prohibit health plans from conditioning payment or coverage on a member's agreement to disclose health information for other purposes and create federal civil and criminal penalties for health plans, providers and claims clearinghouses that knowingly and improperly disclose information or obtain information under false pretenses. Final regulations regarding the standard formats for the transmission of health care information became effective in October 2002. In December 2001, legislation was enacted that offered health entities the option of extending the date for compliance with these regulations until October 2003. The Company filed for and was granted such extension. In April 2003, the final rule adopting standards for the security of electronic protected health information became effective and a compliance date of April 2005 will be applicable to the Company.

        The Company, like many other entities in the health care industry, has incurred substantial expenditures as a result of the various HIPAA regulations, and expects that it will continue to incur expenditures in order to maintain compliance with the regulations. There can be no assurances that the Company will be able to maintain compliance with the HIPAA regulations or that other entities with which the Company interacts will be compliant.

        Balanced Budget Act.    In August 1997, President Clinton signed into law the Balanced Budget Act of 1997 (the "Balanced Budget Act"). The Balanced Budget Act included a number of measures affecting the provision of health care. The act placed restrictions on the variation in Medicare reimbursement amounts between counties and called for risk adjusters, which attempt to predict and reimburse for the health risk of individual Medicare enrollees. CMS has released proposed risk adjusters, which are currently expected to be implemented in phases through the year 2005. In addition, the Balanced Budget Act ostensibly expanded the managed health plan options available to Medicare enrollees to include PPO, POS and high-deductible health plans intended for MSAs. Regulations regarding these changes were adopted in June 1998. Finally, the Balanced Budget Act implemented certain changes with respect to Medicare supplement programs, including guaranteed coverage issues. Certain of the changes under the Balanced Budget Act could have the result of increasing the Company's costs. MMA will supersede various provisions of the Balanced Budget Act.

        Future Health Care Reform.    A number of legislative proposals have been made at the federal and state levels over the past several years. These proposals would, among other things, mandate benefits with respect to certain diseases or medical procedures, require plans to offer an independent external review of certain coverage decisions or establish health plan liability in a manner similar to the

California, Georgia and Texas legislation discussed above. There have also been proposals made at the federal level to implement greater restrictions on employer-funded health plans, which are generally exempted from state regulation by the Employee Retirement Income Security Act of 1974, as amended. During 2004, Congress may consider a proposal to authorize so-called association health plans ("AHPs"), which would allow small employers to associate for the purposes of obtaining health coverage. AHPs would be generally exempt from state insurance regulation and, as a result, could potentially have a significant competitive advantage over the small-employer group products currently offered by WellPoint's operating subsidiaries.

        WellPoint is unable to evaluate new legislation that may be proposed and when or whether any such legislation will be enacted and implemented. However, many of the proposals, if adopted, could have a material adverse effect on WellPoint's financial condition, cash flows or results of operations, while others, if adopted, could potentially benefit WellPoint's business.

Service Marks

        WellPoint and its subsidiaries have filed for registration of and maintain several service marks, trademarks and trade names at the federal level and in various states in which it operates. WellPoint and various of its operating subsidiaries are currently parties to license agreements with the Blue Cross and Blue Shield Association (the "BCBSA") which allow them to use the Blue Cross or Blue Shield names and marks in California, Georgia, Wisconsin and parts of Missouri with respect to WellPoint's health plan business. The BCBSA is a national trade association of Blue Cross and Blue Shield licensees. Each licensee is an independent legal organization and is not responsible for the obligations of other BCBSA member organizations. A Blue Cross or Blue Shield license requires payment of a fee to the BCBSA and compliance with various requirements established by the BCBSA, including the maintenance of specified minimum capital. The failure to meet such capital requirements can subject the Company to certain corrective action, while the failure to meet a lower specified level of capital can result in termination of the Company's license agreement with the BCBSA. Pursuant to the rules and license standards of the BCBSA, WellPoint has agreed to guarantee specified obligations to customers of certain of WellPoint's subsidiaries holding controlled affiliate licenses from the BCBSA. WellPoint considers the licensed Blue Cross and Blue Shield names and their registered service marks, trademarks and trade names important in the operation of its business.

Employees

        At December 31, 2003, WellPoint and its subsidiaries employed approximately 19,100 persons on a full-time basis. Approximately 141 of the Company's employees in the Sacramento, California area were covered by a collective bargaining agreement with the Office and Professional Employees International Union, Local 29 as of December 31, 2003. Approximately 198 of the Company's office clerical employees in the greater Detroit, Michigan area were covered by a collective bargaining agreement with the International Brotherhood of Teamsters, Chauffeurs, Warehousemen and Helpers of America, Local No. 614 as of January 31, 2004. Approximately 190 of the Company's employees in Milwaukee, Wisconsin were covered by a collective bargaining agreement with the Office and Professional Employees International Union, Local 9 as of December 31, 2003. WellPoint believes that its relations with its employees are good, and it has not experienced any work stoppages.

Executive Officers of the Registrant

        Leonard D. Schaeffer, age 58, has been Chairman of the Board of Directors and Chief Executive Officer of the Company since August 1992. Mr. Schaeffer served as Chief Executive Officer of Blue Cross of California from 1986 to 2002 and has served as Chairman of its Board of Directors since 1989. From 1982 to 1986, Mr. Schaeffer served as President of Group Health, Inc., an HMO in the midwestern United States. Prior to joining Group Health, Inc., Mr. Schaeffer was the Executive Vice

President and Chief Operating Officer of the Student Loan Marketing Association, a financial institution that provides a secondary market for student loans, from 1980 to 1981. From 1978 to 1980, Mr. Schaeffer was the Administrator of the Health Care Financing Administration (now known as CMS), which administers the federal Medicare and Medicaid programs. Mr. Schaeffer serves as a director of Allergan, Inc. and Amgen, Inc.

        Dennis Mark Weinberg, age 51, has been Executive Vice President and Chief Development Officer since February 2002. From March 1999 until February 2002, he was Executive Vice President, Individual and Small Group Division of the Company. From October 1995 until March 1999, he served as Executive Vice President, UNICARE Businesses of the Company. From August 1992 until May 1996, Mr. Weinberg served as a director of the Company. From February 1993 to October 1995, Mr. Weinberg was Executive Vice President, Consumer and Specialty Services of the Company. Prior to February 1993, Mr. Weinberg was Executive Vice President of Blue Cross of California's Consumer Services Group from December 1989 to February 1993 and was Senior Vice President of Individual and Senior Services of Blue Cross of California from April 1987 to December 1989. From 1981 to 1987, Mr. Weinberg held a variety of positions at Touche Ross & Co. From 1976 to 1981, Mr. Weinberg was general manager for the CTX Products Division of PET, Inc.

        Joan E. Herman, age 50, joined the Company in June 1998 as Executive Vice President, Specialty Division. From April 1999 until March 2000, Ms. Herman was Executive Vice President, Senior and Specialty Businesses. Since March 2000, Ms. Herman has been Executive Vice President, Senior, Specialty and State-Sponsored Programs Division. From 1982 until joining the Company, Ms. Herman was with Phoenix Life Insurance Company (formerly Phoenix Home Life Mutual Insurance Company), a mutual insurance company, most recently serving as Senior Vice President. Ms. Herman is a member of the Society of Actuaries and the American Academy of Actuaries.

        David S. Helwig, age 47, has been Executive Vice President, Blue Cross of California Businesses since February 2002. From March 2001 until February 2002, he was Executive Vice President, Large Group Division of the Company. From May 2000 until March 2001, Mr. Helwig was Senior Vice President, Western Region, Large Group Businesses of the Company and from March 1999 until May 2000, Mr. Helwig served as Senior Vice President and Chief Actuary for the Company. From 1995 until March 1999, Mr. Helwig served as Senior Vice President of Individual and Small Group Services for the Company and from May 1994 until 1995, Mr. Helwig was Senior Vice President of Consumer Services for CaliforniaCare Health Plans, a subsidiary of the Company. From 1991 to May 1994, Mr. Helwig was Senior Vice President and Chief Actuary of Blue Cross of California and from February 1993 until May 1994, Mr. Helwig also served as Chief Financial Officer and Treasurer of Blue Cross of California.

        Rebecca Kapustay, age 52, has been Executive Vice President, Blue Cross Blue Shield of Wisconsin and Chief Executive Officer of Cobalt Corporation since October 2003. From January 2003 to October 2003, Ms. Kapustay served as Executive Vice President, Central Services. From March 2001 until January 2003, she served as Executive Vice President, Blue Cross Blue Shield of Georgia. From 1979 until 1992, Ms. Kapustay held various positions with Blue Cross of California of increasing responsibility in both operations and data processing. From 1993 until April 1994, Ms. Kapustay was General Manager of the Company and from May 1994 until 2000, Ms. Kapustay held various positions with the Company including Senior Vice President, California Operations and more recently Senior Vice President, Large Group Services.

        John A. O'Rourke, age 60, has been Executive Vice President, Central Business Region since February 2002. From February 1997 until January 2002, Mr. O'Rourke was Chairman and Chief Executive Officer of RightCHOICE Managed Care, Inc. From January 1985 until joining RightCHOICE, Mr. O'Rourke was President and Chief Executive Officer of HealthLink. Prior to

joining HealthLink, Mr. O'Rourke was Deputy Director of the Office of HMOs in the U.S. Department of Health and Human Services.

        David C. Colby, age 50, has been Executive Vice President and Chief Financial Officer since September 1997. From April 1996 until joining the Company, Mr. Colby was Executive Vice President and Chief Financial Officer and a director of American Medical Response, Inc., a health care services company focusing on ambulance services and emergency physician practice management. From July 1988 until March 1996, Mr. Colby was with Columbia/HCA Healthcare Corporation, most recently serving as Senior Vice President and Treasurer. From September 1983 until July 1988, Mr. Colby was Senior Vice President and Chief Financial Officer of The Methodist Hospital in Houston, Texas. Mr. Colby serves as a director of Ardent Health Services LLC.

        Thomas C. Geiser, age 53, has been Executive Vice President, General Counsel and Secretary of the Company since May 1996. From July 1993 until May 1996, Mr. Geiser held the position of Senior Vice President, General Counsel and Secretary. Prior to joining the Company, he was a partner in the law firm of Brobeck, Phleger & Harrison from June 1990 to June 1993 and a partner in the law firm of Epstein Becker Stromberg & Green from May 1985 to May 1990. Mr. Geiser joined the law firm of Hanson, Bridgett, Marcus, Vlahos & Stromberg as an associate in March 1979 and became a partner in the firm, leaving in May 1985.

        Woodrow A. Myers, Jr., M.D., age 50, has been Executive Vice President, Chief Medical Officer of the Company since September 2000. From 1995 until September 2000, he served as Director, Healthcare Management of Ford Motor Company. From 1991 until 1995, Dr. Myers served as Senior Vice President and Corporate Medical Director of The Associated Group (now known as Anthem Blue Cross Blue Shield). From 1990 to 1991, Dr. Myers was the Commissioner of Health for the City of New York. Dr. Myers serves as a director of Somnus Medical Technologies, Inc.

        Alice F. Rosenblatt, age 55, has been Executive Vice President, Actuarial and Integration Planning and Implementation, and Chief Actuary of the Company since March 2002. From May 2000 to February 2002, she was Senior Vice President, Actuarial and Integration Planning and Implementation and Chief Actuary of the Company. From March 1999 to May 2000, Ms. Rosenblatt was Senior Vice President, Integration Planning and Implementation of the Company. From August 1998 to February 1999, she was Senior Vice President, Mergers and Acquisitions Integration and from October 1996 to July 1998, she was Senior Vice President, Chief Actuary of the Company. From February 1994 until September 1996, Ms. Rosenblatt was a partner with Coopers & Lybrand LLP. From May 1989 until December 1993, Ms. Rosenblatt served as the Senior Vice President and Chief Actuary of Blue Cross Blue Shield of Massachusetts. From 1987 until 1989, Ms. Rosenblatt served as the Chief Actuary and Senior Vice President of Blue Cross of California's health maintenance organization and group services.

        Ronald J. Ponder, Ph.D., age 61, has been Executive Vice President and Chief Information Officer since July 2002. From April 1999 to June 2002, Dr. Ponder served as President and Chief Executive Officer and a director of Telecom, Media & Networks Americas, a Cap Gemini Ernst & Young company. Prior to that, Dr. Ponder was President and Chief Executive Officer of BDSI, Inc. from November 1997 to April 1999. Dr. Ponder has also held senior officer positions at Sprint and Federal Express. Dr. Ponder serves as a director of Lincoln National Corporation.

        John S. Watts, Jr., age 44, has been Executive Vice President, Blue Cross Blue Shield of Georgia since January 2003. From March 2001 to January 2003, Mr. Watts served as Senior Vice President for Blue Cross Blue Shield of Georgia's Large Group Division. From February 2000 to March 2001, Mr. Watts served as Acting Senior Vice President, UNICARE commercial accounts for the Company's Large Group Division, eastern, southern and central regions. Prior to that, Mr. Watts was General Manager of Blue Cross of California's Large Group Services, key and major accounts serving employer groups of 51 to 2,000 employees. Mr. Watts joined Blue Cross of California in 1995 as regional director responsible for the Los Angeles sales office.

        Gene Householter, age 49, has been Executive Vice President, Central Services of the Company since October 2003. From 2001 until September 2003, he was Senior Vice President, Large Group Operations of Blue Cross of California, a subsidiary of the Company. From 2000 until 2001, Mr. Householter was Senior Vice President, Large Group Public Entities of the Company. From 1994 until 2000, Mr. Householter was General Manager, Public Entities of Blue Cross of California and from 1990 until 1994, Mr. Householter was Vice President, Large Group Underwriting of Blue Cross of California.

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

        During the quarter ended September 30, 1998, the Company received a private letter ruling from the IRS with respect to the treatment of certain payments made at the time of the Recapitalization and the acquisition of the commercial operations of BCC. The ruling allowed the Company to deduct as an ordinary and necessary business expense the $800.0 million cash payment made by BCC in May 1996 to one of two newly formed charitable foundations. As a result of and in reliance on the ruling, the Company experienced a reduction in its income tax expense of $85.5 million and the Company reduced its goodwill resulting from the Recapitalization by $194.5 million during the year ended December 31, 1998. The Company filed for refund claims of approximately $198.6 million of previous year income tax payments and reduced income tax payments during 1998 and 1999 by approximately $81.4 million. In August 1999, the Company received a cash refund (including applicable accrued interest) of approximately $183.0 million, which was reflected in the statement of cash flows for such year. The Company has refund claims pending of approximately $39.3 million (excluding interest).

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

Federal and State Health Care Regulation; Legislative Reform; Activities as Government Contractor

        WellPoint's operations are subject to substantial regulation by federal, state and local agencies. Such regulation may either relate to the Company's business operations or to the financial condition of regulated subsidiaries. With regard to the Company's business operations, regulation typically covers prescribed benefits, prompt payment of claims, relationships with providers, marketing, advertising, privacy of member information, medical management, quality assurance and member grievance resolution. With regard to the financial condition of regulated subsidiaries, regulation typically governs the amount of capital required to be retained in such subsidiaries and the ability of such subsidiaries to pay dividends. From time to time, the Company and its subsidiaries receive requests for information from regulatory agencies or are notified that such agencies or other officials are conducting reviews, investigations or other proceedings with respect to certain of the Company's activities. There can be no assurance that any past or future regulatory action by any such agencies will not have a material adverse effect on the profitability or marketability of WellPoint's health plans, the Company's ability to access capital from the operations of its regulated subsidiaries or on its financial condition, cash flows or results of operations. See "Government Regulation" for an additional discussion of federal and state laws and regulations affecting the Company's business operations.

        In addition to capital requirements imposed by the DMHC and certain Departments of Insurance, the Company and its BCBSA-licensed affiliates are required to maintain certain levels of capital to satisfy BCBSA requirements. During 1998, the National Association of Insurance Commissioners (the "NAIC"), the trade association representing state insurance regulators, adopted a risk-based capital formula for licensed managed care organizations now called Health Risk-Based Capital ("HRBC"). The NAIC also approved an accompanying Risk-Based Capital for Health Organizations Model Act (the "Model Act"), which serves as a model for states considering enacting new legislation. The BCBSA adopted the HRBC formula effective as of December 31, 1999. The minimum capital requirements under the Model Act have not had a material impact on the Company, although there can be no assurances that new minimum capital requirements will not increase the Company's capital requirements in the future. During the first quarter of 2004, the Company made a capital contribution of $1.2 million to UNICARE Health Insurance Company of the Midwest, Inc., a Company subsidiary, in order to bring its risk-based capital to the company action level threshold contained in the applicable minimum risk-based capital requirements.

        The health care industry has become the subject of greater legislative and media scrutiny in recent years. In 1999, California adopted a considerable number of health care reform measures, including legislation providing for health plan liability and independent review of health plan decisions. See "Government Regulation." An increasing number of proposals are being considered by the United

States Congress and state legislatures relating to health care reform and the Company expects that some of such proposals will be enacted. During 2004, the United States Congress may consider adoption of legislation to authorize AHPs, which could have a material adverse effect on the Company's small employer group business. There can be no assurance that recently enacted or future legislation will not have a material adverse impact on WellPoint's health care services expense, financial condition, cash flows or results of operations.

        The Company provides insurance products to Medi-Cal beneficiaries in various California counties under contracts with the DHS (or a delegated local agency) and to Medicare beneficiaries in certain states. The Company also provides Medicaid products to beneficiaries in West Virginia, Virginia, Massachusetts, Wisconsin, Puerto Rico and other states and provides administrative services to CMS in various capacities (including serving as the largest Medicare Part A fiscal intermediary). There can be no assurance that acting as a government contractor in these circumstances will not increase the risk of heightened scrutiny by such government agencies, or that the profitability from this business will not be adversely affected by inadequate premium rate increases due to governmental budgetary issues. Future actions by any regulatory agencies may have a material adverse effect on the Company's business.

        As a result of the PrecisionRx transaction completed in December 2000, one of the Company's subsidiaries conducts business as a mail order pharmacy. The pharmacy business is subject to extensive federal, state and local regulations that are in many instances different from those under which the Company's traditional health care businesses operate. The failure to properly adhere to these and other applicable regulations could result in the imposition of civil and criminal penalties, which could adversely affect the Company's results of operations or financial condition. In addition, pharmacies are exposed to risks inherent in the packaging and distribution of pharmaceuticals and other health care products. Although the Company currently maintains and intends to continue to maintain professional liability insurance, there can be no assurances that the coverage limits under such insurance programs will be adequate to protect against future claims or that the Company will be able to maintain insurance on acceptable terms in the future.

        One of the Company's wholly owned subsidiaries operates as a pharmacy benefit manager ("PBM") under the trade name WellPoint Pharmacy Management. The PBM industry faces a number of risks and uncertainties in addition to those facing the Company's core health plan business. Such risks and uncertainties include the application of federal and state anti-remuneration laws (generally known as "anti-kickback" laws), whether PBMs operate as fiduciaries under the Employee Retirement Income Security Act of 1974, as amended ("ERISA"), and are in compliance with their fiduciary obligations under ERISA in connection with the development and implementation of items such as formularies, preferred drug listings and therapeutic intervention programs, and potential liability regarding the use of patient-identifiable medical information. In addition, a number of federal and state legislative proposals are being considered that could affect a variety of PBM industry practices, such as the receipt of rebates from pharmaceutical manufacturers. The Company believes that its PBM business is currently being conducted in compliance in all material respects with applicable legal requirements. However, there can be no assurance that the Company's PBM business will not be subject to challenge under various laws and regulations, or that any such challenge will not have a material adverse effect upon the Company's results of operations or financial condition. In addition, future legislative enactments affecting the PBM industry could have a material adverse effect upon the Company's results of operations and financial condition.

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

        In May 2000, the California Medical Association filed a lawsuit in U.S. district court in San Francisco against BCC. The lawsuit alleges that BCC violated the Racketeer Influenced and Corrupt Organizations Act ("RICO") through various misrepresentations to and inappropriate actions against health care providers. In late 1999, a number of class-action lawsuits were brought against several of the Company's competitors alleging, among other things, various misrepresentations regarding their health plans and breaches of fiduciary obligations to health plan members. In August 2000, the Company was added as a party to Shane v. Humana, et al., a class-action lawsuit brought on behalf of health care providers nationwide. In addition to the RICO claims brought in the California Medical Association lawsuit, this lawsuit also alleges violations of ERISA, federal and state "prompt pay" regulations and certain common law claims. In October 2000, the federal Judicial Panel on Multidistrict Litigation issued an order consolidating the California Medical Association lawsuit, the Shane lawsuit and various other pending managed care class-action lawsuits against other companies before District Court Judge Federico Moreno in the Southern District of Florida for purposes of the pretrial proceedings. In March 2001, Judge Moreno dismissed the plaintiffs' claims based on violation of RICO, although the dismissal was made without prejudice to the plaintiffs' ability to subsequently refile their claims. Judge Moreno also dismissed, with prejudice, the plaintiffs' federal prompt pay law claims. On March 26, 2001, the plaintiffs filed an amended complaint in its lawsuit, alleging, among other things, revised RICO claims and violations of California law. On May 3, 2001, the defendants filed a motion to dismiss this amended complaint. On May 9, 2001, Judge Moreno issued an order requiring that all discovery in the litigation be completed by December 2001, with the exception of discovery related to expert witnesses, which was to be completed by March 15, 2002. In June 2001, the federal Court of Appeals for the 11th Circuit issued a stay of Judge Moreno's discovery order, pending a hearing before the Court of Appeals on the Company's appeal of its motion to compel arbitration (which had earlier been granted in part and denied in part by Judge Moreno). The hearing was held in January 2002 and, in March 2002, the Court of Appeals panel issued an opinion affirming Judge Moreno's earlier action with respect to the motion to compel arbitration. The Company filed a motion requesting a rehearing of the matter before the entire 11th Circuit Court of Appeals, which motion was denied by the 11th Circuit Court of Appeals in June 2002. On July 29, 2002, Judge Moreno issued an order providing that discovery in the case would be allowed to re-commence on September 30, 2002. On September 26, 2002, Judge Moreno issued an additional order certifying a nationwide class of physicians in the Shane matter, setting a trial date in May 2003 and ordering the parties to participate in non-binding mediation. In October 2002, the defendants, among other things, moved to compel arbitration of most claims (which motion was granted in part in September 2003). In October 2002, the Company also filed a motion with the 11th Circuit Court of Appeals seeking to appeal Judge Moreno's class-certification order. The motion was granted. The 11th Circuit heard oral argument on September 11, 2003 on the Company's appeal. A mediator has been appointed by Judge Moreno and the parties are currently conducting court-ordered mediation. In January 2004, Judge Moreno set a new trial date in

September 2004 and extended the deadline for discovery to March 31, 2004, which may be further extended.

        In March 2002, the American Dental Association and three individual dentists filed a lawsuit in U.S. district court in Chicago against the Company and BCC. This lawsuit alleges that WellPoint and BCC engaged in conduct that constituted a breach of contract under ERISA, trade libel and tortious interference with contractual relations and existing and prospective business expectancies. The lawsuit seeks class-action status. The Company filed a motion (which was granted in July 2002) with the federal Judicial Panel on Multidistrict Litigation requesting that the proceedings in this case be consolidated with a similar action brought against other managed care companies that has been consolidated with the Shane lawsuit. The case is currently stayed.

        In May 2003, a lawsuit entitled Thomas, et al. v. Blue Cross and Blue Shield Association, et al. was filed in the U.S. District Court in the Southern District of Florida. The attorneys representing the plaintiffs in the lawsuit are primarily the attorneys representing the plaintiffs in the Shane litigation described above. The defendants in Thomas are the Company's Blue Cross and Blue Shield-licensed subsidiaries, the BCBSA and all of the other current Blue Cross and Blue Shield licensees. The lawsuit alleges that each of the defendants engaged in similar activities and conduct as that alleged in the Shane litigation. The case has been assigned to Judge Moreno. The defendants have moved to compel arbitration and to dismiss the complaint.

        In July 2001, two individual physicians seeking to represent a class of physicians, hospitals and other providers brought suit in the Circuit Court of Madison County, Illinois against HealthLink, Inc., which is now a subsidiary of the Company as a result of the acquisition of RightCHOICE. The physicians allege that HealthLink breached the contracts with these physicians by engaging in the practices of "bundling" and "down-coding" in its processing and payment of provider claims. The relief sought includes an injunction against these practices and damages in an unspecified amount. This litigation was dismissed without prejudice at the request of the plaintiffs in February 2003. A similar lawsuit was brought by physicians (including one of the physicians in the case described above) in the same court in Madison County, Illinois, on behalf of a nationwide class of providers who contract with Blue Cross and Blue Shield plans against the BCBSA and another Blue Cross Blue Shield plan. The complaint recites that it is brought against those entities and their "unnamed subsidiaries, licensees, and affiliates," listing a large number of Blue Cross and Blue Shield plans, including "Alliance Blue Cross Blue Shield of Missouri." The plaintiffs also allege that the plans have systematically engaged in practices known as "short paying," "bundling" and "down-coding" in their processing and payment of subscriber claims. Blue Cross Blue Shield of Missouri has not been formally named or served as a defendant in this lawsuit. The BCBSA was dismissed as a defendant in this lawsuit in August 2002. In early 2004, a class of providers in Illinois was certified. The certified class does not include any Illinois providers that contract with the Company.

        On March 26, 2003, a lawsuit entitled Irwin v. AdvancePCS, et al. was filed in the California Superior Court in Alameda County, California. WellPoint and certain of its wholly owned subsidiaries are named as defendants in the lawsuit. The complaint alleges that the defendants violated California Business and Professions Code Section 17200 by engaging in unfair, fraudulent and unlawful business practices. The complaint alleges, among other things, that pharmacy benefit management companies (such as the Company's subsidiary that does business under the tradename WellPoint Pharmacy Management) engage in unfair practices such as negotiating discounts in prices of drugs from pharmacies and negotiating rebates from drug manufacturers and retaining such discounts and rebates for their own benefit. The complaint also alleges that drugs are included in formularies in exchange for rebates and that the defendants charge patient co-payments that exceed the actual cost of generic drugs.

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

        In October 2003, a lawsuit entitled Solomon, et al. v. Cigna, et al. was filed in the U.S. District Court in the Southern District in Florida. The Company is a named defendant in this lawsuit, although the Company has not yet been served. This lawsuit is also a putative class action brought on behalf of chiropractors, podiatrists and certain other types of health care practitioners nationwide. This lawsuit also alleges that the defendants engaged in similar activities and conduct as that alleged in the Shane litigation. On December 15, 2003, this lawsuit was transferred to Judge Moreno, and the case was consolidated with the Knecht lawsuit for pre-trial purposes. Both of these cases are currently stayed. In December 2003, the plaintiffs in Solomon, et al. v. Cigna, et al. filed a similar lawsuit against the Company, the Company's Blue Cross and Blue Shield-licensed subsidiaries, the BCBSA and all of the other current Blue Cross and Blue Shield licensees. The lawsuit is entitled Solomon, et al. v. Blue Cross and Blue Shield Association, et al. and was filed in the U.S. District Court in the Southern District in Florida. On January 7, 2004, this lawsuit was transferred to Judge Moreno. On March 9, 2004, Judge Moreno issued an order restoring this case to the active docket and placing it on a coordinated track with the Thomas lawsuit.

        The financial and operational impact that these and other evolving theories of recovery will have on the managed care industry generally, or the Company in particular, is at present unknown.

        In August 2003, the Company received a Grand Jury subpoena from the United States Attorney's office in the District of Maryland requesting various documents relating to the CareFirst transaction (see "Recent Completed Transactions and Pending Transactions" above). The Company has responded to the request and intends to cooperate fully with the United States Attorney's office. The Company has no reason to believe it is a target of the proceedings.

Pending Merger With Anthem

        On October 26, 2003, WellPoint entered into a merger agreement with Anthem. The consideration to be received by the stockholders of WellPoint will be composed of $23.80 in cash and one share of Anthem common stock per share of WellPoint Common Stock. Based on the closing price of Anthem's common stock on October 24, 2003, the transaction was valued at approximately $16.4 billion. Upon completion of this transaction, WellPoint will merge into a wholly owned subsidiary of Anthem and Anthem will change its name to WellPoint, Inc. The Company currently expects the transaction to close by mid-2004.

        Completion of the Company's pending merger with Anthem is contingent upon, among other things, receipt of necessary approvals from certain federal and state agencies and from the stockholders of both companies on or before November 30, 2004. Broad latitude in administering the applicable regulations is given to the federal and state agencies from which WellPoint and Anthem must seek approvals. There can be no assurance that the companies will obtain these approvals. As a condition to approval of the transaction, regulatory agencies may seek to impose requirements or limitations or costs on the way that the combined company conducts business after consummation of the transaction. If the Company or Anthem were to agree to any material requirements or limitations in order to obtain any necessary approvals, such requirements or limitations or additional costs could adversely affect the combined company's ability to integrate the operations of the Company with those of Anthem, and could result in a material adverse effect on the combined company's revenues or results of operations.

        Achieving the anticipated benefits of the merger will depend in part upon whether the two companies integrate their businesses in an efficient and effective manner. Although both companies have substantial experience in integrating acquired businesses, neither company has previously undertaken an integration project of this magnitude. In particular, the necessity of coordinating geographically separated organizations and addressing possible differences in corporate cultures and management philosophies may increase the difficulties of integration. Because of the complex nature of the integration process, WellPoint cannot provide any assurances regarding the ultimate success of these integration activities. In addition, the combined company will likely incur considerable expenditures with respect to, among other things, transaction expenses, employee change-in-control payments and the integration of their various information systems.

        A stockholder class action lawsuit was filed in the Superior Court of Ventura County, California on October 28, 2003 against the Company and its board of directors. The lawsuit, which is entitled Abrams v. WellPoint Health Networks Inc., et al., alleges that the Company's directors breached their fiduciary duties to stockholders by approving an Agreement and Plan of Merger with Anthem while in possession of non-public information regarding the Company's financial results for the third quarter of 2003. The lawsuit seeks to enjoin the Company from consummating the merger with Anthem, unless the Company adopts and implements a process for obtaining the highest possible price for stockholders, and to rescind any terms of the Agreement and Plan of Merger that have already been implemented. The Company believes the lawsuit is without merit and intends to vigorously contest it.

Indebtedness from Completed and Future Acquisitions; Statutory Capital Requirements; Investment Assets

        In connection with the RightCHOICE, Cerulean and Cobalt transactions, the Company incurred significant additional indebtedness to fund the cash payments made to the acquired companies' stockholders. In addition, the Company may incur additional indebtedness to fund some or all of the cash payments to be made in connection with potential future acquisitions. This existing or new indebtedness may result in a significant percentage of the Company's cash flow being applied to the payment of interest, and there can be no assurance that the Company's operations will generate sufficient future cash flow to service this indebtedness. The Company's current indebtedness, as well as any indebtedness that the Company may incur in the future (such as indebtedness incurred to fund repurchases of its Common Stock or to fund potential future transactions), may adversely affect the Company's ability to finance its operations and could limit the Company's ability to pursue business opportunities that may be in the best interests of the Company and its stockholders.

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

Health Care Costs and Premium Pricing Pressures

        The Company's future profitability will depend in part on its ability to accurately predict health care costs and to manage future health care costs through underwriting criteria, medical management, product and benefit design and negotiation of favorable provider and hospital contracts. Changes in utilization rates, demographic characteristics, the regulatory environment and health care practices, inflation, new pharmaceuticals/technologies, clusters of high-cost cases and numerous other factors are beyond the control of any health plan provider and may adversely affect WellPoint's ability to predict and manage health care costs and claims as well as WellPoint's financial condition, results of operations or cash flows. Periodic renegotiations of hospital and other provider contracts, coupled with continued consolidation of physician, hospital and other provider groups, may result in increased health care costs and limit the Company's ability to negotiate favorable rates. In recent years, large physician practice management companies have experienced extreme financial difficulties (including bankruptcy), which may subject the Company to increased credit risk related to provider groups and cause the Company to incur duplicative health care services expense.

        In addition to the challenge of managing health care costs, the Company faces competitive pressure to contain premium prices. While health plans compete on the basis of many factors, including service and the quality and depth of provider networks, the Company expects that price will continue to be a significant basis of competition. Fiscal concerns regarding the continued viability of programs such as Medicare and Medicaid may cause decreasing reimbursement rates for government-sponsored programs. Any limitation on the Company's ability to increase or maintain its premium levels, design products, implement underwriting criteria or negotiate competitive provider contracts may adversely affect the Company's financial condition or results of operations.

Integration of Acquisitions; Geographic Expansion Strategy; Future Acquisitions

        One component of the Company's business strategy has been to diversify into new geographic markets, particularly through strategic acquisitions. These businesses, some of which include substantial indemnity-based insurance operations, have experienced varying profitability or losses in recent periods. The Company has completed a number of significant acquisitions since 1996. Since the relevant dates of acquisition, the Company has worked extensively on the integration of the acquired MMHD, GBO, Rush Prudential, Cerulean, RightCHOICE and MethodistCare businesses. The Company has also completed significant work on the integration of the Cobalt and Golden West businesses. Consolidation of these acquired operations into the Company's operations requires considerable expenditures and a significant amount of management time. The Company has incurred and will, among other things, need to continue to incur considerable expenditures for provider networks, distribution channels and information systems in addition to the costs associated with the integration of these acquisitions. Due to the complex nature of the merger integration process, particularly the information systems designed to serve these businesses, the Company may temporarily experience increases in claims inventory or other service-related issues that may negatively affect the Company's relationship with its customers and contribute to increased attrition of such customers. The Company's results of operations could be adversely affected if the Company experiences such problems. The success of these acquisitions will, among other things, also require the integration of a significant number of the employees into the Company's existing operations and the completion of the integration of separate information systems. No assurances can be given regarding the ultimate success of the integration of these acquisitions into the Company's business or regarding the ability of the Company to maintain or improve the results of operations of the acquired businesses.

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

        Regarding potential future acquisitions, the Company's market share in new markets may not be as significant, and its provider networks may not be as extensive, as in California, Georgia, Missouri and Wisconsin, and the Company may not have the benefit of the Blue Cross or Blue Shield names and marks, which are important components of its success in California, Georgia, Missouri and Wisconsin. The Company no longer has the benefit of the MassMutual, John Hancock or Rush Prudential trade names. There can be no assurance that the absence of one or more of these elements will not adversely affect the success of the Company's geographic expansion strategy.

        The Company actively considers acquisition opportunities on a regular basis, both in connection with its geographic expansion strategy and its California operations. The Company currently has no existing agreements or commitments regarding any material transaction, other than the merger agreement with Anthem. There can be no assurance that the Company will be able to consummate the Anthem transaction or identify acquisition candidates available for sale at reasonable prices or consummate any acquisition or that any discussions will result in an acquisition. Any such acquisitions may require significant additional capital resources and there can be no assurance that the Company will have access to adequate capital resources to effect such future acquisitions. To the extent that the Company consummates acquisitions, there can be no assurance that such acquisitions will be successfully integrated into the Company or that such acquisitions will not adversely affect the Company's results of operations, cash flows and financial condition.

        Prior to the Company's acquisition of the GBO, John Hancock Mutual Life Insurance Company ("John Hancock") entered into a number of reinsurance arrangements with respect to personal accident insurance and the occupational accident component of workers' compensation insurance, a portion of which was originated through a pool managed by Unicover Managers, Inc. Under these arrangements, John Hancock assumed risks as a reinsurer and transferred certain of such risks to other companies. These arrangements have become the subject of disputes, including a number of legal proceedings to which John Hancock is a party. The Company is currently in arbitration with John Hancock regarding these arrangements. The Company believes that it has a number of defenses to avoid any ultimate liability with respect to these matters and believes that such liabilities were not transferred to the Company as part of the GBO acquisition. However, if the Company were to become subject to such liabilities, the Company could suffer losses that might have a material adverse effect on its financial condition, results of operations or cash flows.

State Budget Deficits

        As a result of the general nationwide economic downturn, many states are currently experiencing budget deficits. State legislators are exploring a variety of alternatives to address this situation. In order to address the budget shortfalls, various states may propose reductions in payments received by Medicaid managed care providers such as the Company. For instance, the California Legislature in 2003 enacted legislation reducing rates paid for Medi-Cal (California's Medicaid program) coverage. Alternatively, state legislators may seek to impose greater state taxes. Any significant reduction in payments received by the Company in connection with its Medicaid managed care business could have a material adverse effect on the Company's results of operations or financial condition. Additionally, any increase in state taxes could prolong or exacerbate the current economic downturn, which could in turn have a material adverse effect on the Company's results of operations or financial condition. Budget cutbacks could also result in reduced employment levels in public sector accounts for which the Company provides insured or administrative services products or could result in public sector accounts switching from insured products to administrative services products.

Competition

        Managed health care organizations operate in a highly competitive environment that is subject to significant change due to legislative reform, business consolidations, new strategic alliances, aggressive marketing practices by other managed health care organizations, the development of companies offering Internet-based connections between providers, employers and members and other market pressures. A significant portion of the Company's operations are in California, where the managed health care industry is especially competitive. In addition, the managed health care industry in California has undergone significant changes in recent years, including substantial consolidation. Outside of California, the Company faces competition from other regional and national companies, many of which have (or due to future consolidation, may have) significantly greater financial and other resources and market share than the Company. If competition were to further increase in any of its markets (including competition from market entrants offering Internet-based products and services), WellPoint's financial condition, cash flows or results of operations could be materially adversely affected.

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

Employee Matters

        The Company is dependent on retaining existing employees, attracting and retaining additional qualified employees to meet its current and future needs and achieving productivity gains from the Company's investment in technology. The Company faces intense competition for qualified employees and there can be no assurance that the Company will be able to attract and retain such employees or that such competition among potential employers will not result in increasing salaries. There can be no assurance that an inability to retain existing employees or attract additional employees will not have a material adverse effect on the results of operations of the Company. The Company is especially dependent on attracting and retaining qualified information technology personnel and other skilled professionals.

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

        During the quarter ended September 30, 1998, the Company received a private letter ruling from the IRS with respect to the treatment of certain payments made at the time of the Recapitalization and the acquisition of the commercial operations of BCC. The ruling allowed the Company to deduct as an ordinary and necessary business expense the $800.0 million cash payment made by BCC in May 1996 to one of two newly formed charitable foundations. As a result of and in reliance on the ruling, the Company experienced a reduction in its income tax expense of $85.5 million and the Company reduced its goodwill resulting from the Recapitalization by $194.5 million during the year ended December 31, 1998. The Company filed for refund claims of approximately $198.6 million of previous year income tax payments and reduced income tax payments during 1998 and 1999 by approximately $81.4 million. In August 1999, the Company received a cash refund (including applicable accrued interest) of approximately $183.0 million, which was reflected in the statement of cash flows for such year. The Company has refund claims pending of approximately $39.3 million (excluding interest).

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

Available Information

        The Company's Internet address is http://www.wellpoint.com. The Company makes available free of charge through its Internet website the Company's annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended as soon as reasonably practicable after such reports and amendments are electronically filed with or furnished to the Securities and Exchange Commission.

Item 2. Properties.

        Effective as of January 1, 1996, the Company entered into a lease for Blue Cross of California's headquarters facility in Woodland Hills, California, which provides for a term expiring in December 2019 with two options to extend the term for up to two additional five-year terms. In 1997, the Company entered into a lease, which expires in December 2019, for a new facility located in Thousand Oaks, California housing certain corporate and specialty services. This facility was completed in January 1999. The Company and its subsidiaries have additional offices in the greater Los Angeles and Ventura County area. As a result of the Company's national expansion efforts, the Company leases or owns offices in various other locations, including Atlanta and Columbus, Georgia; St. Louis, Missouri; Springfield, Charlestown and Andover, Massachusetts; the greater Chicago, Illinois area; Dearborn, Michigan; Houston and Plano, Texas; and Milwaukee, Wisconsin. As a result of the PrecisionRx acquisition, the Company owns an approximately 79,000 square foot mail-order pharmacy distribution facility in the greater Fort Worth, Texas area.

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

        In May 2000, the California Medical Association filed a lawsuit in U.S. district court in San Francisco against BCC. The lawsuit alleges that BCC violated the Racketeer Influenced and Corrupt Organizations Act ("RICO") through various misrepresentations to and inappropriate actions against health care providers. In late 1999, a number of class-action lawsuits were brought against several of the Company's competitors alleging, among other things, various misrepresentations regarding their health plans and breaches of fiduciary obligations to health plan members. In August 2000, the Company was added as a party to Shane v. Humana, et al., a class-action lawsuit brought on behalf of health care providers nationwide. In addition to the RICO claims brought in the California Medical Association lawsuit, this lawsuit also alleges violations of ERISA, federal and state "prompt pay" regulations and certain common law claims. In October 2000, the federal Judicial Panel on Multidistrict Litigation issued an order consolidating the California Medical Association lawsuit, the Shane lawsuit and various other pending managed care class-action lawsuits against other companies before District Court Judge Federico Moreno in the Southern District of Florida for purposes of the pretrial proceedings. In March 2001, Judge Moreno dismissed the plaintiffs' claims based on violation of RICO, although the dismissal was made without prejudice to the plaintiffs' ability to subsequently refile their claims. Judge Moreno also dismissed, with prejudice, the plaintiffs' federal prompt pay law claims. On March 26, 2001, the plaintiffs filed an amended complaint in its lawsuit, alleging, among other things, revised RICO claims and violations of California law. On May 3, 2001, the defendants filed a motion to dismiss this amended complaint. On May 9, 2001, Judge Moreno issued an order requiring that all discovery in the litigation be completed by December 2001, with the exception of discovery related to expert witnesses, which was to be completed by March 15, 2002. In June 2001, the federal Court of Appeals for the 11th Circuit issued a stay of Judge Moreno's discovery order, pending a hearing before the Court of Appeals on the Company's appeal of its motion to compel arbitration (which had earlier been granted in part and denied in part by Judge Moreno). The hearing was held in January 2002 and, in March 2002, the Court of Appeals panel issued an opinion affirming Judge Moreno's earlier action with respect to the motion to compel arbitration. The Company filed a motion requesting a rehearing of the matter before the entire 11th Circuit Court of Appeals, which motion was denied by the 11th Circuit Court of Appeals in June 2002. On July 29, 2002, Judge Moreno issued an order providing that discovery in the case would be allowed to re-commence on September 30, 2002. On September 26, 2002, Judge Moreno issued an additional order certifying a nationwide class of physicians in the Shane matter, setting a trial date in May 2003 and ordering the parties to participate in non-binding mediation. In October 2002, the defendants, among other things, moved to compel arbitration of most claims (which motion was granted in part in September 2003). In October 2002, the Company also filed a motion with the 11th Circuit Court of Appeals seeking to appeal Judge Moreno's class-certification order. The motion was granted. The 11th Circuit heard oral argument on September 11, 2003 on the Company's appeal. A mediator has been appointed by Judge Moreno and the parties are currently conducting court-ordered mediation. In January 2004, Judge Moreno set a new trial date in September 2004 and extended the deadline for discovery to March 31, 2004, which may be further extended.

        In March 2002, the American Dental Association and three individual dentists filed a lawsuit in U.S. district court in Chicago against the Company and BCC. This lawsuit alleges that WellPoint and BCC engaged in conduct that constituted a breach of contract under ERISA, trade libel and tortious interference with contractual relations and existing and prospective business expectancies. The lawsuit seeks class-action status. The Company filed a motion (which was granted in July 2002) with the federal Judicial Panel on Multidistrict Litigation requesting that the proceedings in this case be consolidated with a similar action brought against other managed care companies that has been consolidated with the Shane lawsuit. The case is currently stayed.

        In May 2003, a lawsuit entitled Thomas, et al. v. Blue Cross and Blue Shield Association, et al. was filed in the U.S. District Court in the Southern District of Florida. The attorneys representing the plaintiffs in the lawsuit are primarily the attorneys representing the plaintiffs in the Shane litigation described above. The defendants in Thomas are the Company's Blue Cross and Blue Shield-licensed subsidiaries, the BCBSA and all of the other current Blue Cross and Blue Shield licensees. The lawsuit alleges that each of the defendants engaged in similar activities and conduct as that alleged in the Shane litigation. The case has been assigned to Judge Moreno. The defendants have moved to compel arbitration and to dismiss the complaint.

        In July 2001, two individual physicians seeking to represent a class of physicians, hospitals and other providers brought suit in the Circuit Court of Madison County, Illinois against HealthLink, Inc., which is now a subsidiary of the Company as a result of the acquisition of RightCHOICE. The physicians allege that HealthLink breached the contracts with these physicians by engaging in the practices of "bundling" and "down-coding" in its processing and payment of provider claims. The relief sought includes an injunction against these practices and damages in an unspecified amount. This litigation was dismissed without prejudice at the request of the plaintiffs in February 2003. A similar lawsuit was brought by physicians (including one of the physicians in the case described above) in the same court in Madison County, Illinois, on behalf of a nationwide class of providers who contract with Blue Cross and Blue Shield plans against the BCBSA and another Blue Cross Blue Shield plan. The complaint recites that it is brought against those entities and their "unnamed subsidiaries, licensees, and affiliates," listing a large number of Blue Cross and Blue Shield plans, including "Alliance Blue Cross Blue Shield of Missouri." The plaintiffs also allege that the plans have systematically engaged in practices known as "short paying," "bundling" and "down-coding" in their processing and payment of subscriber claims. Blue Cross Blue Shield of Missouri has not been formally named or served as a defendant in this lawsuit. The BCBSA was dismissed as a defendant in this lawsuit in August 2002. In early 2004, a class of providers in Illinois was certified. The certified class does not include any Illinois providers that contract with the Company.

        On March 26, 2003, a lawsuit entitled Irwin v. AdvancePCS, et al. was filed in the California Superior Court in Alameda County, California. WellPoint and certain of its wholly owned subsidiaries are named as defendants in the lawsuit. The complaint alleges that the defendants violated California Business and Professions Code Section 17200 by engaging in unfair, fraudulent and unlawful business practices. The complaint alleges, among other things, that pharmacy benefit management companies (such as the Company's subsidiary that does business under the tradename WellPoint Pharmacy Management) engage in unfair practices such as negotiating discounts in prices of drugs from pharmacies and negotiating rebates from drug manufacturers and retaining such discounts and rebates for their own benefit. The complaint also alleges that drugs are included in formularies in exchange for rebates and that the defendants charge patient co-payments that exceed the actual cost of generic drugs.

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

        In October 2003, a lawsuit entitled Solomon, et al. v. Cigna, et al. was filed in the U.S. District Court in the Southern District in Florida. The Company is a named defendant in this lawsuit, although the Company has not yet been served. This lawsuit is also a putative class action brought on behalf of chiropractors, podiatrists and certain other types of health care practitioners nationwide. This lawsuit also alleges that the defendants engaged in similar activities and conduct as that alleged in the Shane litigation. On December 15, 2003, this lawsuit was transferred to Judge Moreno, and the case was consolidated with the Knecht lawsuit for pre-trial purposes. Both of these cases are currently stayed. In December 2003, the plaintiffs in Solomon, et al. v. Cigna, et al. filed a similar lawsuit against the Company, the Company's Blue Cross and Blue Shield-licensed subsidiaries, the BCBSA and all of the other current Blue Cross and Blue Shield licensees. The lawsuit is entitled Solomon, et al. v. Blue Cross and Blue Shield Association, et al. and was filed in the U.S. District Court in the Southern District in Florida. On January 7, 2004, this lawsuit was transferred to Judge Moreno. On March 9, 2004, Judge Moreno issued an order restoring this case to the active docket and placing it on a coordinated track with the Thomas lawsuit.

        The financial and operational impact that these and other evolving theories of recovery will have on the managed care industry generally, or the Company in particular, is at present unknown.

        In August 2003, the Company received a Grand Jury subpoena from the United States Attorney's office in the District of Maryland requesting various documents relating to the CareFirst transaction (see "Item 1. Business—Recent Completed Transactions and Pending Transactions"). The Company has responded to the request and intends to cooperate fully with the United States Attorney's office. The Company has no reason to believe it is a target of the proceedings.

        A stockholder class action lawsuit was filed in the Superior Court of Ventura County, California on October 28, 2003 against the Company and its board of directors. The lawsuit, which is entitled Abrams v. WellPoint Health Networks Inc., et al., alleges that the Company's directors breached their fiduciary duties to stockholders by approving an Agreement and Plan of Merger with Anthem while in possession of non-public information regarding the Company's financial results for the third quarter of 2003. The lawsuit seeks to enjoin the Company from consummating the merger with Anthem, unless the Company adopts and implements a process for obtaining the highest possible price for stockholders, and to rescind any terms of the Agreement and Plan of Merger that have already been implemented. The Company believes the lawsuit is without merit and intends to vigorously contest it.

Item 4. Submission of Matters to a Vote of Security Holders.

        None.

PART II

Item 5. Market for the Registrant's Common Equity and Related Stockholder Matters.

        The Company's Common Stock has been traded on the New York Stock Exchange under the symbol "WLP" since the Company's initial public offering on January 27, 1993. The following table sets forth for the periods indicated the high and low sale prices for the Common Stock. The information for periods prior to March 15, 2002 shown below has been adjusted to reflect the Company's two-for-one stock split in the form of a 100% stock dividend, which was effective on March 15, 2002.

	High	Low
Year Ended December 31, 2002
First Quarter	$65.63	$57.58
Second Quarter	86.27	62.80
Third Quarter	81.30	65.90
Fourth Quarter	89.20	62.00
Year Ended December 31, 2003
First Quarter	$77.69	$63.13
Second Quarter	91.50	71.64
Third Quarter	88.59	74.18
Fourth Quarter	98.10	76.61

        On March 3, 2004, the closing price on the New York Stock Exchange for the Company's Common Stock was $110.20 per share. As of March 3, 2004, there were approximately 1,251 holders of record of the Common Stock.

        The Company did not pay any dividends on its Common Stock in 2002 or 2003. Management currently expects that all of WellPoint's future income will be used to expand and develop its business. The Board of Directors currently intends to retain the Company's net earnings during 2004.

        Information regarding the Company's equity compensation plans is contained in Part III below under the caption "Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters—Equity Compensation Plan Information."

Item 6. Selected Financial Data.

        The following table sets forth selected financial data and other operating information of WellPoint. The selected financial data in the table are derived from the consolidated financial statements of the Company. The data should be read in conjunction with the Consolidated Financial Statements, including the related notes and other financial information included in this annual report on Form 10-K.

	Year Ended December 31,
	2003	2002	2001	2000	1999
	(In thousands, except per share data and operating statistics)
Consolidated Income Statements(A)
Revenues:
Premium revenue	$19,156,711	$16,206,161	$11,577,170	$8,583,663	$6,896,857
Management services and other revenue	944,786	818,375	609,693	451,847	429,336
Investment income	258,194	314,004	241,784	193,448	159,234

	20,359,691	17,338,540	12,428,647	9,228,958	7,485,427
Operating expenses:
Health care services and other benefits	15,428,763	13,211,090	9,436,264	6,935,398	5,533,068
Selling expense	807,675	681,802	502,571	394,217	328,619
General and administrative expense	2,477,692	2,166,744	1,666,587	1,265,155	1,075,449

	18,714,130	16,059,636	11,605,422	8,594,770	6,937,136

Operating income	1,645,561	1,278,904	823,225	634,188	548,291
Interest expense(B)	50,632	66,752	49,929	23,978	17,078
Other expense, net(C)	36,119	55,086	74,714	45,897	40,792

Income before provision for income taxes, extraordinary item and cumulative effect of accounting change	1,558,810	1,157,066	698,582	564,313	490,421
Provision for income taxes	623,581	462,937	283,836	222,026	191,319

Income before extraordinary item and cumulative effect of accounting change(B)	935,229	694,129	414,746	342,287	299,102
Extraordinary gain from negative goodwill on acquisition	—	8,950	—	—	—
Cumulative effect of accounting change, net of tax	—	—	—	—	(20,558)

Net income	$935,229	$703,079	$414,746	$342,287	$278,544

Per Share Data(D):
Income before extraordinary item and cumulative effect of accounting change(B):
Earnings per share	$6.34	$4.81	$3.27	$2.74	$2.27
Earnings per share assuming full dilution	$6.16	$4.61	$3.15	$2.64	$2.20
Extraordinary gain:
Earnings per share	$—	$0.06	$—	$—	$—
Earnings per share assuming full dilution	$—	$0.06	$—	$—	$—
Cumulative effect of accounting change:
Loss per share	$—	$—	$—	$—	$(0.16)
Loss per share assuming full dilution	$—	$—	$—	$—	$(0.15)
Net income:
Earnings per share	$6.34	$4.87	$3.27	$2.74	$2.11
Earnings per share assuming full dilution	$6.16	$4.67	$3.15	$2.64	$2.05
Operating Statistics(E):
Medical care ratio	80.5%	81.5%	81.5%	80.8%	80.2%
Selling expense ratio	4.0%	4.0%	4.1%	4.4%	4.5%
General and administrative expense ratio	12.3%	12.7%	13.7%	14.0%	14.7%
Net income ratio	4.7%	4.1%	3.4%	3.8%	3.8%

	December 31,
	2003	2002	2001	2000	1999
	(In thousands, except membership data)
Balance Sheet Data:
Cash and investments	$8,833,086	$6,772,777	$4,986,069	$3,780,050	$3,258,666
Total assets(F)	$14,788,678	$11,470,631	$7,590,256	$5,597,148	$4,639,242
Long-term debt	$1,238,267	$1,011,578	$837,957	$400,855	$347,884
Total equity(G)	$5,429,949	$3,976,697	$2,132,579	$1,644,417	$1,312,700
Medical Membership(H)(I)	15,011,262	13,810,611	10,908,333	8,200,852	7,515,003
Specialty Membership	45,565,397	48,096,257	43,380,291	38,226,628	29,312,470
	Year Ended December 31,
	2003	2002	2001	2000	1999
	(In thousands)
Medical Claims Payable(J):
Medical claims payable as of January 1	$2,422,331	$1,934,620	$1,566,569	$1,142,183	$946,502
Medical claims reserves from businesses acquired during the period	186,520	175,359	258,375	57,197	—
Health care services expenses incurred during period:
Related to current year	15,543,363	13,338,984	9,422,974	6,785,312	5,312,713
Related to prior years	(429,166)	(409,941)	(276,531)	(124,324)	(74,667)

Total Incurred	15,114,197	12,929,043	9,146,443	6,660,988	5,238,046
Health care services payments during period:
Related to current year	13,370,309	11,426,772	8,061,957	5,527,954	4,345,524
Related to prior years	1,605,665	1,189,919	974,810	765,845	696,841

Total Payments	14,975,974	12,616,691	9,036,767	6,293,799	5,042,365

Medical claims payable as of December 31	$2,747,074	$2,422,331	$1,934,620	$1,566,569	$1,142,183

(A)
The Company's consolidated results of operations for the years presented above include the results of several acquisitions, which are components of the Company's national expansion strategy. (See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.")

(B)
In April 2002, the FASB issued Statement of Financial Accounting Standards No. 145, "Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections." With the rescission of FASB Statement No. 4, gains and losses from the extinguishment of debt should be classified as extraordinary items only if they meet the criteria in APB Opinion No. 30. In applying the provisions of APB Opinion No. 30, the Company had determined that the extinguishment of debt under its Zero Coupon Convertible Subordinated Debentures did not meet the requirements of unusual or infrequent and therefore would not be included as an extraordinary item with the rescission of FASB Statement No. 4. For the years ended December 31, 2002 and 1999, the Company reclassified an extraordinary loss of $6.3 million, which included a tax benefit of $2.5 million, and an extraordinary gain of $3.1 million, which included a tax expense of $1.2 million, to interest expense, respectively. For the years ended December 31, 2002 and 1999, the impact to Earnings Per Share on Income before extraordinary item and cumulative effect of accounting change was a loss of $0.03 and a gain of $0.02, respectively, and on a diluted basis, a loss of $0.03 and a gain of $0.01, respectively.

(C)
Effective January 1, 2002, the Company adopted Statement of Financial Accounting Standards No. 142, "Goodwill and Intangible Assets." (See Note 7 to the Consolidated Financial Statements.)

(D)
Per share data for the years ended December 31, 2001, 2000 and 1999 have been adjusted to reflect the two-for-one stock split in the form of a 100% stock dividend that occurred on March 15, 2002.

(E)
The medical care ratio represents health care services and other benefits as a percentage of premium revenue. All other ratios are shown as a percentage of premium revenue and management services and other revenue combined.

(F)
Certain amounts prior to 2003 have been reclassified to conform to the 2003 presentation.

(G)
No cash dividends were declared in any of the years presented.

(H)
Membership numbers are approximate and include some estimates based upon the number of contracts at the relevant date and an actuarial estimate of the number of members represented by each contract. Membership numbers as of December 31, 2001, 2000, and 1999 have been adjusted to include members from two Company-owned or Company-controlled rental networks as well as the Company's proportionate share of members associated with a joint venture providing Medicaid services in Puerto Rico. The total members associated with these entities for December 31, 2001, 2000 and 1999 were: 381,102, 331,733 and 215,000, respectively. Membership numbers as of December 31, 2003 and 2002 also include members from these entities.

(I)
Effective December 31, 2003, the Company has revised its medical membership counting methodology to include estimated "host" members using the national BlueCard program. Host members are generally members who reside in a state in which a WellPoint subsidiary is the Blue Cross and/or Blue Shield licensee and who are covered under an employer-sponsored health plan issued by a non-WellPoint controlled Blue Cross Blue Shield licensee. Host members are computed using, among other things, an estimate of the average number of BlueCard claims received per member per month. Total BlueCard host members as of December 31, 2003, 2002 and 2001 were as follows: 1,002,113, 587,272 and 380,286, respectively. Medical membership data as of December 31, 2002 and 2001 have been revised to include these members. Medical membership data as of December 31, 2000 and 1999 have not been revised to include these BlueCard host members.

(J)
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

General

        The Company is one of the nation's largest publicly traded managed health care companies. As of December 31, 2003, WellPoint had approximately 15.0 million medical members (including approximately 1.0 million BlueCard "host" members) and approximately 45.6 million specialty members. Through its subsidiaries, the Company offers a broad spectrum of network-based managed care plans to the large and small employer, individual, Medicaid and senior markets. The Company's managed care plans include PPOs, HMOs, POS plans, other hybrid plans and traditional indemnity plans. In addition, the Company offers managed care services, including underwriting, actuarial services, network access, medical management and claims processing. The Company also provides a broad array of specialty and other products and services, including pharmacy benefits management, dental, vision, life insurance, preventive care, disability insurance, behavioral health, COBRA and flexible benefits account administration. With its recent acquisition of Cobalt Corporation ("Cobalt"), the Company now also offers workers' compensation insurance products and is currently the largest Medicare Part A fiscal intermediary in the nation, processing claims for providers in all 50 states. The Company markets its products in California primarily under the name Blue Cross of California, in Georgia primarily under the name Blue Cross Blue Shield of Georgia, in various parts of Missouri (including the greater St. Louis area) primarily under the name Blue Cross Blue Shield of Missouri, in Wisconsin primarily under the names Blue Cross Blue Shield of Wisconsin and CompcareBlue and in various parts of the country under the names UNICARE and HealthLink.

Acquisition of Cobalt

        On September 24, 2003, the Company completed its acquisition of Cobalt (see Note 3 to the Consolidated Financial Statements). At closing, the acquisition was valued at approximately $884.9 million, which was paid with $439.6 million in cash and approximately 7.3 million shares of WellPoint Common Stock, of which approximately 2.1 million shares were issued to affiliates of WellPoint. As of September 30, 2003, Cobalt served approximately 675,000 medical members and offered a diverse portfolio of complementary insurance, managed care products and administrative services to employer, individual, insurer and government customers. The Cobalt merger was effective as of September 30, 2003 for accounting purposes.

Acquisition of Golden West

        On June 30, 2003, the Company completed its acquisition of Golden West (see Note 3 to the Consolidated Financial Statements), which served over 275,000 dental and vision members, primarily in California, at the time of acquisition.

Acquisition of MethodistCare

        On April 30, 2002, the Company completed its acquisition of MethodistCare (see Note 3 to the Consolidated Financial Statements), which served over 70,000 members in Houston, Texas and surrounding areas at the time of acquisition. This acquisition was intended to enable UNICARE, WellPoint's national operating unit, to expand its product line by offering HMO and open-access products in the Gulf Coast and surrounding regions in Texas, including the greater Houston-Galveston metropolitan area. As a result of the acquisition, the Company recognized an extraordinary gain from negative goodwill on acquisition of $8.9 million, or $0.06 per share assuming full dilution, for the year ended December 31, 2002. (See Note 23 to the Consolidated Financial Statements.)

Acquisition of RightCHOICE

        On January 31, 2002, the Company completed its acquisition of RightCHOICE (see Note 3 to the Consolidated Financial Statements). At closing, the acquisition was valued at approximately $1.5 billion, which was paid with $379.1 million in cash and approximately 16.5 million shares of WellPoint Common Stock. As of January 31, 2002, RightCHOICE served approximately 2.2 million medical members in Missouri, Arkansas, Illinois, Indiana, Iowa, Kentucky and West Virginia. RightCHOICE, through its HealthLink subsidiary, also provides network rental, administrative services, workers' compensation managed care services and other non-underwritten health benefit programs.

National Expansion and Other Recent Developments

        In an effort to pursue the expansion of the Company's business outside the state of California, the Company acquired two businesses in 1996 and 1997, the Life and Health Benefits Management Division of Massachusetts Mutual Life Insurance Company and the Group Benefits Operations (the "GBO") of John Hancock Mutual Life Insurance Company. The acquisitions of Rush Prudential Health Plans and a mail-order pharmacy, which now does business as PrecisionRx, in 2000, the acquisition of Cerulean Companies, Inc. in 2001, the acquisitions of RightCHOICE and MethodistCare in 2002 and the acquisition of Cobalt in 2003 were also components of this expansion strategy.

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

        The Company's consolidated results of operations for the year ended December 31, 2003 include its acquired operations of RightCHOICE for the entire year, while operating results for the year ended December 31, 2002 include the results of RightCHOICE from January 31, 2002, the date of acquisition. On September 24, 2003, the Company completed its acquisition of Cobalt. The Cobalt merger was effective as of September 30, 2003 for accounting purposes. Accordingly, the Company's consolidated results of operations for the year ended December 31, 2003 include the results of Cobalt from September 30, 2003.

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

	Year Ended December 31,
	2003	2002	2001
Operating Revenues:
Premium revenue	95.3%	95.2%	95.0%
Management services and other revenue	4.7%	4.8%	5.0%

	100.0%	100.0%	100.0%
Operating Expenses:
Health care services and other benefits (medical care ratio)	80.5%	81.5%	81.5%
Selling expense	4.0%	4.0%	4.1%
General and administrative expense	12.3%	12.7%	13.7%

Medical Membership (a)(b)(c)(d)

        The following table sets forth membership data and the percent change in membership:

	December 31,
			Percent Change
	2003 (e)	2002 (f)
California
Large Group	4,839,435	4,715,458	2.6%
Individual and Small Group	1,638,189	1,617,776	1.3%
Senior	250,026	244,790	2.1%

Total California	6,727,650	6,578,024	2.3%
Georgia
Large Group	1,614,427	1,605,267	0.6%
Individual and Small Group	497,233	425,953	16.7%
Senior	68,525	69,250	-1.0%

Total Georgia	2,180,185	2,100,470	3.8%
Central Region (g)
Missouri
Large Group	1,128,246	1,241,317	-9.1%
Individual and Small Group	242,259	229,365	5.6%
Senior	40,804	42,256	-3.4%

Total Missouri	1,411,309	1,512,938	-6.7%
Illinois
Large Group	577,768	629,118	-8.2%
Individual and Small Group	123,956	120,114	3.2%
Senior	13,308	12,499	6.5%

Total Illinois	715,032	761,731	-6.1%
Texas
Large Group	293,570	359,599	-18.4%
Individual and Small Group	199,786	188,874	5.8%
Senior	6,843	520	N/A

Total Texas	500,199	548,993	-8.9%
Other States
Large Group	1,749,853	1,579,216	10.8%
Individual and Small Group	104,102	95,814	8.7%
Senior	30,937	24,054	28.6%

Total Other States	1,884,892	1,699,084	10.9%
Wisconsin
Large Group	429,309	21,114	N/A
Individual and Small Group	106,837	919	N/A
Senior	53,736	66	N/A

Total Wisconsin	589,882	22,099	N/A

Total Medical Members Excluding BlueCard Host Members	14,009,149	13,223,339	5.9%
Total BlueCard Host Members (h)	1,002,113	587,272	70.6%

Total Medical Membership	15,011,262	13,810,611	8.7%

ASO Membership (i)
California	1,642,354	1,517,382	8.2%
Georgia	833,409	865,723	-3.7%
Central Region (g)	2,578,564	2,653,762	-2.8%
Wisconsin	167,612	13,004	N/A
BlueCard Host Members	1,002,113	587,272	70.6%

Total ASO Membership	6,224,052	5,637,143	10.4%
Risk Membership
California	5,085,296	5,060,642	0.5%
Georgia	1,346,776	1,234,747	9.1%
Central Region	1,932,868	1,868,984	3.4%
Wisconsin	422,270	9,095	N/A

Total Risk Membership	8,787,210	8,173,468	7.5%

Total Medical Membership	15,011,262	13,810,611	8.7%

State-Sponsored Programs Membership (j)

	December 31,
	2003	2002	Percent Change
Medi-Cal / Medicaid
California	844,540	836,065	1.0%
Virginia	49,358	38,552	28.0%
Puerto Rico	265,541	288,151	-7.8%
Other	104,541	69,719	49.9%

Total	1,263,980	1,232,487	2.6%
Healthy Families	279,572	255,211	9.5%
MRMIP / AIM / IHRP	12,817	17,833	-28.1%
California Kids	14,598	18,567	-21.4%

Total	1,570,967	1,524,098	3.1%

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

(e)
Medical members as of December 31, 2003, excluding BlueCard Host members, include 682,613 medical members from the Cobalt acquisition.

(f)
Membership numbers as of December 31, 2002 have been reclassified to reflect the zip code of the subscriber of HealthLink's commercial insurer accounts. These members were previously included in the commercial insurers' state of domicile. As of December 31, 2002, Missouri and Illinois members would have been higher by 111,239 and 23,246, respectively, while California, Georgia, Texas and Other States would have been lower by 1,450, 420, 8,728 and 123,887, respectively.

(g)
Central Region—Large Group membership includes network access services members, primarily from HealthLink, of 1,246,775 and 1,471,639 as of December 31, 2003 and December 31, 2002, respectively. As of December 31, 2003, the Company revised its methodology of calculating the number of medical members represented by each subscriber contract within the Company's rental networks and a Missouri joint venture. The weighted average factor changed from approximately 2.4 members to 2.1 members per subscriber. The impact of this change as of quarter end for the years ended December 31, 2002 and 2003 is to reduce membership as follows:

As of	Illinois	Missouri	Other States	Total
March 31, 2002	39,207	122,833	16,680	178,720
June 30, 2002	38,659	120,425	16,446	175,530
September 30, 2002	38,217	120,492	16,258	174,967
December 31, 2002	38,312	119,827	16,298	174,437
March 31, 2003	35,999	111,008	15,314	162,321
June 30, 2003	35,083	108,097	14,925	158,105
September 30, 2003	34,990	104,614	14,885	154,489
December 31, 2003	34,377	103,013	14,624	152,014

Membership data as of December 31, 2002 shown in the table have not been revised to reflect this change in methodology.

(h)
The Company has revised its medical membership counting methodology to include estimated "host" members using the national BlueCard program. Host members are generally members who reside in a state in which a WellPoint subsidiary is the Blue Cross and/or Blue Shield licensee and who are covered under an employer-sponsored health plan issued by a non-WellPoint controlled Blue Cross Blue Shield licensee. Host members are computed using, among other things, an estimate of the average number of BlueCard claims received per member per month. Total BlueCard host members as of quarter end for the years ended December 31, 2002 and 2003 were as follows:

As of	BlueCard Members
March 31, 2002	567,695
June 30, 2002	539,970
September 30, 2002	589,188
December 31, 2002	587,272
March 31, 2003	748,490
June 30, 2003	743,897
September 30, 2003	1,009,900
December 31, 2003	1,002,113
Membership
data shown in the table reflects this change in methodology.

(i)
ASO Membership represents members for which the Company provides administrative services only and does not assume full insurance risk.

(j)
Medi-Cal (the California Medicaid program) membership is included in California—Large Group. Medicaid membership for Virginia, Puerto Rico and Other are included in Other States—Large Group. Healthy Families, MRMIP (Major Risk Medical Insurance Program) /AIM (Access for Infants and Mothers) / IHRP (Interim High Risk Program) and California Kids membership is included in California—Large Group.

Specialty Membership

	December 31,
	2003 (A)	2002	Percent Change
Pharmacy Benefits Management	31,152,732	34,983,224	-10.9%
Dental	3,282,492	2,704,535	21.4%
Life	3,122,734	2,579,487	21.1%
Disability	603,409	513,520	17.5%
Behavioral Health	7,404,030	7,315,491	1.2%

Total	45,565,397	48,096,257	-5.3%

(A)
Specialty membership as of December 31, 2003 included 712,861 specialty members from the Cobalt acquisition.

Comparison of Results for the Year Ended December 31, 2003 to the Year Ended December 31, 2002

        As a result of the January 31, 2002 acquisition of RightCHOICE, the organizational structure of the Company changed effective February 1, 2002. As a result of this change, the Company established the following two reportable segments: Health Care and Specialty. (See Note 18 to the Consolidated Financial Statements for further discussion.) The Health Care segment provides a broad spectrum of network-based health plans, including PPOs, HMOs, POS plans, other hybrid plans and traditional indemnity plans, to large and small employers and individuals as well as other health care-related products, such as vision, preventive care, COBRA and flexible benefits account administration. The Specialty business is maintained as a separate segment providing an array of specialty products, including pharmacy benefits management, dental, life insurance, disability insurance, behavioral health, workers' compensation insurance products and workers' compensation managed care services.

        The operating results for the year ended December 31, 2003 compared to the year ended December 31, 2002 were impacted by the Cobalt and RightCHOICE acquisitions. Specifically, the Company's operating results for the year ended December 31, 2003 included three months of operating results from the Cobalt acquisition and twelve months of operating results from the RightCHOICE acquisition, whereas the Company's operating results for the year ended December 31, 2002 included only eleven months (February 1, 2002 through December 31, 2002) of operating results attributable to the acquired RightCHOICE business. In order to provide a more meaningful comparison of the

Company's results of operations for the year ended December 31, 2003 versus the year ended December 31, 2002, the following discussion presents financial measures that exclude operating results attributable to the acquired RightCHOICE business for the month of January 2003 and exclude operating results attributable to the acquired Cobalt business for the three months ended December 31, 2003, which we refer to as "Same-Store." The Company also uses Same-Store measures for purposes of reporting comparative financial results to its Board of Directors.

        The following table depicts premium revenue by reportable segment:

	Year Ended December 31, 2003	Less: Acquired RightCHOICE Business for One Month Ended January 31, 2003	Less: Acquired Cobalt Business for the Quarter Ended December 31, 2003	Year Ended December 31, 2003 (Same-Store)	Year Ended December 31, 2002
	(in thousands)
Health Care	$18,564,594	$109,386	$318,687	$18,136,521	$15,701,071
Specialty	592,117	673	39,802	551,642	505,090

Consolidated	$19,156,711	$110,059	$358,489	$18,688,163	$16,206,161

        Premium revenue increased 18.2%, or $2,950.5 million, to $19,156.7 million for the year ended December 31, 2003 from $16,206.2 million for the year ended December 31, 2002. Excluding premium revenue attributable to the acquired RightCHOICE business of $110.1 million for the month of January 2003 and premium revenue attributable to the acquired Cobalt business of $358.5 million for the quarter ended December 31, 2003, premium revenue increased $2,481.9 million or 15.3% on a Same-Store basis. Excluding insured member months attributable to the acquired Cobalt business for the quarter ended December 31, 2003 and the acquired RightCHOICE business for the month of January 2003, insured member months increased approximately 4.9% for the year ended December 31, 2003 compared to the year ended December 31, 2002. This growth in premium revenue occurred across all regions of the Health Care segment, but was more pronounced in the California and Georgia regions due mainly to an increase in insured member months and the implementation of premium increases.

        The following table depicts management services and other revenue by reportable segment:

	Year Ended December 31, 2003	Less: Acquired RightCHOICE Business for One Month Ended January 31, 2003	Less: Acquired Cobalt Business for the Quarter Ended December 31, 2003	Year Ended December 31, 2003 (Same-Store)	Year Ended December 31, 2002
	(in thousands)
Health Care	$792,775	$13,288	$41,831	$737,656	$681,512
Specialty	148,461	173	5,774	142,514	136,863
Corporate and Other	3,550	—	—	3,550	—

Consolidated	$944,786	$13,461	$47,605	$883,720	$818,375

        Management services and other revenue increased 15.4%, or $126.4 million, to $944.8 million for the year ended December 31, 2003 from $818.4 million for the year ended December 31, 2002. Excluding management services and other revenue attributable to the acquired RightCHOICE business of $13.5 million for the month of January 2003 and management services and other revenue attributable to the acquired Cobalt business of $47.6 million for the quarter ended December 31, 2003, management services and other revenue increased $65.3 million or 8.0%. Excluding the RightCHOICE and Cobalt acquisitions, the increase in the Health Care segment was primarily due to an increase in management services revenue from the California and Georgia regions of $54.0 million and $31.0 million, respectively. The increase in the California region resulted from an increase in administrative services member months of 12.9% and an increase of 12.8% in the administrative services per member per month rate. The increase in the Georgia region resulted primarily from a 10.7% increase in the administrative services per member per month rate. These increases were partially offset by a decrease in the Central Region of $28.8 million on a Same-Store basis, which resulted primarily from a decrease in administrative services member months of 14.6%; partially offset by an increase in per member per month rates of 5.4%.

        Investment income consists of gross investment income, net of investment expenses and net realized investment gains or losses. Investment income was $258.2 million for the year ended December 31, 2003, compared to $314.0 million for the year ended December 31, 2002, a decrease of $55.8 million or 17.8%. The decrease was primarily due to net realized gains for the year ended December 31, 2003 of $12.0 million as compared to net realized gains for the year ended December 31, 2002 of $55.4 million. Net realized gains for the year ended December 31, 2002 included a pre-tax investment gain of $64.9 million from the Company's investment in Trigon Healthcare, Inc. Excluding net realized gains and losses, investment income for the year ended December 31, 2003 and 2002 was $246.2 million and $258.6 million, respectively. The $12.4 million decline was due to lower investment yields on higher average fixed maturity investment balances and an increase in tax-exempt bond holdings. The Company believes the disclosure of investment income excluding realized gains or losses is useful to investors because this measurement allows management and investors to analyze the performance of the fixed-income portion of the Company's investment portfolio.

        The following table depicts health care services and other benefits by reportable segment:

	Year Ended December 31, 2003	Less: Acquired RightCHOICE Business for One Month Ended January 31, 2003	Less: Acquired Cobalt Business for the Quarter Ended December 31, 2003	Year Ended December 31, 2003 (Same-Store)	Year Ended December 31, 2002
	(in thousands)
Health Care	$15,059,641	$85,730	$270,390	$14,703,521	$12,865,707
Specialty	369,122	334	28,587	340,201	345,383

Consolidated	$15,428,763	$86,064	$298,977	$15,043,722	$13,211,090

        Health care services and other benefits increased 16.8%, or $2,217.7 million, to $15,428.8 million for the year ended December 31, 2003 from $13,211.1 million for the year ended December 31, 2002. Excluding health care services and other benefits attributable to the acquired RightCHOICE business of $86.1 million for the month of January 2003 and acquired Cobalt business of $299.0 million for the quarter ended December 31, 2003, health care services and other benefits increased $1,832.6 million or 13.9%, on a Same-Store basis, as compared to the increase in premium revenue of 15.3%.

        The Company's medical care ratio was 80.5% for the year ended December 31, 2003 compared to 81.5% for the year ended December 31, 2002. The medical care ratio attributable to the Health Care segment was 81.1% for the year ended December 31, 2003, compared to 81.9% for the year ended December 31, 2002. The medical care ratio attributable to the Specialty segment was 62.3% for the year ended December 31, 2003 compared to 68.4% for the year ended December 31, 2002. Health care services and other benefits expense and medical care ratio information is provided for each segment so investors can compare the performance of each segment to the other segment and to the Company as a whole. With respect to the Health Care segment, excluding premium revenue of $109.4 million and health care services and other benefits expense of $85.7 million attributable to the acquired RightCHOICE business for the month of January 2003 and excluding premium revenue of $318.7 million and health care services and other benefits expense of $270.4 million attributable to the acquired Cobalt business for the quarter ended December 31, 2003, the Company's medical care ratio attributable to the Health Care segment for the year ended December 31, 2003 was 81.1% as compared to 81.9% for the year ended December 31, 2002. This decrease in the medical care ratio is attributable to the implementation of premium increases during the year ended December 31, 2003. The health care services and other benefits expense includes an estimate of claims incurred during the period that have not been reported to the Company. This estimate is actuarially determined based on a variety of factors and is inherently subject to a number of highly variable circumstances. Consequently, the actual results could differ materially from the amount recorded in the consolidated financial statements. See "Critical Accounting Policies" for a discussion of this item and its potential effect on the Company's reported results of operations.

        Selling expense consists of commissions paid to outside brokers and agents representing the Company. The selling expense ratio remained constant at 4.0% for the years ended December 31, 2003 and 2002. Selling expenses were $807.7 million and $681.8 million for the years ended December 31, 2003 and 2002, respectively. The acquired Cobalt business had a lower selling expense ratio of 1.6% (selling expense of $6.5 million and combined premium revenue and management services and other revenue of $406.1 million for the quarter ended December 31, 2003) than the Company's core businesses due to its larger proportion of large employer group business. The RightCHOICE business had a selling expense ratio of 3.8% (selling expense of $4.7 million and combined premium revenue and management services and other revenue of $123.5 million for the one month ended January 31, 2003). Excluding the Cobalt and RightCHOICE acquisitions, the Company's selling expense ratio was 4.1% for the year ended December 31, 2003 as compared to 4.0% for the year ended December 31, 2002.

        The general and administrative expense ratio decreased to 12.3%, based on general and administrative expenses of $2,477.7 million for the year ended December 31, 2003 from 12.7%, based on general and administrative expenses of $2,166.7 million for the year ended December 31, 2002. Excluding general and administrative expense of $75.6 million and combined premium revenue and management services and other revenue of $406.1 million attributable to the acquired Cobalt business for the quarter ended December 31, 2003 and general and administrative expense of $19.5 million and combined premium revenue and management services and other revenue of $123.5 million attributable to the acquired RightCHOICE business for the month of January 2003, the Company's general and administrative expense ratio was 12.2% for the year ended December 31, 2003 compared to 12.7% for the year ended December 31, 2002. The decrease in the general and administrative expense ratio resulted from administrative efficiencies from technology investments and systems convergence efforts and fixed administrative costs spread over a larger membership base.

        Interest expense decreased $16.1 million to $50.6 million for the year ended December 31, 2003, compared to $66.7 million for the year ended December 31, 2002. Interest expense for the year ended December 31, 2002 included a $6.3 million pre-tax reclassification related to the extinguishment of debt under the Company's Zero Coupon Convertible Subordinated Debentures that was previously recorded as an extraordinary loss (see Note 23 to the Consolidated Financial Statements). Other than this $6.3 million reclassification, the decrease in interest expense from the year ended December 31, 2002 to the year ended December 31, 2003 was primarily due to the reduction in the weighted average interest rate (which includes fees associated with the Company's borrowings and interest rate swap agreements) for the year ended December 31, 2003 of 4.2%, compared to 6.0% for the year ended December 31, 2002. Partially offsetting the impact of the reduction in the weighted average interest rate was an increase in the Company's commercial paper program of approximately $230.1 million, of which $125.1 million was used to partially fund the Cobalt acquisition.

        Other expense, net decreased $19.0 million to $36.1 million for the year ended December 31, 2003, compared to $55.1 million for the year ended December 31, 2002. Prior to 2003, results of the Company's insurance general agency subsidiary were reported on a "net basis" in other expense, net. For the year ended December 31, 2003, the results have been recorded on a "gross basis," with external revenue reported in management services and other revenue, commissions reported in selling expense and other costs reported in general and administrative expense. The impact of this change is a reduction of $17.7 million in other expense, net for the year ended December 31, 2003. In addition, the decrease also resulted from lower losses on disposal of fixed assets of approximately $9.9 million. These decreases were offset by the following items: (i) an increase in intangible amortization of approximately $3.2 million during the quarter ended December 31, 2003, primarily due to the amortization of intangibles acquired in the Cobalt acquisition, (ii) an increase in minority interest expense of $2.7 million related to an equity interest in the Atlanta CHPN. (See "Item 1. Business—Managed Health Care Networks and Provider Relations—Blue Cross Blue Shield of Georgia.") and (iii) a decrease in income from the Company's share of its investments in a joint venture of $2.7 million.

        The Company's net income for the year ended December 31, 2003 was $935.2 million, compared to $703.1 million for the year ended December 31, 2002. Net income for the year ended December 31, 2002 included a $38.9 million after-tax realized gain ($64.9 million less $26.0 million tax) from the Company's investment in Trigon Healthcare, Inc. Net income for the year ended December 31, 2002 also included an extraordinary gain of $8.9 million, or $0.06 per basic and diluted share. The extraordinary gain was related to the acquisition of MethodistCare, resulting from an excess of the fair value of net assets over acquisition costs. Earnings per share totaled $6.34 and $4.87 for the years ended December 31, 2003 and 2002, respectively. Earnings per share assuming full dilution totaled $6.16 and $4.67 for the years ended December 31, 2003 and 2002, respectively.

        Earnings per share for the year ended December 31, 2003 is based upon weighted average shares outstanding of 147.5 million shares, excluding potential Common Stock, and 151.8 million shares, assuming full dilution. Earnings per share for the year ended December 31, 2002 is based upon 144.2 million shares, excluding potential Common Stock, and 150.9 million shares, assuming full dilution. The increase in weighted average shares outstanding assuming full dilution primarily resulted from the issuance of shares related to the Cobalt acquisition, RightCHOICE acquisition and the Company's stock option and stock purchase plans. These increases were partially offset by the redemption of the Company's Zero Coupon Convertible Subordinated Debentures in 2002.

Comparison of Results for the Year Ended December 31, 2002 to the Year Ended December 31, 2001

        On March 15, 2002, WellPoint effected a two-for-one split of the Company's Common Stock. The stock split was in the form of a 100% stock dividend of one additional share of WellPoint Common Stock for each share outstanding. Share and per share data for 2001 have been adjusted to give effect to the stock split.

        The operating results for the year ended December 31, 2002 compared to the year ended December 31, 2001 were impacted by the RightCHOICE acquisition, which was consummated on January 31, 2002. Specifically, the Company's operating results for the year ended December 31, 2002 included eleven months of operating results attributable to the acquired RightCHOICE business. Additionally, the year ended December 31, 2002 included twelve months of operating results attributable to the Cerulean acquisition while the year ended December 31, 2001 only included nine-and-a half months, from the March 15, 2001 acquisition date. In order to provide a more meaningful comparison of the Company's results of operations for the year ended December 31, 2002 versus the year ended December 31, 2001, the following discussion presents financial measures that exclude operating results attributable to the acquired RightCHOICE business for the eleven months ended December 31, 2002, from the January 31, 2002 acquisition date. In addition, two-and-a-half months of operating results attributable to acquired Cerulean business, January 1, 2002 to March 15,

2002, were excluded from operating results for the year ended December 31, 2002. WellPoint refers to these adjusted measures of operating results as "Same-Store." While this Same-Store methodology is consistent with the analysis of the operating results for the year ended December 31, 2003 versus the year ended December 31, 2002, it is different than the methodology employed in the Company's annual report on Form 10-K for the year ended December 31, 2002. In that analysis, operating results attributable to acquired Cerulean business were excluded from both fiscal periods (nine-and-a half months of 2001 and twelve months of 2002). The difference in the methodologies does not yield any material differences. The Company uses the Same-Store methodology presented below for purposes of reporting comparative financial results to its Board of Directors.

        The following table depicts premium revenue by reportable segment:

	Year Ended December 31, 2002	Less: Acquired RightCHOICE Business for the Eleven Months Ended December 31, 2002	Less: Acquired Cerulean Business from January 1, 2002 to March 15, 2002	Year Ended December 31, 2002 (Same-Store)	Year Ended December 31, 2001
	(in thousands)
Health Care	$15,701,071	$1,154,382	$522,815	$14,023,874	$11,107,242
Specialty	505,090	3,299	17,218	484,573	469,928

Consolidated	$16,206,161	$1,157,681	$540,033	$14,508,447	$11,577,170

        Premium revenue increased 40.0%, or $4,629.0 million, to $16,206.2 million for the year ended December 31, 2002 from $11,577.2 million for the year ended December 31, 2001. Excluding premium revenue attributable to the acquired RightCHOICE business of $1,157.7 million for the eleven months ended December 31, 2002 and premium revenue attributable to the acquired Cerulean business of $540.0 million from January 1, 2002 to March 15, 2002, premium revenue increased $2,931.3 million, or 25.3%, on a Same-Store basis. The increase, excluding these acquisitions, was primarily due to a 12.5% increase in insured member months and the implementation of premium increases overall. The majority of the increase is attributable to the California region.

        The following table depicts management services and other revenue by reportable segment:

	Year Ended December 31, 2002	Less: Acquired RightCHOICE Business for the Eleven Months Ended December 31, 2002	Less: Acquired Cerulean Business from January 1, 2002 to March 15, 2002	Year Ended December 31, 2002 (Same-Store)	Year Ended December 31, 2001
	(in thousands)
Health Care	$681,512	$133,959	$35,935	$511,618	$491,995
Specialty	136,863	4,075	468	132,320	117,698

Consolidated	$818,375	$138,034	$36,403	$643,938	$609,693

        Management services and other revenue increased 34.2%, or $208.7 million, to $818.4 million for the year ended December 31, 2002 from $609.7 million for the year ended December 31, 2001. Excluding management services and other revenue attributable to the acquired RightCHOICE business of $138.0 million for the eleven months ended December 31, 2002 and acquired Cerulean business of $36.4 million from January 1, 2002 to March 15, 2002, management services and other revenue increased $34.3 million, or 5.6%, on a Same-Store basis for the year ended December 31, 2002 due primarily to an increase in pharmacy benefit management services revenues.

        Investment income was $314.0 million for the year ended December 31, 2002, compared to $241.8 million for the year ended December 31, 2001, an increase of $72.2 million or 29.9%. This $72.2 million increase was a result of a net realized investment gain of $55.4 million for the year ended December 31, 2002, compared to a net realized investment loss of $4.2 million for the year ended December 31, 2001. The net realized investment gains in 2002 were primarily due to a pre-tax investment gain of $64.9 million realized from WellPoint's investment in Trigon Healthcare, Inc., which was acquired by Anthem, Inc. during 2002. In accordance with generally accepted accounting principles, WellPoint realized the gain related to its investment upon completion of the Trigon transaction. Excluding this gain on the Trigon transaction, net realized investment losses for the years ended December 31, 2002 and 2001 would have been $9.5 million and $4.2 million, respectively. This increase in net realized investment losses of $5.3 million resulted primarily from the Company's restructuring of its investment portfolio mix in 2002. The Company believes the disclosure of net realized investment losses for the year ended December 31, 2002 excluding the Trigon gain is useful to investors in understanding the reasons, other than the Trigon gain, for the change in net realized investment losses from the year ended December 31, 2001. The Company also excludes the Trigon gain for purposes of reporting comparative financial results to its Board of Directors. Gross investment income increased $16.1 million, or 6.4%, for the year ended December 31, 2002 from the year ended December 31, 2001 as a result of higher average investment balances during the year ended December 31, 2002 (for which gross investment income was $267.9 million) versus the year ended December 31, 2001 (for which gross investment income was $251.8 million). As a partial offset to this increase, net investment expenses increased by $3.5 million from $5.8 million for the year ended December 31, 2001 to $9.3 million for the year ended December 31, 2002, due primarily to higher investment manager fees.

        The following table depicts health care services and other benefits expense by reportable segment:

	Year Ended December 31, 2002	Less: Acquired RightCHOICE Business for the Eleven Months Ended December 31, 2002	Less: Acquired Cerulean Business from January 1, 2002 to March 15, 2002	Year Ended December 31, 2002 (Same-Store)	Year Ended December 31, 2001
	(in thousands)
Health Care	$12,865,707	$926,277	$444,051	$11,495,379	$9,105,251
Specialty	345,383	2,152	11,196	332,035	331,013

Consolidated	$13,211,090	$928,429	$455,247	$11,827,414	$9,436,264

        The medical care ratio for the year ended December 31, 2002 of 81.5% remained unchanged from the year ended December 31, 2001. The medical care ratio attributable to the Health Care segment was 81.9% for the year ended December 31, 2002 compared to 82.0% for the year ended December 31, 2001. The medical care ratio attributable to the Specialty segment was 68.4% for the year ended December 31, 2002 compared to 70.4% for the year ended December 31, 2001. The acquired RightCHOICE business had a slightly lower medical care ratio than the Company's core businesses, while the acquired Cerulean business experienced a higher medical care ratio than the Company's core businesses due to Cerulean's higher percentage of large employer group business and fewer managed care offerings. Excluding health care services and other benefits expense attributable to the acquired RightCHOICE business of $928.4 million for the eleven months ended December 31, 2002 and acquired Cerulean business of $455.2 million from January 1, 2002 to March 15, 2002, health care services and other benefits expense increased $2,391.2 million, or 25.3%, on a Same-Store basis, commensurate with the Same-Store increase in premium revenue. On a Same-Store basis, the medical care ratio for the Company remained unchanged at 81.5% for the years ended December 31, 2002 and 2001.

        The selling expense ratio for the year ended December 31, 2002 decreased to 4.0%, compared to 4.1% for the year ended December 31, 2001. The acquired Cerulean business experienced a lower selling expense ratio due primarily to its lower percentage of individual and small employer group business. The acquired RightCHOICE business also experienced a slightly lower selling expense ratio than the Company's core businesses. Excluding selling expense attributable to the acquired RightCHOICE business of $52.0 million and combined premium revenue and management services and other revenue of $1,295.7 million for the eleven months ended December 31, 2002 and selling expense attributable to the acquired Cerulean business of $16.3 million and combined premium revenue and management services and other revenue of $576.4 million from January 1, 2002 to March 15, 2002, the selling expense ratio remained unchanged at 4.0% and 4.1% for the years ended December 31, 2002 and 2001, respectively.

        The general and administrative expense ratio decreased to 12.7% for the year ended December 31, 2002 from 13.7% for the year ended December 31, 2001. The acquired RightCHOICE business experienced a higher general and administrative expense ratio than the Company's core businesses for the year ended December 31, 2002 due to integration expenses, its higher concentration of administrative services business and certain other transaction-related expenses. The acquired Cerulean business experienced an improved general and administrative expense ratio for the year ended December 31, 2002 over the year ended December 31, 2001. Excluding general and administrative expense attributable to the acquired RightCHOICE business of $203.5 million and combined premium revenue and management services and other revenue of $1,295.7 million for the eleven months ended December 31, 2002 and general and administrative expense attributable to the acquired Cerulean business of $76.9 million and combined premium revenue and management services and other revenue of $576.4 million from January 1, 2002 to March 15, 2002, the general and administrative expense ratio decreased to 12.4% for the year ended December 31, 2002, compared to 13.7% for the year ended December 31, 2001. This decrease was due to administrative efficiencies from technology investments and systems convergence efforts and fixed administrative costs spread over a larger membership base.

        Interest expense increased $16.8 million to $66.7 million for the year ended December 31, 2002, compared to $49.9 million for the year ended December 31, 2001. As mentioned earlier, interest expense for the year ended December 31, 2002 included a $6.3 million pre-tax reclassification related to the extinguishment of debt under the Company's Zero Coupon Convertible Subordinated Debentures that was previously recorded as an extraordinary loss (see Note 23 to the Consolidated Financial Statements). Other than this $6.3 million reclassification, the increase in interest expense from the year ended December 31, 2001 to the year ended December 31, 2002 was related to the higher average debt balance for the year ended December 31, 2002 in comparison to the year ended December 31, 2001, primarily due to the issuance of the $350.0 million aggregate principal amount at maturity of 6 3/8% Notes on January 16, 2002 (see Note 11 to the Consolidated Financial Statements) as a result of the RightCHOICE acquisition. Partially offsetting the increase in interest expense was a reduction in borrowing rates. The weighted average interest rate for all debt for the years ended December 31, 2002 and 2001, including the fees associated with the Company's borrowings and interest rate swap agreements, was 6.0% and 6.7%, respectively.

        Other expense, net decreased $19.6 million to $55.1 million for the year ended December 31, 2002, compared to $74.7 million for the year ended December 31, 2001. The decrease resulted from lower amortization of goodwill and other intangible assets due to the implementation of Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" ("SFAS No. 142"), which accounted for $41.3 million of the decrease in amortization expense, an increase in income from the Company's share of its investments in joint ventures of $4.4 million and a decrease in minority interest expense of $3.9 million related to an equity interest in the Atlanta CHPN. (See "Item 1. Business—Managed Health Care Networks and Provider Relations—Blue Cross Blue Shield of Georgia.") These decreases were partially offset by the following items: (i) an increase in amortization of intangible assets with definite useful lives of $16.2 million, primarily due to recent acquisitions, (ii) an increase in losses on the disposition of fixed assets of $5.7 million and (iii) an increase in net operating expenses of $7.9 million from an insurance general agency subsidiary owned by the Company.

        The Company's net income for the year ended December 31, 2002 was $703.1 million, compared to $414.7 million for the year ended December 31, 2001. Net income for the year ended December 31, 2002 included net realized investment gains of $33.3 million, net of tax, which included a $38.9 million after-tax realized gain from the Company's investment in Trigon Healthcare, Inc. as discussed earlier and an extraordinary gain related to the acquisition of MethodistCare, resulting from an excess of the fair value of net assets over acquisition costs. This extraordinary gain amounted to $8.9 million, or $0.06 per diluted share. The Company reclassified the pre-tax extraordinary loss related to the early redemption of certain of the Company's Zero Coupon Convertible Subordinated Debentures due 2019 of $6.3 million ($3.8 million, net of tax, or $0.03 per diluted share) to interest expense pursuant to Statement of Accounting Standards No. 145, "Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections." (See Note 23 to the Consolidated Financial Statements.) Net income for the year ended December 31, 2002, excluding net realized investment gains of $33.3 million and the $8.9 million extraordinary gain, was $660.9 million, or $4.39 per diluted share. For the year ended December 31, 2001, adjusted for the SFAS No. 142 impact of $32.2 million, net income would have been $446.9 million or $3.39 per diluted share. (See Note 7 to the Consolidated Financial Statements.)

        Earnings per share including the extraordinary gain totaled $4.87 for the year ended December 31, 2002 and $3.27 for the year ended December 31, 2001. Earnings per share assuming full dilution including the extraordinary gain totaled $4.67 for the year ended December 31, 2002 and $3.15 for the year ended December 31, 2001.

        Earnings per share for the year ended December 31, 2002 is based upon weighted average shares outstanding of 144.2 million shares, excluding potential Common Stock, and 150.9 million shares, assuming full dilution. Earnings per share for the year ended December 31, 2001 is based on 126.9 million shares, excluding potential Common Stock, and 132.4 million shares, assuming full dilution. The increase in weighted average shares outstanding primarily resulted from the issuance of shares related to the RightCHOICE acquisition and the Company's stock option and stock purchase plans.

Financial Condition

        The Company's consolidated assets increased by $3,318.1 million, or 28.9%, to $14,788.7 million as of December 31, 2003 from $11,470.6 million as of December 31, 2002. The increase in total assets was partially attributable to the acquisition of Cobalt, which accounted for $1,301.9 million, or 39.2%, of the increase. The total acquired assets of Cobalt of $1,301.9 million were reduced by acquisition-related adjustments of $341.1 million, primarily related to cash paid to holders of Cobalt common stock of $427.5 million offset by debt incurred to finance the acquisition of $125.1 million. Excluding Cobalt, the increase in total assets was primarily due to growth in cash and investments of $1,913.9 million as a result of operating cash flows attributable to net income and an increase in advances on security lending deposits. The remaining increase in total assets, excluding Cobalt, was driven by an increase in property and equipment, prepaid assets and other non-current assets. Cash and investments totaled $8.8 billion as of December 31, 2003, or 59.7% of total assets.

        Overall claims liabilities, which is composed of medical claims payable and reserves for future policy benefits, increased $458.8 million, or 17.0%, to $3,164.4 million as of December 31, 2003 from $2,705.6 million as of December 31, 2002. This increase was due to claim liabilities associated with the Cobalt acquisition of $294.8 million and an increase in the claims liabilities associated with the Company's core businesses of $164.0 million, primarily resulting from a Same-Store increase in insured member months of 4.9% for the year ended December 31, 2003 compared to the year ended December 31, 2002. See "Critical Accounting Policies" for a discussion of medical claims payable and reserves for future policy benefits. As of December 31, 2003, the Company's long-term indebtedness was $1,238.3 million, of which $459.4 million was related to the Company's 6 3/8% Notes due 2006 (which includes a fair value adjustment of $9.9 million), $349.1 million was related to the Company's 6 3/8% Notes due 2012 and $429.8 million was related to the commercial paper program. The 6 3/8% Notes due 2012, with an aggregate principal amount at maturity of $350.0 million, were issued to partially finance the RightCHOICE acquisition in 2002. The Company's revolving credit facility indebtedness of $235.0 million at December 31, 2001 was repaid during the year ended December 31, 2002, with $200.0 million obtained through the commercial paper program and operating cash of $35.0 million. During the year ended December 31, 2003, the Company issued an additional $104.7 million in commercial paper (net of repayments made during the year) to repurchase Common Stock of the Company. In the third quarter of 2003, the Company also issued an additional $125.1 million in commercial paper primarily to finance the purchase of Cobalt (refer to "Liquidity and Capital Resources" below for a discussion of the potential repurchase of the Company's commercial paper as a result of the Company's pending merger with Anthem, Inc.).

        Stockholders' equity totaled $5,429.9 million as of December 31, 2003, an increase of $1,453.2 million from $3,976.7 million as of December 31, 2002. The increase was primarily due to net income of $935.2 million for the year ended December 31, 2003, the net issuance of 5.1 million shares, or $441.4 million, of the Company's Common Stock related to the acquisition of Cobalt, a net increase of $382.3 million from the reissuance of treasury stock related to the Company's employee 401(k) plan, stock option and stock purchase plans and an increase in other comprehensive income of $105.6 million, net of taxes. Partially offsetting these increases were the repurchase of 3.9 million shares of the Company's Common Stock for $268.6 million and net losses from the reissuance of treasury stock of $142.7 million.

Liquidity and Capital Resources

        As of December 31, 2003, consolidated cash and investments were $8.8 billion, of which $1.4 billion was in cash and cash equivalents. The Company's primary sources of cash are premium and management services revenues and investment income. The Company's primary uses of cash include health care claims and other benefits, capitation payments, income taxes, repayment of long-term debt, interest expense, broker and agent commissions, administrative expenses, Common Stock repurchases and capital expenditures. In addition to the foregoing, other uses of cash include provider network and systems development costs and costs associated with the integration of acquired businesses.

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

        The Company's strategy for achieving its investment goals is broad diversification of its investments, both across and within asset classes. As of December 31, 2003, the Company's investment portfolio consisted primarily of investment grade fixed-income securities. The Company's portfolio also included large capitalization and small capitalization domestic equities, foreign equities, tax-exempt municipal bonds and a small amount of non-investment grade debt securities. The fixed-income assets include both short and long-duration securities with an attempt to match the Company's funding needs. The Company's investment policy contains limitations regarding concentration in individual securities and industries and generally prohibits speculative and leveraged investments. Cash and investment balances maintained by the Company are sufficient to meet applicable regulatory financial stability and net worth requirements, including license requirements of the Blue Cross and Blue Shield Association.

        WellPoint, as the parent company, requires cash for debt repayment, stock repurchases, acquisitions and other general corporate purposes. A substantial portion of WellPoint's cash requirements is funded by dividends received from its regulated operating subsidiaries. Payments of dividends to WellPoint by its regulated operating subsidiaries are subject to certain restrictions imposed by state regulations. There is no assurance that the Company will receive any regulatory approvals that might be required for future dividend payments. As of December 31, 2003, the Company, as a stand-alone entity, had $298.8 million in cash and investments.

        Net cash provided by operating activities was $1,464.1 million for the year ended December 31, 2003, compared with $1,401.0 million for the year ended December 31, 2002. Net cash provided by operating activities for the year ended December 31, 2003 was due primarily to net income of $935.2 million, an increase in medical claims payable of $138.2 million due to membership growth and higher health care expenses per member per month, an increase in accounts payable and accrued expenses of $190.6 million primarily attributable to employee compensation related accruals, an increase in income taxes payable of $137.9 million and an increase in other current liabilities of $91.4 million due to timing of pharmaceutical drug and pharmacy rebate payments, increases in drug purchases and timing of other accruals related to normal operations. Partially offsetting these increases was an increase in receivables, net of $172.2 million due to timing of cash receipts, primarily related to pharmacy rebate receivables from hospitals and government agencies and membership growth.

        Net cash used in investing activities for the year ended December 31, 2003 totaled $2,235.9 million, compared with $1,306.5 million for the year ended December 31, 2002. The net cash used in investing activities during the year ended December 31, 2003 was primarily attributable to the purchase of investments of $10.7 billion, the acquisition of new businesses, primarily Cobalt and Golden West, net of cash acquired, of $425.7 million, and the purchase of property and equipment, net of sales proceeds, of $146.7 million, which were partially offset by proceeds from investments sold and matured of $9.0 billion.

        Net cash provided by financing activities totaled $843.0 million for the year ended December 31, 2003, compared with $232.6 million for the year ended December 31, 2002. The net cash provided by financing activities for the year ended December 31, 2003 was primarily attributable to additional advances on securities lending deposits of $716.7 million, additional debt of $230.1 million, of which $125.1 million was used to partially finance the acquisition of Cobalt and the remaining balance was incurred to partially finance the $268.6 million repurchase of Company Common Stock, and the receipt of proceeds from the issuance of Common Stock related to the Company's stock option and stock purchase plans of $164.8 million.

        Effective March 30, 2001, the Company entered into two unsecured revolving credit facilities allowing aggregate indebtedness of $1.0 billion in principal amount. Borrowings under these facilities (which are generally referred to collectively in this annual report on Form 10-K as the Company's "revolving credit facility") bear interest at rates determined by reference to the bank's base rate or to the London InterBank Offered Rate ("LIBOR") plus a margin determined by reference to the then-current rating of the Company's senior unsecured long-term debt by specified rating agencies. One facility, which provides for borrowings not to exceed $750.0 million at any time outstanding, expires as of March 30, 2006, although it may be extended for up to two additional one-year periods under certain circumstances. The other facility, which provides for borrowings not to exceed $250.0 million at any time outstanding, expires on March 26, 2004. Any amount outstanding under this facility as of March 26, 2004 may be converted into a one-year term loan at the option of the Company and will bear interest at rates determined by reference to the bank's base rate or LIBOR plus a margin determined by reference to the then-current rating of the Company's unsecured long-term debt by specified rating agencies, plus 0.125% until paid in full. The Company is currently in negotiations to extend the term of the $250.0 million facility to March 25, 2005. Loans under the $250.0 million facility are made on a committed basis. Loans under the $750.0 million facility are made on a committed basis or pursuant to an auction bid process. The $750.0 million facility also contains sublimits for letters of credit and "swingline" loans. Each credit agreement requires the Company to maintain certain financial ratios and contains restrictive covenants, including restrictions on the incurrence of additional indebtedness and the granting of certain liens, limitations on acquisitions and investments and limitations on changes in control (see Note 11 to the Consolidated Financial Statements). As of December 31, 2003 and December 31, 2002, there were no amounts outstanding under the revolving credit facility.

        In April 2002, the Company commenced a commercial paper program providing for the issuance of up to $1.0 billion in aggregate maturity value of short-term indebtedness (known generally as "commercial paper"). The commercial paper is being issued by the Company without registration under the Securities Act of 1933, as amended (the "1933 Act") in reliance upon the exemption from registration contained in Section 4(2) of the 1933 Act. The commercial paper is issued in denominations of $100,000 or integral multiples of $1,000 in excess thereof and will bear such interest rates, if interest-bearing, or will be sold at such discount from their face amounts, as agreed upon by the Company and the dealer or dealers acting in connection with the commercial paper program. The commercial paper may be issued with varying maturities up to a maximum of 270 days from the date of issuance. The commercial paper ranks equally with all other unsecured and unsubordinated indebtedness of the Company. As of December 31, 2003 and December 31, 2002, the outstanding commercial paper borrowings totaled $429.8 million and $199.8 million, respectively, with various maturity dates and had interest rates ranging from 1.10% to 1.27% as of December 31, 2003 and interest rates ranging from 1.60% to 1.65% as of December 31, 2002. The weighted average yield on the outstanding commercial paper as of December 31, 2003 and December 31, 2002 was 1.25% and 1.62%, respectively. The Company intends to maintain commercial paper borrowings of at least the amount outstanding at December 31, 2003 for more than one year. Accordingly, for financial reporting purposes, the commercial paper has been classified under non-current liabilities in the Consolidated Balance Sheets. Under the Company's merger agreement with Anthem, Inc., however, the Company has agreed to repurchase, prior to the closing of the merger with Anthem, any outstanding commercial paper issued by the Company or any of its subsidiaries.

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

        On June 15, 2001, the Company issued $450.0 million aggregate principal amount at maturity of 6 3/8% Notes due June 15, 2006 (the "2006 Notes"). The net proceeds of this offering totaled approximately $449.0 million. The net proceeds from the sale of the 2006 Notes were used to repay indebtedness under the Company's revolving credit facilities. The 2006 Notes bear interest at a rate of 6 3/8% per annum, payable semi-annually in arrears on June 15 and December 15 of each year commencing December 15, 2001. Interest is computed on the basis of a 360-day year of twelve 30-day months.

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

        On October 2, 2002, the Company announced that it had elected to redeem its Zero Coupon Convertible Subordinated Debentures due 2019 (the "Debentures") as of October 28, 2002. Substantially all of the Debentures were tendered for conversion into the Company's Common Stock prior to the redemption date. Approximately $50,000 principal amount at maturity of the Debentures were settled in cash. This conversion did not have an extraordinary income statement impact. (See Note 11 to the Consolidated Financial Statements.) Prior to the Company's announcement of its election to redeem the Debentures, Debentureholders in 2002 converted $18.0 million in aggregate principal amount at maturity of the Company's Debentures with a carrying value (including accreted interest) of $12.6 million. In lieu of delivering shares of Common Stock upon conversion of these Debentures, the Company elected to pay cash of $18.9 million, which resulted in an extraordinary after-tax loss of $3.8 million, as shown on the Consolidated Income Statements in the Company's annual report on Form 10-K for the year ended December 31, 2002. In accordance with SFAS No. 145, which was effective for fiscal years beginning after May 15, 2002, the Company had determined that the extinguishment of debt under the Debentures did not meet the requirements of unusual or infrequent and therefore would not be included as an extraordinary item with the rescission of FASB Statement No. 4. Accordingly, for the year ended December 31, 2002, the Company reclassified an extraordinary loss of $6.3 million, which included a tax benefit of $2.5 million, to interest expense.

        As a part of a hedging strategy to limit its exposure to variable interest rate increases, the Company has from time to time entered into interest rate swap agreements in order to reduce the volatility of interest expense resulting from changes in interest rates on its variable rate debt. The swap agreements were contracts to exchange variable-rate interest payments (weighted average rate for the year ended December 31, 2002 of 2.25%) for fixed-rate interest payments (weighted average rate for the year ended December 31, 2002 of 7.08%) without the exchange of the underlying notional amounts. In 2002, the Company was party to $200.0 million of fixed-rate swap agreements, consisting of a $150.0 million notional amount swap agreement at 6.99% maturing on October 17, 2003 and a $50.0 million notional amount swap agreement at 7.06% maturing on October 17, 2006. In September 2002, the Company terminated these two fixed-rate swap agreements with an aggregate cash settlement of $17.6 million, of which $1.8 million was accrued interest and the remaining $15.8 million represented the fair value of the swap agreements at the time of termination and is being amortized over the term of the original swap agreements. As of December 31, 2003, the remaining balance of the unamortized $50.0 million notional amount swap agreement was $5.4 million. (See Note 12 to the Consolidated Financial Statements.)

        In order to reduce the interest expense associated with the 2006 Notes, the Company, on January 15, 2002, entered into a $200.0 million notional amount interest rate swap agreement, which matures on June 15, 2006. The swap agreement is a contract to exchange a fixed 6 3/8% rate for a LIBOR-based floating rate (weighted average variable rate of 2.46% and 3.02% for the years ended December 31, 2003 and 2002, respectively).

        Certain of the Company's subsidiaries are required to maintain minimum capital requirements prescribed by various regulatory agencies, including the California Department of Managed Health Care and the Departments of Insurance in various states, including California, Georgia, Missouri, Wisconsin and Delaware. As of December 31, 2003 (or the most recent date with respect to which compliance is required), those subsidiaries of the Company were in compliance with all minimum capital requirements.

        The Company enters into operating leases primarily for office space, electronic data processing and office equipment. The Company also enters into contracts for various goods and services, including outsourced services, maintenance services, information technology support and license fees.

        The Company's contractual obligations relating to debt, leases, significant purchase obligations and other long-term liabilities at December 31, 2003 were as follows:

	Payments Due By Period
	Total	2004	2005	2006	2007	2008	Thereafter
	(In millions)
6 3/8% Notes due 2006(A)	$450.0	$—	$—	$450.0	$—	$—	$—
6 3/8% Notes due 2012(A)	350.0	—	—	—	—	—	350.0
Commercial paper program(A)(B)	429.8	—	429.8	—	—	—	—
Capital leases	29.9	12.8	9.7	5.1	1.9	0.4	—
Operating leases	548.8	98.7	70.6	53.7	38.0	35.6	252.2
Purchase obligations(C)	49.4	21.0	9.5	8.6	7.5	2.8	—
Estimated pension contributions	24.0	24.0	—	—	—	—	—

Total contractual obligations(D)	$1,881.9	$156.5	$519.6	$517.4	$47.4	$38.8	$602.2

(A)
Debt obligations do not include any future scheduled interest payments.

(B)
As of December 31, 2003, outstanding borrowings under the commercial paper program totaled approximately $429.8 million, with an average maturity of 43 days. The commercial paper may be issued with varying maturities up to a maximum of 270 days from the date of issuance. The Company intends to maintain commercial paper borrowings of at least the amount outstanding at December 31, 2003 for more than one year. Accordingly, for financial reporting purposes, the commercial paper has been classified under non-current liabilities in the Consolidated Financial Statements. (See Note 11 to the Consolidated Financial Statements.)

(C)
Purchase obligations reflected in the table above consist primarily of contracts for fixed or variable prices for outsourced services, maintenance services, information technology support and license fees. Purchase obligations that are not significant or that contain clauses allowing for cancellation without significant penalty are not included in the table above. In addition, the Company is subject to various contracts with certain health care providers for the provision of health care services to its members. Such contracts involve payments to or from the Company, generally on a monthly basis, in the ordinary course of business and are not included in the above table.

(D)
Contractual obligations relating to other long-term liabilities on the Company's Consolidated Balance Sheets for which payments are uncertain are not reflected in the table above.

        The Company's committed credit availability as of December 31, 2003 was as follows:

			Amount of Available Commitment Expiration Per Period
	Total Committed	Total Available
			2004	2005	2006	2007	2008
	(In millions)
Revolving Credit—committed and available(A)	$1,000.0	$1,000.0	$250.0	$—	$750.0	$—	$—

(A)
The $250.0 million facility expires on March 26, 2004. Any amount outstanding under this facility as of March 26, 2004 may be converted into a one-year term loan at the option of the Company. The Company is currently in negotiations to extend the term of this facility to March 25, 2005.

        The Company believes that cash flow generated by operations and its cash and investment balances, supplemented by the Company's ability to borrow under its existing revolving credit facility, commercial paper program or through public or private financing sources, will be sufficient to fund continuing operations and expected capital requirements for the foreseeable future.

Pending and Recent Transactions

Pending Merger With Anthem

        On October 26, 2003, WellPoint entered into a merger agreement with Anthem, Inc. ("Anthem"). The consideration to be received by the stockholders of WellPoint will be composed of $23.80 in cash and one share of Anthem common stock per share of WellPoint Common Stock. Based on the closing price of Anthem's common stock on October 24, 2003, the transaction was valued at approximately $16.4 billion. Upon completion of this transaction, WellPoint will merge into a wholly owned subsidiary of Anthem and Anthem will change its name to WellPoint, Inc. Anthem, a publicly traded company, is an independent licensee of the Blue Cross and Blue Shield Association and holds the exclusive right to use the Blue Cross and Blue Shield names and marks in the states of Indiana, Kentucky, Ohio, Connecticut, New Hampshire, Colorado, Nevada, Maine and Virginia, excluding the immediate suburbs of Washington D.C. As of December 31, 2003, Anthem provided health care benefits to more than 11.9 million medical members, which includes BlueCard "host" members. Headquartered in Indianapolis, Indiana, Anthem, along with its subsidiaries, offers a diverse portfolio of complementary health and group life insurance, managed care products, pharmacy benefit management and government health program administration.

        The transaction is subject to customary closing conditions, including, among other things, approval of WellPoint's and Anthem's shareholders, various regulatory agencies and the Blue Cross and Blue Shield Association.

        In connection with obtaining the approval of WellPoint's and Anthem's shareholders for the proposed merger, Anthem filed a preliminary registration statement on Form S-4, including the preliminary joint proxy statement/prospectus constituting a part thereof, with the Securities and Exchange Commission on November 26, 2003. Anthem will file a final registration statement, including a definitive joint proxy statement/prospectus constituting a part thereof, and other documents with the Securities and Exchange Commission. The final joint proxy statement/prospectus will be mailed to holders of WellPoint and Anthem common stock.

        WellPoint and Anthem have made appropriate filings and applications with insurance and HMO regulators in California, Delaware, Georgia, Illinois, Missouri, Oklahoma, Puerto Rico, Texas, Virginia, West Virginia and Wisconsin. Pursuant to applicable insurance and HMO laws and regulations, and before the merger may be consummated, the insurance commissioner and, where applicable, HMO regulator, must review and approve the acquisition of control of the insurance company or HMO subsidiary domiciled in its respective jurisdiction. In addition to the filings with and approvals from the domiciliary insurance and HMO regulators, pre-acquisition notifications of the merger under state insurance antitrust laws and regulations will be required in certain states in which insurance company or HMO subsidiaries of both WellPoint and Anthem operate.

        The Blue Cross and Blue Shield Association must approve the transfer to Anthem of WellPoint's licenses to use the Blue Cross and Blue Shield names and marks in WellPoint's geographical territories. Anthem and WellPoint have submitted a joint application requesting that, in connection with the completion of the merger, the Blue Cross and Blue Shield Association grant to Anthem the licenses for the WellPoint service area. The Blue Cross and Blue Shield Association committee that considers licensure matters approved the transfer in December 2003, although the transaction still awaits approval by the Board of Directors of the Blue Cross and Blue Shield Association.

        The Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, and the rules and regulations thereunder provide that the merger may not be completed until pre-merger notification filings have been made with the Federal Trade Commission, and the Antitrust Division of the U.S. Department of Justice, and the specified waiting period thereunder has expired or is terminated. Even after the waiting period expires or is terminated, the Department of Justice and the Federal Trade Commission will have the authority to challenge the merger on antitrust grounds before or after the merger is completed. Each of Anthem and WellPoint filed a notification and report form for the merger with the Federal Trade Commission and the Department of Justice in January 2004 and the waiting period expired on February 26, 2004.

        Following the merger, WellPoint stockholders will become shareholders of Anthem. In addition, in the merger agreement, among other things, WellPoint has agreed that Anthem will have its corporate headquarters and principal executive offices in Indianapolis, Indiana and that Anthem's name will be changed to WellPoint, Inc. WellPoint and Anthem have also agreed to file an application to have the common stock of Anthem listed on the New York Stock Exchange under the ticker symbol "WLP."

        After the merger, the board of directors of Anthem will have 19 members, consisting of 11 current members of Anthem's board of directors designated by Anthem (including Larry C. Glasscock) and eight current members of WellPoint's board of directors designated by WellPoint (including Leonard D. Schaeffer). Also after the merger, Leonard D. Schaeffer of WellPoint will be Chairman of the Board of Directors of Anthem and Larry C. Glasscock of Anthem will be the President and Chief Executive Officer and a director of Anthem. By the second anniversary of the completion of the merger, Leonard D. Schaeffer will retire as Chairman and as a director of Anthem and Larry C. Glasscock will succeed him as Chairman.

        Either WellPoint or Anthem may terminate the merger agreement, even after the requisite shareholder approvals have been received, if the merger has not been completed by November 30, 2004, and either of them may also terminate the merger agreement in certain other circumstances specified in the merger agreement. The Company currently expects the transaction to close by mid-2004.

CareFirst Merger Agreement

        In November 2001, WellPoint entered into a merger agreement with CareFirst, Inc. ("CareFirst"), which agreement was amended in January 2003. CareFirst has the exclusive right to use the Blue Cross and Blue Shield names and marks in Maryland, Delaware, the District of Columbia and certain counties in Northern Virginia. Under the amended merger agreement, CareFirst would have become a subsidiary of WellPoint. The consummation of the CareFirst transaction was subject to a number of conditions, including the approval of the insurance regulators in Maryland, Delaware and the District of Columbia for the conversion of CareFirst from a non-profit corporation to a for-profit entity. On March 5, 2003, the Maryland insurance commissioner issued an order disapproving this conversion. In August 2003, the Company received a notice from CareFirst electing to terminate the amended merger agreement in accordance with its terms.

        In August 2003, the Company received a Grand Jury subpoena from the United States Attorney's office in the District of Maryland requesting various documents relating to the CareFirst transaction.

The Company has responded to the request and intends to cooperate fully with the United States Attorney's office. The Company has no reason to believe it is a target of the proceedings.

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

        During the quarter ended September 30, 1998, the Company received a private letter ruling from the IRS with respect to the treatment of certain payments made at the time of the Recapitalization and the acquisition of the commercial operations of BCC. The ruling allowed the Company to deduct as an ordinary and necessary business expense the $800.0 million cash payment made by BCC in May 1996 to one of two newly formed charitable foundations. As a result of and in reliance on the ruling, the Company experienced a reduction in its income tax expense of $85.5 million and the Company reduced its goodwill resulting from the Recapitalization by $194.5 million during the year ended December 31, 1998. The Company filed for refund claims of approximately $198.6 million of previous year income tax payments and reduced income tax payments during 1998 and 1999 by approximately $81.4 million. In August 1999, the Company received a cash refund (including applicable accrued interest) of approximately $183.0 million, which was reflected in the statement of cash flows for such year. The Company has refund claims pending of approximately $39.3 million (excluding interest).

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

        The critical accounting policies described below are those that the Company believes are important to the portrayal of the Company's financial condition and results of operations, and which require management to make difficult, subjective or complex judgments. Critical accounting policies cover accounting matters that are inherently uncertain because the future resolution of such matters is unknown. The Company believes that critical accounting policies include medical claims payable, reserves for future policy benefits, goodwill and other intangible assets and investments.

Medical Claims Payable

        Medical claims payable includes claims in process as well as provisions for the estimate of incurred but not reported claims ("IBNR") and provisions for disputed claims obligations. As of December 31, 2003, approximately 90% of the Company's medical claims payable consisted of IBNR and claims in process. Such estimates are developed using actuarial principles and assumptions that consider, among other things, contractual requirements, historical utilization trends and payment patterns, benefits changes, medical inflation, product mix, seasonality, membership and other relevant factors. In developing IBNR, the Company applies different estimation methods depending on the period for which incurred claims are being estimated. For the most recent four months, the incurred claims are estimated from the trend analysis based on per member per month claims trends developed from the experience in preceding months. For periods prior to the most recent four months, the key assumption used in developing the Company's IBNR is that the completion factor pattern remains consistent over a rolling 12-month period. The completion factor is an actuarial estimate, based upon historical experience, of the percentage of claims incurred during a given period that have been adjudicated by the Company as of the date of estimation. This approach is consistently applied to each period presented.

        The completion factors and claims per member per month trend factor are the most significant factors used in estimating the Company's IBNR. The following table illustrates the sensitivity of these factors using December 31, 2003 data and the estimated potential impact on the Company's operating results caused by these factors:

Completion Factor(a):		Claims Trend Factor(b):
(Decrease) Increase in Factor	Increase (Decrease) in Medical Claims Payable	(Decrease) Increase in Factor	Increase (Decrease) in Medical Claims Payable
(3%)	$296,000,000	(3%)	$(12,000,000)
(2%)	192,000,000	(2%)	(8,000,000)
(1%)	94,000,000	(1%)	(4,000,000)
1%	(89,000,000)	1%	4,000,000
2%	(174,000,000)	2%	8,000,000
3%	(255,000,000)	3%	12,000,000

(a)
Reflects estimated potential changes in medical claims payable caused by changes in completion factors in each of the most recent four months.

(b)
Reflects estimated potential changes in medical claims payable caused by changes in annualized claims trend used for the estimation of per member per month claims for the most recent four months.

        In addition, assuming a hypothetical 1% difference between the Company's December 31, 2003 estimated claims liability and the actual claims incurred, net income for the year ended December 31, 2003 would increase or decrease by $16.5 million, while diluted net income per share would increase or decrease by $0.11 per share.

        Other relevant factors include exceptional situations that might require judgmental adjustments in setting the outstanding reserves, such as system conversions, processing interruptions, environmental changes or other factors. None of these factors had a material impact on the development of the Company's claims payable estimates during any of the periods presented in this annual report on Form 10-K. All of these factors are used in estimating IBNR and are important to the Company's reserve methodology in trending the claims per member per month for purposes of estimating the reserves for the most recent four months.

        In developing its best estimate of medical claims payable, the Company consistently applies the principles and assumptions listed above from year to year, while also giving due consideration to the potential variability of these factors. Because medical claims payable includes various actuarially developed estimates, the Company's actual health care services expense may be more or less than the Company's previously developed estimates. Claim processing expenses are also accrued based on an estimate of expenses necessary to process such claims. Such reserves are continually monitored and reviewed, with any adjustments reflected in current operations. (See Note 8 to the Consolidated Financial Statements for a table that provides a reconciliation of changes in medical claims payable.)

        Health care claims are usually described as having a "short tail," which means that they are generally paid within a few months of the member receiving service from the physician or other health care provider. Based on the Company's historical claim payment patterns, less than 5% of the medical claims payable as of the end of any given year is outstanding at the end of the following year. Management expects that substantially all of the development of the estimate of medical claims payable as of December 31, 2003 will be known by the end of 2004.

        Capitation costs represent monthly fees paid one month in advance to physicians, certain other medical service providers and hospitals in the Company's HMO networks as retainers for providing continuing medical care. The Company maintains various programs that provide incentives to physicians, certain other medical service providers and hospitals participating in its HMO networks through the use of risk-sharing agreements and other programs. Payments under such agreements are made based on the providers' performance in managing health care costs while providing quality health care. Expenses related to these programs, which are based in part on estimates, are recorded in the period in which the related services are rendered. The Company believes that its reserves for medical claims payable are adequate to satisfy its ultimate claim liability. However, these estimates are inherently subject to a number of highly variable circumstances. Consequently, the actual results could differ materially from the amount recorded in the Consolidated Financial Statements.

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

        For many of the Company's HMO plans (including substantially all of its California HMO plans), the Company contracts with physicians, hospitals and other health care providers through capitation fee arrangements as a means to manage health care costs. The Company has two general types of capitation arrangements. The predominant type is the so-called "professional" capitation arrangement. Under professional capitation arrangements, the Company pays the health care provider, such as a participating medical group, a fixed amount per member per month, and the health care provider assumes the risk of the member's utilization of certain specified health care services. Typically, under professional capitation arrangements, the health care provider does not assume the risk of the member's utilization of any hospital-based services. The second type is the so-called "global" capitation arrangement. Under global capitation arrangements, the Company also pays the health care provider, such as a participating medical group, a fixed amount per member per month. However, under global capitation arrangements, the health care provider generally assumes the risk of the member's utilization of all health care services (subject to certain limited exceptions and state regulatory requirements). As of December 31, 2003, 2002 and 2001, the Company had approximately eight, 10 and 16 global capitation arrangements, respectively, covering approximately 161,000, 179,000 and 185,000 members, respectively. In addition, one of the Company's subsidiaries owns a 51% equity interest in a community health partnership network (the "CHPN") operating in the greater Atlanta area (see "Item 1. Business—Managed Health Care Networks and Provider Relations—Blue Cross Blue Shield of Georgia"). The CHPN is a locally based equity venture between the Company's subsidiary and a local physician group. The Company's subsidiary has entered into a global capitation arrangement with the CHPN. As of December 31, 2003, 2002 and 2001, approximately 560,000, 535,000 and 479,000 members, respectively, were covered by this arrangement.

        For the years ended December 31, 2003, 2002 and 2001, the Company's capitation expenses of $1,626.5 million, $1,496.9 million and $1,198.0 million represented 10.5%, 11.3% and 12.7%, respectively, of the Company's total health care services and other benefits expense. As of December 31, 2003 and 2002, the Company's capitation expenses payable of $145.9 million and $137.0 million represented 5.3% and 5.7%, respectively, of the Company's total medical claims payable. Medical claims payable attributable to the acquired Cobalt business as of December 31, 2003 was $168.1 million, including $0.3 million of capitation expenses payable.

        The Company's future results of operations will depend in part on its ability to predict and manage health care costs through underwriting criteria, medical management, product design and negotiation of favorable provider and hospital contracts. The Company's ability to contain such costs may be adversely affected by changes in utilization rates, demographic characteristics, the regulatory environment, health care practices, inflation, new technologies, clusters of high-cost cases, continued consolidation of physician, hospital and other provider groups, acts of terrorism and bioterrorism or other catastrophes, including war and numerous other factors. The Company's inability to mitigate any or all of the above-listed or other factors may adversely affect the Company's future profitability.

Reserves for Future Policy Benefits

        The estimate of reserves for future policy benefits relates to life and disability insurance policies written in connection with health care contracts. Reserves for future life benefit coverage are based on projections of past experience. Reserves for future policy and contract benefits for certain long-term disability products and group paid-up life products are based upon interest, mortality and morbidity assumptions from published actuarial tables, modified based upon the Company's experience. Reserves are continually monitored and reviewed, and as settlements are made or reserves adjusted, differences are reflected in current operations. The current portion of reserves for future policy benefits relates to the portion of such reserves that the Company expects to pay within one year. The Company believes that its reserves for future policy benefits are adequate to satisfy its ultimate benefit liability. However, these estimates are inherently subject to a number of highly variable circumstances. Consequently, the actual results could differ materially from the amount recorded in the consolidated financial statements. As of December 31, 2003 and 2002, the reserves for future policy benefits were $417.3 million and $283.2 million, respectively. The reserves as of December 31, 2003 included reserves for future policy benefits attributable to the acquired Cobalt business of $119.7 million.

Intangible Assets and Goodwill

        The Company has made several acquisitions in the past several years that included a significant amount of goodwill and other intangible assets. Under generally accepted accounting principles in effect through December 31, 2001, these assets were amortized over their useful lives and were tested periodically to determine if they were recoverable from operating earnings on an undiscounted basis over their useful lives.

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

        The Company adopted SFAS No. 142 on January 1, 2002 and, accordingly, no longer amortizes goodwill and other intangible assets with indefinite useful lives. In accordance with SFAS No. 142, the Company completed the transitional evaluation of its goodwill and other intangible assets at January 1, 2002 and the annual evaluation at December 31, 2003 and 2002, and determined that there was no impairment loss. As of December 31, 2003 and 2002, total goodwill and other intangible assets were $3.3 billion and $2.4 billion, respectively. The Cobalt acquisition added $849.1 million of goodwill and other intangible assets to the balance at December 31, 2003. The Company uses an independent valuation company to determine the allocation of the intangible assets obtained in its major acquisitions. (See Note 7 to the Consolidated Financial Statements for further discussion of the Company's goodwill and other intangible assets.)

Investments

        As of December 31, 2003, the Company's current investment securities (including securities on loan pursuant to securities lending transactions) at fair value, totaled $7.2 billion, of which 88.5% was invested in fixed-income securities and the remaining 11.5% was invested in equity securities. As of December 31, 2002, the Company's current investment securities (including securities on loan pursuant to securities lending transactions) at fair value totaled $5.3 billion, of which 89.6% was invested in fixed-income securities and the remaining 10.4% was invested in equity securities. These investment securities are generally used to support current operations and, accordingly, have been classified as current assets. The Company's long-term investments as of December 31, 2003 and December 31, 2002 were $161.8 million and $134.3 million, respectively, and consisted primarily of restricted assets, certain equities and other investments. Total current and long-term investments composed 50.1% and 47.2% of total assets as of December 31, 2003 and December 31, 2002, respectively.

        With the majority of investments in fixed-income securities, the Company maintains an investment portfolio that is primarily structured to maximize total return while preserving the principal asset base and provide a source of liquidity for operating needs. The Company records investment income when earned, and realized gains or losses when sold, as determined using the first-in-first-out method.

        The Company regularly evaluates the appropriateness of investments relative to its internal investment guidelines. The Company operates within these guidelines by maintaining a well-diversified portfolio, both across and within asset classes. The Company has from time to time retained an independent consultant to advise the Company on the appropriateness of its investment policy. The Company performs a quarterly evaluation of its investment securities, using both quantitative and qualitative factors to determine whether a decline in investment value is other-than-temporary. When a decline in an investment's fair value is determined to be other-than-temporary, a loss is recorded against investment income. When determining whether a decline in an investment's fair value is other-than-temporary, the Company considers the extent and duration to which a security's market value has been less than its cost, the financial condition and future earnings potential of the issuer, recommendations and opinions from outside investment managers and the current economic environment. For the years ended December 31, 2003, 2002 and 2001, the Company recorded investment losses that the Company believed to be other-than-temporary of approximately $31.2 million, $41.9 million and $21.1 million, respectively. The Company believes that it has performed an adequate review for impairment of the investment portfolio and that investments are carried at fair value. Changing economic and market conditions in the future, however, may cause the Company to reassess its judgment regarding impairment, which could result in realized losses relating to other-than-temporary declines being charged against future income.

        As of December 31, 2003 and 2002, net unrealized gains from the Company's fixed-income securities totaled $131.6 million and $184.5 million, respectively, primarily resulting from a general decrease in interest rates. The Company had a net unrealized gain in its equity securities portfolio as of December 31, 2003 of $157.2 million and a net unrealized loss of $49.5 million as of December 31, 2002. The Company believes that fluctuations in the Company's net unrealized gains or losses from year to year are temporary as a result of current market conditions.

        For further discussion, see "Item 7A. Quantitative and Qualitative Disclosures About Market Risk" and Note 4 to the Consolidated Financial Statements.

New Accounting Pronouncements

        In April 2002, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 145, "Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections" ("SFAS No. 145"). With the rescission of FASB Statement No. 4, gains and losses from the extinguishment of debt should be classified as extraordinary items only if they meet the criteria in APB Opinion No. 30. The provisions of APB Opinion No. 30 distinguish between transactions that are part of an entity's recurring operations and those that are unusual or infrequent or that meet the criteria for classification as an extraordinary item. The provisions of SFAS No. 145 related to the rescission of FASB Statement No. 4 are required to be applied for fiscal years beginning after May 15, 2002. The Company has determined that the extinguishment of debt under its Zero Coupon Convertible Subordinated Debentures, which were redeemed as of October 28, 2002, does not meet the requirements of unusual or infrequent and therefore would not be included as an extraordinary item with the rescission of FASB Statement No. 4. For the year ended December 31, 2002, WellPoint reclassified an extraordinary loss of $6.3 million, which included a tax benefit of $2.5 million, to interest expense. The adoption of the other provisions of SFAS No. 145 did not have a material effect on the Company's consolidated financial statements.

        In November 2002, the FASB issued Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" ("FIN No. 45"). FIN No. 45 requires that upon issuance of certain guarantees, a guarantor must recognize a liability for the fair value of the obligation assumed under the guarantee. The recognition provisions of FIN No. 45 are effective for guarantees issued or modified after December 31, 2002. Refer to Note 20 of the Notes to the Consolidated Financial Statements regarding the Company's joint venture providing Medicaid services in Puerto Rico. The adoption of FIN No. 45 did not have a material impact on the Company's financial condition or results of operations.

        In December 2002, the FASB amended the transition and disclosure requirements of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS No. 123"), through the issuance of Statement of Financial Accounting Standards No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure" ("SFAS No. 148"). SFAS No. 148 amends the disclosures that a company is required to make in its annual and interim financial statements. These disclosures are required regardless of whether a company is using the intrinsic value method under APB Opinion No. 25, "Accounting for Stock Issued to Employees" or the fair value based method under SFAS No. 123 to account for its stock-based employee compensation. SFAS No. 148 also provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. SFAS No. 148 is effective for fiscal years ending after December 15, 2002. The Company plans to continue to account for stock-based employee compensation under the intrinsic value-based method.

        In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities—an interpretation of ARB No. 51" ("FIN No. 46"). FIN No. 46 expands upon existing accounting guidance that addresses when a company should include in financial statements the assets, liabilities and activities of another entity. FIN No. 46 requires an enterprise to consolidate a variable interest entity if that enterprise has a variable interest that will absorb a majority of the entity's expected losses, receive a majority of the entity's expected residual returns or both. This interpretation applies immediately to variable interest entities created or obtained after January 31, 2003. For those variable interest entities in existence prior to January 31, 2003, the consolidation provisions of FIN No. 46 are effective July 1, 2003. In December 2003, the FASB issued Interpretation No. 46 (revised December 2003), "Consolidation of Variable Interest Entities—an interpretation of ARB No. 51" ("FIN No. 46R"). FIN No. 46R clarifies some of the provisions of FIN No. 46 and exempts certain entities from its requirements. FIN No. 46R is effective at the end of the interim period ending after March 15, 2004 for variable interest entities other than special purpose entities. The adoption of FIN No. 46 did not have a material impact on the Company's consolidated financial statements. The Company believes the adoption of FIN No. 46R will not have a significant impact on its results of operations or financial position.

        In April 2003, the FASB amended and clarified financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and hedging activities under Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS No. 133"), through the issuance of Statement of Financial Accounting Standards No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities" ("SFAS No. 149"). SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. The adoption of SFAS No. 149 did not have a material effect on the consolidated financial statements of the Company.

        In May 2003, the FASB issued Statement of Financial Accounting Standards No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity" ("SFAS No. 150"). SFAS No. 150 modifies the accounting for certain financial instruments that, under previous guidance, issuers could account for as equity. SFAS No. 150 requires that those instruments be classified as liabilities in statements of financial position. Most of the guidance in SFAS No. 150 is effective for all financial instruments entered into or modified after May 31, 2003 or otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of SFAS No. 150 did not have a material impact on the Company's financial condition or results of operations.

        In December 2003, the FASB issued Statement of Financial Accounting Standards No. 132 (revised 2003), "Employers' Disclosures about Pensions and Other Postretirement Benefits-an amendment of FASB Statements No. 87, 88, and 106" ("SFAS No. 132R"). SFAS No. 132R retains the disclosure requirements contained in FASB Statement No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits" ("SFAS No. 132"), and also requires additional disclosures to those in the original SFAS No. 132 about the assets, obligations, cash flows and net periodic benefit cost of defined benefit pension plans and other defined benefit postretirement plans. Except as noted, disclosures required by SFAS No. 132R are effective for financial statements with fiscal years ending after December 15, 2003. The disclosure of estimated future benefit payments required by SFAS No. 132R is effective for fiscal years ending after June 15, 2004.

        On December 8, 2003, the Medicare Prescription Drug, Improvement and Modernization Act of 2003 ("MMA") was signed into law. MMA introduced a voluntary Medicare Part D prescription drug benefit and created a new 28% federal subsidy for the sponsors of the postretirement prescription drug benefits that are at least actuarially equivalent to the new Medicare Part D benefit. In January 2004, the FASB issued FASB Staff Position No. FAS 106-1, "Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003" ("FSP FAS 106-1"). Under FSP FAS 106-1, which guidance is based on FASB Statement of Financial Accounting Standards No. 106, "Accounting for Postretirement Benefits Other Than Pensions," sponsors must consider the two new features of MMA in measuring the accumulated postretirement benefit obligation ("APBO") and net periodic postretirement benefit cost. In accordance with FSP FAS 106-1, the Company made a one-time election to recognize the impact of MMA. Accordingly, any measures of APBO and net periodic postretirement benefit cost in the Company's consolidated financial statements and the related footnotes for the year ended December 31, 2003 include the effects of MMA. The adoption of the FSP FAS 106-1 did not have a material effect on the consolidated financial statements of the Company. Currently, specific authoritative guidance on the accounting for the federal subsidy is pending and that guidance, when issued, could require the Company to change previously reported information.

Factors That May Affect Future Results of Operations

        Certain statements contained in "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations," such as statements concerning the Company's geographic expansion and other business strategies, the effect of recent health care reform legislation, changes in the competitive environment and small group membership growth and other statements contained herein regarding matters that are not historical facts, are forward-looking statements (as such term is defined in the Securities Exchange Act of 1934, as amended). Such statements involve a number of risks and uncertainties that may cause actual results to differ from those projected. Factors that could cause actual results to differ materially include, but are not limited to, those discussed below. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof.

        Completion of the Company's pending merger with Anthem is contingent upon, among other things, receipt of necessary approvals from certain federal and state agencies and from the stockholders of both companies on or before November 30, 2004. Broad latitude in administering the applicable regulations is given to the federal and state agencies from which WellPoint and Anthem must seek approvals. There can be no assurance that the companies will obtain these approvals. As a condition to approval of the transaction, regulatory agencies may seek to impose requirements or limitations or costs on the way that the combined company conducts business after consummation of the transaction. If the Company or Anthem were to agree to any material requirements or limitations in order to obtain any necessary approvals, such requirements or limitations or additional costs could adversely affect the combined company's ability to integrate the operations of the Company with those of Anthem, and could result in a material adverse effect on the combined company's revenues or results of operations. In addition, achieving the anticipated benefits of the merger will depend in part upon whether the two companies integrate their businesses in an efficient and effective manner. Because of the complex nature of the integration process, WellPoint cannot provide any assurances regarding the ultimate success of these integration activities.

        A stockholder class action lawsuit was filed in the Superior Court of Ventura County, California on October 28, 2003 against the Company and its board of directors. The lawsuit, which is entitled Abrams v. WellPoint Health Networks Inc., et al., alleges that the Company's directors breached their fiduciary duties to stockholders by approving an Agreement and Plan of Merger with Anthem while in possession of non-public information regarding the Company's financial results for the third quarter of 2003. The lawsuit seeks to enjoin the Company from consummating the merger with Anthem, unless the Company adopts and implements a process for obtaining the highest possible price for stockholders, and to rescind any terms of the Agreement and Plan of Merger that have already been implemented. The Company believes the lawsuit is without merit and intends to vigorously contest it.

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

        In connection with the RightCHOICE, Cerulean, and Cobalt transactions, the Company incurred significant additional indebtedness to fund the cash payments made to the acquired companies' stockholders. In addition, the Company may incur additional indebtedness to fund potential future acquisitions. This existing or new indebtedness may result in a significant percentage of the Company's cash flow being applied to the payment of interest, and there can be no assurance that the Company's operations will generate sufficient future cash flow to service this indebtedness. The Company's current indebtedness, as well as any indebtedness that the Company may incur in the future (such as indebtedness incurred to fund repurchases of its Common Stock or to fund potential future acquisitions), may adversely affect the Company's ability to finance its operations and could limit the Company's ability to pursue business opportunities that may be in the best interests of the Company and its stockholders.

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

        In May 2000, the California Medical Association filed a lawsuit in U.S. district court in San Francisco against BCC. The lawsuit alleges that BCC violated the Racketeer Influenced and Corrupt Organizations Act ("RICO") through various misrepresentations to and inappropriate actions against health care providers. In late 1999, a number of class-action lawsuits were brought against several of the Company's competitors alleging, among other things, various misrepresentations regarding their health plans and breaches of fiduciary obligations to health plan members. In August 2000, the Company was added as a party to Shane v. Humana, et al., a class-action lawsuit brought on behalf of health care providers nationwide. In addition to the RICO claims brought in the California Medical Association lawsuit, this lawsuit also alleges violations of ERISA, federal and state "prompt pay" regulations and certain common law claims. In October 2000, the federal Judicial Panel on Multidistrict Litigation issued an order consolidating the California Medical Association lawsuit, the Shane lawsuit and various other pending managed care class-action lawsuits against other companies before District Court Judge Federico Moreno in the Southern District of Florida for purposes of the pretrial proceedings. In March 2001, Judge Moreno dismissed the plaintiffs' claims based on violation of RICO, although the dismissal was made without prejudice to the plaintiffs' ability to subsequently refile their claims. Judge Moreno also dismissed, with prejudice, the plaintiffs' federal prompt pay law claims. On March 26, 2001, the plaintiffs filed an amended complaint in its lawsuit, alleging, among other things, revised RICO claims and violations of California law. On May 3, 2001, the defendants filed a motion to dismiss this amended complaint. On May 9, 2001, Judge Moreno issued an order requiring that all discovery in the litigation be completed by December 2001, with the exception of discovery related to expert witnesses, which was to be completed by March 15, 2002. In June 2001, the federal Court of Appeals for the 11th Circuit issued a stay of Judge Moreno's discovery order, pending a hearing before the Court of Appeals on the Company's appeal of its motion to compel arbitration (which had earlier been granted in part and denied in part by Judge Moreno). The hearing was held in January 2002 and, in March 2002, the Court of Appeals panel issued an opinion affirming Judge Moreno's earlier action with respect to the motion to compel arbitration. The Company filed a motion requesting a rehearing of the matter before the entire 11th Circuit Court of Appeals, which motion was denied by the 11th Circuit Court of Appeals in June 2002. On July 29, 2002, Judge Moreno issued an order providing that discovery in the case would be allowed to re-commence on September 30, 2002. On September 26, 2002, Judge Moreno issued an additional order certifying a nationwide class of physicians in the Shane matter, setting a trial date in May 2003 and ordering the parties to participate in non-binding mediation. In October 2002, the defendants, among other things, moved to compel arbitration of most claims (which motion was granted in part in September 2003). In October 2002, the Company also filed a motion with the 11th Circuit Court of Appeals seeking to appeal Judge Moreno's class-certification order. The motion was granted. The 11th Circuit heard oral argument on September 11, 2003 on the Company's appeal. A mediator has been appointed by Judge Moreno and the parties are currently conducting court-ordered mediation. In January 2004, Judge Moreno set a new trial date in September 2004 and extended the deadline for discovery to March 31, 2004, which may be further extended.

        In March 2002, the American Dental Association and three individual dentists filed a lawsuit in U.S. district court in Chicago against the Company and BCC. This lawsuit alleges that WellPoint and BCC engaged in conduct that constituted a breach of contract under ERISA, trade libel and tortious interference with contractual relations and existing and prospective business expectancies. The lawsuit seeks class-action status. The Company filed a motion (which was granted in July 2002) with the federal Judicial Panel on Multidistrict Litigation requesting that the proceedings in this case be consolidated with a similar action brought against other managed care companies that has been consolidated with the Shane lawsuit. The case is currently stayed.

        In May 2003, a lawsuit entitled Thomas, et al. v. Blue Cross and Blue Shield Association, et al. was filed in the U.S. District Court in the Southern District of Florida. The attorneys representing the plaintiffs in the lawsuit are primarily the attorneys representing the plaintiffs in the Shane litigation described above. The defendants in Thomas are the Company's Blue Cross and Blue Shield-licensed subsidiaries, the BCBSA and all of the other current Blue Cross and Blue Shield licensees. The lawsuit alleges that each of the defendants engaged in similar activities and conduct as that alleged in the Shane litigation. The case has been assigned to Judge Moreno. The defendants have moved to compel arbitration and to dismiss the complaint.

        In July 2001, two individual physicians seeking to represent a class of physicians, hospitals and other providers brought suit in the Circuit Court of Madison County, Illinois against HealthLink, Inc., which is now a subsidiary of the Company as a result of the acquisition of RightCHOICE. The physicians allege that HealthLink breached the contracts with these physicians by engaging in the practices of "bundling" and "down-coding" in its processing and payment of provider claims. The relief sought includes an injunction against these practices and damages in an unspecified amount. This litigation was dismissed without prejudice at the request of the plaintiffs in February 2003. A similar lawsuit was brought by physicians (including one of the physicians in the case described above) in the same court in Madison County, Illinois, on behalf of a nationwide class of providers who contract with Blue Cross and Blue Shield plans against the BCBSA and another Blue Cross Blue Shield plan. The complaint recites that it is brought against those entities and their "unnamed subsidiaries, licensees, and affiliates," listing a large number of Blue Cross and Blue Shield plans, including "Alliance Blue Cross Blue Shield of Missouri." The plaintiffs also allege that the plans have systematically engaged in practices known as "short paying," "bundling" and "down-coding" in their processing and payment of subscriber claims. Blue Cross Blue Shield of Missouri has not been formally named or served as a defendant in this lawsuit. The BCBSA was dismissed as a defendant in this lawsuit in August 2002. In early 2004, a class of providers in Illinois was certified. The certified class does not include any Illinois providers that contract with the Company.

        On March 26, 2003, a lawsuit entitled Irwin v. AdvancePCS, et al. was filed in the California Superior Court in Alameda County, California. WellPoint and certain of its wholly owned subsidiaries are named as defendants in the lawsuit. The complaint alleges that the defendants violated California Business and Professions Code Section 17200 by engaging in unfair, fraudulent and unlawful business practices. The complaint alleges, among other things, that pharmacy benefit management companies (such as the Company's subsidiary that does business under the tradename WellPoint Pharmacy Management) engage in unfair practices such as negotiating discounts in prices of drugs from pharmacies and negotiating rebates from drug manufacturers and retaining such discounts and rebates for their own benefit. The complaint also alleges that drugs are included in formularies in exchange for rebates and that the defendants charge patient co-payments that exceed the actual cost of generic drugs.

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

        In October 2003, a lawsuit entitled Solomon, et al. v. Cigna, et al. was filed in the U.S. District Court in the Southern District in Florida. The Company is a named defendant in this lawsuit, although the Company has not yet been served. This lawsuit is also a putative class action brought on behalf of chiropractors, podiatrists and certain other types of health care practitioners nationwide. This lawsuit also alleges that the defendants engaged in similar activities and conduct as that alleged in the Shane litigation. On December 15, 2003, this lawsuit was transferred to Judge Moreno, and the case was consolidated with the Knecht lawsuit for pre-trial purposes. Both of these cases are currently stayed. In December 2003, the plaintiffs in Solomon, et al. v. Cigna, et al. filed a similar lawsuit against the Company, the Company's Blue Cross and Blue Shield-licensed subsidiaries, the BCBSA and all of the other current Blue Cross and Blue Shield licensees. The lawsuit is entitled Solomon, et al. v. Blue Cross and Blue Shield Association, et al. and was filed in the U.S. District Court in the Southern District in Florida. On January 7, 2004, this lawsuit was transferred to Judge Moreno. On March 9, 2004, Judge Moreno issued an order restoring this case to the active docket and placing it on a coordinated track with the Thomas lawsuit.

        The financial and operational impact that these and other evolving theories of recovery will have on the managed care industry generally, or the Company in particular, is at present unknown.

        The Company's future results will depend in part on its ability to accurately predict health care costs and to manage future health care costs through product and benefit design, underwriting criteria, medical management and negotiation of favorable provider contracts. Changes in utilization rates, demographic characteristics, the regulatory environment and health care practices, inflation, new pharmaceuticals/technologies, clusters of high-cost cases and numerous other factors are beyond the control of any health plan provider and may adversely affect the Company's ability to predict and control health care costs and claims, as well as the Company's financial condition, results of operations or cash flows. Periodic renegotiations of hospital and other provider contracts, coupled with continued consolidation of physician, hospital and other provider groups, may result in increased health care costs and limit the Company's ability to negotiate favorable rates. In recent years, large physician practice management companies have experienced extreme financial difficulties, including bankruptcy, which may subject the Company to increased credit risk related to provider groups and cause the Company to incur duplicative health care services expense. Additionally, the Company faces competitive pressure to contain premium prices. Fiscal concerns regarding the continued viability of government-sponsored programs such as Medicare and Medicaid may cause decreasing reimbursement rates for these programs. Any limitation on the Company's ability to increase or maintain its premium levels, design products, implement underwriting criteria or negotiate competitive provider contracts may adversely affect the Company's financial condition or results of operations.

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

        Prior to the Company's acquisition of the GBO, John Hancock Mutual Life Insurance Company ("John Hancock") entered into a number of reinsurance arrangements with respect to personal accident insurance and the occupational accident component of workers' compensation insurance, a portion of which was originated through a pool managed by Unicover Managers, Inc. Under these arrangements, John Hancock assumed risks as a reinsurer and transferred certain of such risks to other companies. These arrangements have become the subject of disputes, including a number of legal proceedings to which John Hancock is a party. The Company is currently in arbitration with John Hancock regarding these arrangements. The Company believes that it has a number of defenses to avoid any ultimate liability with respect to these matters and believes that such liabilities were not transferred to the Company as part of the GBO acquisition. However, if the Company were to become subject to such liabilities, the Company could suffer losses that might have a material adverse effect on its financial condition, results of operations or cash flows.

        In December 2000, a wholly owned subsidiary of the Company completed its acquisition of certain mail order pharmaceutical service assets and now conducts business as a mail order pharmacy. The pharmacy business is subject to extensive federal, state and local regulations that are in many instances different from those under which the Company's core health plan business currently operates. The failure to properly adhere to these and other applicable regulations could result in the imposition of civil and criminal penalties, which could adversely affect the Company's results of operations or financial condition. In addition, pharmacies are exposed to risks inherent in the packaging and distribution of pharmaceuticals and other health care products. Although the Company currently maintains and intends to continue to maintain professional liability and errors and omissions liability insurance, there can be no assurances that the coverage limits under such insurance programs will be adequate to protect against future claims or that the Company will be able to maintain insurance on acceptable terms in the future.

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

        As a result of the general nationwide economic downturn, many states are currently experiencing budget deficits. State legislators are exploring a variety of alternatives to address this situation. In order to address the budget shortfalls, various states may propose reductions in payments received by Medicaid managed care providers such as the Company. For instance, the California Legislature in 2003 enacted legislation reducing rates paid for Medi-Cal (California's Medicaid program) coverage. Alternatively, state legislators may seek to impose greater state taxes. Any significant reduction in payments received by the Company in connection with its Medicaid managed care business could have a material adverse effect on the Company's results of operations or financial condition. Additionally, any increase in state taxes could prolong or exacerbate the current economic downturn, which could in turn have a material adverse effect on the Company's results of operations or financial condition. Budget cutbacks could also result in reduced employment levels in public sector accounts for which the Company provides insured or administrative services products or could result in public sector accounts switching from insured products to administrative services products.

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

        As of December 31, 2003, the Company's current investment securities (including securities on loan pursuant to securities lending transactions) at fair value, totaled $7.2 billion, of which 88.5% was invested in fixed-income securities and the remaining 11.5% was invested in equity securities. The Company has evaluated the pre-tax net impact to the fair value of its fixed-income investments over a 12-month period from a hypothetical change in all interest rates of 100, 200 and 300 basis points ("bp"). In doing so, optionality was addressed through Monte Carlo simulation of the price behavior of securities with embedded options. In addressing prepayments on mortgage-backed securities, the model follows the normal market practice of estimating a non-interest rate sensitive component (primarily related to relocations) and an interest-sensitive component (primarily related to refinancings) separately. The model is based on statistical techniques applied to historical prepayment and market data, and then incorporates forward-looking mortgage market research and judgments about future prepayment behavior. Changes in the fair value of the investment portfolio, net of tax, are reflected in the balance sheet through stockholders' equity. The results of this analysis as of December 31, 2003 and 2002 are shown in the table below. The table also shows the change in valuation of the $200.0 million notional amount 6 3/8% fixed for LIBOR-based floating interest rate swap agreement as of December 31, 2003 and December 31, 2002.

	Decrease in fair value given an interest rate increase of:
As of December 31, 2003
	100 bp	200 bp	300 bp
	(In millions)
Fixed Income Portfolio	$(196.2)	$(393.0)	$(586.4)
Valuation of Interest Rate Swap Agreement	(4.0)	(7.8)	(11.5)

	$(200.2)	$(400.8)	$(597.9)

	Decrease in fair value given an interest rate increase of:
As of December 31, 2002
	100 bp	200 bp	300 bp
	(In millions)
Fixed Income Portfolio	$(119.5)	$(263.9)	$(420.0)
Valuation of Interest Rate Swap Agreement	(5.9)	(11.6)	(17.0)

	$(125.4)	$(275.5)	$(437.0)

        The Company believes that an interest rate shift in a 12-month period of 100 bp represents a moderately adverse outcome, while a 200 bp shift is significantly adverse and a 300 bp shift is unlikely given historical precedents. Although the Company holds its bonds as "available for sale" for purposes of Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities," the Company's cash flows and the short duration of its investment portfolio should allow it to hold securities to maturity, thereby avoiding the recognition of losses should interest rates rise significantly.

Interest Rate Swap Agreements

        On January 15, 2002, the Company entered into a $200.0 million notional amount interest rate swap agreement with respect to its 2006 Notes. The swap agreement is a contract to exchange a fixed 6 3/8% rate for a LIBOR-based floating rate. For the years ended December 31, 2003 and 2002, the Company recognized settlement income of $7.8 million and $6.5 million, respectively, from this swap agreement. (See Note 12 to the Consolidated Financial Statements.)

        The Company has from time to time entered into additional interest rate swap agreements in order to reduce the volatility of interest expense resulting from changes in interest rates. As of December 31, 2001, the Company had entered into $200.0 million of floating to fixed-rate swap agreements, which consisted of a $150.0 million notional amount swap agreement at 6.99% and a $50.0 million notional amount swap agreement at 7.06%. As of December 31, 2001, the Company also had $235.0 million of LIBOR-based floating rate debt outstanding. In September 2002, the Company terminated these two fixed-rate swap agreements with an aggregate cash settlement of $17.6 million, of which $1.8 million was accrued interest and the remaining $15.8 million represented the fair value of the swap agreements at the time of termination and is being amortized over the term of the original swap agreements. As of December 31, 2003 and 2002, the remaining balance of the swap agreements was $5.4 million and $13.5 million, respectively. (See Note 12 to the Consolidated Financial Statements for further discussion.)

Equity Price Risk

        As of December 31, 2003 and 2002, the Company's equity securities were composed primarily of domestic stocks. Assuming an immediate decrease of 10% in market value, as of December 31, 2003 and 2002, the hypothetical pre-tax loss in fair value of stockholders' equity is estimated to be approximately $83.2 million and $54.9 million, respectively.

Item 8. Financial Statements and Supplementary Data.

        The location in this annual report on Form 10-K of the Company's Consolidated Financial Statements is set forth in the "Index" on Page F-1.

WellPoint Health Networks Inc.
Quarterly Selected Financial Information
(Unaudited)

	As of and for the Quarter Ended
	March 31, 2003	June 30, 2003	September 30, 2003	December 31, 2003
	(In thousands, except per share data and membership data)
Total revenues	$4,840,791	$4,940,357	$5,049,009	$5,529,534
Operating income	341,625	391,453	432,084	480,399
Income before provision for income taxes	321,847	374,118	410,365	452,480
Net income	$193,053	$224,469	$246,219	$271,488

Per Share Data:
Net income:
Earnings per share	$1.33	$1.54	$1.68	$1.79

Earnings per share assuming full dilution	$1.29	$1.49	$1.63	$1.73

Medical membership(A)	14,199,721	14,121,695	15,042,564	15,011,262	(B)

Specialty membership	49,205,039	49,433,761	44,740,419	45,565,397

	As of and for the Quarter Ended

	March 31, 2002	June 30, 2002	September 30, 2002	December 31, 2002
	(In thousands, except per share data and membership data)

Total revenues	$3,943,010	$4,299,073	$4,515,125	$4,581,332
Operating income	262,592	311,019	379,235	326,058
Income before provision for income taxes and extraordinary item(C)	235,184	277,972	343,931	299,979
Income before extraordinary item(C)	141,100	166,705	206,348	179,976
Net income	$141,100	$170,747	$211,256	$179,976

Per Share Data(C):
Income before extraordinary item:
Earnings per share	$1.01	$1.15	$1.42	$1.22

Earnings per share assuming full dilution	$0.97	$1.09	$1.35	$1.18

Net income:
Earnings per share	$1.01	$1.18	$1.45	$1.22

Earnings per share assuming full dilution	$0.97	$1.12	$1.38	$1.18

Medical membership(A)	13,422,242	13,582,338	13,640,979	13,810,611

Specialty membership	40,138,911	45,314,984	46,609,485	48,096,257

(A)
The Company has revised its medical membership counting methodology to include estimated "host" members using the national BlueCard program. Host members are generally members who reside in a state in which a WellPoint subsidiary is the Blue Cross and/or Blue Shield licensee and who are covered under an employer-sponsored health plan issued by a non-WellPoint controlled Blue Cross Blue Shield licensee. Host members are computed using, among other things, an estimate of the average number of BlueCard claims received per member per month. Total BlueCard host members as of quarter end for the years ended December 31, 2002 and 2003 were as follows:

As of	BlueCard Members
March 31, 2002	567,695
June 30, 2002	539,970
September 30, 2002	589,188
December 31, 2002	587,272
March 31, 2003	748,490
June 30, 2003	743,897
September 30, 2003	1,009,900
December 31, 2003	1,002,113

  Membership data shown in the table reflect this change in methodology.

(B)
As of December 31, 2003, the Company revised its methodology of calculating the number of medical members represented by each subscriber contract within the Company's rental networks and a Missouri joint venture. As a result, the weighted average members per subscriber changed from approximately 2.4 members to 2.1 members per subscriber. Membership data for dates prior to December 31, 2003 have not been revised to reflect this change in methodology.

(C)
In April 2002, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 145, "Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections" ("SFAS No. 145"). With the rescission of FASB Statement No. 4, gains and losses from the extinguishment of debt should be classified as extraordinary items only if they meet the criteria in APB Opinion No. 30. The provisions of APB Opinion No. 30 distinguish between transactions that are part of an entity's recurring operations and those that are unusual or infrequent or that meet the criteria for classification as an extraordinary item. The provisions of SFAS No. 145 related to the rescission of FASB Statement No. 4 are required to be applied for fiscal years beginning after May 15, 2002. The Company has determined that the extinguishment of debt under its Zero Coupon Convertible Subordinated Debentures, which were redeemed as of October 28, 2002, does not meet the requirements of unusual or infrequent and therefore would not be included as an extraordinary item with the rescission of FASB Statement No. 4. For the quarter ended June 30, 2002, WellPoint reclassified an extraordinary loss, of $2.1 million, which includes a tax benefit of $0.8, million to interest expense. For the quarter ended September 30, 2002, WellPoint reclassified an extraordinary loss of $4.2 million, which included a tax benefit of $1.7 million, to interest expense.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

        None.

Item 9A. Controls and Procedures.

        The Company maintains "disclosure controls and procedures," as such term is defined under Rule 13a-14(c) of the rules and regulations under the Exchange Act. These disclosure controls and procedures are designed to ensure that information required to be disclosed in the Company's Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission, and that such information is accumulated and communicated to the Company's management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures. As of December 31, 2003, the Company has carried out an evaluation under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based upon their evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective in ensuring that material information relating to the Company is made known to the Chief Executive Officer and Chief Financial Officer by others within the Company during the period in which this annual report on Form 10-K was being prepared.

        There has been no change in the Company's internal control over financial reporting during the fiscal quarter ended December 31, 2003 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

PART III

Item 10. Directors and Executive Officers of the Registrant.

        A.    Directors of the Company.

        Information regarding the directors of the Company and any other information required by Item 10 and not included herein will be contained in the Company's proxy statement for its 2004 Annual Meeting of Stockholders (or in an amendment to this annual report on Form 10-K filed within 120 days after the end of the Company's fiscal year) and is incorporated herein by reference.

        B.    Executive Officers of the Company.

        Information regarding the Company's executive officers is contained in Part I above under the caption "Item 1. Business—Executive Officers of the Registrant."

        C.    Code of Ethics for Senior Financial Officers.

        The Company has adopted a Code of Ethics for Senior Financial Officers as required by Section 406 of the Sarbanes-Oxley Act of 2002 and the rules and regulations promulgated thereunder. The Company's Code of Ethics for Senior Financial Officers is posted on the Company's website at www.wellpoint.com. Amendments to and waivers from any provision of the Company's Code of Ethics for Senior Financial Officers that applies to the Company's principal executive officer, principal financial officer, principal accounting officer or controller or persons performing similar functions and relates to any element of the code of ethics definition enumerated in Item 406(b) of Regulation S-K will be posted on the Company's website.

Item 11. Executive Compensation.

        The information required by Item 11 will be contained in the Company's proxy statement for its 2004 Annual Meeting of Stockholders (or in an amendment to this annual report on Form 10-K filed within 120 days after the end of the Company's fiscal year) and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

        Except as set forth below, the information required by Item 12 will be contained in the Company's proxy statement for its 2004 Annual Meeting of Stockholders (or in an amendment to this annual report on Form 10-K filed within 120 days after the end of the Company's fiscal year) and is incorporated herein by reference.

Equity Compensation Plan Information

        The following table provides, as of December 31, 2003, the number of securities issuable upon exercise of outstanding options, warrants or rights, the average exercise price of such options, warrant and rights and the number of securities remaining available for issuance under the Company's various equity compensation plans.

Plan Category	(a) No. of securities to be issued upon exercise of outstanding options, warrants and rights		(b) Weighted-average exercise price of outstanding warrants, options and rights	(c) No. of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by securityholders	12,517,549	(1)(2)(3)(4)	$54.48	5,207,829	(1)(2)(5)(6)
Equity compensation plans not approved by securityholders (7)	6,479,877		$59.22	622,253	(6)

Total	18,997,426		$56.81	5,830,082	(6)

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

(3)
Excludes shares issuable under the Company's amended and restated Employee Stock Purchase Plan ("ESPP"), which was approved by the stockholders of the Company at a meeting held on May 9, 2000. Under the ESPP, eligible employees of the Company are offered Common Stock of the Company for purchase through a series of successive offering periods beginning on January 1 and July 1 of each calendar year. On the first day of each offering period, each eligible employee who has elected to participate in the ESPP is granted a purchase right to purchase up to a fixed number of shares of Common Stock determined as of such date by dividing the total amount anticipated to be collected from such person during the offering period, together with any amount carried over from any preceding offering period, by 100% of the fair market value of the Company's Common Stock on the first day of the offering period and multiplying the result by one and one-half. On the final day of the offering period, the purchase right is exercised and each participant purchases the full number of purchasable shares under such purchase right at a price per share equal to the lower of 85% of the fair market value on the first day of the offering period and 85% of the fair market value on the purchase date. On December 31, 2003, all purchase rights then outstanding under the ESPP were exercised. For the offering period commencing January 1, 2004 and ending June 30, 2004, there are purchase rights outstanding under the ESPP with respect to a maximum number of 202,522 shares.

(4)
Includes securities to be issued upon exercise of outstanding awards under various RightCHOICE plans, which were approved by RightCHOICE's stockholders prior to the Company's merger with RightCHOICE on January 31, 2002, and under the Cobalt Corporation Equity Incentive Plan, which was approved by Cobalt's shareholders prior to the Company's merger with Cobalt on September 24, 2003.

(5)
Includes approximately 1,325,293 shares remaining available for issuance as of December 31, 2003 in the form of restricted stock or restricted share right awards under the 1999 Stock Incentive Plan and approximately 1,239,998 shares remaining available for issuance as of December 31, 2003 under the ESPP.

(6)
Under the 1999 Stock Incentive Plan and the 2000 Employee Stock Option Plan, only the net number of shares actually issued is deducted from the number of shares remaining available for issuance under each plan. Accordingly, if option shares are exercised pursuant to a stock-for-stock exercise (including "reloads," which allow an optionee to pay the purchase price of options to be exercised in shares of WellPoint Common Stock already owned by such optionee and to simultaneously receive an award for a number of option shares equal to the number of shares of Common Stock tendered for payment of the exercised options), only the difference of the number of option shares exercised less the number of shares of Common Stock tendered in payment of such exercise (including shares tendered or withheld to pay for tax withholding obligations) is deducted from the number of shares remaining available for issuance under each plan.

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

Administration

        The Employee Plan is administered by a committee appointed by the Board, consisting of two or more members of the Board (the "Committee"). The Committee is generally authorized to construe and interpret the Employee Plan, to select eligible individuals for participation and to specify the terms of awards under the Employee Plan.

Shares and Terms

        Stock subject to awards granted under the Employee Plan is the Company's authorized but unissued or reacquired Common Stock. The maximum number of shares of Common Stock that may be issued under the Employee Plan is 9.0 million shares, subject to certain adjustments. To the extent that an option expires or is terminated, cancelled or forfeited for any reason without having been exercised in full, any remaining shares allocable to the unexercised portion of such option will again become available for subsequent grants under the Employee Plan. Any shares held by an award holder that are delivered to the Company or that are otherwise withheld from shares issuable under an award in payment of all or a portion of the exercise price or tax withholding obligations for such award will be available for subsequent grants and awards.

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

Item 13. Certain Relationships and Related Transactions.

        The information required by Item 13 will be contained in the Company's proxy statement for its 2004 Annual Meeting of Stockholders (or in an amendment to this annual report on Form 10-K filed within 120 days after the end of the Company's fiscal year) and is incorporated herein by reference.

Item 14. Principal Accountant Fees and Services.

        The firm of PricewaterhouseCoopers LLP ("PwC") served as the Company's independent public accountants for the years ended December 31, 2003 and 2002 and also performed other services for the Company and its subsidiaries during such years.

        The following table summarizes the fees and expenses charged by PwC for professional services rendered to the Company for the years ended December 31, 2003 and 2002.

	Amount Billed and Paid
Type of Fee	Year Ended December 31, 2003	Year Ended December 31, 2002
Audit Fees(1)	$3,806,818	$2,594,772
Audit-Related Fees(2)	676,925	260,300
Tax Fees(3)	221,929	601,000
All Other Fees(4)	178,620	2,328,440

Total	$4,884,292	$5,784,512

  (1)
  Audit Fees—Reflects aggregate fees and expenses for the audit of the Company's annual financial statements for the years ended December 31, 2003 and 2002, the review of the Company's interim financial statements for each quarter during such years and regulatory audits and the review of filings with the SEC during such years.

  (2)
  Audit-Related Fees—Reflects aggregate fees and expenses for assurance and related services that are reasonably related to the performance of the audit of the Company's annual financial statements for the years ended December 31, 2003 and 2002. For the years ended December 31, 2003 and 2002, these services included audits of certain employee benefit plans and due diligence related to merger and acquisition activity. For the year ended December 31, 2003, these services also included reports on operating effectiveness of internal controls relating to certain customer accounts.

  (3)
  Tax Fees—Reflects aggregate fees and expenses for tax planning and tax advice for the years ended December 31, 2003 and 2002. For the years ended December 31, 2003 and 2002, these services included federal and state tax consulting in connection with various acquisitions and the review of federal and state tax returns. For the year ended December 31, 2002, these services also included advice in connection with state refund claims and state tax compliance reporting.

  (4)
  All Other Fees—Reflects aggregate fees and expenses for all other services to the Company for the years ended December 31, 2003 and 2002. For the year ended December 31, 2003, these services principally included consultation related to HIPAA compliance. For the year ended December 31, 2002, these services included principally consultation related to integration activities in connection with certain acquisitions, consultation related to inventory systems implementation, consultation related to hospital claims processing, review of information technology security, consultation related to HIPAA compliance and other operational reviews.

        The Audit Committee's policy regarding non-audit services to be performed by the Company's independent accountants requires that each non-audit service proposed to be performed by the Company's independent accountants be approved in advance of the engagement of the Company's independent accountants to perform such non-audit service. None of the non-audit fees set forth above were approved by the Audit Committee pursuant to paragraph (c)(7)(i)(C) of Rule 2-01 of Regulation S-X, which provides a de minimus exception to the non-audit service pre-approval requirement under certain circumstances.

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
2.03
Amended and Restated Agreement and Plan of Merger effective as of October 26, 2003 among Anthem, Inc., Anthem Holding Corp. and the Registrant, incorporated by reference to Appendix A to the Registration Statement on Form S-4 (Registration No. 333-110830) filed by Anthem, Inc.
3.01	Restated Certificate of Incorporation of the Registrant, incorporated by reference to Exhibit 3.1 to the Registrant's Current Report on Form 8-K dated August 4, 1997 (File No. 001-13083).
3.02	Bylaws of the Registrant, incorporated by reference to Exhibit 4.2 to the Registrant's Registration Statement on Form S-8 (Registration No. 333-112933).
4.01	Specimen of Common Stock certificate of the Registrant, incorporated by reference to Exhibit 4.01 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2002.
4.02	Restated Certificate of Incorporation of the Registrant (included in Exhibit 3.01).
4.03	Bylaws of the Registrant (included in Exhibit 3.02).
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
10.03	*	Form of Indemnification Agreement between the Registrant and its Directors and Officers, incorporated by reference to Exhibit 10.17 to the Registrant's Form S-1 Registration Statement No. 33-54898.
10.04	*
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
10.07	*
Letter dated November 13, 1995 from the Registrant to D. Mark Weinberg regarding severance benefits, together with underlying Officer Severance Agreement, incorporated by reference to Exhibit 10.48 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1995 (File No. 1-11628).
10.08	*
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
10.17	*	WellPoint 2004 Officer Benefits Guide, as amended.
10.18
Amendment No. 1 dated as of June 12, 1998 to the Amended and Restated Share Escrow Agent Agreement by and between the Registrant and U.S. Trust Company of California, N.A., incorporated by reference to Exhibit 99.3 to the Registrant's Current Report on Form 8-K dated June 12, 1998 (File No. 333-31599).
10.19	*
WellPoint Health Networks Inc. Officer Severance Plan (as adopted December 4, 2001), incorporated by reference to Exhibit 10.23 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2001.
10.20	*
WellPoint Health Networks Inc. Management Bonus Plan effective as of January 1, 2000, incorporated by reference to Exhibit 10.32 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2000.
10.21	*
WellPoint Health Networks Inc. Board of Directors Deferred Compensation Plan, incorporated by reference to Exhibit 10.52 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1998 (File No. 001-13083).
10.22	*
Amended and Restated Employment Agreement dated as of December 31, 2002 by and between the Registrant and Leonard D. Schaeffer, incorporated by reference to Exhibit 99.1 to the Registrant's Current Report on Form 8-K dated December 31, 2002.
10.23	*
Amended and Restated Special Executive Retirement Plan dated as of December 31, 2002 by and between the Registrant and Leonard D. Schaeffer, incorporated by reference to Exhibit 99.2 to the Registrant's Current Report on Form 8-K dated December 31, 2002.
10.24	*
WellPoint Health Networks Inc. 1999 Stock Incentive Plan (as amended through December 6, 2000), incorporated by reference to Exhibit 10.37 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2000.

10.25	*	WellPoint Health Networks Inc. 1999 Executive Officer Annual Incentive Plan, incorporated by reference to Annex II to the Registrant's Proxy Statement on Schedule 14A dated March 28, 2001.
10.26	*
WellPoint Health Networks Inc. 1996 Employee Stock Purchase Plan (as amended and restated effective April 1, 2000), incorporated by reference to Annex I to the Registrant's Definitive Proxy Statement on Schedule 14A dated March 23, 2000.
10.27	*
WellPoint Health Networks Inc. 2000 Employee Stock Option Plan (as amended through October 19, 2001), incorporated by reference to Exhibit 10.33 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2001.
10.28	*
Promissory Note Secured by Deed of Trust dated September 22, 2000 made by Woodrow A. Myers, Jr., M.D. in favor of the Registrant, incorporated by reference to Exhibit 10.01 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2000.
10.29
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
10.30
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
10.31
First Amendment to 364-Day Credit Agreement dated as of March 29, 2002 by and among the Registrant, the lenders from time to time party thereto, Bank of America, N.A., as administrative agent, and JPMorgan, a division of Chase Securities, Inc., as syndication agent, incorporated by reference to Exhibit 10.01 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2002.
10.32
Blue Cross Controlled Affiliate License Agreement dated as of March 15, 2001 by and among the BCBSA, Blue Cross and Blue Shield of Georgia, Inc. ("Georgia Blue") and the Registrant, incorporated by reference to Exhibit 10.03 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 30, 2001.
10.33
Blue Shield Controlled Affiliate License Agreement dated as of March 15, 2001 by and among the BCBSA, Georgia Blue and the Registrant, incorporated by reference to Exhibit 10.04 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 30, 2001.
10.34
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

10.36
Blue Cross Controlled Affiliate License Agreement Applicable to Life Insurance Companies dated as of March 15, 2001 by and among the BCBSA, Greater Georgia Life Insurance Company ("GGL") and the Registrant, incorporated by reference to Exhibit 10.07 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2001.
10.37
Blue Shield Controlled Affiliate License Agreement Applicable to Life Insurance Companies dated as of March 15, 2001 by and among the BCBSA, and GGL and the Registrant, incorporated by reference to Exhibit 10.08 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2001.
10.38
California Blue Cross License Addendum amended and restated as of January 31, 2002 by and among the Registrant and the BCBSA, incorporated by reference to Exhibit 10.46 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2001.
10.39
California Blue Shield License Addendum amended and restated as of January 31, 2002 by and among the Registrant and the BCBSA, incorporated by reference to Exhibit 10.47 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2001.
10.40
Blue Cross Controlled Affiliate License Agreement dated as of January 31, 2002 by and among the BCBSA, RightCHOICE Managed Care, Inc. ("RightCHOICE") and the Registrant, incorporated by reference to Exhibit 10.48 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2001.
10.41
Blue Shield Controlled Affiliate License Agreement dated as of January 31, 2002 by and among the BCBSA, RightCHOICE and the Registrant, incorporated by reference to Exhibit 10.49 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2001.
10.42
Blue Cross Controlled Affiliate License Agreement dated as of January 31, 2002 by and among the BCBSA, Healthy Alliance Life Insurance Company ("HALIC") and the Registrant, incorporated by reference to Exhibit 10.50 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2001.
10.43
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
10.47	*
RightCHOICE Managed Care, Inc. 2001 Stock Incentive Plan effective May 1, 2001, incorporated by reference to Exhibit 10 to the Registration Statement on Form S-8 of RightCHOICE Managed Care, Inc. (File No. 333-62898).

10.48	*
RightCHOICE Managed Care, Inc. 1994 Equity Incentive Plan, incorporated by reference to Exhibit 4(c) of the Post-Effective Amendment No. 2 on Form S-8 to Registration Statement on Form S-4 of RightCHOICE Managed Care, Inc. (File No. 333-34750).
10.49	*
RightCHOICE Managed Care, Inc. Nonemployee Directors' Stock Option Plan, incorporated by reference to Exhibit 10.16 to the Registration Statement on Form S-1 of RightCHOICE Managed Care, Inc., a Missouri corporation (File No. 33-77798).
10.50	*
Restatement of the RightCHOICE Managed Care, Inc. Executive Deferred Compensation Plan, incorporated by reference to Exhibit 4(c) of the Registration Statement on Form S-8 of RightCHOICE Managed Care, Inc. (File No. 333-51336).
10.51	*
RightCHOICE Managed Care, Inc. Supplemental Executive Retirement Plan as restated effective October 10, 2001, incorporated by reference to Exhibit 10.06 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2002.
10.52	*
Letter agreement dated February 4, 2002 between the Registrant and John A. O'Rourke, incorporated by reference to Exhibit 10.07 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2002.
10.53	*
Amendment No. 1 to RightCHOICE Managed Care, Inc. Executive Deferred Compensation Plan effective as of October 15, 2001, incorporated by reference to Exhibit 10.08 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2002.
10.54	*
Amendment to the WellPoint 401(k) Retirement Savings Plan effective as of April 30, 2002, incorporated by reference to Exhibit 10.01 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2002.
10.55	*
WellPoint Health Networks Inc. Comprehensive Executive Non-Qualified Retirement Plan (as amended through September 1, 2002), incorporated by reference to Exhibit 10.01 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2002.
10.56	*
Amendment to the WellPoint 401(k) Retirement Savings Plan effective as of September 1, 2002, incorporated by reference to Exhibit 10.02 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2002.
10.57	*
Amendment to the WellPoint 401(k) Retirement Savings Plan effective as of November 17, 2002, incorporated by reference to Exhibit 10.03 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2002.
10.58	*
Amendment to the WellPoint 401(k) Retirement Savings Plan (as amended through March 1, 2002) dated March 16, 2003, incorporated by reference to Exhibit 10.66 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2002.
10.59
Blue Cross Controlled Affiliate License Agreement Applicable to Life Insurance Companies dated October 4, 2002 by and between the BCBSA and HALIC, incorporated by reference to Exhibit 10.67 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2002.
10.60
Blue Shield Controlled Affiliate License Agreement Applicable to Life Insurance Companies dated October 4, 2002 by and between the BCBSA and HALIC, incorporated by reference to Exhibit 10.68 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2002.

10.61	*
EGTRRA Amendment to the WellPoint 401(k) Retirement Savings Plan (as amended through March 1, 2002) dated December 4, 2002, incorporated by reference to Exhibit 10.69 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2002.
10.62
Second Amendment to 364-Day Credit Agreement dated as of March 28, 2003, by and among the Registrant, the lenders from time to time party thereto, Bank of America, N.A., as administrative agent, and JPMorgan Chase Bank, as syndication agent, incorporated by reference to Exhibit 10.01 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2003.
10.63
First Amendment to Five Year Credit Agreement dated as of March 28, 2003, by and among the Registrant, the lenders from time to time party thereto, Bank of America, N.A., as administrative agent, and JPMorgan Chase Bank, as syndication agent, incorporated by reference to Exhibit 10.02 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2003.
10.64	*	Cobalt Corporation Equity Incentive Plan, incorporated by reference to Exhibit 10.7 of Cobalt Corporation's Quarterly Report on Form 10-Q for the quarter ended June 30, 2002.
10.65
Blue Cross Controlled Affiliate License Agreement dated September 24, 2003 by and among the Blue Cross and Blue Shield Association (the "BCBSA"), Blue Cross Blue Shield of Wisconsin (formerly named Blue Cross & Blue Shield United of Wisconsin) and the Registrant, incorporated by reference to Exhibit 10.02 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2003.
10.66
Blue Shield Controlled Affiliate License Agreement dated September 24, 2003 by and among the BCBSA, Blue Cross Blue Shield of Wisconsin (formerly named Blue Cross & Blue Shield United of Wisconsin) and the Registrant, incorporated by reference to Exhibit 10.03 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2003.
10.67
Blue Cross Controlled Affiliate License Agreement dated September 24, 2003 by and among the BCBSA, United Government Services, LLC and the Registrant, incorporated by reference to Exhibit 10.04 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2003.
10.68
Blue Shield Controlled Affiliate License Agreement dated September 24, 2003 by and among the BCBSA, United Government Services, LLC and the Registrant, incorporated by reference to Exhibit 10.05 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2003.
10.69
Blue Cross Controlled Affiliate License Agreement dated September 24, 2003 by and among the BCBSA, Compcare Health Services Insurance Corporation and the Registrant, incorporated by reference to Exhibit 10.06 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2003.
10.70
Blue Shield Controlled Affiliate License Agreement dated September 24, 2003 by and among the BCBSA, Compcare Health Services Insurance Corporation and the Registrant, incorporated by reference to Exhibit 10.07 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2003.

10.71
Blue Cross Controlled Affiliate License Agreement dated October 6, 2003 by and among the BCBSA, Claim Management Services, Inc. and the Registrant, incorporated by reference to Exhibit 10.08 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2003.
10.72
Blue Shield Controlled Affiliate License Agreement dated October 6, 2003 by and among the BCBSA, Claim Management Services, Inc. and the Registrant, incorporated by reference to Exhibit 10.09 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2003.
10.73	*
WellPoint 401(k) Retirement Savings Plan Generally Effective January 1, 2002 (As Amended through March 1, 2002) executed on October 10, 2003, incorporated by reference to Exhibit 10.10 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2003.
10.74	*
Distribution Option Amendment to the WellPoint 401(k) Retirement Savings Plan dated July 24, 2003, incorporated by reference to Exhibit 10.11 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2003.
10.75	*
Amendment to the WellPoint 401(k) Retirement Savings Plan dated October 10, 2003, incorporated by reference to Exhibit 10.12 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2003.
10.76	*
WellPoint Health Networks Inc. Officer Change-in-Control Plan (As amended and restated through December 4, 2001) (as revised in October 2003), incorporated by reference to Exhibit 10.13 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2003.
10.77	*
WellPoint Health Networks Inc. Supplemental Executive Retirement Plan (As restated effective December 4, 2001) (As amended October 24, 2003), incorporated by reference to Exhibit 10.14 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2003.
10.78	*
Amendment to the WellPoint 401(k) Retirement Savings Plan (As Amended Through October 10, 2003) dated November 13, 2003, incorporated by reference to Exhibit 10.15 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2003.
10.79	*
Description of HTH Manager Long-Term Incentive Plan for D. Mark Weinberg dated September 2003, incorporated by reference to Exhibit 10.16 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2003.
10.80	*	Amendment to the WellPoint 401(k) Retirement Savings Plan (As Amended Through December 31, 2003) dated December 31, 2003.
10.81	*	Amendment to the WellPoint 401(k) Retirement Savings Plan (As Amended Through December 31, 2003) dated January 15, 2004.
10.82	*	Letter agreement dated December 30, 2003 between the Registrant and Leonard D. Schaeffer.
10.83	*	Form of letter agreement dated February 2004 between the Registrant and executive officers of the Registrant.
21		List of Subsidiaries of the Registrant.
23.1		Consent of Independent Accountants.

24	Power of Attorney (included on Signature Page).
31.01	Certifications.
32.01	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350.
32.02	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350.

*
Management contract or compensatory plan or arrangement

b.
Reports on Form 8-K

        On October 28, 2003, the Company filed a current report on Form 8-K dated October 27, 2003, which attached a copy of the Company's joint press release with Anthem, Inc. ("Anthem") dated October 27, 2003 announcing that the Company had entered into an Agreement and Plan of Merger (the "Merger Agreement") with Anthem and Anthem Holding Corp., a wholly owned direct subsidiary of Anthem. Such current report on Form 8-K also attached a copy of the Merger Agreement.

        On October 30, 2003, the Company furnished a current report on Form 8-K dated October 27, 2003, which attached a copy of the Company's press release dated October 27, 2003 regarding the Company's earnings for the quarter ended September 30, 2003 and a transcript of a joint conference call held by the Company and Anthem on October 27, 2003.

        On November 5, 2003, the Company furnished a current report on Form 8-K dated November 5, 2003, which attached the text of certain information provided and to be provided by the Company during various investor conferences.

        The information included in the current reports on Form 8-K furnished on October 30, 2003 and November 5, 2003 was intended to be furnished under Item 12 of Form 8-K and is not to be considered "filed" under the Securities Exchange Act of 1934, as amended, nor shall it be incorporated by reference into this filing or future filings by the Company under the Securities Act of 1933, as amended or under the Securities Exchange Act of 1934, as amended, unless the Company expressly sets forth in such future filing that such information is to be considered "filed" or incorporated by reference therein.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WELLPOINT HEALTH NETWORKS INC.
Date: March 15, 2004	By:	/s/ LEONARD D. SCHAEFFER Leonard D. Schaeffer Chairman of the Board of Directors and Chief Executive Officer

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

Signature	Title	Date

/s/ LEONARD D. SCHAEFFER Leonard D. Schaeffer	Chairman of the Board of Directors and Chief Executive Officer (Principal Executive Officer)	March 15, 2004
/s/ DAVID C. COLBY David C. Colby	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	March 15, 2004
/s/ KENNETH C. ZUREK Kenneth C. Zurek	Senior Vice President, Controller and Taxation (Principal Accounting Officer)	March 15, 2004

/s/ ROGER E. BIRK Roger E. Birk	Director	March 15, 2004
/s/ SHEILA P. BURKE Sheila P. Burke	Director	March 15, 2004
/s/ WILLIAM H.T. BUSH William H.T. Bush	Director	March 15, 2004
/s/ JULIE A. HILL Julie A. Hill	Director	March 15, 2004
/s/ WARREN Y. JOBE Warren Y. Jobe	Director	March 15, 2004
/s/ RAMIRO G. PERU Ramiro G. Peru	Director	March 15, 2004
/s/ JANE G. PISANO Jane G. Pisano	Director	March 15, 2004
/s/ ELIZABETH A. SANDERS Elizabeth A. Sanders	Director	March 15, 2004

Report of Independent Auditors

To the Stockholders and Board of Directors
of WellPoint Health Networks Inc.

        In our opinion, the accompanying consolidated balance sheets and the related consolidated income statements and consolidated statements of changes in stockholders' equity and cash flows present fairly, in all material respects, the financial position of WellPoint Health Networks Inc. and its subsidiaries (the "Company") at December 31, 2003 and 2002, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2003 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

        As discussed in Note 7 to the Consolidated Financial Statements, effective January 1, 2002, the Company adopted Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets. Accordingly, the Company ceased amortizing goodwill and indefinite lived intangible assets as of January 1, 2002. Additionally, as discussed in Note 2 to the Consolidated Financial Statements, effective January 1, 2003, the Company adopted Statement of Financial Accounting Standards No. 145, Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections. Accordingly, the Company reclassified an extraordinary loss related to the extinguishment of debt to interest expense for the year ended December 31, 2002.

PricewaterhouseCoopers LLP
Los Angeles, California
January 27, 2004

WellPoint Health Networks Inc.

Consolidated Balance Sheets

	December 31, 2003	December 31, 2002
	(In thousands, except share data)
ASSETS
Current Assets:
Cash and cash equivalents	$1,426,857	$1,355,616
Investments—available-for-sale, at fair value	7,244,445	5,282,887
Receivables, net	1,356,107	1,223,232
Deferred tax assets, net	355,110	310,245
Other current assets	258,588	208,711

Total Current Assets	10,641,107	8,380,691
Property and equipment, net	441,936	346,351
Intangible assets, net	950,954	737,461
Goodwill, net	2,321,208	1,691,771
Long-term investments, at market value	161,784	134,274
Other non-current assets	271,689	180,083

Total Assets	$14,788,678	$11,470,631

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Medical claims payable	$2,747,074	$2,422,331
Reserves for future policy benefits	129,135	68,907
Unearned premiums	629,831	495,508
Accounts payable and accrued expenses	1,411,391	1,144,662
Experience rated and other refunds	267,382	251,743
Income taxes payable	241,979	140,881
Security trades pending payable	27,456	428,851
Security lending payable	914,173	197,453
Other current liabilities	712,273	601,513

Total Current Liabilities	7,080,694	5,751,849
Accrued postretirement benefits	152,738	123,042
Reserves for future policy benefits, non-current	288,197	214,328
Long-term debt	1,238,267	1,011,578
Deferred tax liabilities, net	370,737	187,020
Other non-current liabilities	228,096	206,117

Total Liabilities	9,358,729	7,493,934
Stockholders' Equity:
Preferred Stock—$0.01 par value, 50,000,000 shares authorized, none issued and outstanding	—	—
Common Stock—$0.01 par value, 300,000,000 shares authorized, 157,006,322 and 149,748,101 issued at December 31, 2003 and 2002, respectively	1,570	1,497
Treasury stock, at cost, 4,248,172 and 2,697,958 shares at December 31, 2003 and 2002, respectively	(298,049)	(173,842)
Additional paid-in capital	2,348,506	1,812,004
Retained earnings	3,250,483	2,315,254
Accumulated other comprehensive income	127,439	21,784

Total Stockholders' Equity	5,429,949	3,976,697

Total Liabilities and Stockholders' Equity	$14,788,678	$11,470,631

See the accompanying notes to the Consolidated Financial Statements.

WellPoint Health Networks Inc.

Consolidated Income Statements

	Year Ended December 31,
	2003	2002	2001
	(In thousands, except earnings per share)
Revenues:
Premium revenue	$19,156,711	$16,206,161	$11,577,170
Management services and other revenue	944,786	818,375	609,693
Investment income	258,194	314,004	241,784

	20,359,691	17,338,540	12,428,647
Operating Expenses:
Health care services and other benefits	15,428,763	13,211,090	9,436,264
Selling expense	807,675	681,802	502,571
General and administrative expense	2,477,692	2,166,744	1,666,587

	18,714,130	16,059,636	11,605,422

Operating Income	1,645,561	1,278,904	823,225
Interest expense	50,632	66,752	49,929
Other expense, net	36,119	55,086	74,714

Income before Provision for Income Taxes and Extraordinary Item	1,558,810	1,157,066	698,582
Provision for income taxes	623,581	462,937	283,836

Income before Extraordinary Item	935,229	694,129	414,746
Extraordinary Item:
Gain from negative goodwill on acquisition	—	8,950	—

Net Income	$935,229	$703,079	$414,746

Earnings Per Share(A):
Income before Extraordinary Item	$6.34	$4.81	$3.27
Extraordinary gain from negative goodwill on acquisition	—	0.06	—

Net Income	$6.34	$4.87	$3.27

Earnings Per Share Assuming Full Dilution(A):
Income before Extraordinary Item	$6.16	$4.61	$3.15
Extraordinary gain from negative goodwill on acquisition	—	0.06	—

Net Income	$6.16	$4.67	$3.15

(A)
Per share data for the year ended December 31, 2001 has been adjusted to reflect the two-for-one stock split in the form of a 100% stock dividend that occurred on March 15, 2002.

See the accompanying notes to the Consolidated Financial Statements.

WellPoint Health Networks Inc.

Consolidated Statement of Changes in Stockholders' Equity

		Common Stock
		Issued		In Treasury				Accumulated Other Comprehensive Income
	Preferred Stock					Additional Paid-in Capital	Retained Earnings
		Shares	Amount	Shares	Amount				Total
	(In thousands)
Balance as of January 1, 2001	$—	71,391	$714	8,566	$(536,524)	$983,028	$1,145,464	$51,735	$1,644,417
Stock grants to employees and directors				(14)	886				886
Stock issued for employee stock option plans and stock purchase plans				(1,153)	77,266	19,165			96,431
Stock repurchased, at cost				75	(7,433)				(7,433)
Net losses from treasury stock reissued							(11,269)		(11,269)
Comprehensive income (loss)
Net income							414,746		414,746
Other comprehensive income, net of tax
Change in unrealized valuation adjustment on investment securities, net of reclassification adjustment								17,569	17,569
Foreign currency adjustments, net of tax								(262)	(262)
Minimum pension liability adjustment, net of tax								(22,506)	(22,506)

Total comprehensive income (loss)							414,746	(5,199)	409,547

Balance as of December 31, 2001	$—	71,391	$714	7,474	$(465,805)	$1,002,193	$1,548,941	$46,536	$2,132,579
Stock grants to employees and directors				(78)	4,944				4,944
Stock issued for employee stock option plans and stock purchase plans				(3,787)	232,384	67,617			300,001
Stock repurchased, at cost				4,625	(304,342)				(304,342)
Proceeds from sale of put options						3,135			3,135
Stock and stock options issued in connection with acquisition of RightCHOICE Managed Care, Inc.		2,718	27	(5,536)	358,977	687,105	62,979		1,109,088
100% stock dividend on March 15, 2002		72,921	729			(729)			—
Stock issued under Zero Coupon Convertible Subordinated Debentures redemption call		2,718	27			140,058			140,085
Net losses from treasury stock reissued						(87,375)	255		(87,120)
Comprehensive income (loss)
Net income							703,079		703,079
Other comprehensive income, net of tax Change in unrealized valuation adjustment on investment securities, net of reclassification adjustment								8,766	8,766
Minimum pension liability adjustment, net of tax								(33,518)	(33,518)

Total comprehensive income (loss)							703,079	(24,752)	678,327

Balance as of December 31, 2002	$—	149,748	$1,497	2,698	$(173,842)	$1,812,004	$2,315,254	$21,784	$3,976,697
Stock grants to employees and directors				(492)	31,890				31,890
Stock issued for employee stock option plans and stock purchase plans				(4,006)	275,452	74,944			350,396
Stock repurchased, at cost				3,912	(268,565)				(268,565)
Net losses from treasury stock reissued						(142,737)			(142,737)
Stock and stock options issued in connection with acquisition of Cobalt Corporation		7,258	73			604,295			604,368
Stock held by subsidiaries				2,136	(162,984)				(162,984)
Comprehensive income (loss)
Net income							935,229		935,229
Other comprehensive income, net of tax
Treasury stock owned by subsidiary								(5,604)	(5,604)
Change in unrealized valuation adjustment on investment securities, net of reclassification adjustment								100,589	100,589
Minimum pension liability adjustment, net of tax								10,670	10,670

Total comprehensive income							935,229	105,655	1,040,884

Balance as of December 31, 2003	$—	157,006	$1,570	4,248	$(298,049)	$2,348,506	$3,250,483	$127,439	$5,429,949

See the accompanying notes to the Consolidated Financial Statements.

WellPoint Health Networks Inc.

Consolidated Statements of Cash Flows

	Year Ended December 31,
	2003	2002	2001
	(In thousands)
Cash flows from operating activities:
Income before extraordinary item	$935,229	$694,129	$414,746
Adjustments to reconcile income before extraordinary item to net cash provided by operating activities:
Depreciation and amortization, net of accretion	174,075	115,014	110,157
(Gain) loss on sales of assets, net	(7,314)	(44,592)	13,283
(Benefit) provision for deferred income taxes	(63,260)	(33,240)	15,915
Amortization of deferred gain on sale of building	(130)	(4,057)	(4,426)
Accretion of interest on Zero Coupon Convertible Subordinated Debentures, 6 3/8% Notes due 2012 and 6 3/8% Notes due 2006	285	9,081	3,128
(Increase) decrease in certain assets, net of effect of businesses acquired:
Receivables, net	(172,167)	(53,294)	18,365
Other current assets	(33,983)	(105,735)	(20,892)
Other non-current assets	(15,105)	(33,607)	(9,126)
Increase (decrease) in certain liabilities, net of effect of businesses acquired:
Medical claims payable	138,217	312,352	109,676
Reserves for future policy benefits	25,645	(3,914)	(48,307)
Unearned premiums	25,617	75,364	66,812
Accounts payable and accrued expenses	190,569	258,716	94,663
Experience rated and other refunds	13,958	(3,827)	2,315
Income taxes payable	137,923	95,375	(32,256)
Other current liabilities	91,356	103,028	81,199
Accrued postretirement benefits	7,042	8,114	3,047
Other non-current liabilities	16,132	12,111	(12,135)

Net cash provided by operating activities	1,464,089	1,401,018	806,164

Cash flows from investing activities:
Investments purchased	(10,659,025)	(6,501,314)	(4,914,118)
Proceeds from investments sold	8,853,554	5,576,358	4,628,088
Proceeds from investments matured	141,944	62,188	74,972
Property and equipment purchased	(153,459)	(101,513)	(92,937)
Proceeds from property and equipment sold	6,795	6,789	8,481
Acquisition of new businesses, net of cash acquired	(425,691)	(349,011)	(561,652)

Net cash used in investing activities	(2,235,882)	(1,306,503)	(857,166)

Cash flows from financing activities:
Net repayment of long-term debt under the revolving credit facility	—	(235,000)	(15,000)
Net borrowing of commercial paper	230,074	199,759	—
Net borrowing of long-term debt under 6 3/8% Notes due 2006	—	—	448,974
Net borrowing of long-term debt under 6 3/8% Notes due 2012	—	348,905	—
Cash paid on redemption of Zero Coupon Convertible Subordinated Debentures	—	(18,967)	—
Change in advances on securities lending deposits	716,720	86,635	—
Proceeds from issuance of Common Stock	164,805	152,500	86,048
Proceeds from sale of put options	—	3,135	—
Common Stock repurchased	(268,565)	(304,342)	(7,433)

Net cash provided by financing activities	843,034	232,625	512,589

Net increase in cash and cash equivalents	71,241	327,140	461,587
Cash and cash equivalents at beginning of year	1,355,616	1,028,476	566,889

Cash and cash equivalents at end of year	$1,426,857	$1,355,616	$1,028,476

See the accompanying notes to the Consolidated Financial Statements.

WellPoint Health Networks Inc.

Notes to Consolidated Financial Statements

1.    ORGANIZATION

        WellPoint Health Networks Inc. (the "Company" or "WellPoint") is one of the nation's largest publicly traded managed health care companies. As of December 31, 2003, WellPoint had approximately 15.0 million medical members (including approximately 1.0 million BlueCard "host" members) and approximately 45.6 million specialty members. Through its subsidiaries, the Company offers a broad spectrum of network-based managed care plans to the large and small employer, individual, Medicaid and senior markets. The Company's managed care plans include preferred provider organizations ("PPOs"), health maintenance organizations ("HMOs"), point-of-service ("POS") plans, other hybrid plans and traditional indemnity plans. In addition, the Company offers managed care services, including underwriting, actuarial services, network access, medical management and claims processing. The Company also provides a broad array of specialty and other products and services including pharmacy benefits management, dental, vision, life insurance, preventive care, disability insurance, behavioral health, COBRA and flexible benefits account administration. With its recent acquisition of Cobalt Corporation, the Company now also offers workers' compensation insurance products and is currently the largest Medicare Part A fiscal intermediary in the nation, processing claims for providers in all 50 states. The Company markets its products in California primarily under the name Blue Cross of California, in Georgia primarily under the name Blue Cross Blue Shield of Georgia, in various parts of Missouri (including the greater St. Louis area) primarily under the name Blue Cross Blue Shield of Missouri, in Wisconsin primarily under the names Blue Cross Blue Shield of Wisconsin and CompcareBlue and in various parts of the country under the names UNICARE and HealthLink. These products are marketed by the Company's various operating subsidiaries throughout the United States. The Company's customer base is diversified, with extensive membership among large and small employer groups and individuals and in the Medicare and Medicaid markets.

2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

        As a managed health care organization, the Company prepares its financial statements in accordance with the AICPA Audit and Accounting Guide for Health Care Organizations. The following is a summary of significant accounting policies used in the preparation of the accompanying consolidated financial statements. Such policies are in accordance with accounting principles generally accepted in the United States and have been consistently applied. The preparation of financial statements in conformity with generally accepted accounting principles in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses for each reporting period. The significant estimates made in the preparation of the Company's consolidated financial statements relate to the assessment of the carrying value of investments, goodwill and intangible assets, medical claims payable and reserves for future policy benefits. While the Company believes that the carrying value of such assets and liabilities is adequate as of December 31, 2003 and 2002, actual results could differ from the estimates upon which the carrying values were based.

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

Concentration of Credit Risk

        Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of cash equivalents, bonds and interest rate swap agreements. The Company invests its excess cash primarily in commercial paper and money market funds. Although a majority of the cash accounts exceed the federally insured deposit amount, management does not anticipate nonperformance by financial institutions and reviews the financial viability of these institutions on a periodic basis. The Company attempts to limit its risk in investment securities by maintaining a diversified portfolio. The components of investment securities are shown in Note 4.

Investments

        Investment securities consist primarily of U.S. Treasury and agency securities, mortgage-backed securities, investment grade and non-investment grade corporate bonds, equity securities and venture capital. The Company has determined that its investment securities are available for use in current operations and, accordingly, has classified such investment securities as current assets without regard to contractual maturity dates.

        Long-term investments consist primarily of restricted assets, certain equities and other investments. Restricted assets, at market value, included in long-term investments at December 31, 2003 and 2002 were $116.0 million and $104.0 million, respectively, and consisted primarily of investments on deposit with the California Department of Managed Health Care ("DMHC"). These deposits consisted primarily of U.S. Treasury and agency securities. Due to their restricted nature, such investments are classified as long-term without regard to contractual maturity dates.

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

        The Company evaluates all of its investments based on current market prices and economic conditions, declining market valuation and financial condition of the issuer. Investments that have declines in fair value below cost, which are judged to be other-than-temporary, are written down to estimated fair value. For the years ended December 31, 2003, 2002 and 2001, the Company recorded write-downs of approximately $31.2 million, $41.9 million and $21.1 million, respectively, related to these declines.

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

Hedging Activities

        In June 1998, the Financial Accounting Standards Board (the "FASB") issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS No. 133"). SFAS No. 133, as amended by Statement of Financial Accounting Standards No. 137, "Accounting for Derivative Instruments and Hedging Activities-Deferral of the Effective Date of FASB Statement No. 133-an amendment of FASB Statement No. 133" and Statement of Financial Accounting Standards No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities-an amendment of FASB Statement No. 133," establishes the accounting and reporting standards for derivative instruments and for hedging activities. Upon adoption of SFAS No. 133, all derivatives must be recognized on the balance sheet at their then fair value. Any deferred gains and losses remaining on the balance sheet under previous hedge-accounting rules must be removed from the balance sheet and all hedging relationships must be designated anew and documented pursuant to the new accounting. The SFAS No. 133 was adopted in the first quarter of 2001.

        The adoption of SFAS No. 133 on January 1, 2001, resulted in a pre-tax increase to other income of $0.1 million and an after-tax decrease to other comprehensive income of $4.2 million.

        The Company uses derivative instruments, specifically interest rate swap agreements, to hedge exposures to changes in interest rates. The principal objective of such contracts is to minimize the risks and/or costs associated with financing and investing activities. The Company manages exposure to market risk associated with interest rate contracts by establishing and monitoring parameters that limit the types and degree of market risk that may be undertaken. Market risk is the adverse effect on the value of a financial instrument that results from a change in interest rates. The Company does not use derivative financial instruments for speculative purposes. The counterparties to these contractual arrangements are major financial institutions with which the Company also has other financial relationships. These counterparties expose the Company to credit loss in the event of nonperformance. However, the Company does not anticipate nonperformance by the counterparties.

        Interest rate swap agreements are contracts to exchange fixed interest rate payments for variable interest rate payments or to exchange variable interest rate payments for fixed interest rate payments periodically over the life of the agreements without the exchange of the underlying notional amounts. The notional amounts of the interest rate swap agreements are used to measure interest to be paid. For interest rate instruments that effectively hedge interest rate exposures, the net cash amounts paid on the agreements are accrued and recognized as an adjustment to interest expense. If an agreement no longer qualifies as a hedge instrument, then it is marked to market and carried on the balance sheet at fair value. The change in fair value of these instruments is included in investment income. (See Note 12 for further discussion of the Company's Hedging Activities.)

        The Company has used derivative instruments, in particular, forward exchange contracts, to mitigate foreign currency risk associated with its foreign currency denominated investment portfolio. Forward exchange contracts are used to hedge the foreign currency risk between trade date and settlement date of foreign currency investment transactions. Gains and losses from such instruments are recognized in the Company's income statement at the settlement date.

        Forward exchange contracts have also been used to hedge asset positions in foreign currency denominated securities. The unrealized gains and losses, net of deferred taxes, from such forward contracts and related hedging investments are reflected in other comprehensive income at the balance sheet dates. As of December 31, 2001, the Company no longer invested in foreign currency denominated securities.

Premiums Receivable

        Premiums receivable are shown net of an allowance based on historical collection trends and management's judgment on the collectibility of these accounts. These collection trends, as well as prevailing and anticipated economic conditions, are routinely monitored by management and any adjustments required are reflected in current operations.

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

        Certain costs related to the development or purchase of internal-use software are capitalized in accordance with AICPA Statement of Position 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." Internal computer software costs that are incurred in the preliminary project stage are expensed as incurred. Direct consulting costs, payroll and payroll related cost for employees, incurred during the development stage, who are directly associated with each project are capitalized and amortized over a five-year period when placed into production.

Intangible Assets and Goodwill, Net

        In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 141, "Business Combinations" ("SFAS No. 141") and Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" ("SFAS No. 142"). SFAS No. 141 requires that all business combinations initiated after June 30, 2001 be accounted for using the purchase method. The provisions of SFAS No. 141 also apply to all business combinations consummated after June 30, 2001. SFAS No. 142, which became effective for fiscal years beginning after December 15, 2001, eliminates amortization of goodwill and other intangible assets with indefinite useful lives. Rather, these assets are subject to impairment tests at least annually. Intangible assets with definite useful lives are being amortized using a straight-line basis or the timing of related cash flows over periods ranging from 1.5 to 25 years. An intangible asset subject to amortization must be reviewed for impairment on an annual basis pursuant to Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" (See Note 7 for further discussion of the Company's intangible assets and goodwill.)

        The Company adopted SFAS No. 142 on January 1, 2002 and no longer amortizes goodwill and other intangible assets with indefinite useful lives. In accordance with SFAS No. 142, the Company completed the transitional evaluation of its goodwill and other intangible assets at January 1, 2002 and the annual evaluation at December 31, 2003 and 2002 and determined that there was no impairment loss.

Medical Claims Payable

        Medical claims payable include claims in process as well as provisions for the estimate of incurred but not reported claims and provisions for disputed claims obligations. Such estimates are developed using actuarial principles and assumptions that consider, among other things, contractual requirements, historical utilization trends and payment patterns, benefits changes, medical inflation, product mix, seasonality, membership and other relevant factors. In developing its best estimate of medical claims payable, the Company consistently applies the principles and assumptions listed above from year to year, while also giving due consideration to the potential variability of these factors. Because medical claims payable includes various actuarially developed estimates, the Company's actual health care services expense may be more or less than the Company's previously developed estimates. Claim processing expenses are also accrued based on an estimate of expenses necessary to process such claims. Such reserves are continually monitored and reviewed, with any adjustments reflected in current operations. (See Note 8 for further discussion of the Company's medical claims payable.)

        Capitation costs represent monthly fees paid one month in advance to physicians, certain other medical service providers and hospitals in the Company's HMO networks as retainers for providing continuing medical care. The Company maintains various programs that provide incentives to physicians, certain other medical service providers and hospitals participating in its HMO networks through the use of risk-sharing agreements and other programs. Payments under such agreements are made based on the providers' performance in managing health care costs while providing quality health care. Expenses related to these programs, which are based in part on estimates, are recorded in the period in which the related services are rendered. Management believes that its reserves for medical claims payable are adequate to satisfy its ultimate claim liability. However, these estimates are inherently subject to a number of highly variable circumstances. Consequently, the actual results could differ materially from the amount recorded in the consolidated financial statements of the Company.

        The Company's future results of operations will depend in part on its ability to predict and manage health care costs through underwriting criteria, medical management, product design and negotiation of favorable provider and hospital contracts. The Company's ability to contain such costs may be adversely affected by changes in utilization rates, demographic characteristics, the regulatory environment, health care practices, inflation, new technologies, clusters of high-cost cases, continued consolidation of physician, hospital and other provider groups, acts of terrorism and bioterrorism or other catastrophes, including war and numerous other factors. The Company's inability to mitigate any or all of the above-listed or other factors may adversely affect the Company's future profitability.

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

Pension and Other Postretirement Benefits

        Pension and other Postretirement Benefits represents outstanding obligations for certain health care and life insurance benefits to eligible retirees and their dependents and unfunded liabilities related to pension benefits under plans administered by the Company. The Company accrues the estimated costs of retiree health and other postretirement benefits during the periods in which eligible employees render service to earn the benefits, which is in accordance with Financial Accounting Standards No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions." Unfunded liabilities for pension benefits are accrued in accordance with Statement of Financial Accounting Standards No. 87, "Employers' Accounting for Pensions." (See Note 10 for further discussion of the Company's Pension and Post Retirement Benefits.)

Income Taxes

        The Company's provision for income taxes reflects the current and future tax consequences of all events that have been recognized in the consolidated financial statements as measured by the provision of currently enacted tax laws and rates applicable to future periods.

        Acquired deferred tax assets and liabilities and liabilities for an acquired entity's prior tax returns at the date of purchase are based on management's best estimate of the ultimate settlement that will be accepted by the tax authorities. At the date of a change in management's best estimate of items relating to an acquired entity's prior tax returns, and at the date that the items are settled with the tax authorities, any liability previously recognized is adjusted to increase or decrease the remaining balance of goodwill attributable to that acquisition.

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

        The Company's group life and disability insurance contracts are traditional insurance contracts, which are typically issued in conjunction with a health care contract. Additionally, WellPoint has a limited number of indemnity health insurance contracts. All of these contracts provide insurance protection for a fixed period ranging from one month to a year. There is no specified commitment period for individual members under the health, life and disability contracts. Since the Company assumes the risk of both medical and administrative costs for its members in return for premium revenue, contracts with overdue payments are generally automatically cancelled to the extent permitted under applicable law. For small and large employer groups, the commitment period is generally one year. The Company has the ability, at a minimum, to adjust the provisions of the contract at the end of the contract period. As a result, the Company's insurance contracts are considered short-duration contracts. Premiums applicable to the unexpired contractual coverage periods are reflected in the accompanying consolidated balance sheet as unearned premiums.

        Management services revenue is earned as services are performed and consists of administrative fees for services provided to third parties, including management of medical services, claims processing and access to provider networks. Under administrative service contracts, self-funded employers retain the full risk of financing benefits. Funds received from employers are equal to amounts required to fund benefit expenses and pay earned administrative fees. Because benefit expenses are not the obligation of the Company, premium revenue and benefit expenses for these contracts are not included in the Company's financial statements. Administrative service fees received from employer groups are included in the Company's revenues. Revenues from PrecisionRx, a mail order pharmacy acquired in December 2000, are shown net of pharmaceutical costs. Gross pharmaceutical sales for Precision Rx (including sales to internal customers) for the years ended December 31, 2003, 2002 and 2001 were $433.3 million, $308.1 million and $200.3 million, respectively. The pharmaceutical costs for the years ended December 31, 2003, 2002 and 2001 were $381.0 million, $278.3 million and $186.8 million, respectively.

        The Company owns a pharmacy benefit management company, which generates revenues by administering pharmacy benefits for the Company as well as other external health plan sponsors. When filling a prescription at a rental pharmacy, the member generally pays a copayment to the retail pharmacy. The Company does not record the copayments as part of its revenue or costs.

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

Advertising Costs

        The Company uses print and broadcast advertising to promote its products. The cost of advertising is expensed as incurred and totaled approximately $78.6 million, $76.3 million and $59.6 million for the years ended December 31, 2003, 2002 and 2001, respectively.

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

Stock-Based Compensation

        As of December 31, 2003, the Company had three stock-based employee compensation plans: the 1999 Stock Incentive Plan, the 2000 Employee Stock Option Plan and the Employee Stock Purchase Plan. The Company accounts for these plans under the recognition and measurement principles of APB Opinion No. 25, "Accounting for Stock Issued to Employees" and related FASB interpretations. Accordingly, compensation cost for stock options under existing plans is measured as the excess, if any, of the quoted market price of the Company's Common Stock at the date of the grant over the amount an employee must pay to acquire the stock. No stock-based employee compensation cost is reflected in net income related to stock options granted because options granted under those plans had an exercise price equal to the market value of the underlying Common Stock on the date of grant. In addition, no compensation expense is recorded for purchases under the Employee Stock Purchase Plan in accordance with APB No. 25. Employee stock-based compensation included in reported net income includes restricted stock awards being amortized over the award's vesting period.

        The following table illustrates the pro forma effect on net income and earnings per share if the Company had applied the fair value recognition provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" as amended by Statement of Financial

Accounting Standards No. 148, "Accounting for Stock-Based Compensation—Transition and Disclosure" for the years ended December 31, 2003, 2002 and 2001.

	2003	2002	2001
	(In millions, except per share amounts)
Net income—as reported	$935.2	$703.1	$414.7
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	0.5	1.9	13.5
Less: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(72.0)	(55.0)	(46.5)

Net income—pro forma	$863.7	$650.0	$381.7

Earnings per share—as reported	$6.34	$4.87	$3.27
Earnings per share—pro forma	$5.86	$4.51	$3.01
Earnings per share assuming full dilution—as reported	$6.16	$4.67	$3.15
Earnings per share assuming full dilution—pro forma	$5.69	$4.32	$2.90

        The above pro forma disclosures may not be representative of the effects on reported pro forma net income for future years. (See Note 15 for information regarding activity in the Company's stock plans and the assumptions used in the fair value based method depicted above.)

Comprehensive Income

        Comprehensive income encompasses all changes in stockholders' equity (except those arising from transactions with stockholders) and includes net income and net unrealized gains or losses on available-for-sale securities, foreign currency adjustments and adjustments to minimum pension liabilities. Other comprehensive income is net of reclassification adjustments to adjust for items currently included in net income, such as realized gains on investment securities.

Reclassifications

        Certain amounts in the consolidated financial statements for periods prior to 2003 have been reclassified to conform to the 2003 presentation.

New Accounting Pronouncements

        In April 2002, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 145, "Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections" ("SFAS No. 145"). With the rescission of FASB Statement No. 4, gains and losses from the extinguishment of debt should be classified as extraordinary items only if they meet the criteria in APB Opinion No. 30. The provisions of APB Opinion No. 30 distinguish between transactions that are part of an entity's recurring operations and those that are unusual or infrequent or that meet the criteria for classification as an extraordinary item. The provisions of SFAS No. 145 related to the rescission of FASB Statement No. 4 are required to be applied for fiscal years beginning after May 15, 2002. The Company has determined that the extinguishment of debt under its Zero Coupon Convertible Subordinated Debentures, which were redeemed as of October 28, 2002, does not meet the requirements of unusual or infrequent and therefore would not be included as an extraordinary item with the rescission of FASB Statement No. 4. For the year ended December 31, 2002, WellPoint reclassified an extraordinary loss of $6.3 million, which included a tax benefit of $2.5 million, to interest expense. The adoption of the other provisions of SFAS No. 145 did not have a material effect on the Company's consolidated financial statements.

        In November 2002, the FASB issued Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" ("FIN No. 45"). FIN No. 45 requires that upon issuance of certain guarantees, a guarantor must recognize a liability for the fair value of the obligation assumed under the guarantee. The recognition provisions of FIN No. 45 are effective for guarantees issued or modified after December 31, 2002. Refer to Note 20 regarding the Company's joint venture providing Medicaid services in Puerto Rico. The adoption of FIN No. 45 did not have a material impact on the Company's financial condition or results of operations.

        In December 2002, the FASB amended the transition and disclosure requirements of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS No. 123"), through the issuance of Statement of Financial Accounting Standards No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure" ("SFAS No. 148"). SFAS No. 148 amends the disclosures that a company is required to make in its annual and interim financial statements. These disclosures are required regardless of whether a company is using the intrinsic value method under APB Opinion No. 25, "Accounting for Stock Issued to Employees" or the fair value based method under SFAS No. 123 to account for its stock-based employee compensation. SFAS No. 148 also provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. SFAS No. 148 is effective for fiscal years ending after December 15, 2002. The Company plans to continue to account for stock-based employee compensation under the intrinsic value-based method.

        In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities—an interpretation of ARB No. 51" ("FIN No. 46"). FIN No. 46 expands upon existing accounting guidance that addresses when a company should include in financial statements the assets, liabilities and activities of another entity. FIN No. 46 requires an enterprise to consolidate a variable interest entity if that enterprise has a variable interest that will absorb a majority of the entity's expected losses, receive a majority of the entity's expected residual returns or both. This interpretation applies immediately to variable interest entities created or obtained after January 31, 2003. For those variable interest entities in existence prior to January 31, 2003, the consolidation provisions of FIN No. 46 are effective July 1, 2003. In December 2003, the FASB issued Interpretation No. 46 (revised December 2003), "Consolidation of Variable Interest Entities—an interpretation of ARB No. 51" ("FIN No. 46R"). FIN No. 46R clarifies some of the provisions of FIN No. 46 and exempts certain entities from its requirements. FIN No. 46R is effective at the end of the interim period ending after March 15, 2004 for variable interest entities other than special purpose entities. The adoption of FIN No. 46 did not have a material impact on the Company's consolidated financial statements. The Company believes the adoption of FIN No. 46R will not have a significant impact on its results of operations or financial position.

        In April 2003, the FASB amended and clarified financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and hedging activities under Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS No. 133"), through the issuance of Statement of Financial Accounting

Standards No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities" ("SFAS No. 149"). SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. The adoption of SFAS No. 149 did not have a material effect on the consolidated financial statements of the Company.

        In May 2003, the FASB issued Statement of Financial Accounting Standards No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity" ("SFAS No. 150"). SFAS No. 150 modifies the accounting for certain financial instruments that, under previous guidance, issuers could account for as equity. SFAS No. 150 requires that those instruments be classified as liabilities in statements of financial position. Most of the guidance in SFAS No. 150 is effective for all financial instruments entered into or modified after May 31, 2003 or otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of SFAS No. 150 did not have a material impact on the Company's financial condition or results of operations.

        In December 2003, the FASB issued Statement of Financial Accounting Standards No. 132 (revised 2003), "Employers' Disclosures about Pensions and Other Postretirement Benefits-an amendment of FASB Statements No. 87, 88, and 106" ("SFAS No. 132R"). SFAS No. 132R retains the disclosure requirements contained in FASB Statement No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits" ("SFAS No. 132"), and also requires additional disclosures to those in the original SFAS No. 132 about the assets, obligations, cash flows and net periodic benefit cost of defined benefit pension plans and other defined benefit postretirement plans. Except as noted, disclosures required by SFAS No. 132R are effective for financial statements with fiscal years ending after December 15, 2003. The disclosure of estimated future benefit payments required by SFAS No. 132R is effective for fiscal years ending after June 15, 2004. The adoption of SFAS No. 132R did not have a material effect on the consolidated financial statements of the Company.

        On December 8, 2003, the Medicare Prescription Drug, Improvement and Modernization Act of 2003 ("MMA") was signed into law. MMA introduced a voluntary Medicare Part D prescription drug benefit and created a new 28% federal subsidy for the sponsors of the postretirement prescription drug benefits that are at least actuarially equivalent to the new Medicare Part D benefit. In January 2004, the FASB issued FASB Staff Position No. FAS 106-1, "Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003" ("FSP FAS 106-1"). Under FSP FAS 106-1, which guidance is based on FASB Statement of Financial Accounting Standards No. 106, "Accounting for Postretirement Benefits Other Than Pensions," sponsors must consider the two new features of MMA in measuring the accumulated postretirement benefit obligation ("APBO") and net periodic postretirement benefit cost. In accordance with FSP FAS 106-1, the Company made a one-time election to recognize the impact of MMA. Accordingly, any measures of APBO and net periodic postretirement benefit cost in the Company's consolidated financial statements and the related footnotes for the year ended December 31, 2003 include the effects of MMA. The adoption of the FSP FAS 106-1 did not have a material effect on the consolidated financial statements of the Company. Currently, specific authoritative guidance on the accounting for the federal subsidy is pending and that guidance, when issued, could require the Company to change previously reported information.

WellPoint Health Networks Inc.

Notes to Consolidated Financial Statements

3.    ACQUISITIONS

        In 1996, the Company began pursuing a nationwide expansion strategy through selective acquisitions and start-up activities in key geographic areas. More recently, the Company has focused on acquiring businesses that provide significant concentrations of members in strategic locations outside of California. In connection with this strategy, the Company completed its acquisitions of Cobalt Corporation ("Cobalt") in 2003, Methodist Care, Inc. ("MethodistCare") and RightCHOICE Managed Care, Inc. ("RightCHOICE") in 2002 and Cerulean Companies, Inc. ("Cerulean") in 2001.

        On October 31, 2003, Company completed its acquisition of HealthCore Inc. ("HealthCore"). HealthCore currently provides outcomes research service to health plans and pharmaceutical organizations. The purchase price and related acquisition costs of approximately $4.4 million exceeded the estimated fair value of net assets acquired by $2.9 million. Under the purchase method of accounting, the Company assigned this amount to goodwill. The operating results for HealthCore are included in WellPoint's consolidated income statements for periods following the completion of the acquisition. The pro forma effects of the HealthCore acquisition on the Company's consolidated financial statements were not material and are not included in the pro forma financial information presented below.

        On September 24, 2003, the Company completed its acquisition of Cobalt, the parent company of Blue Cross Blue Shield of Wisconsin. Cobalt served approximately 675,000 medical members (excluding BlueCard members) as of September 30, 2003. The transaction was effective as of September 30, 2003 for accounting purposes. Accordingly, Cobalt's operating results for the fourth quarter of 2003 were included in the Consolidated Income Statement and Consolidated Statement of Cash Flows for the year ended December 31, 2003.

        Under the terms of the transaction, total consideration paid to all holders of Cobalt common stock in the merger was approximately $427.5 million in cash and approximately 7.3 million newly issued shares of WellPoint Common Stock (which included approximately 2.1 million shares issued to affiliates). The total purchase price of approximately $884.9 million valued as of September 24, 2003 was used to purchase net assets with a fair value of approximately $252.5 million. Included in the total purchase price was $12.1 million used to retire Cobalt's existing long-term debt at the time of acquisition. As a result of the acquisition of Cobalt, the Company incurred $22.8 million in expenses primarily related to transaction costs. Generally accepted accounting principles require that these expenses, which are not associated with the generation of future revenues and have no future economic benefit, be reflected as assumed liabilities in the allocation of the purchase price to the net assets acquired. Estimated goodwill and other intangibles totaling $849.1 million includes $96.5 million of deferred tax liabilities relating to identified intangibles. With the adoption of Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" ("SFAS No. 142"), goodwill and other intangible assets with indefinite useful lives are not amortized, but instead are subject to impairment tests. Identified intangibles with definite useful lives are being amortized on a straight-line basis or the timing of related cash flows depending upon the expected amortization pattern over three to 23 years. The valuation process is not yet complete and, therefore, the allocation between goodwill and intangible assets recorded as of December 31, 2003 represents an estimate. As a result, the useful lives and method of amortization are only preliminary estimates. The current estimated purchase price allocation between goodwill and identifiable intangible assets is $607.8 million and $241.3 million, respectively. The entire estimated goodwill amount of $607.8 million is not deductible for tax purposes. The operating results for Cobalt were included in WellPoint's consolidated income statements for periods beginning October 1, 2003. The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at date of acquisition.

As of September 30, 2003
(In millions)

Current assets	$661.8
Property, plant, and equipment	38.7
Intangible assets	241.3
Goodwill	607.8
Other long-term assets	93.4

Total assets acquired	1,643.0
Current liabilities	496.5
Other long-term liabilities	261.6

Total liabilities assumed	758.1

Net assets acquired	$884.9

        On June 30, 2003, the Company completed its acquisition of Golden West Health Plan, Inc. ("Golden West") for a purchase price of approximately $30.4 million. Upon completion of the acquisition, Golden West had net assets with a fair value of approximately $0.4 million and served more than 275,000 dental and vision members. With the acquisition of Golden West, WellPoint served approximately 2.9 million dental members nationally as of June 30, 2003. The estimated purchase price allocation between goodwill and identifiable intangible assets was $17.2 million and $13.0 million, respectively. The operating results for Golden West are included in WellPoint's consolidated income statements for periods following the completion of the acquisition.

        On April 30, 2002, the Company completed its acquisition of MethodistCare, which served over 70,000 members in the Houston, Texas and surrounding areas at the time of acquisition. As a result of the acquisition, the Company recognized an extraordinary gain of $8.9 million, or $0.06 per share assuming full dilution, for the year ended December 31, 2002, due to an excess of the fair value of net assets over acquisition costs. The operating results for MethodistCare are included in WellPoint's consolidated income statement for periods following the completion of the acquisition.

        On January 31, 2002, WellPoint completed its merger, through its wholly owned subsidiary, RWP Acquisition Corp., with RightCHOICE, the parent company of Blue Cross and Blue Shield of Missouri, which served approximately 2.2 million medical members as of January 31, 2002. Under the terms of the transaction, total consideration paid to all holders of RightCHOICE common stock in the merger was $379.1 million in cash and approximately 16.5 million shares of WellPoint Common Stock. The Company issued approximately 11.1 million shares from treasury stock and the remaining 5.4 million shares from newly issued shares of WellPoint Common Stock. The total purchase price of approximately $1,503.7 million was used to purchase net assets with a fair value of approximately $308.8 million. The operating results for RightCHOICE are included in WellPoint's consolidated income statement periods following the completion of the acquisition.

        In accordance with the requirements of Statement of Financial Accounting Standards No. 141, "Business Combinations" ("SFAS No. 141"), the following unaudited pro forma summary presents revenues, net income and per share data of WellPoint as if the acquisitions of Cobalt, Golden West, MethodistCare and RightCHOICE had occurred on January 1, 2002. The pro forma information includes the results of operations for each acquired entity for the period prior to its acquisition, adjusted for interest expense on long-term debt incurred to fund the acquisitions, amortization of intangible assets with definite useful lives and the related income tax effects.

        The pro forma financial information is presented for informational purposes only and may not be indicative of the results of operations had the Company been a single entity during the years ended December 31, 2003 and 2002, nor is it necessarily indicative of future results of operations. Pro forma earnings per share are based on 151.3 million and 151.2 million weighted average shares for the years ended December 31, 2003 and 2002, respectively. Pro forma earnings per share assuming full dilution is based on 156.3 million and 158.9 million weighted average shares for the years ended December 31, 2003 and 2002, respectively.

	Year Ended December 31,
	2003	2002
	(In thousands, except per share data)
Pro Forma Revenues	$21,615,014	$19,075,750
Pro Forma Income before Extraordinary Items	$967,306	$716,060
Pro Forma Net Income	$967,306	$731,001
Earnings Per Share:
Pro Forma Income before Extraordinary Items	$6.39	$4.74
Pro Forma Net Income	$6.39	$4.84
Diluted Earnings Per Share:
Pro Forma Income before Extraordinary Items	$6.19	$4.52
Pro Forma Net Income	$6.19	$4.62

        The adjusted pro forma net income for the year ended December 31, 2002 includes Cobalt's recognition of a net gain from discontinued operations of $6.0 million from its behavioral health and medical management subsidiary, on a pro forma basis, using WellPoint's effective tax rate of 40.0%. In addition, included in net income for the year ended December 31, 2002, was a net after-tax realized gain by Cobalt of $6.7 million, on a pro forma basis, using WellPoint's effective tax rate of 40.0% on the sale of 4.4 million shares of American Medical Security Group, Inc. common stock.

4.    INVESTMENTS

Investment Securities

        The Company's investment securities consisted of the following:

	December 31, 2003
		Gross Unrealized
	Cost or Amortized Cost			Estimated Fair Value
		Gains	Losses
	(In thousands)
U.S. Treasury and agency securities	$1,314,194	$13,476	$3,069	$1,324,601
Municipal securities	738,004	10,842	1,307	747,539
Mortgage-backed securities	1,351,576	18,524	6,421	1,363,679
Corporate and other securities	2,876,801	105,265	5,711	2,976,355

Total debt securities	6,280,575	148,107	16,508	6,412,174
Equity and other investments	675,048	158,125	902	832,271

Total investment securities	$6,955,623	$306,232	$17,410	$7,244,445

	December 31, 2002
		Gross Unrealized
	Cost or Amortized Cost			Estimated Fair Value
		Gains	Losses
	(In thousands)
U.S. Treasury and agency securities	$673,443	$17,599	$165	$690,877
Municipal securities	102,756	2,961	56	105,661
Mortgage-backed securities	1,436,689	42,811	706	1,478,794
Corporate and other securities	2,335,978	129,615	7,512	2,458,081

Total debt securities	4,548,866	192,986	8,439	4,733,413
Equity and other investments	599,065	16,299	65,890	549,474

Total investment securities	$5,147,931	$209,285	$74,329	$5,282,887

        The following table illustrates the gross unrealized losses included in the Company's investment portfolio aggregated by investment category. The table also illustrates the length of time the securities have been in an unrealized loss position as of December 31, 2003.

	December 31, 2003 Gross Unrealized Losses
	Months in Unrealized Loss Position
	Less than 12 months	12 months or more	Total
	(In thousands)
U.S. Treasury and agency securities	$3,067	$2	$3,069
Municipal securities	1,307	—	1,307
Mortgage-backed securities	6,279	142	6,421
Corporate and other securities	5,684	27	5,711

Total debt securities	16,337	171	16,508
Equity and other investments	685	217	902

Total investment securities	$17,022	$388	$17,410

        The amortized cost and estimated fair value of debt securities as of December 31, 2003, based on contractual maturity dates, are summarized below. Expected maturities for mortgage-backed securities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized Cost	Estimated Fair Value
	(In thousands)
Due in one year or less	$737,642	$740,503
Due after one year through five years	2,565,278	2,625,994
Due after five years through ten years	1,408,653	1,455,341
Due after ten years	1,569,002	1,590,336

Total debt securities	$6,280,575	$6,412,174

        For the years ended December 31, 2003, 2002 and 2001, proceeds from the sales and maturities of debt securities were $8,393.8 million, $5,106.6 million and $4,534.7 million, respectively. For the year ended December 31, 2003, gross realized gains and gross realized losses from sales of debt securities were $87.4 million and $54.5 million, respectively. For the year ended December 31, 2002, gross realized gains and gross realized losses from sales of debt securities were $84.8 million and $84.2 million, respectively. Gross gains of $54.2 million and gross losses of $41.6 million were realized on the sales of debt securities for the year ended December 31, 2001. For debt security investments with declines in fair value below cost, which the Company judged to be other than temporary, the Company recorded write-downs of approximately $0.3 million, $27.9 million and $9.0 million, for the years ended December 31, 2003, 2002 and 2001, respectively.

        For the years ended December 31, 2003, 2002 and 2001, proceeds from the sales of equity securities were $601.7 million, $531.9 million and $168.4 million, respectively. For the year ended December 31, 2003, gross realized gains and gross realized losses on the sales of equity securities were $27.2 million and $48.1 million, respectively. For the year ended December 31, 2002, gross realized gains and gross realized losses on the sales of equity securities were $105.7 million and $50.9 million, respectively. Gross gains of $6.4 million and gross losses of $23.3 million were realized on the sales of equity securities for the year ended December 31, 2001. For equity and other investments with declines in fair value below cost, which the Company judged to be other than temporary, the Company recorded write-downs of approximately $30.9 million, $14.0 million and $12.1 million, for the years ended December 31, 2003, 2002 and 2001, respectively.

        Securities on loan under the Company's securities lending programs are included in its cash and investment portfolio shown on the accompanying consolidated balance sheets. Under these programs, brokers and dealers who borrow securities are required to deliver substantially the same security to the Company upon completion of the transaction. The balance of securities on loan as of December 31, 2003 and 2002 was $914.2 million and $197.4 million, respectively. Income earned on security lending transactions for the years ended December 31, 2003, 2002 and 2001 was $1.5 million, $0.3 million and $0.3 million, respectively.

Long-term Investments

        The Company's long-term investments consisted of the following:

	December 31, 2003
		Gross Unrealized
	Cost or Amortized Cost			Estimated Fair Value
		Gains	Losses
	(In thousands)
U.S. Treasury and agency securities	$112,376	$—	$41	$112,335
Money market funds	3,617	—	—	3,617
Equity and other investments	45,832	—	—	45,832

Total long-term investments	$161,825	$—	$41	$161,784

	December 31, 2002
		Gross Unrealized
	Cost or Amortized Cost			Estimated Fair Value
		Gains	Losses
	(In thousands)
Mortgage-backed securities	$42,599	$1,134	$—	$43,733
Money market funds	60,231	—	—	60,231
Equity and other investments	30,310	—	—	30,310

Total long-term investments	$133,140	$1,134	$—	$134,274

        At December 31, 2003, the Company's debt securities with contractual maturity dates occurring through 2008 had an amortized cost of $112.4 million and a market value of $112.3 million. Long-term investments consist primarily of restricted assets, certain equities and other investments.

5.    RECEIVABLES, NET

        The Company's receivables, net consisted of the following:

	December 31,
	2003	2002
	(In thousands)
Premiums receivable	$766,045	$595,219
Investment income and other receivables	698,270	729,754

	1,464,315	1,324,973
Less: allowance for doubtful accounts	108,208	101,741

Receivables, net	$1,356,107	$1,223,232

6. PROPERTY AND EQUIPMENT, NET

        The Company's property and equipment, net, consisted of the following:

		December 31,
	Useful Life	2003	2002
		(In thousands)
Equipment	2 to 5 years	$206,678	$164,799
Software	5 years	399,347	263,056
Leasehold improvements	Term of Lease	89,868	88,829
Furniture and fixtures	8 years	115,380	99,546
Building	30 years	98,870	86,112
Land		9,371	7,454

		919,514	709,796
Less: accumulated depreciation and amortization		477,578	363,445

Property and equipment, net		$441,936	$346,351

        Depreciation and amortization expense for the years ended December 31, 2003, 2002 and 2001 was $87.0 million, $64.8 million and $45.4 million, respectively.

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

        The Company adopted SFAS No. 142 on January 1, 2002 and no longer amortizes goodwill and other intangible assets with indefinite useful lives. In accordance with SFAS No. 142, the Company completed the transitional evaluation of its goodwill and other intangible assets at January 1, 2002 and the annual evaluation at December 31, 2002 and December 31, 2003 and determined that there was no impairment loss. The following table shows net income and earnings per share adjusted to reflect the adoption of the non-amortization provisions of SFAS No. 142 as of the beginning of the respective periods:

	Year Ended December 31,
	2003	2002	2001
	(In thousands, except per share amounts)
Reported net income	$935,229	$703,079	$414,746
Add back: Amortization of goodwill and other intangibles with indefinite useful lives, net of tax effect	—	—	32,173

Adjusted net income	$935,229	$703,079	$446,919

Reported earnings per share	$6.34	$4.87	$3.27
Add back: Amortization of goodwill and other intangibles with indefinite useful lives, net of tax effect	—	—	0.25

Adjusted earnings per share	$6.34	$4.87	$3.52

Reported earnings per share assuming full dilution	$6.16	$4.67	$3.15
Add back: Amortization of goodwill and other intangibles with indefinite useful lives, net of tax effect	—	—	0.24

Adjusted earnings per share assuming full dilution	$6.16	$4.67	$3.39

        The changes in the carrying amount of goodwill by reportable segment are as follows:

	Health Care	Specialty	Corporate and Other	Consolidated
	(In thousands)
Balance as of January 1, 2002	$646,375	$14,971	$—	$661,346
Goodwill acquired during 2002	1,074,322	—	—	1,074,322
Final allocation of Cerulean goodwill and acquired intangibles	(47,361)	—	—	(47,361)
Reclassification from other intangible assets, net of accumulated amortization of $2,005	3,464	—	—	3,464

Balance as of December 31, 2002	1,676,800	14,971	—	1,691,771
Goodwill acquired during 2003	607,826	17,248	2,892	627,966
Final purchase accounting adjustments for RightCHOICE goodwill	1,471	—	—	1,471

Balance as of December 31, 2003	$2,286,097	$32,219	$2,892	$2,321,208

        Upon adoption of SFAS No. 141, the Company reclassified $3.5 million of other intangible assets to goodwill since they did not meet the criteria for recognition apart from goodwill. The reclassification is for the assembled workforce intangible assets acquired from previous acquisitions.

        On October 31, 2003, WellPoint completed its acquisition of HealthCore, as discussed in Note 3. As a result of the acquisition of HealthCore, the Company recorded $2.9 million of goodwill as of December 31, 2003.

        On September 24, 2003, WellPoint completed its acquisition of Cobalt, as discussed in Note 3. As a result of the acquisition of Cobalt, the Company recorded $607.8 million of goodwill and $241.3 million of identifiable intangible assets as of December 31, 2003. The valuation process is not yet complete and, therefore, the allocation between goodwill and other intangible assets recorded as of December 31, 2003 represents an estimate. The Company assumes no residual value for its amortizable intangible assets. The following table presents details of the acquired amortized and non-amortized intangible assets of Cobalt at cost as of December 31, 2003:

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

        On June 30, 2003, WellPoint completed its acquisition of Golden West, as discussed in Note 3. As a result of the acquisition of Golden West, the Company recorded $17.2 million of goodwill and $13.0 million of identifiable intangible assets as of December 31, 2003. The valuation process is not yet complete and, therefore, the allocation between goodwill and other intangible assets recorded as of December 31, 2003 represents an estimate. The Company assumes no residual value for its amortizable intangible assets. The following table presents details of the acquired amortized and non-amortized intangible assets of Golden West at cost as of December 31, 2003:

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

        On January 31, 2002, WellPoint completed its acquisition of RightCHOICE, as discussed in Note 3. As a result of the acquisition of RightCHOICE, the Company recorded $1,073.8 million of goodwill and $266.1 million of identifiable intangible assets. The Company assumes no residual value for its amortizable intangible assets. The following table presents details of the acquired amortized and non-amortized intangible assets of RightCHOICE at cost as of December 31, 2003:

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

        The gross carrying value, accumulated amortization and net carrying value of other intangible assets of the Company as of December 31, 2003 and 2002 were as follows:

As of December 31, 2003	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Amortization Period (in years)
	(In thousands)
Amortized intangible assets:
Provider relationships	$33,424	$5,349	$28,075	10 to 25
Customer contracts and related customer relationships	427,974	111,351	316,623	1.5 to 20
Other	21,968	9,946	12,022	5 to 20

Total amortized intangible assets	483,366	126,646	356,720
Non-amortized intangible assets:
Provider relationships	17,674	98	17,576	Indefinite
Trade names and service marks	579,300	2,642	576,658	Indefinite

Total non-amortized intangible assets	596,974	2,740	594,234

Total other intangible assets	$1,080,340	$129,386	$950,954

As of December 31, 2002	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Amortization Period (in years)
	(In thousands)
Amortized intangible assets:
Provider relationships	$29,974	$3,871	$26,103	10 to 25
Customer contracts and related customer relationships	352,699	73,761	278,938	1.5 to 20
Other	21,967	7,929	14,038	5 to 20

Total amortized intangible assets	404,640	85,561	319,079
Non-amortized intangible assets:
Provider relationships	17,122	98	17,024	Indefinite
Trade names and service marks	404,000	2,642	401,358	Indefinite

Total non-amortized intangible assets	421,122	2,740	418,382

Total other intangible assets	$825,762	$88,301	$737,461

        For the years ended December 31, 2003, 2002 and 2001, amortization expense relating to goodwill and other intangible assets was $41.1 million, $38.0 million and $63.1 million, respectively. The following table presents the Company's estimated annual amortization expense for amortized intangible assets for each of the years ending December 31, 2004, 2005, 2006, 2007 and 2008 (amounts in thousands). These estimates were calculated based on the gross carrying value of amortized intangible assets as of December 31, 2003 using the applicable amortization period.

For year ending December 31, 2004	$47,028
For year ending December 31, 2005	43,648
For year ending December 31, 2006	37,102
For year ending December 31, 2007	32,412
For year ending December 31, 2008	28,945

8. MEDICAL CLAIMS PAYABLE

        The following table represents a reconciliation of changes in medical claims payable:

	2003	2002	2001
	(In thousands)
Medical claims payable as of January 1	$2,422,331	$1,934,620	$1,566,569
Medical claims reserves from businesses acquired during the period	186,520	175,359	258,375
Health care services expenses incurred during period:
Related to current year	15,543,363	13,338,984	9,422,974
Related to prior years	(429,166)	(409,941)	(276,531)

Total Incurred	15,114,197	12,929,043	9,146,443
Health care services payments during period:
Related to current year	13,370,309	11,426,772	8,061,957
Related to prior years	1,605,665	1,189,919	974,810

Total Payments	14,975,974	12,616,691	9,036,767

Medical claims payable as of December 31	$2,747,074	$2,422,331	$1,934,620

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

        Because medical claims payable includes various actuarially developed estimates, the Company's actual health care services expense may be more or less than the Company's previously developed estimates. As shown in the table above, for each of the years ended December 31, 2003, 2002 and 2001, the amount shown on the line labeled "Health care services expenses incurred during period: Related to prior years" is negative, meaning that the Company's actual health care services expenses related to prior years were less than the estimates previously made by the Company. These changes in reserves are generally the result of ongoing analysis of recent loss development trends. Adjustments of prior-year estimates may result in additional health care services expenses or, as the Company experienced during each of the last three years, a reduction in health care services expenses in the period an adjustment is made. The impact of any reduction in health care services expenses may be offset as the Company establishes its accrual for current-year health care services expenses.

        Health care claims are usually described as having a "short tail," which means that they are generally paid within a few months of the member receiving service from the physician or other health care provider. Based on the Company's historical claim payment patterns, less than 5% of the medical claims payable as of the end of any given year are outstanding at the end of the following year. Management expects that substantially all of the development of the estimate of medical claims payable as of December 31, 2003 will be known by the end of 2004.

        The above medical claims payable table includes payables for capitated payment arrangements. The Company has two general types of capitation arrangements. The predominant type is the so-called "professional" capitation arrangement. Under professional capitation arrangements, the Company pays the health care provider, such as a participating medical group, a fixed amount per member per month, and the health care provider assumes the risk of the member's utilization of certain specified health care services. Typically, under professional capitation arrangements, the health care provider does not assume the risk of the member's utilization of any hospital-based services. The second type is the so-called "global" capitation arrangement. Under global capitation arrangements, the Company also pays the health care provider, such as a participating medical group, a fixed amount per member per month. However, under global capitation arrangements, the health care provider generally assumes the risk of the member's utilization of all health care services (subject to certain limited exceptions and state regulatory requirements). As of December 31, 2003, 2002 and 2001, the Company had approximately eight, 10 and 16 global capitation arrangements, respectively, covering approximately 161,000, 179,000 and 185,000 members, respectively. In addition, one of the Company's subsidiaries owns a 51% equity interest in a community health partnership network (the "CHPN") operating in the greater Atlanta area. The CHPN is a locally based equity venture between the Company's subsidiary and a local physician group. The Company's subsidiary has entered into a global capitation arrangement with the CHPN. As of December 31, 2003, 2002 and 2001, approximately 560,000, 535,000 and 479,000 members, respectively, were covered by this arrangement.

        For the years ended December 31, 2003, 2002 and 2001, the Company's capitation expenses of $1,626.5 million, $1,496.9 million and $1,198.0 million represented 10.5%, 11.3% and 12.7%, respectively, of the Company's total health care services and other benefits expense. As of December 31, 2003 and 2002, the Company's capitation expenses payable of $145.9 million and $137.0 million represented 5.3% and 5.7%, respectively, of the Company's total medical claims payable. Medical claims payable attributable to the acquired Cobalt business as of December 31, 2003 was $168.1 million, including $0.3 million of capitation expenses payable.

9. INCOME TAXES

        The components of the provision (benefit) for income taxes before extraordinary item are as follows:

	Year Ended December 31,
	2003	2002	2001
	(In thousands)
Current:
Federal	$577,005	$425,003	$224,380
State	109,836	71,174	43,541

	686,841	496,177	267,921

Deferred:
Federal	(54,239)	(33,119)	13,180
State	(9,834)	280	2,735

	(64,073)	(32,839)	15,915

Valuation allowance	813	(401)	—

Provision for income taxes	$623,581	$462,937	$283,836

        As discussed in Note 2, with the issuance of SFAS No. 145, the Company has determined that the extinguishment of debt under its Zero Coupon Convertible Subordinated Debentures, which were redeemed as of October 28, 2002, does not meet the requirements of unusual or infrequent and therefore would not be included as an extraordinary item with the rescission of SFAS No. 4. For the year ended December 31, 2002, WellPoint reclassified the extraordinary loss of $6.3 million, which included a tax benefit of $2.5 million, to interest expense.

        The tax benefit associated with dispositions from the Company's stock plans reduced current income taxes payable for the years ended December 31, 2003, 2002 and 2001 by $74.7 million, $65.3 million and $18.8 million, respectively.

        The overall effective tax rate differs from the statutory federal tax rate as follows (percent of pre-tax income from continuing operations):

	Year Ended December 31,
	2003	2002	2001
Tax provision based on the federal statutory rate	35.0%	35.0%	35.0%
State income taxes, net of federal benefit	4.1	4.1	4.3
Non-deductible expenses/non-taxable items	(0.4)	(0.1)	1.2
Other, net	1.3	1.0	0.1

Effective tax rate	40.0%	40.0%	40.6%

        Net deferred tax (liabilities) assets are composed of the following:

	December 31,
	2003	2002
	(in thousands)
Gross deferred tax assets:
Net operating loss	$10,742	$13,974
Investment basis difference	—	20,610
Vacation and holiday accruals	19,236	15,364
Incurred claim reserve discounting	25,162	23,398
Provision for doubtful accounts	41,792	38,473
Unearned premium reserve	46,926	36,301
State income taxes	23,116	19,672
Accrued profit sharing	12,216	—
Postretirement benefits	52,255	48,458
Pension liability	31,305	38,680
Deferred compensation	118,772	92,836
Expenses not currently deductible	186,215	133,882
Intangible asset impairment	3,559	4,196
Capital loss carryover	2,779	3,932
Deferred acquisition costs	6,806	9,840
Other, net	6,006	3,636

Total gross deferred tax assets	586,887	503,252

Gross deferred tax liabilities:
Market valuation on investment securities	(111,308)	(44,670)
Depreciation and amortization	(2,093)	(10,157)
Investment basis difference	(39,701)	—
Internally developed software	(62,611)	(36,333)
Purchased intangibles	(353,855)	(271,784)
Lease expense	(26,514)	(10,879)
Other, net	(2,317)	(2,902)

Total gross deferred tax liabilities	(598,399)	(376,725)

Valuation allowance:
Net operating loss carryover	(1,337)	(1,337)
Capital loss carryover	(2,778)	(1,965)

	(4,115)	(3,302)

Net deferred tax (liabilities) assets	$(15,627)	$123,225

        In connection with the acquisition of Cobalt, the Company acquired $156.8 million of deferred tax liabilities and $31.0 million of deferred tax assets. The net result was an increase to goodwill of $125.8 million. The deferred tax assets acquired in connection with the acquisition of Golden West were immaterial to the Company. In connection with the acquisition of RightCHOICE, the Company acquired $108.4 million of deferred tax liabilities and $36.5 million of deferred tax assets. The net result was an increase to goodwill of $71.9 million. In connection with the acquisition of MethodistCare, the

Company acquired $15.0 million of net deferred tax assets, resulting in a decrease to goodwill of $15.0 million.

        As of December 31, 2003, the Company had $5.5 million of federal net operating loss carryforwards acquired from Cerulean, $8.1 million of federal net operating loss carryforwards acquired from Rush Prudential Health Plans ("Rush Prudential") and $23.8 million federal net operating loss carryforwards acquired from MethodistCare. In addition, the Company's $16.6 million of Illinois net operating loss carryforward acquired from Rush Prudential was completely utilized during the year ended December 31, 2001. As a result, management reduced the valuation allowance from $4.3 million to $1.3 million and recorded the change as a reduction to goodwill. These federal net operating loss carryforwards will begin to expire in 2014.

        As of December 31, 2003, the Company had a state capital loss carryforward of $48.2 million. The Company originally established a valuation allowance of $2.4 million related to this carryforward. However, management increased the valuation allowance to $2.8 million. Management believes it is more likely than not that the recorded deferred tax assets, net of the valuation allowance, will be realized. The state capital loss carryforward began to expire in 2003. As of December 31, 2001, the Company utilized its entire federal capital loss carryforward.

        The Company is currently under examination by the Internal Revenue Service (the "IRS") and various state taxing authorities. During 2001, the IRS completed its examination of the Company's consolidated federal income tax returns for tax years 1992 through 1994. The settlement of this audit did not have a material impact on the Company's financial position or results of operations. The IRS is in the process of auditing the Company's tax years 1995 through 1998. In addition, the IRS is currently auditing Cerulean for the pre-acquisition tax years 1996 through March 15, 2001, RightCHOICE for the pre-acquisition tax years 1999 through 2001 and Cobalt for the pre-acquisition tax years 1998 through 2000. The results of these audits are not currently expected to have a material impact on the Company's financial position or results of operations.

        Income taxes paid for the years ended December 31, 2003, 2002 and 2001 were $552.6 million, $394.6 million and $271.3 million, respectively.

WellPoint Health Networks Inc.

Notes to Consolidated Financial Statements

10. PENSION AND POSTRETIREMENT BENEFITS

Pension Benefits

        The Company covers substantially all employees through three non-contributory defined benefit pension plans. The Restated Employees' Retirement Plan of Blue Cross of California (the "BCC Plan") covers employees of a collective bargaining unit. The WellPoint Health Networks Inc. Pension Accumulation Plan (the "WellPoint Pension Plan"), which was established on January 1, 1987, covers all eligible employees (employees covered under a collective bargaining agreement participate if the terms of the collective bargaining agreement permits) meeting certain age and service requirements. Plan assets are invested primarily in pooled income funds. The Company's policy is to fund its plans according to the requirements of the Employee Retirement Income Security Act of 1974, as amended and applicable income tax regulations. The Company uses the projected unit credit method of cost determination. In October 2003, the Company amended the WellPoint Pension Plan effective January 1, 2004. Beginning January 1, 2004, employees who are of age 50 and over, with combined age and service totaling 65 or higher as of December 31, 2003, will continue to earn future contributions based on compensation under the WellPoint Pension Plan. For other employees, the funds in their pension account earned through December 31, 2003 will continue to accrue interest. However, there will be no additional contributions based on the employee's earnings after December 31, 2003. Once the employee becomes vested (after five years of service) the employee will be eligible to receive a benefit from the WellPoint Pension Plan at retirement or termination based on his or her account balance as of December 31, 2003 plus accrued interest. Employees hired after December 31, 2003 will not be eligible to participate in the WellPoint Pension Plan.

        In conjunction with the acquisition of Cerulean on March 15, 2001, the Company's Board of Directors approved the merger of Cerulean's Non-Contributory Retirement Program for Certain Employees of Blue Cross and Blue Shield of Georgia, Inc. into the WellPoint Pension Plan. In conjunction with the acquisition of RightCHOICE, the Company merged RightCHOICE's Non-Contributory Retirement Program for substantially all employees who met the plan requirements as to age and length of service on April 30, 2002 into the WellPoint Pension Plan. Employees of HealthLink, Inc. ("HealthLink"), a RightCHOICE subsidiary, who were not participants in the RightCHOICE Non-Contributory Retirement Program, are now participants in the WellPoint Pension Plan, subject to plan requirements. In conjunction with the acquisition of Cobalt, the Company merged Cobalt's defined benefit plan formerly known as the Cobalt Corporation Pension Plan into the WellPoint Pension Plan, subject to plan requirements. This plan merged into the WellPoint Pension Plan on December 31, 2003. In addition, with the completion of the acquisition of Cobalt, WellPoint became the sponsor of Cobalt's UGS Pension Plan ("UGS Plan") and assumed the assets and liabilities of the UGS Plan. The UGS Plan provides retirement benefits to covered employees based primarily on compensation and years of service. The Company uses a December 31 measurement date for its pension plans.

        The funded status of the plans was as follows:

	December 31,
	2003	2002
	(In thousands)
Accumulated Benefit Obligation at end of year	$417,771	$249,668
Change in Projected Benefit Obligation
Projected benefit obligation at beginning of year	$274,264	$175,355
Service cost	19,553	15,278
Interest cost	19,639	15,809
Amendments	2,079	375
Curtailments	(13,976)	—
Actuarial loss	20,509	36,951
Acquisitions	125,440	49,167
Benefits paid	(21,076)	(18,671)

Projected benefit obligation at end of year	$426,432	$274,264

Change in Plan Assets
Fair value at beginning of year	$174,949	$145,199
Actual return on fair value	51,659	(19,436)
Employer contributions	17,260	25,921
Acquisitions	164,985	41,936
Benefits paid	(21,076)	(18,671)

Fair value at end of year	$387,777	$174,949

Funded status	$(38,655)	$(99,315)
Unrecognized prior service cost	2,079	656
Unrecognized actuarial loss	84,209	119,231

Net amount recognized	$47,633	$20,572

        Amounts recognized in the Consolidated Balance Sheets consisted of:

	December 31,
	2003	2002
	(In thousands)
Prepaid benefit cost	$49,624	$20,572
Accrued benefit liability	(1,991)	—
Additional minimum liability	(78,689)	(95,290)
Intangible asset	2,079	656
Accumulated other comprehensive income	76,610	94,634

Net amount recognized	$47,633	$20,572

        Based on the funded status of all of WellPoint's pension plans, during 2004 the Company expects to contribute approximately $17.3 million, $0.8 million and $5.9 million to the WellPoint Pension Plan, BCC Plan and UGS Plan, respectively.

        As of December 31, 2003, the WellPoint Pension Plan, the BCC Plan and the UGS Plan had accumulated benefits in excess of plan assets. As of December 31, 2002, the WellPoint Pension Accumulation Plan and the BCC Plan had accumulated benefits in excess of plan assets. The Company's pension plans are summarized as follows:

	December 31,
	2003	2002
	(In thousands)
WellPoint Pension Plan
Projected benefit obligation	$383,168	$258,323
Accumulated benefit obligation	375,775	235,044
Fair value of assets	349,388	163,310
BCC Plan
Projected benefit obligation	$17,689	$15,941
Accumulated benefit obligation	16,421	14,624
Fair value of assets	13,743	11,639
UGS Plan
Projected benefit obligation	$25,575	N/A
Accumulated benefit obligation	25,575	N/A
Fair value of assets	24,646	N/A
Weighted Average Assumptions used to determine benefit obligations
Discount rate	6.10%	6.50%
Rate of compensation increases	4.00%	4.50%

        As of the December 31, 2003 measurement date, the expected long-term rate of return on assets assumption was 9.00%. This assumption represents the rate of return on plan assets reflecting the average rate of earnings expected on the funds invested or to be invested to provide for the benefits included in the projected benefit obligation. In order to determine the expected long-term rate of return, the Company used market returns for both 10 and 20-year periods for both the stock market as represented by the S&P 500 and the bond market as represented by the Lehman Brothers Aggregate Bond Index. Management selected a rate of return within the likely range of expected outcomes.

        The fair value weighted-average asset allocations of the Company's pension plans as a percentage by asset category were as follows:

	As of December 31,
	2003	2002
Weighted-Average Fair Value of Plan Assets
Equity securities	71.1%	63.1%
Fixed income securities	28.9%	36.9%

Total	100.0%	100.0%

        The Company's pension plans have a long-run targeted allocation of 65% equities and 35% fixed-income. The targets for 2004 are expected to remain the same. It is the Company's policy to broadly diversify the investments within these asset classes. The Company executes this philosophy through the use of both active and passive equity strategies. The Company may employ the use of futures contracts to replicate securities, which are otherwise allowable within the Company's investment policy. However, the Company's investment policy prohibits the use of leverage. The fixed-income portfolio is primarily actively managed. Both equity and fixed-income returns are measured against generally recognized indexes.

        Net periodic pension expense for the Company's defined benefit pension plans included the following components:

	Year Ended December 31,
	2003	2002	2001
	(In thousands)
Service cost—benefits earned during the year	$19,553	$15,278	$10,987
Interest cost on projected benefits obligations	19,639	15,809	10,353
Expected return on plan assets	(19,608)	(17,114)	(10,736)
Amortization of prior service cost	96	96	47
Recognized net actuarial loss	8,822	2,926	1,677
Curtailment charge	1,241	—	—

Net periodic pension expense	$29,743	$16,995	$12,328

Weighted Average Assumptions used to determine net periodic benefit cost
Discount rate	6.50%	7.25%	7.75%
Expected return on plan assets	9.00%	9.50%	9.50%
Rate of compensation increases	4.50%	4.50%	4.50%

        The Company sponsors the WellPoint 401(k) Retirement Savings Plan (the "401(k) Plan"). Generally, employees (excluding temporary employees working less than 1,000 hours and leased employees) over 18 years of age are eligible to participate in the 401(k) Plan if they meet certain length-of-service requirements. Under this plan, employees may contribute a percentage of their pre-tax earnings to the 401(k) Plan. From November 1, 1998 to December 31, 2003, after one year of service, employee contributions up to 6% of eligible compensation were matched by an employer contribution in cash equal to 75% of the employee's contribution. The matching percentage was higher for certain longer-service employees. Effective January 1, 2004, the Company's matching contribution in cash is equal to 100% of the employee's contribution up to 6% of eligible compensation. Matching contributions are immediately vested. Prior to November 17, 2002, generally one third of the employer contribution was in the form of the Company's Common Stock. For payroll periods ending on or after November 17, 2002, a participant's matching contributions are made in cash and credited to that participant's matching contributions account. On and after March 1, 2002, employees may transfer any amount invested in the Company's Common Stock in their 401(k) accounts at any time, consistent with the 401(k) Plan's standard investment procedures. Prior to March 1, 2002, employees were prohibited from transferring the Company's matching contribution received in the form of Common Stock until the calendar year following receipt. The Company's expenses related to the 401(k) Plan totaled $27.6 million, $23.5 million and $20.2 million for the years ended December 31, 2003, 2002 and 2001, respectively.

        For the year ended December 31, 2003, the Company incurred expenses of approximately $38.8 million and $36.7 million related to a new profit sharing program and a stock award program, respectively. For the years ended December 31, 2002 and 2001, the Company incurred approximately $31.7 million and $26.3 million, respectively, for the stock award program. The stock award program involves an annual grant to all eligible employees of shares of WellPoint Common Stock in recognition of corporate performance. The profit sharing program involves an annual cash-based grant to all eligible employees based upon corporate performance in excess of certain pre-determined thresholds. Both awards are deposited in the eligible employees' respective accounts in the 401(k) Plan.

        In conjunction with the acquisition of Cerulean on March 15, 2001, the Company's Board of Directors approved the merger of Cerulean's Blue Cross and Blue Shield of Georgia, Inc. Savings Program into the Company's 401(k) Plan. In conjunction with the merger of RightCHOICE on January 31, 2002, the Company merged the RightCHOICE and HealthLink 401(k) Plans into the Company's 401(k) Plan. In conjunction with the merger of Cobalt on September 24, 2003, the Company took over administering Cobalt's defined contribution plans, which merged into the Company's 401(k) Plan in January 2004.

Postretirement Benefits

        The Company currently provides certain health care and life insurance benefits to eligible retirees and their dependents. Employees outside of California (except as provided in the following sentences) and certain employees in California acquired as a result of the acquisitions and all employees hired, rehired or reinstated after January 1, 1997 are not covered under the Company's postretirement benefit plan. All eligible employees in Georgia acquired as a result of the Cerulean acquisition are currently covered under the Cerulean Defined Dollar Benefit Plan ("DDB Plan"). Blue Cross Blue Shield of Georgia employees hired, rehired or reinstated after March 15, 2001 are not eligible to be covered under the Cerulean DDB Plan or any WellPoint retiree plan. RightCHOICE provided certain health care and life insurance benefits for retired and terminated employees (excluding HealthLink employees). All eligible employees of RightCHOICE acquired as a result of the merger are currently covered under the RightCHOICE postretirement plans. RightCHOICE employees hired, rehired or reinstated after January 31, 2002 are not eligible to be covered under any RightCHOICE postretirement plan or any WellPoint retiree plan. Cobalt also had postretirement benefit plans to provide medical, dental and vision benefits and life insurance for certain groups of retired employees. Such plans were amended in 1997 to limit the Company's financial contribution in futures periods. No benefits are provided for individuals hired after the effective dates of those amendments. All eligible employees of Cobalt acquired as a result of the acquisition are currently covered under the Cobalt postretirement plans. All other Company employees are eligible for retiree benefits upon attaining 10 years of service and a minimum age of 55. The plan, in effect for those retiring prior to September 1, 1994, provides for Company-paid life insurance for all retirees based on age and a percent of salary. In addition, the majority of retirees age 62 or greater currently receive fully paid health benefit coverage for themselves and their dependents. For employees retiring on or after September 1, 1994, the Company currently subsidizes health benefit coverage based on the retiree's years of service at retirement and date of hire. Life insurance benefits for retirees hired on or after May 1, 1992 are set at $10,000 upon retirement and are reduced to $5,000 at age 70.

        The Company's accumulated postretirement benefit obligation ("APBO") and the accrued postretirement benefits as of December 31, 2003 and 2002 were as follows:

	December 31,
	2003	2002
	(In thousands)
Change in Accumulated Postretirement Benefits Obligation
Accumulated postretirement benefits obligation at the beginning of the year	$144,581	$93,268
Service cost	2,955	3,241
Interest cost	9,775	8,061
Actuarial loss	10,301	23,866
Acquisitions	23,499	21,179
Benefits paid	(6,717)	(5,034)

Accumulated postretirement benefits obligation at the end of the year	$184,394	$144,581

Change in Plan Assets
Fair value at beginning of year	$—	$—
Actual return on fair value	2	—
Employer contributions	6,644	5,034
Acquisitions	772	—
Benefits paid	(6,717)	(5034)

Fair value at end of year	$701	$—

Funded status	$(183,693)	$(144,581)
Unrecognized actuarial loss	30,955	21,539

Accrued postretirement benefits	$(152,738)	$(123,042)

        The Company currently pays for postretirement benefit obligations as they are incurred. As such, there are no plan assets, except those resulting from the acquisition of Cobalt.

        The above actuarially determined APBO was calculated using following weighted average assumptions:

	December 31,
	2003	2002
Discount rate	6.10%	6.50%
Rate of compensation increase	4.00%	4.50%

        For the year ended December 31, 2002, the medical trend rate assumed a decline from 9.0% for the year 2003 to 4.75% by the year 2008. This medical trend rate was re-evaluated for the year ended December 31, 2003 and modified to 10.0% for the year 2004 with a gradual decline to 4.75% by the year 2008. These estimated trend rates are subject to change in the future. The medical trend rate assumption has a significant effect on the amounts reported. For example, an increase in the assumed health care trend rate of one percent in each year would increase the APBO as of December 31, 2003 by $16.5 million and would increase service and interest costs by $1.3 million. Conversely, a decrease in the assumed health care trend rate of one percent in each year would decrease the APBO as of December 31, 2003 by $13.8 million and would decrease service and interest costs by $1.1 million.

        Net periodic postretirement benefit cost included the following components:

	Year Ended December 31,
	2003	2002	2001
	(In thousands)
Service cost	$2,955	$3,241	$2,312
Interest cost	9,775	8,061	5,950
Expected return on plan assets	(12)	—	—
Net amortization and deferral	809	7	(213)

Net periodic postretirement benefit cost	$13,527	$11,309	$8,049

11.    LONG-TERM DEBT

        The carrying amount of the Company's long-term indebtedness consisted of the following:

	December 31, 2003	December 31, 2002
	(In thousands)
6 3/8% Notes due 2006	$459,366	$462,838
6 3/8% Notes due 2012	349,068	348,982
Commercial paper program	429,833	199,758

Total long-term debt	$1,238,267	$1,011,578

6 3/8% Notes due 2012

        On January 16, 2002, the Company issued $350.0 million aggregate principal amount at maturity of 6 3/8% Notes due January 15, 2012 (the "2012 Notes"). The net proceeds of this offering totaled approximately $348.9 million. The net proceeds from the sale of the 2012 Notes were used to partially finance the RightCHOICE merger discussed in Note 3. The 2012 Notes bear interest at a rate of 6 3/8% per annum, payable semi-annually in arrears on January 15 and July 15 of each year commencing July 15, 2002. Interest is computed on the basis of a 360-day year of twelve 30-day months. At December 31, 2003 and December 31, 2002, the Company had $349.1 million and $349.0 million, respectively, (based upon the principal amount of $350.0 million less unamortized discount) of 2012 Notes outstanding. The related interest expense and amortization of discount and issue costs for the years ended December 31, 2003 and 2002 totaled $22.9 million and $22.2 million, respectively.

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

6 3/8% Notes due 2006

        On June 15, 2001, the Company issued $450.0 million aggregate principal amount at maturity of 6 3/8% Notes due June 15, 2006 (the "2006 Notes"). The net proceeds of this offering totaled approximately $449.0 million. The net proceeds from the sale of the 2006 Notes were used for repayment of indebtedness under the Company's revolving credit facilities. The 2006 Notes bear interest at a rate of 6 3/8% per annum, payable semi-annually in arrears on June 15 and December 15 of each year commencing December 15, 2001. Interest is computed on the basis of a 360-day year of twelve 30-day months. At December 31, 2003 and 2002, the Company had $449.5 million and $449.3 million, respectively, (based upon the principal amount of $450.0 million less unamortized discount) of 2006 Notes outstanding. The related interest expense and amortization of discount and issue costs for the years ended December 31, 2003, 2002 and 2001 was $29.7 million, $30.1 million and $16.4 million, respectively.

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

        With the intention of reducing the interest expense associated with the 2006 Notes, the Company, on January 15, 2002, entered into a $200.0 million notional amount interest rate swap agreement. The swap agreement is a contract to exchange a fixed 6 3/8% rate for a LIBOR-based floating rate. The swap agreement expires June 15, 2006. As of December 31, 2003 and December 31, 2002, the Company recognized a liability adjustment, for the change in the fair value of the interest rate swap agreement, of $9.9 million and $13.6 million, respectively, related to the 2006 Notes. The Company recognized settlement income of $7.8 million and $6.5 million for the years ended December 31, 2003 and 2002, respectively, from this interest rate swap, which offset the Company's interest expense for the respective years (see Note 12).

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

Revolving Credit Facility

        Effective as of March 30, 2001, the Company entered into two unsecured revolving credit facilities allowing aggregate indebtedness of $1.0 billion in principal amount. Upon execution of these facilities

(collectively, the "revolving credit facility"), the Company terminated its prior $1.0 billion unsecured revolving facility. Borrowings under these facilities bear interest at rates determined by reference to the bank's base rate or London InterBank Offered Rate ("LIBOR") plus a margin determined by reference to the then-current rating of the Company's unsecured long-term debt by specified rating agencies. A facility fee based on the facility amount, regardless of utilization, is payable quarterly. The facility fee rate is also determined by the senior unsecured long-term debt ratings by specified rating agencies. One facility, which provides for borrowings not to exceed $750.0 million at any time outstanding, expires on March 30, 2006, although it may be extended for up to two additional one-year periods under certain circumstances. The other facility, which provides for borrowings not to exceed $250.0 million at any time outstanding, expires on March 26, 2004. Any amount outstanding under this facility as of March 26, 2004 may be converted into a one-year term loan at the option of the Company and will bear interest at rates determined by reference to the bank's base rate or LIBOR plus a margin determined by reference to the then-current rating of the Company's unsecured long-term debt by specified rating agencies, plus 0.125% until paid in full. The Company is currently in negotiations to extend the term of the $250.0 million facility to March 25, 2005.

        Loans under the $250.0 million facility are made on a committed basis. Loans under the $750.0 million facility are made on a committed basis or pursuant to an auction bid process. The $750.0 million facility also contains sublimits for letters of credit and "swingline" loans. Each credit agreement requires the Company to maintain certain financial ratios and contains restrictive covenants, including restrictions on the incurrence of additional indebtedness and the granting of certain liens, limitations on acquisitions and investments and limitations on changes in control. During the year ended December 31, 2002, the Company repaid the entire outstanding principal balance under the revolving credit facility. This repayment was funded in part by the Company's incurrence of indebtedness described below under the heading "Commercial Paper Program." As of December 31, 2003 and 2002, the Company had no amounts outstanding under the revolving credit facility.

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

        On October 6, 1999, the Board of Directors authorized the repurchase of some or all of the Company's Debentures for cash. The Company did not repurchase any Debentures during the year ended December 31, 2001. During the nine months ended September 30, 2002, Debentureholders converted $18.0 million in aggregate principal amount at maturity of the Company's Debentures with a carrying value (including accreted interest) of $12.6 million. In lieu of delivering shares of Common Stock upon conversion of these Debentures, the Company elected to pay cash of $18.9 million, which resulted in an extraordinary after-tax loss of $3.8 million, which was shown on the Company's 2002 Form 10-K Consolidated Income Statements. On October 2, 2002, the Company announced that it had elected to redeem the Debentures as of October 28, 2002. Substantially all of the Debentures outstanding at that time, which approximated $200.0 million principal amount at maturity, were tendered for conversion into 2.7 million shares of the Company's Common Stock prior to the redemption date of October 28, 2002. The market value of the Common Stock valued upon conversion totaled approximately $229.5 million (based upon the fair market value of the Common Stock at the time of conversion). Approximately $50,000 principal amount at maturity of the Debentures were settled in cash. This conversion did not have an extraordinary income statement impact.

        As discussed in Note 2, with the issuance SFAS No. 145, the Company has determined that the extinguishment of debt under its Zero Coupon Convertible Subordinated Debentures, which were redeemed as of October 28, 2002, does not meet the requirements of unusual or infrequent and therefore would not be included as an extraordinary item with the rescission of FASB Statement No. 4. For the year ended December 31, 2002, WellPoint reclassified the extraordinary loss of $6.3 million, which included a tax benefit of $2.5 million, to interest expense.

        Accreted interest related to the Debentures was $2.5 million and $3.0 million for the years ended December 31, 2002 and 2001, respectively.

Commercial Paper Program

        In April 2002, the Company commenced a commercial paper program providing for the issuance of up to $1.0 billion in aggregate maturity value of short-term indebtedness (known generally as "commercial paper"). The commercial paper is being issued by the Company without registration under the Securities Act of 1933, as amended (the "1933 Act") in reliance upon the exemption from registration contained in Section 4(2) of the 1933 Act. The commercial paper is issued in denominations of $100,000 or integral multiples of $1,000 in excess thereof and will bear such interest rates, if interest-bearing, or will be sold at such discount from their face amounts, as agreed upon by the Company and the dealer or dealers acting in connection with the commercial paper program. The commercial paper may be issued with varying maturities up to a maximum of 270 days from the date of issuance. As of December 31, 2003 and 2002, outstanding commercial paper totaled approximately $429.8 million and $199.8 million, respectively. The average maturity for the commercial paper was 43 days as of December 31, 2003 and 54 days as of December 31, 2002. The weighted average yield on the outstanding commercial paper as of December 31, 2003 and 2002 was 1.25% and 1.62%, respectively. The Company intends to maintain commercial paper borrowings of at least the amount outstanding at December 31, 2003 for more than one year. Accordingly, for financial reporting purposes, the commercial paper has been classified under non-current liabilities in the accompanying Consolidated Balance Sheets. Under the Company's merger agreement with Anthem, Inc., however, the Company has agreed to repurchase, prior to the closing of the merger with Anthem, any outstanding commercial paper issued by the Company or any of its subsidiaries. The related interest expense for the years ended December 31, 2003 and 2002 was $6.1 million and $2.4 million, respectively.

Maturities

        As of December 31, 2003, the Company's long-term debt maturities were as follows: 2004—zero; 2005—$429.8 million; 2006—$450.0 million; 2007—zero; 2012—$350.0 million.

WellPoint Health Networks Inc.

Notes to Consolidated Financial Statements

Debt Covenants

        The Company's revolving credit facility requires the maintenance of certain financial ratios and contains other restrictive covenants, including restrictions on the incurrence of additional indebtedness by subsidiaries and the granting of certain liens, limitations on acquisitions and investments and limitations on changes in control. As of December 31, 2003 and 2002, the Company was in compliance with the requirements in these agreements.

Interest Rate Swaps

        As described above and in Note 12, as of December 31, 2003 and 2002, the Company was party to a $200.0 million notional amount interest rate swap agreement on its 2006 Notes. As of December 31, 2001, the Company was a party to two separate interest rate swap agreements totaling $200.0 million notional amount on its floating rate debt under its revolving credit facility. In September 2002, the Company terminated and settled the interest rate swap agreements on the revolving credit facility.

Interest Paid

        Interest paid on long-term debt for the years ended December 31, 2003, 2002 and 2001 was $50.6 million, $51.4 million and $43.0 million, respectively.

12.    HEDGING ACTIVITIES

        In June 1998, the Financial Accounting Standards Board (the "FASB") issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS No. 133"). SFAS No. 133, as amended by Statement of Financial Accounting Standards No. 137, "Accounting for Derivative Instruments and Hedging Activities—Deferral of the Effective Date of FASB Statement No. 133—an amendment of FASB Statement No. 133" and Statement of Financial Accounting Standards No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities—an amendment of FASB Statement No. 133" establishes the accounting and reporting standards for derivative instruments and for hedging activities. Upon adoption of SFAS No. 133, all derivatives must be recognized on the balance sheet at their then fair value. Any deferred gains and losses remaining on the balance sheet under previous hedge-accounting rules must be removed from the balance sheet and all hedging relationships must be designated anew and documented pursuant to the new accounting. The Company adopted SFAS No. 133 on January 1, 2001.

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

        The Company uses interest rate swap agreements to manage interest rate exposures. The principal objective of such contracts is to minimize the risks and/or costs associated with financial and investing activities. The Company does not use derivative financial instruments for speculative purposes. The counterparties to these contractual arrangements are major financial institutions with which the Company also has other financial relationships. These counterparties expose the Company to credit loss in the event of non-performance. However, the Company does not anticipate non-performance by the other parties. As of December 31, 2003, the Company reported a derivative asset of $9.9 million related to a fair value hedge. The cash flow hedges on the floating rate debt under the revolving credit facility were terminated and settled in September 2002 and are discussed in further detail below.

Fair Value Hedges

        With the intention of reducing the interest expense associated with the 2006 Notes, the Company, on January 15, 2002, entered into a $200.0 million notional amount interest rate swap agreement. The swap agreement is a contract to exchange a fixed 6 3/8% rate for a LIBOR-based floating rate. The swap agreement expires June 15, 2006. For the year ended December 31, 2003 and 2002, the Company recognized $7.8 million and $6.5 million, respectively, of income from this swap agreement, which was recorded as a reduction to interest expense. As of December 31, 2003 and 2002, the Company recognized a derivative asset of $9.9 million and $13.6 million, respectively, related to this swap agreement.

        The Company previously invested in certain fixed-maturity securities denominated in foreign currencies. In order to mitigate the foreign currency risk associated with such securities, the Company entered into foreign currency derivative instruments. Gains and losses related to such instruments were recognized in the Company's income statement. The Company recognized a gain of $0.5 million from such hedging activities for the year ended December 31, 2001. As of December 31, 2001, the Company had liquidated its non-dollar foreign bond holdings and, as a result, entered into a derivative to offset the remaining currency derivative. During 2002, the Company recognized a gain of approximately $20,000, all within the quarter ended March 31, 2002, related to the remaining derivatives.

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

Cash Flow Hedges

        The Company has entered into interest rate swap agreements to reduce the impact of changes in interest rates on its floating rate debt under its revolving credit facility. The swap agreements were contracts to exchange variable-rate for fixed-rate interest payments without the exchange of the underlying notional amounts. During the years ended December 31, 2002 and 2001, the Company recognized net gains of approximately $0.1 million and $0.1 million, respectively, as reported in the Company's Consolidated Income Statements. The net gains recognized represented the total ineffectiveness of all cash flow hedges during such period.

        In September 2002, the Company terminated and settled its $150.0 million and $50.0 million notional amount interest rate swap agreements with original expiration dates of October 17, 2003 and October 17, 2006, respectively. At termination, the Company paid $17.6 million, of which $1.8 million was accrued interest and the remaining $15.8 million represented the fair value of the swap agreements at the time of termination. The fair value of the swap agreements was reflected in accumulated other comprehensive income and will be amortized as a reduction to investment income on a straight-line basis over the shorter of the original expiration dates of the interest rate swap agreements or the expected cash flows of the commercial paper program. The fair value of the $150.0 million and $50.0 million notional amount swap agreements, at termination, were $8.0 million and $7.8 million, respectively. Amortization of other comprehensive income related to the terminated swaps on a pre-tax basis for the years ended December 31, 2003 and 2002 totaled $8.1 million, or $4.8 million after-tax, and $2.3 million, or $1.4 million after-tax, respectively. For the year ended December 31, 2003, the fair value of the $150.0 million notional amount swap agreement in other comprehensive income was fully amortized. The unamortized pre-tax amount in other comprehensive income related to the $50.0 million notional amount swap agreement as of December 31, 2003 totaled $5.4 million. The unamortized pre-tax amounts in other comprehensive income related to the $150.0 million and $50.0 million notional amount swap agreements as of December 31, 2002 totaled $6.2 million and $7.3 million, respectively.

        In December 2002, the Company decided to hedge a portion of its unrealized gain on an available-for-sale equity investment by entering into a zero-cost equity collar. The Company's intent was to limit any cash flow impact caused by any downside price movement in the stock with its anticipated sale. As a result, the Company designated the equity collar as a cash flow hedge. The collar was created by combining a purchased put option with a written call option. During June 2003, the Company terminated the equity collar and at the settlement date the Company recorded a loss of $0.9 million on investments as the cost to terminate the equity collar.

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

        Interest Rate Swap.    The fair value of the interest rate swap is based on the quoted market prices by the financial institution that is the counterparty to the swap.

        Commercial Paper.    The carrying amount for the commercial paper approximates fair value as the underlying instruments have variable interest rates at market value.

        Put / Call Options.    The carrying amount approximates fair value, based on quoted market prices.

        The carrying amounts and estimated fair values of the Company's financial instruments as of December 31, 2003 and 2002 are summarized below:

	2003
	Carrying Amount	Estimated Fair Value
	(In thousands)
Assets:
Cash and cash equivalents	$1,426,857	$1,426,857
Investment securities	7,244,445	7,244,445
Long-term investments	161,784	161,784
Interest rate swap on 6 3/8% Notes due 2006	9,912	9,912
Liabilities:
6 3/8% Notes due 2006	459,366	489,483
6 3/8% Notes due 2012	349,068	385,385
Commercial Paper	429,833	429,833
	2002
	Carrying Amount	Estimated Fair Value
	(In thousands)
Assets:
Cash and cash equivalents	$1,355,616	$1,355,616
Investment securities	5,282,887	5,282,887
Long-term investments	134,274	134,274
Interest rate swap on 6 3/8% Notes due 2006	13,582	13,582
Put / Call Options	123	123
Liabilities:
6 3/8% Notes due 2006	462,838	482,175
6 3/8% Notes due 2012	348,982	378,875
Commercial Paper	199,758	199,758

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

        In 1996, a subsidiary of Cobalt completed a sale/leaseback transaction in which an office building in Milwaukee, Wisconsin was sold and immediately leased back. A portion of the gain on the sale is being amortized over the 10-year lease-back period. As of December 31, 2003, the Company has a deferred gain of $1.3 million, which will be fully amortized by the end of 2006.

        The Company's other lease terms range from one to 19 years with various options to renew. Certain lease agreements provide for escalation of payments that are based on fluctuations in certain published cost-of-living indices. Capital leases consist principally of personal computers, network and server equipment and telecom equipment.

        Future minimum rental payments under operating leases and capital leases utilized by the Company having initial or remaining noncancellable lease terms in excess of one year at December 31, 2003 are as follows:

Year Ending December 31,	Capital Leases	Operating Leases
	(In thousands)
2004	$12,828	$98,680
2005	9,697	70,596
2006	5,125	53,670
2007	1,886	38,026
2008	350	35,609
Thereafter	—	252,174

Total minimum payments required	29,886	$548,755

Less: Interest	3,879

Net Principal Balance of Leases	$26,007

        Rental expense for the years ended December 31, 2003, 2002 and 2001 for all operating leases was $92.2 million, $76.7 million and $66.3 million, respectively. Contingent rentals included in the above rental expense for the years ended December 31, 2003, 2002 and 2001 were $2.3 million, $1.9 million and $1.5 million, respectively.

15.    COMMON STOCK

Stock Option Plans

        In 1996, the Company adopted the Employee Stock Option Plan (the "Employee Option Plan"). The exercise price of options granted under the Employee Option Plan is the fair market value of the Common Stock on the date of the grant. Each option granted has a maximum term of 10 years. Options granted under the Employee Option Plan vest in accordance with the terms of the applicable grant.

        In 1996, the Company also implemented the Stock Option/Award Plan (the "Stock Option/Award Plan") for key employees, officers and directors. The exercise price per share is fixed by a committee appointed by the Board of Directors to administer the Stock Option/Award Plan, but for any incentive stock option, the exercise price will not be less than the fair market value on the date of grant. The maximum term for an option is 10 years. Options granted will vest in accordance with the terms of each grant. The Stock Option/Award Plan also allowed the grant or award of restricted stock, performance units and phantom stock.

        On May 11, 1999, the stockholders of the Company approved the 1999 Stock Incentive Plan (the "1999 Plan") for key employees, officers and directors. This new plan serves as the successor to the Company's Stock Option/Award Plan and Employee Option Plan (collectively, the "Predecessor Plans"). All options granted under the Predecessor Plans and outstanding on the 1999 Plan's effective date were incorporated into the 1999 Plan and treated as outstanding awards under the 1999 Plan. The exercise price is determined by the plan administrator; however, it will generally not be less than the fair market value on the date of grant. The maximum term for an option is 10 years. Options granted will vest in accordance with the terms of each grant. The 1999 Plan also allows the grant or award of restricted stock, performance units and phantom stock. As of December 31, 2003, the maximum number of shares issuable under the 1999 Plan, subject to subsequent adjustments for certain changes in the Company's capital structure, was 13.9 million plus an additional 11.5 million shares incorporated into the 1999 Plan from the Predecessor Plans. The maximum number of shares available for issuance under the 1999 Plan is automatically increased (up to a maximum of 30.0 million shares) by the number of shares of WellPoint Common Stock repurchased by the Company after May 11, 1999 (the "Repurchased Shares") on the open market or in private transactions, so long as the aggregate price paid for the Repurchased Shares does not exceed the cumulative amount received in cash by the Company after May 11, 1999 for the exercise of options or issuance of awards granted under the 1999 Plan.

        Effective as of February 17, 2000, the Company adopted the 2000 Employee Stock Option Plan (the "2000 Plan") for employees and non-executive officers of the Company. The exercise price and maximum term of any stock option granted under the 2000 Plan are determined by the plan administrator. Options granted will vest in accordance with the terms of each grant. As of December 31, 2003, the maximum number of shares issuable under the 2000 Plan, subject to subsequent adjustments for certain changes in the Company's capital structure, was approximately 9.0 million shares.

        Under the 1999 Plan and the 2000 Plan, only the net number of shares actually issued is deducted from the number of shares remaining available for issuance under each plan. Accordingly, if option shares are exercised pursuant to a stock-for-stock exercise (including "reloads," which allow an optionee to pay the purchase price of options to be exercised in shares of WellPoint Common Stock already owned by such optionee and to simultaneously receive an award for a number of option shares equal to the number of shares of Common Stock tendered or withheld for payment of the exercised options), only the difference of the number of option shares exercised less the number of shares of Common Stock tendered or withheld in payment of such exercise (or for payment of tax withholding obligations) is deducted from the number of shares remaining available for issuance under each plan.

        On January 31, 2002, as a result of the acquisistion of RightCHOICE, the Company assumed all of the obligations of RightCHOICE with regard to the outstanding options granted under the RightCHOICE 1994 Equity Incentive Plan, the 2001 Stock Incentive Plan and the Nonemployee Directors Stock Option Plan (collectively, the "RightCHOICE Plans") pursuant to an executed Stock Assumption Agreement. Under the Stock Assumption Agreement, 1.9 million options held by employees or directors to purchase RightCHOICE common stock under the RightCHOICE Plans were exchanged for 1.2 million options to purchase WellPoint Common Stock. The Stock Assumption

Agreement did not change the value of the options granted. In accordance with their original grant terms, all RightCHOICE options became fully vested and exercisable upon the close of the merger. All other provisions that govern either the exercise or the termination of the assumed RightCHOICE options remain the same as set forth in the respective grant agreements under the applicable RightCHOICE Plan. The exercise price of each option issued under the RightCHOICE Plans equaled the market price of RightCHOICE's common stock on the date of grant and an option's maximum term is 10 years.

        On September 24, 2003, as a result of the acquisition of Cobalt, the Company assumed all of the obligations of Cobalt with regard to the outstanding options granted under the Cobalt Equity Incentive Plan ("Cobalt Plan") pursuant to an executed Stock Assumption Agreement. Under the Stock Assumption Agreement, approximately 4.0 million options held by employees or directors to purchase Cobalt common stock under the Cobalt Plan were exchanged for approximately 1.0 million options to purchase WellPoint Common Stock. The Stock Assumption Agreement did not change the value of the options granted. In accordance with their original grant terms, all Cobalt options became fully vested and exercisable upon the close of the merger. All other provisions that govern either the exercise or the termination of the assumed Cobalt options remain the same as set forth in the respective grant agreements under the Cobalt Plan. The exercise price of each option issued under the Cobalt Plan was not less than the market price of Cobalt's common stock on the date of grant and an option's maximum term is 10 years for incentive stock options and 12 years for non-qualified stock options.

        The following summarizes activity in the Company's stock option plans for the years ended December 31, 2003, 2002 and 2001:

	Shares	Weighted Average Exercise Price Per Share
Outstanding at January 1, 2001	10,652,198	$32.73
Granted	7,293,674	47.25
Canceled	(835,604)	42.41
Exercised	(2,402,460)	31.97

Outstanding at December 31, 2001	14,707,808	39.45

Transferred in	1,159,920	15.89
Granted	6,009,419	65.03
Canceled	(573,247)	50.93
Exercised	(4,562,322)	34.06

Outstanding at December 31, 2002	16,741,578	48.14

Transferred in	977,921	42.14
Granted	6,613,416	71.69
Canceled	(570,188)	60.66
Exercised	(5,069,618)	44.25

Outstanding at December 31, 2003	18,693,109	56.82

Exercisable at:
December 31, 2001	5,993,936	$34.02
December 31, 2002	8,086,961	$42.10
December 31, 2003	10,471,096	$51.81

        The options outstanding at December 31, 2003 had exercise prices ranging from $7.82 to $93.49 per share.

	Options Outstanding			Options Exercisable
Actual Range of Exercise Prices	Number Outstanding at 12/31/03	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Outstanding at 12/31/03	Weighted Average Exercise Price
$7.82—35.34	3,267,849	5.1	$29.98	3,267,849	$29.98
$35.91—48.24	3,855,270	6.8	$45.68	2,260,830	$45.15
$48.40—60.81	790,697	6.3	$54.46	642,730	$55.32
$61.61—68.01	4,152,593	7.9	$63.83	2,034,552	$64.09
$68.33	4,633,420	9.1	$68.33	703,815	$68.33
$69.38—93.49	1,993,280	6.7	$81.91	1,561,320	$82.25

$7.82—93.49	18,693,109	7.3	$56.82	10,471,096	$51.81

Stock Purchase Plan

        On May 18, 1996, the Company's stockholders approved the Company's Employee Stock Purchase Plan (the "ESPP"). The stockholders approved an amendment and restatement of the ESPP on May 9, 2000. The ESPP allows eligible employees to purchase WellPoint Common Stock at the lower of 85% of the market price of the stock at the beginning or end of each offering period. Offering periods are six months each and commence on January 1 and July 1 of each year. The aggregate amount of Common Stock that may be issued pursuant to the ESPP may not exceed 2,800,000 shares, subject to adjustment pursuant to the terms of the ESPP. During the years ended December 31, 2003, 2002 and 2001, approximately 280,356, 266,040, and 218,000 shares of Common Stock, respectively, were purchased under the ESPP. For the year ended December 31, 2003, the purchase prices were $61.50 and $71.47 per share. For the year ended December 31, 2002, the purchase prices were $49.66 and $60.49 per share. For the year ended December 31, 2001, the purchase prices were $40.05 and $39.74 per share.

SFAS No. 123 Disclosure

        In accordance with the provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation," the Company applies APB Opinion No. 25, "Accounting for Stock Issued to Employees" and related interpretations in accounting for its stock-based compensation plans. Accordingly, compensation cost for stock options under existing plans is measured as the excess, if any, of the quoted market price of the Company's Common Stock at the date of the grant over the amount an employee must pay to acquire the Common Stock. No stock-based employee compensation cost is reflected in net income related to stock options granted because options under those plans had an exercise price equal to the market value of the underlying Common Stock on the date of grant. In addition, no compensation expense is recorded for purchases under the Employee Stock Purchase Plan in accordance with APB No. 25. Employee stock-based compensation included in reported net income includes restricted stock awards being amortized over the award's vesting period. (See Note 2 for the pro forma effect on net income and earnings per share had the Company elected to recognize and measure compensation expense for its stock option grants to its employees based on the fair value method.)

        The weighted average fair value of options granted in 2003, 2002 and 2001 was $20.21, $18.85 and $14.46 per share, respectively, using the Black-Scholes option-pricing model and the following assumptions.

2003	Officers	Non-officer Employees
Assumptions
Expected dividend yield	—	—
Risk-free interest rate	2.57%—3.82%	1.77%—3.10%
Expected stock price volatility	27.00%—35.00%	27.00%—35.00%
Expected life of options	four years	three years
2002	Officers	Non-officer Employees
Assumptions
Expected dividend yield	—	—
Risk-free interest rate	3.82%	3.10%
Expected stock price volatility	35.00%	35.00%
Expected life of options	four years	three years
2001	Officers	Non-officer Employees
Assumptions
Expected dividend yield	—	—
Risk-free interest rate	4.66%	4.53%
Expected stock price volatility	35.00%	35.00%
Expected life of options	four years	three years

Treasury Stock

        As of December 31, 2003, the Company was authorized to repurchase approximately 35.5 million shares of its Common Stock. As of December 31, 2003, 29.3 million shares of Common Stock had been repurchased pursuant to this authorization.

16.    EARNINGS PER SHARE

        The following is an illustration of the dilutive effect of the Company's potential Common Stock on earnings per share. Outstanding stock options for which the exercise price was greater than the average market per share price of Common Stock were as follows: 964,500, 756,500 and 829,900 for the years ended December 31, 2003, 2002 and 2001, respectively. Since the effect of these options was antidilutive, they have been excluded from the computation of the diluted earnings per share below.

	Year Ended December 31,
	2003	2002	2001
	(In thousands, except earnings per share)
Basic Earnings Per Share Calculation:
Numerator
Income before extraordinary item	$935,229	$694,129	$414,746
Extraordinary gain from negative goodwill on acquisition	—	8,950	—

Net Income	$935,229	$703,079	$414,746

Denominator
Weighted average shares outstanding	147,500	144,219	126,851

Earnings Per Share
Income before extraordinary item	$6.34	$4.81	$3.27
Extraordinary gain from negative goodwill on acquisition	—	0.06	—

Net Income	$6.34	$4.87	$3.27

Earnings Per Share Assuming Full Dilution Calculation:
Numerator
Income before extraordinary item	$935,229	$694,129	$414,746
Interest expense on zero coupon convertible subordinated debentures, net of tax	—	1,547	1,880

Adjusted income before extraordinary item	$935,229	695,676	416,626
Extraordinary gain from negative goodwill on acquisition	—	8,950	—

Adjusted Net Income	$935,229	$704,626	$416,626

Denominator
Weighted average shares outstanding	147,500	144,219	126,851
Net effect of dilutive stock options	4,273	4,304	2,608
Assumed conversion of zero coupon convertible subordinated debentures	—	2,327	2,963

Diluted weighted average shares outstanding	151,773	150,850	132,422

Earnings Per Share Assuming Full Dilution
Income before extraordinary item	$6.16	$4.61	$3.15
Extraordinary gain from negative goodwill on acquisition	—	0.06	—

Net Income	$6.16	$4.67	$3.15

17.    COMPREHENSIVE INCOME

        The following summarizes comprehensive income (loss) reclassification adjustments included in the Consolidated Statements of Changes in Stockholders' Equity:

	Year Ended December 31,
	2003	2002	2001
	(In thousands)
Investment Securities:
Net holding gain (loss) on investment securities arising during the period, net of tax (expense) benefit of $(65,272), $23,336 and $(18,272), respectively	$92,679	$(24,845)	$29,405
Reclassification adjustment for realized gain (loss) on investment securities, net of tax (expense) benefit of $(1,537), $(22,153) and $2,420, respectively	2,306	33,231	(3,482)

	94,985	8,386	25,923
Fair Value Hedges:
Reclassification adjustment related to foreign exchange losses on investment securities, net of tax benefit of $163	—	—	(262)
Cash Flow Hedges:
Holding gain (loss) related to swap transactions, net of tax (expense) benefit of $(263) and $5,787, respectively	—	380	(8,354)
Other:
Net change in pension liability, net of tax (expense) benefit of $(7,354), $22,970 and $15,640, respectively	10,670	(33,518)	(22,506)

Net gain (loss) recognized in other comprehensive income, net of tax (expense) benefit of $(74,163), $23,890 and $5,738, respectively	$105,655	$(24,752)	$(5,199)

18.    BUSINESS SEGMENT INFORMATION

        As a result of the January 31, 2002 acquisition of RightCHOICE, the organizational structure of the Company changed effective February 1, 2002. As a result of this change, the Company established the following two reportable segments: Health Care and Specialty. The Health Care segment, prior to the acquisition of Cobalt, was an aggregation of four operating segments: California, Central, Georgia and Senior/State-Sponsored Programs. With the acquisition of Cobalt on September 24, 2003, the Health Care segment increased to five operating segments with the addition of the Wisconsin region. These Health Care operating segments all have similar characteristics and meet the following five aggregation criteria as defined under paragraph 17 of Statement of Financial Accounting Standards No. 131, "Disclosures About Segments of an Enterprise and Related Information" ("SFAS No. 131"):

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

        The Company's focus on regional concentration allows management to understand and meet customer needs while effectively managing the cost structure. The Company's chief operating decision maker (Chief Executive Officer) reviews the results of operations on a regular basis and holds each Division President accountable for his or her segment's operating results. These operating segments comprising the Health Care segment provide a broad spectrum of network-based health plans, including PPOs, HMOs, POS plans, other hybrid plans and traditional indemnity plans, to large and small employers and individuals as well as other health care-related products, such as vision, preventive care, COBRA and flexible benefits account administration. The Specialty business is maintained as a separate segment providing an array of specialty products, including pharmacy benefits management, dental, life insurance, disability insurance, behavioral health, workers' compensation insurance products and workers' compensation managed care services. Amounts under the heading "Corporate and Other" include net investment income, general and administrative expense and interest expense not allocable to the reportable segments. Also included in Corporate and Other are the operating results from the Company's captive general insurance agency, which has not met the quantitative thresholds for an operating segment under SFAS No. 131. The operating results for the Company's captive general insurance agency were previously reported in the Health Care segment for the years ended December 31, 2002 and 2001, but have been reclassified to Corporate and Other to conform to the 2003 presentation.

        The accounting policies of the segments are consistent with generally accepted accounting principles in the United States. The following tables present segment information for the Health Care and Specialty segments for the years ended December 31, 2003, 2002 and 2001, as if the Company's new organization structure had been effective on January 1, 2001. The amounts for the years ended December 31, 2002 and 2001 reflect a new method of cost allocation as reviewed by the chief operating decision maker effective January 1, 2003. As a result of this change, the net income for the Health Care segment decreased by $58.2 million while the Specialty segment increased by $58.2 million for the year ended December 31, 2002. For the year ended December 31, 2001, net income for the Health Care segment decreased by $56.3 million while the Specialty segment increased by $56.3 million. In addition, the operating results by segment for the years ended December 31, 2002 and 2001 have been reclassified to conform to a 2003 change in a segment manager's responsibility. For the year ended December 31, 2002, net income decreased by $1.3 million for the Health Care segment while net income for the Corporate and Other segment increased by $1.3 million. For the year ended December 31, 2001, net income decreased by $1.0 million for the Health Care segment while net income for the Corporate and Other segment increased by $1.0 million.

        Intersegment revenues include internal pharmaceutical sales by the Company's mail order pharmacy to the Health Care segment's members, utilization review fees (primarily related to behavioral health services) and claims and rebate processing fees recognized by the Specialty segment for pharmacy benefit management services provided to the Health Care segment. For the year ended December 31, 2003, pharmaceutical sales totaled $410.3 million and utilization review fees and claims and rebate processing fees totaled $85.5 million. For the years ended December 31, 2002 and 2001, pharmaceutical sales totaled $288.9 million and $191.8 million, respectively. Utilization review fees and claims and rebate processing fees for the years ended December 31, 2002 and 2001 were not separately identified; estimating such fees would be impractical. All intersegment transactions are eliminated in consolidation under the caption "Corporate and Other."

2003

	Health Care	Specialty	Corporate and Other	Consolidated
	(In thousands)
Premium revenue	$18,564,594	$592,117	$—	$19,156,711
Management services and other revenue	792,775	148,461	3,550	944,786

Total revenue from external customers	19,357,369	740,578	3,550	20,101,497
Intersegment revenues	—	495,789	(495,789)	—
Investment income	232,907	25,284	3	258,194
Interest expense (income)	111,640	—	(61,008)	50,632
General and administrative expense	2,261,056	151,290	65,346	2,477,692
Depreciation and amortization expense	158,855	10,629	4,591	174,075
Income tax expense	536,594	76,881	10,106	623,581
Segment net income (loss)	$816,508	$132,793	$(14,072)	$935,229

Segment assets	$9,455,408	$910,005	$4,423,265	$14,788,678

2002

	Health Care	Specialty	Corporate and Other	Consolidated
		(In thousands)
Premium revenue	$15,701,071	$505,090	$—	$16,206,161
Management services and other revenue	681,512	136,863	—	818,375

Total revenue from external customers	16,382,583	641,953	—	17,024,536
Intersegment revenues	—	288,885	(288,885)	—
Investment income	218,688	22,039	73,277	314,004
Interest expense (income)	109,001	—	(42,249)	66,752
General and administrative expense	1,957,986	155,448	53,310	2,166,744
Depreciation and amortization expense	103,933	8,251	2,830	115,014
Income tax expense	385,420	48,963	28,554	462,937
Extraordinary items	—	—	8,950	8,950
Segment net income	$585,052	$85,550	$32,477	$703,079

Segment assets	$7,979,789	$611,269	$2,879,573	$11,470,631

2001

	Health Care	Specialty	Corporate and Other	Consolidated
		(In thousands)
Premium revenue	$11,107,242	$469,928	$—	$11,577,170
Management services and other revenue	491,995	117,698	—	609,693

Total revenue from external customers	11,599,237	587,626	—	12,186,863
Intersegment revenues	—	191,831	(191,831)	—
Investment income	164,230	24,817	52,737	241,784
Interest expense	33,311	—	16,618	49,929
General and administrative expense	1,516,428	135,543	14,616	1,666,587
Depreciation and amortization expense	100,232	8,959	966	110,157
Income tax expense (benefit)	241,062	44,668	(1,894)	283,836
Segment net income	$323,205	$78,868	$12,673	$414,746

Segment assets	$5,051,050	$623,101	$1,916,105	$7,590,256

19.    RELATED PARTY TRANSACTIONS

        In December 2000, the Company formed The WellPoint Foundation (the "Foundation"), a non-profit organization exempt from federal taxation under Section 501(c)(3) of the Internal Revenue Code. The purpose of the Foundation is to improve the health and well-being of individuals in the communities served by the Company and its subsidiaries. The Foundation's Board of Directors is composed solely of persons who are also officers of the Company. For the years ended December 31, 2003, 2002 and 2001 the Company contributed or committed to contribute $35.0 million, $45.0 million and $15.0 million, respectively, to the Foundation. As of December 31, 2003 and 2002 the Company did

not have any outstanding commitments payable to the Foundation. The Company has no current legal obligations for any future commitments to the Foundation.

20.    CONTINGENCIES

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

        In May 2000, the California Medical Association filed a lawsuit in U.S. district court in San Francisco against BCC. The lawsuit alleges that BCC violated the Racketeer Influenced and Corrupt Organizations Act ("RICO") through various misrepresentations to and inappropriate actions against health care providers. In late 1999, a number of class-action lawsuits were brought against several of the Company's competitors alleging, among other things, various misrepresentations regarding their health plans and breaches of fiduciary obligations to health plan members. In August 2000, the Company was added as a party to Shane v. Humana, et al., a class-action lawsuit brought on behalf of health care providers nationwide. In addition to the RICO claims brought in the California Medical Association lawsuit, this lawsuit also alleges violations of ERISA, federal and state "prompt pay" regulations and certain common law claims. In October 2000, the federal Judicial Panel on Multidistrict Litigation issued an order consolidating the California Medical Association lawsuit, the Shane lawsuit and various other pending managed care class-action lawsuits against other companies before District Court Judge Federico Moreno in the Southern District of Florida for purposes of the pretrial proceedings. In March 2001, Judge Moreno dismissed the plaintiffs' claims based on violation of RICO, although the dismissal was made without prejudice to the plaintiffs' ability to subsequently refile their claims. Judge Moreno also dismissed, with prejudice, the plaintiffs' federal prompt pay law claims. On March 26, 2001, the plaintiffs filed an amended complaint in its lawsuit, alleging, among other things, revised RICO claims and violations of California law. On May 3, 2001, the defendants filed a motion to dismiss this amended complaint. On May 9, 2001, Judge Moreno issued an order requiring that all discovery in the litigation be completed by December 2001, with the exception of discovery related to expert witnesses, which was to be completed by March 15, 2002. In June 2001, the federal Court of Appeals for the 11th Circuit issued a stay of Judge Moreno's discovery order, pending a hearing before the Court of Appeals on the Company's appeal of its motion to compel arbitration (which had earlier been granted in part and denied in part by Judge Moreno). The hearing was held in January 2002 and, in March 2002, the Court of Appeals panel issued an opinion affirming Judge Moreno's earlier action with respect to the motion to compel arbitration. The Company filed a motion requesting a rehearing of the matter before the entire 11th Circuit Court of Appeals, which motion was denied by the 11th Circuit Court of Appeals in June 2002. On July 29, 2002, Judge Moreno issued an order providing that discovery in the case would be allowed to re-commence on September 30, 2002. On September 26, 2002, Judge Moreno issued an additional order certifying a nationwide class of physicians in the Shane matter, setting a trial date in May 2003 and ordering the parties to participate in non-binding mediation. In October 2002, the defendants, among other things, moved to compel arbitration of most claims (which motion was granted in part in September 2003). In October 2002, the Company also filed a motion with the 11th Circuit Court of Appeals seeking to appeal Judge Moreno's class-certification order. The motion was granted. The 11th Circuit heard oral argument on September 11, 2003 on the Company's appeal. A mediator has been appointed by Judge Moreno and the parties are currently conducting court-ordered mediation. In January 2004, Judge Moreno set a new trial date in September 2004 and extended the deadline for discovery to March 31, 2004, which may be further extended.

        In March 2002, the American Dental Association and three individual dentists filed a lawsuit in U.S. district court in Chicago against the Company and BCC. This lawsuit alleges that WellPoint and BCC engaged in conduct that constituted a breach of contract under ERISA, trade libel and tortious interference with contractual relations and existing and prospective business expectancies. The lawsuit seeks class-action status. The Company filed a motion (which was granted in July 2002) with the federal Judicial Panel on Multidistrict Litigation requesting that the proceedings in this case be consolidated with a similar action brought against other managed care companies that has been consolidated with the Shane lawsuit. The case is currently stayed.

        In May 2003, a lawsuit entitled Thomas, et al. v. Blue Cross and Blue Shield Association, et al. was filed in the U.S. District Court in the Southern District of Florida. The attorneys representing the plaintiffs in the lawsuit are primarily the attorneys representing the plaintiffs in the Shane litigation described above. The defendants in Thomas are the Company's Blue Cross and Blue Shield-licensed subsidiaries, the BCBSA and all of the other current Blue Cross and Blue Shield licensees. The lawsuit alleges that each of the defendants engaged in similar activities and conduct as that alleged in the Shane litigation. The case has been assigned to Judge Moreno. The defendants have moved to compel arbitration and to dismiss the complaint.

        In July 2001, two individual physicians seeking to represent a class of physicians, hospitals and other providers brought suit in the Circuit Court of Madison County, Illinois against HealthLink, Inc., which is now a subsidiary of the Company as a result of the acquisition of RightCHOICE. The physicians allege that HealthLink breached the contracts with these physicians by engaging in the practices of "bundling" and "down-coding" in its processing and payment of provider claims. The relief sought includes an injunction against these practices and damages in an unspecified amount. This litigation was dismissed without prejudice at the request of the plaintiffs in February 2003. A similar lawsuit was brought by physicians (including one of the physicians in the case described above) in the same court in Madison County, Illinois, on behalf of a nationwide class of providers who contract with Blue Cross and Blue Shield plans against the BCBSA and another Blue Cross Blue Shield plan. The complaint recites that it is brought against those entities and their "unnamed subsidiaries, licensees, and affiliates," listing a large number of Blue Cross and Blue Shield plans, including "Alliance Blue Cross Blue Shield of Missouri." The plaintiffs also allege that the plans have systematically engaged in practices known as "short paying," "bundling" and "down-coding" in their processing and payment of subscriber claims. Blue Cross Blue Shield of Missouri has not been formally named or served as a defendant in this lawsuit. The BCBSA was dismissed as a defendant in this lawsuit in August 2002. In early 2004, a class of providers in Illinois was certified. The certified class does not include any Illinois providers that contract with the Company.

        On March 26, 2003, a lawsuit entitled Irwin v. AdvancePCS, et al. was filed in the California Superior Court in Alameda County, California. WellPoint and certain of its wholly owned subsidiaries are named as defendants in the lawsuit. The complaint alleges that the defendants violated California Business and Professions Code Section 17200 by engaging in unfair, fraudulent and unlawful business practices. The complaint alleges, among other things, that pharmacy benefit management companies (such as the Company's subsidiary that does business under the tradename WellPoint Pharmacy Management) engage in unfair practices such as negotiating discounts in prices of drugs from pharmacies and negotiating rebates from drug manufacturers and retaining such discounts and rebates for their own benefit. The complaint also alleges that drugs are included in formularies in exchange for rebates and that the defendants charge patient co-payments that exceed the actual cost of generic drugs.

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

        In October 2003, a lawsuit entitled Solomon, et al. v. Cigna, et al. was filed in the U.S. District Court in the Southern District in Florida. The Company is a named defendant in this lawsuit, although the Company has not yet been served. This lawsuit is also a putative class action brought on behalf of chiropractors, podiatrists and certain other types of health care practitioners nationwide. This lawsuit also alleges that the defendants engaged in similar activities and conduct as that alleged in the Shane litigation. On December 15, 2003, this lawsuit was transferred to Judge Moreno, and the case was consolidated with the Knecht lawsuit for pre-trial purposes. Both of these cases are currently stayed. In December 2003, the plaintiffs in Solomon, et al. v. Cigna, et al. filed a similar lawsuit against the Company, the Company's Blue Cross and Blue Shield-licensed subsidiaries, the BCBSA and all of the other current Blue Cross and Blue Shield licensees. The lawsuit is entitled Solomon, et al. v. Blue Cross and Blue Shield Association, et al. and was filed in the U.S. District Court in the Southern District in Florida. On January 7, 2004, this lawsuit was transferred to Judge Moreno. On March 9, 2004, Judge Moreno issued an order restoring this case to the active docket and placing it on a coordinated track with the Thomas lawsuit.

        The financial and operational impact that these and other evolving theories of recovery will have on the managed care industry generally, or the Company in particular, is at present unknown.

        Prior to the Company's acquisition of the GBO, John Hancock Mutual Life Insurance Company ("John Hancock") entered into a number of reinsurance arrangements with respect to personal accident insurance and the occupational accident component of workers' compensation insurance, a portion of which was originated through a pool managed by Unicover Managers, Inc. Under these arrangements, John Hancock assumed risks as a reinsurer and transferred certain of such risks to other companies. These arrangements have become the subject of disputes, including a number of legal proceedings to which John Hancock is a party. The Company is currently in arbitration with John Hancock regarding these arrangements. The Company believes that it has a number of defenses to avoid any ultimate liability with respect to these matters and believes that such liabilities were not transferred to the Company as part of the GBO acquisition. However, if the Company were to become subject to such liabilities, the Company could suffer losses that might have a material adverse effect on its financial condition, results of operations or cash flows.

        A stockholder class action lawsuit was filed in the Superior Court of Ventura County, California on October 28, 2003 against the Company and its board of directors. The lawsuit, which is entitled Abrams v. WellPoint Health Networks Inc., et al., alleges that the Company's directors breached their fiduciary duties to stockholders by approving an Agreement and Plan of Merger with Anthem while in possession of non-public information regarding the Company's financial results for the third quarter of 2003. The lawsuit seeks to enjoin the Company from consummating the merger with Anthem, unless the Company adopts and implements a process for obtaining the highest possible price for stockholders, and to rescind any terms of the Agreement and Plan of Merger that have already been implemented. The Company believes the lawsuit is without merit and intends to vigorously contest it.

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

        In connection with the formation of a joint venture providing Medicaid services in Puerto Rico in 2000, the Company agreed under certain circumstances to provide additional funds to the joint-venture entity. The Company agreed that it would make a capital contribution to the joint venture of up to 80% of any amount necessary to increase the entity's capital to meet minimum regulatory capital requirements if (i) applicable law or regulation requires an increase in the entity's capital and the entity does not then have capital sufficient to meet the increased requirement or (ii) the entity's medical care ratio is 100% or greater during any 180-day period and the entity does not then meet statutory capital requirements under the Puerto Rico Insurance Code. The amount of this guarantee will not exceed 80% of the amount necessary to provide the entity with a 12 to 1 premium-to-capital ratio. As of December 31, 2003, the Company's maximum potential liability pursuant to this guarantee was $26.8 million. Since the formation of the joint venture in 2000, the Company has not been required to make any payments under this guarantee and the Company does not currently expect that any such payments will be made.

21.    REGULATORY REQUIREMENTS

        Certain of the Company's regulated subsidiaries must comply with certain minimum capital or tangible net equity requirements in each of the states in which they operate. With respect to the Company's statutory regulated subsidiaries, the minimum amount of capital required is based on formulas established by the state insurance departments or other regulatory body. As of December 31, 2003 and 2002, the Company and its regulated subsidiaries were in compliance with these requirements.

        The ability of the Company's licensed insurance company subsidiaries to pay dividends is limited by the Departments of Insurance in their respective states of domicile. Generally, dividends in any 12-month period are limited to the greater of the prior year's statutory net income or 10% of statutory surplus. Larger dividends, classified as extraordinary, require a special request of the applicable Department of Insurance. As of December 31, 2003 and 2002, the minimum statutory capital and surplus requirements for the Company's insurance company subsidiaries totaled $126.3 million and $29.4 million, respectively. The Cobalt acquired companies accounted for $93.9 million of the minimum statutory capital and surplus requirements balance as of December 31, 2003. The Company's regulated subsidiaries had total surplus of $1,904.6 million and $1,267.0 million as of December 31, 2003 and 2002, respectively. The maximum dividend that may be paid by the Company's insurance company subsidiaries in 2004 without prior approval is estimated to be $540.8 million. The Company's insurance company subsidiaries do not include Blue Cross of California, which is regulated by the California Department of Managed Health Care.

22.    FISCAL INTERMEDIARY FUNCTION

        As a result of the acquisitions of Cerulean in 2001 and Cobalt in 2003, the Company currently provides administrative, program integrity and consulting services in connection with publicly funded health care programs. Through Cerulean's subsidiary Blue Cross and Blue Shield of Georgia, Inc. ("Georgia Blue") and Cobalt's subsidiary United Government Services, LLC ("UGS"), the Company serves as a fiscal intermediary for Medicare and a provider of claim processing and administrative services in connection with various other government programs.

        Administrative fees received related to these services were as follows:

	Year Ended December 31,
	2003	2002	2001
	(In thousands)
UGS(A)	$28,487	N/A	N/A
Georgia Blue(B)	$11,849	$11,760	$8,472

(A)
Information related to UGS for the year ended December 31, 2003 is from October 1, 2003, the date of acquisition for accounting purposes, to December 31, 2003.

(B)
Information related to Georgia Blue for the year ended December 31, 2001 is from March 15, 2001, the date of acquisition, to December 31, 2001.

        As a Medicare fiscal intermediary, the Company is subject to regulations covering allowable cost reimbursements and operating procedures. The laws and regulations governing fiscal intermediaries are complex and can be subject to future government review and interpretation. Failure to comply with such laws and regulations can result in regulatory actions, including fines in excess of fees received, significant penalties and exclusions from being a government contractor for these programs.

23.    EXTRAORDINARY ITEMS

        During 2002, the Company recorded two extraordinary items, a gain related to the acquisition of MethodistCare and a loss related to the early redemption of certain of the Debentures. For the year ended December 31, 2002, the Company recognized an extraordinary gain of $8.9 million, or $0.06 per share assuming full dilution, from its acquisition of MethodistCare, reflecting the additional excess of the fair value of net assets acquired over acquisition costs. For the year ended December 31, 2002, Debentureholders converted $18.0 million in aggregate principal amount at maturity of the Company's Debentures with a carrying value (including accreted interest) of $12.6 million. The total purchase price paid by the Company of $18.9 million resulted in an extraordinary after-tax loss of $3.8 million or $0.03 per share assuming full dilution, which was shown on the Company's consolidated income statements included in the Company's annual report on Form 10-K for the year ended December 31, 2002. As discussed in Note 2, with the issuance SFAS No. 145, the Company has determined that the extinguishment of debt under its the Debentures, which were redeemed as of October 28, 2002, does not meet the requirements of unusual or infrequent and therefore would not be included as an extraordinary item with the rescission of FASB Statement No. 4. For the year ended December 31, 2002, the Company reclassified the extraordinary loss of $6.3 million, which included a tax benefit of $2.5 million, to interest expense.

24.    PENDING MERGER WITH ANTHEM

        On October 26, 2003, WellPoint entered into a merger agreement with Anthem, Inc. ("Anthem"). The consideration to be received by the stockholders of WellPoint will be composed of $23.80 in cash and one share of Anthem common stock per share of WellPoint Common Stock. Based on the closing price of Anthem's common stock on October 24, 2003, the transaction was valued at approximately $16.4 billion. Upon completion of this transaction, WellPoint will merge into a wholly owned subsidiary of Anthem and Anthem will change its name to WellPoint, Inc. Anthem, a publicly traded company, is an independent licensee of the Blue Cross and Blue Shield Association and holds the exclusive right to use the Blue Cross and Blue Shield names and marks in the states of Indiana, Kentucky, Ohio, Connecticut, New Hampshire, Colorado, Nevada, Maine and Virginia, excluding the immediate suburbs of Washington D.C. As of December 31, 2003, Anthem provided health care benefits to more than 11.9 million members, which includes BlueCard "host" members. Headquartered in Indianapolis, Indiana, Anthem, along with its subsidiaries, offers a diverse portfolio of complementary health and group life insurance, managed care products, pharmacy benefit management and government health program administration.

        The transaction is subject to customary closing conditions, including, among other things, approval of WellPoint's and Anthem's shareholders, various regulatory agencies and the Blue Cross and Blue Shield Association. The Company currently expects the transaction to close by mid-2004.

EXHIBIT INDEX

Exhibit Number		Exhibit
2.01		Amended and Restated Recapitalization Agreement dated as of March 31, 1995 by and among the Registrant, Blue Cross of California, Western Health Partnerships and Western Foundation for Health Improvement, incorporated by reference to Exhibit 2.1 to the Registrant's Registration Statement on Form S-4 dated April 8, 1996.
2.02		Agreement and Plan of Merger dated as of October 17, 2001 by and among the Registrant, RightCHOICE Managed Care, Inc. and RWP Acquisition Corp., incorporated by reference to Exhibit 2.1 to the Registrant's Registration Statement on Form S-4 (Registration No. 333-73382).
2.03		Amended and Restated Agreement and Plan of Merger effective as of October 26, 2003 among Anthem, Inc., Anthem Holding Corp. and the Registrant, incorporated by reference to Appendix A to the Registration Statement on Form S-4 (Registration No. 333-110830) filed by Anthem, Inc.
3.01		Restated Certificate of Incorporation of the Registrant, incorporated by reference to Exhibit 3.1 to the Registrant's Current Report on Form 8-K dated August 4, 1997 (File No. 001-13083).
3.02		Bylaws of the Registrant, incorporated by reference to Exhibit 4.2 to the Registrant's Registration Statement on Form S-8 (Registration No. 333-112933).
4.01		Specimen of Common Stock certificate of the Registrant, incorporated by reference to Exhibit 4.01 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2002.
4.02		Restated Certificate of Incorporation of the Registrant (included in Exhibit 3.01).
4.03		Bylaws of the Registrant (included in Exhibit 3.02).
4.04		Amended and Restated Indenture dated as of June 8, 2001 by and between the Registrant and The Bank of New York, as trustee, incorporated by reference to Exhibit 4.3 to the Registrant's Current Report on Form 8-K dated June 7, 2001.
4.05		Form of Note evidencing the Registrant's 6 3/8% Notes due 2006, incorporated by reference to Exhibit 4.1 to the Registrant's Current Report on Form 8-K dated June 12, 2001.
4.06		Form of Note evidencing the Registrant's 6 3/8% Notes due 2012, incorporated by reference to Exhibit 4.1 to the Registrant's Current Report on Form 8-K dated January 11, 2002.
10.01		Undertakings dated January 7, 1993 by the Registrant, Blue Cross of California and certain subsidiaries to the California Department of Corporations, incorporated by reference to Exhibit 10.24 to the Registrant's Form S-1 Registration Statement No. 33-54898.
10.02	*	Supplemental Pension Plan of Blue Cross of California, incorporated by reference to Exhibit 10.15 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1992 (File No. 1-11628).
10.03	*	Form of Indemnification Agreement between the Registrant and its Directors and Officers, incorporated by reference to Exhibit 10.17 to the Registrant's Form S-1 Registration Statement No. 33-54898.
10.04	*	Officer Severance Agreement dated as of July 1, 1993 between the Registrant and Thomas C. Geiser, incorporated by reference to Exhibit 10.24 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1993 (File No. 1-11628).
10.05		Orders Approving Notice of Material Modification and Undertakings dated September 7, 1995 by Blue Cross of California, the Registrant and the Registrant's subsidiaries to the California Department of Corporations, incorporated by reference to Exhibit 10.47 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1995 (File No. 1-11628).

10.06		Lease Agreement dated as of January 1, 1996 by and between TA/Warner Center Associates II, L.P., and the Registrant, incorporated by reference to Exhibit 10.46 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1995 (File No. 1-11628).
10.07	*	Letter dated November 13, 1995 from the Registrant to D. Mark Weinberg regarding severance benefits, together with underlying Officer Severance Agreement, incorporated by reference to Exhibit 10.48 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1995 (File No. 1-11628).
10.08	*	Letter dated November 13, 1995 from the Registrant to Thomas C. Geiser regarding severance benefits, incorporated by reference to Exhibit 10.49 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1995 (File No. 1-11628).
10.09		Amended and Restated Undertakings dated March 5, 1996 by Blue Cross of California, the Registrant and certain of its subsidiaries to the California Department of Corporations, incorporated by reference to Exhibit 99.1 to the Registrant's Current Report on Form 8-K dated March 5, 1996 (File No. 1-11628).
10.10		Indemnification Agreement dated as of May 17, 1996 by and among the Registrant, WellPoint Health Networks Inc., a Delaware corporation, and Western Health Partnerships, incorporated by reference to Exhibit 99.9 to the Registrant's Current Report on Form 8-K dated May 20, 1996 (File No. 333-03292-01).
10.11		Amended and Restated Share Escrow Agent Agreement dated as of August 4, 1997 by and between the Registrant and U.S. Trust Company of California, N.A., incorporated by reference to Exhibit 99.4 to the Registrant's Current Report on Form 8-K dated August 4, 1997 (File No. 001-13083).
10.12		Blue Cross License Agreement effective as of January 31, 2002 by and among the Registrant and the Blue Cross and Blue Shield Association (the "BCBSA"), incorporated by reference to Exhibit 10.12 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2001.
10.13		Blue Cross Affiliate License Agreement effective as of August 4, 1997 by and between the BCBSA and Blue Cross of California, incorporated by reference to Exhibit 99.8 of Registrant's Current Report on Form 8-K dated August 4, 1997 (File No. 001-13083).
10.14		Blue Cross Affiliate License Agreement effective as of August 4, 1997 by and between the BCBSA and BC Life & Health Insurance Company, incorporated by reference to Exhibit 99.9 to the Registrant's Current Report on Form 8-K dated August 4, 1997 (File No. 001-13083).
10.15		Blue Cross Controlled Affiliate License Agreement Applicable to Life Insurance Companies effective as of August 4, 1997 by and between the BCBSA and BC Life & Health Insurance Company, incorporated by reference to Exhibit 99.10 to the Registrant's Current Report on Form 8-K dated August 4, 1997 (File No. 001-13083).
10.16		Undertakings dated July 31, 1997 by the Registrant, Blue Cross of California and WellPoint California Services, Inc. to the California Department of Corporations, incorporated by reference to Exhibit 99.12 to the Registrant's Current Report on Form 8-K dated August 4, 1997 (File No. 001-13083).
10.17	*	WellPoint 2004 Officer Benefits Guide, as amended.
10.18		Amendment No. 1 dated as of June 12, 1998 to the Amended and Restated Share Escrow Agent Agreement by and between the Registrant and U.S. Trust Company of California, N.A., incorporated by reference to Exhibit 99.3 to the Registrant's Current Report on Form 8-K dated June 12, 1998 (File No. 333-31599).
10.19	*	WellPoint Health Networks Inc. Officer Severance Plan (as adopted December 4, 2001), incorporated by reference to Exhibit 10.23 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2001.

10.20	*	WellPoint Health Networks Inc. Management Bonus Plan effective as of January 1, 2000, incorporated by reference to Exhibit 10.32 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2000.
10.21	*	WellPoint Health Networks Inc. Board of Directors Deferred Compensation Plan, incorporated by reference to Exhibit 10.52 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1998 (File No. 001-13083).
10.22	*	Amended and Restated Employment Agreement dated as of December 31, 2002 by and between the Registrant and Leonard D. Schaeffer, incorporated by reference to Exhibit 99.1 to the Registrant's Current Report on Form 8-K dated December 31, 2002.
10.23	*	Amended and Restated Special Executive Retirement Plan dated as of December 31, 2002 by and between the Registrant and Leonard D. Schaeffer, incorporated by reference to Exhibit 99.2 to the Registrant's Current Report on Form 8-K dated December 31, 2002.
10.24	*	WellPoint Health Networks Inc. 1999 Stock Incentive Plan (as amended through December 6, 2000), incorporated by reference to Exhibit 10.37 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2000.
10.25	*	WellPoint Health Networks Inc. 1999 Executive Officer Annual Incentive Plan, incorporated by reference to Annex II to the Registrant's Proxy Statement on Schedule 14A dated March 28, 2001.
10.26	*	WellPoint Health Networks Inc. 1996 Employee Stock Purchase Plan (as amended and restated effective April 1, 2000), incorporated by reference to Annex I to the Registrant's Definitive Proxy Statement on Schedule 14A dated March 23, 2000.
10.27	*	WellPoint Health Networks Inc. 2000 Employee Stock Option Plan (as amended through October 19, 2001), incorporated by reference to Exhibit 10.33 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2001.
10.28	*	Promissory Note Secured by Deed of Trust dated September 22, 2000 made by Woodrow A. Myers, Jr., M.D. in favor of the Registrant, incorporated by reference to Exhibit 10.01 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2000.
10.29		Credit Agreement ($750,000,000 Five-Year Revolving Credit and Competitive Advance Facility) dated as of March 30, 2001 by and among the Registrant, the lenders from time to time party thereto, Bank of America, N.A., as administrative agent, and Banc of America Securities LLC and JPMorgan, as joint arrangers and joint book managers, incorporated by reference to Exhibit 10.01 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2001.
10.30		Credit Agreement ($250,000,000 364-Day Revolving Credit Facility) dated as of March 30, 2001 by and among the Registrant, the lenders from time to time party thereto, Bank of America, N.A., as administrative agent, and Banc of America Securities LLC and JPMorgan, as joint arrangers and joint book managers, incorporated by reference to Exhibit 10.02 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2001.
10.31		First Amendment to 364-Day Credit Agreement dated as of March 29, 2002 by and among the Registrant, the lenders from time to time party thereto, Bank of America, N.A., as administrative agent, and JPMorgan, a division of Chase Securities, Inc., as syndication agent, incorporated by reference to Exhibit 10.01 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2002.
10.32		Blue Cross Controlled Affiliate License Agreement dated as of March 15, 2001 by and among the BCBSA, Blue Cross and Blue Shield of Georgia, Inc. ("Georgia Blue") and the Registrant, incorporated by reference to Exhibit 10.03 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 30, 2001.

10.33	Blue Shield Controlled Affiliate License Agreement dated as of March 15, 2001 by and among the BCBSA, Georgia Blue and the Registrant, incorporated by reference to Exhibit 10.04 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 30, 2001.
10.34	Blue Cross Controlled Affiliate License Agreement dated as of March 15, 2001 by and among the BCBSA, Blue Cross Blue Shield Healthcare Plan of Georgia, Inc. ("Georgia Blue HMO") and Registrant, incorporated by reference to Exhibit 10.05 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2001.
10.35	Blue Shield Controlled Affiliate License Agreement dated as of March 15, 2001 by and among the BCBSA, Georgia Blue HMO and the Registrant, incorporated by reference to Exhibit 10.06 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2001.
10.36	Blue Cross Controlled Affiliate License Agreement Applicable to Life Insurance Companies dated as of March 15, 2001 by and among the BCBSA, Greater Georgia Life Insurance Company ("GGL") and the Registrant, incorporated by reference to Exhibit 10.07 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2001.
10.37	Blue Shield Controlled Affiliate License Agreement Applicable to Life Insurance Companies dated as of March 15, 2001 by and among the BCBSA, and GGL and the Registrant, incorporated by reference to Exhibit 10.08 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2001.
10.38	California Blue Cross License Addendum amended and restated as of January 31, 2002 by and among the Registrant and the BCBSA, incorporated by reference to Exhibit 10.46 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2001.
10.39	California Blue Shield License Addendum amended and restated as of January 31, 2002 by and among the Registrant and the BCBSA, incorporated by reference to Exhibit 10.47 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2001.
10.40	Blue Cross Controlled Affiliate License Agreement dated as of January 31, 2002 by and among the BCBSA, RightCHOICE Managed Care, Inc. ("RightCHOICE") and the Registrant, incorporated by reference to Exhibit 10.48 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2001.
10.41	Blue Shield Controlled Affiliate License Agreement dated as of January 31, 2002 by and among the BCBSA, RightCHOICE and the Registrant, incorporated by reference to Exhibit 10.49 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2001.
10.42	Blue Cross Controlled Affiliate License Agreement dated as of January 31, 2002 by and among the BCBSA, Healthy Alliance Life Insurance Company ("HALIC") and the Registrant, incorporated by reference to Exhibit 10.50 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2001.
10.43	Blue Shield Controlled Affiliate License Agreement dated as of January 31, 2002 by and among the BCBSA, HALIC and the Registrant, incorporated by reference to Exhibit 10.51 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2001.
10.44	Blue Cross Controlled Affiliate License Agreement dated as of January 31, 2002 by and among the BCBSA, HMO Missouri, Inc. ("HMO Missouri") and the Registrant, incorporated by reference to Exhibit 10.52 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2001.

10.45		Blue Shield Controlled Affiliate License Agreement dated as of January 31, 2002 by and among the BCBSA, HMO Missouri and the Registrant, incorporated by reference to Exhibit 10.53 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2001.
10.46		Blue Shield License Agreement effective as of January 31, 2002 by and between the Registrant and the BCBSA, incorporated by reference to Exhibit 10.58 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2001.
10.47	*	RightCHOICE Managed Care, Inc. 2001 Stock Incentive Plan effective May 1, 2001, incorporated by reference to Exhibit 10 to the Registration Statement on Form S-8 of RightCHOICE Managed Care, Inc. (File No. 333-62898).
10.48	*	RightCHOICE Managed Care, Inc. 1994 Equity Incentive Plan, incorporated by reference to Exhibit 4(c) of the Post-Effective Amendment No. 2 on Form S-8 to Registration Statement on Form S-4 of RightCHOICE Managed Care, Inc. (File No. 333-34750).
10.49	*	RightCHOICE Managed Care, Inc. Nonemployee Directors' Stock Option Plan, incorporated by reference to Exhibit 10.16 to the Registration Statement on Form S-1 of RightCHOICE Managed Care, Inc., a Missouri corporation (File No. 33-77798).
10.50	*	Restatement of the RightCHOICE Managed Care, Inc. Executive Deferred Compensation Plan, incorporated by reference to Exhibit 4(c) of the Registration Statement on Form S-8 of RightCHOICE Managed Care, Inc. (File No. 333-51336).
10.51	*	RightCHOICE Managed Care, Inc. Supplemental Executive Retirement Plan as restated effective October 10, 2001, incorporated by reference to Exhibit 10.06 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2002.
10.52	*	Letter agreement dated February 4, 2002 between the Registrant and John A. O'Rourke, incorporated by reference to Exhibit 10.07 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2002.
10.53	*	Amendment No. 1 to RightCHOICE Managed Care, Inc. Executive Deferred Compensation Plan effective as of October 15, 2001, incorporated by reference to Exhibit 10.08 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2002.
10.54	*	Amendment to the WellPoint 401(k) Retirement Savings Plan effective as of April 30, 2002, incorporated by reference to Exhibit 10.01 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2002.
10.55	*	WellPoint Health Networks Inc. Comprehensive Executive Non-Qualified Retirement Plan (as amended through September 1, 2002), incorporated by reference to Exhibit 10.01 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2002.
10.56	*	Amendment to the WellPoint 401(k) Retirement Savings Plan effective as of September 1, 2002, incorporated by reference to Exhibit 10.02 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2002.
10.57	*	Amendment to the WellPoint 401(k) Retirement Savings Plan effective as of November 17, 2002, incorporated by reference to Exhibit 10.03 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2002.
10.58	*	Amendment to the WellPoint 401(k) Retirement Savings Plan (as amended through March 1, 2002) dated March 16, 2003, incorporated by reference to Exhibit 10.66 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2002.
10.59		Blue Cross Controlled Affiliate License Agreement Applicable to Life Insurance Companies dated October 4, 2002 by and between the BCBSA and HALIC, incorporated by reference to Exhibit 10.67 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2002.

10.60		Blue Shield Controlled Affiliate License Agreement Applicable to Life Insurance Companies dated October 4, 2002 by and between the BCBSA and HALIC, incorporated by reference to Exhibit 10.68 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2002.
10.61	*	EGTRRA Amendment to the WellPoint 401(k) Retirement Savings Plan (as amended through March 1, 2002) dated December 4, 2002, incorporated by reference to Exhibit 10.69 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2002.
10.62		Second Amendment to 364-Day Credit Agreement dated as of March 28, 2003, by and among the Registrant, the lenders from time to time party thereto, Bank of America, N.A., as administrative agent, and JPMorgan Chase Bank, as syndication agent, incorporated by reference to Exhibit 10.01 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2003.
10.63		First Amendment to Five Year Credit Agreement dated as of March 28, 2003, by and among the Registrant, the lenders from time to time party thereto, Bank of America, N.A., as administrative agent, and JPMorgan Chase Bank, as syndication agent, incorporated by reference to Exhibit 10.02 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2003.
10.64	*	Cobalt Corporation Equity Incentive Plan, incorporated by reference to Exhibit 10.7 of Cobalt Corporation's Quarterly Report on Form 10-Q for the quarter ended June 30, 2002.
10.65		Blue Cross Controlled Affiliate License Agreement dated September 24, 2003 by and among the Blue Cross and Blue Shield Association (the "BCBSA"), Blue Cross Blue Shield of Wisconsin (formerly named Blue Cross & Blue Shield United of Wisconsin) and the Registrant, incorporated by reference to Exhibit 10.02 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2003.
10.66		Blue Shield Controlled Affiliate License Agreement dated September 24, 2003 by and among the BCBSA, Blue Cross Blue Shield of Wisconsin (formerly named Blue Cross & Blue Shield United of Wisconsin) and the Registrant, incorporated by reference to Exhibit 10.03 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2003.
10.67		Blue Cross Controlled Affiliate License Agreement dated September 24, 2003 by and among the BCBSA, United Government Services, LLC and the Registrant, incorporated by reference to Exhibit 10.04 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2003.
10.68		Blue Shield Controlled Affiliate License Agreement dated September 24, 2003 by and among the BCBSA, United Government Services, LLC and the Registrant, incorporated by reference to Exhibit 10.05 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2003.
10.69		Blue Cross Controlled Affiliate License Agreement dated September 24, 2003 by and among the BCBSA, Compcare Health Services Insurance Corporation and the Registrant, incorporated by reference to Exhibit 10.06 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2003.
10.70		Blue Shield Controlled Affiliate License Agreement dated September 24, 2003 by and among the BCBSA, Compcare Health Services Insurance Corporation and the Registrant, incorporated by reference to Exhibit 10.07 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2003.
10.71		Blue Cross Controlled Affiliate License Agreement dated October 6, 2003 by and among the BCBSA, Claim Management Services, Inc. and the Registrant, incorporated by reference to Exhibit 10.08 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2003.

10.72		Blue Shield Controlled Affiliate License Agreement dated October 6, 2003 by and among the BCBSA, Claim Management Services, Inc. and the Registrant, incorporated by reference to Exhibit 10.09 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2003.
10.73	*	WellPoint 401(k) Retirement Savings Plan Generally Effective January 1, 2002 (As Amended through March 1, 2002) executed on October 10, 2003, incorporated by reference to Exhibit 10.10 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2003.
10.74	*	Distribution Option Amendment to the WellPoint 401(k) Retirement Savings Plan dated July 24, 2003, incorporated by reference to Exhibit 10.11 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2003.
10.75	*	Amendment to the WellPoint 401(k) Retirement Savings Plan dated October 10, 2003, incorporated by reference to Exhibit 10.12 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2003.
10.76	*	WellPoint Health Networks Inc. Officer Change-in-Control Plan (As amended and restated through December 4, 2001) (as revised in October 2003), incorporated by reference to Exhibit 10.13 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2003.
10.77	*	WellPoint Health Networks Inc. Supplemental Executive Retirement Plan (As restated effective December 4, 2001) (As amended October 24, 2003), incorporated by reference to Exhibit 10.14 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2003.
10.78	*	Amendment to the WellPoint 401(k) Retirement Savings Plan (As Amended Through October 10, 2003) dated November 13, 2003, incorporated by reference to Exhibit 10.15 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2003.
10.79	*	Description of HTH Manager Long-Term Incentive Plan for D. Mark Weinberg dated September 2003, incorporated by reference to Exhibit 10.16 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2003.
10.80	*	Amendment to the WellPoint 401(k) Retirement Savings Plan (As Amended Through December 31, 2003) dated December 31, 2003.
10.81	*	Amendment to the WellPoint 401(k) Retirement Savings Plan (As Amended Through December 31, 2003) dated January 15, 2004.
10.82	*	Letter agreement dated December 30, 2003 between the Registrant and Leonard D. Schaeffer.
10.83	*	Form of letter agreement dated February 2004 between the Registrant and executive officers of the Registrant.
21		List of Subsidiaries of the Registrant.
23.1		Consent of Independent Accountants.
24		Power of Attorney (included on Signature Page).
31.01		Certifications.
32.01		Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350.
32.02		Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350.

*
Management contract or compensatory plan or arrangement

QuickLinks

PART I
PART II
PART III
PART IV
SIGNATURES
POWER OF ATTORNEY
INDEX TO FINANCIAL STATEMENTS WELLPOINT HEALTH NETWORKS INC.
EXHIBIT INDEX