Form 10-K/A
period 2003-12-31
WELLPOINT HEALTH NETWORKS INC /DE/
filed 2004-04-29
CIK 1013220

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

Registrant’s telephone number, including area code: (818) 234-4000

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, $0.01 par value	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:

None

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).  Yes  ☒  No  ☐

As of June 30, 2003, the aggregate market value of the voting common stock held by non-affiliates of the registrant was approximately $12,124,896,313 (based on the last reported sale price of $84.30 per share on June 30, 2003, on the New York Stock Exchange).

As of April 21, 2004, there were approximately 158,157,397 shares of Common Stock, $0.01 par value of the registrant outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None.

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A is being filed in order to, among other things, amend Items 7, 10, 11, 12 and 13 of the Annual Report on Form 10-K of WellPoint Health Networks Inc. (“WellPoint” or the “Company”) for the period ended December 31, 2003 (the “Form 10-K”). The Form 10-K as filed with the Securities and Exchange Commission on March 15, 2004 omitted certain information required by Items 10, 11, 12 and 13 in reliance on General Instruction G(3) of Form 10-K.  Item 7 is being amended to include additional information regarding the Company’s medical claims payable.

WELLPOINT HEALTH NETWORKS INC.
AMENDMENT NO. 1 ON FORM 10-K/A TO
ANNUAL REPORT ON FORM 10-K
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2003

PART II

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

This discussion contains forward-looking statements, which involve risks and uncertainties. The Company’s actual results may differ materially from those anticipated in these forward-looking statements as a result of certain factors including, but not limited to, those set forth under “Factors That May Affect Future Results of Operations.”

General

The Company is one of the nation’s largest publicly traded managed health care companies. As of December 31, 2003, WellPoint had approximately 15.0 million medical members (including approximately 1.0 million BlueCard “host” members) and approximately 45.6 million specialty members.  Through its subsidiaries, the Company offers a broad spectrum of network-based managed care plans to the large and small employer, individual, Medicaid and senior markets. The Company’s managed care plans include PPOs, HMOs, POS plans, other hybrid plans and traditional indemnity plans. In addition, the Company offers managed care services, including underwriting, actuarial services, network access, medical management and claims processing. The Company also provides a broad array of specialty and other products and services, including pharmacy benefits management, dental, vision, life insurance, preventive care, disability insurance, behavioral health, COBRA and flexible benefits account administration. With its recent acquisition of Cobalt Corporation (“Cobalt”), the Company now also offers workers’ compensation insurance products and is currently the largest Medicare Part A fiscal intermediary in the nation, processing claims for providers in all 50 states. The Company markets its products in California primarily under the name Blue Cross of California, in Georgia primarily under the name Blue Cross Blue Shield of Georgia, in various parts of Missouri (including the greater St. Louis area) primarily under the name Blue Cross Blue Shield of Missouri, in Wisconsin primarily under the names Blue Cross Blue Shield of Wisconsin and CompcareBlue and in various parts of the country under the names UNICARE and HealthLink.

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

The Company’s consolidated results of operations for the year ended December 31, 2003 include its acquired operations of RightCHOICE for the entire year, while operating results for the year ended December 31, 2002 include the results of RightCHOICE from January 31, 2002, the date of acquisition. On September 24, 2003, the Company completed its acquisition of Cobalt. The Cobalt merger was effective as of September 30, 2003 for accounting purposes. Accordingly, the Company’s consolidated results of operations for the year ended December 31, 2003 include the results of Cobalt from September 30, 2003.

The Company’s consolidated results of operations for the year ended December 31, 2001 include the results of Cerulean from March 15, 2001, the acquisition date.

The following table sets forth selected operating ratios. The medical care ratio for health care services and other benefits is shown as a percentage of premium revenue. All other ratios are shown as a percentage of premium revenue and management services and other revenue combined.

	Year Ended December 31,
	2003	2002	2001

Operating Revenues:
Premium revenue	95.3%	95.2%	95.0%
Management services and other revenue	4.7%	4.8%	5.0%
	100.0%	100.0%	100.0%

Operating Expenses:
Health care services and other benefits (medical care ratio)	80.5%	81.5%	81.5%
Selling expense	4.0%	4.0%	4.1%
General and administrative expense	12.3%	12.7%	13.7%

Medical Membership(a)(b)(c)(d)

The following table sets forth membership data and the percent change in membership:

	December 31,
	2003(e)	2002(f)	Percent Change

California
Large Group	4,839,435	4,715,458	2.6%
Individual and Small Group	1,638,189	1,617,776	1.3%
Senior	250,026	244,790	2.1%
Total California	6,727,650	6,578,024	2.3%
Georgia
Large Group	1,614,427	1,605,267	0.6%
Individual and Small Group	497,233	425,953	16.7%
Senior	68,525	69,250	-1.0%
Total Georgia	2,180,185	2,100,470	3.8%
Central Region(g)
Missouri
Large Group	1,128,246	1,241,317	-9.1%
Individual and Small Group	242,259	229,365	5.6%
Senior	40,804	42,256	-3.4%
Total Missouri	1,411,309	1,512,938	-6.7%
Illinois
Large Group	577,768	629,118	-8.2%
Individual and Small Group	123,956	120,114	3.2%
Senior	13,308	12,499	6.5%
Total Illinois	715,032	761,731	-6.1%

Texas
Large Group	293,570	359,599	-18.4%
Individual and Small Group	199,786	188,874	5.8%
Senior	6,843	520	N/A
Total Texas	500,199	548,993	-8.9%
Other States
Large Group	1,749,853	1,579,216	10.8%
Individual and Small Group	104,102	95,814	8.7%
Senior	30,937	24,054	28.6%
Total Other States	1,884,892	1,699,084	10.9%
Wisconsin
Large Group	429,309	21,114	N/A
Individual and Small Group	106,837	919	N/A
Senior	53,736	66	N/A
Total Wisconsin	589,882	22,099	N/A
Total Medical Members Excluding BlueCard Host Members	14,009,149	13,223,339	5.9%
Total BlueCard Host Members(h)	1,002,113	587,272	70.6%
Total Medical Membership	15,011,262	13,810,611	8.7%

ASO Membership(i)
California	1,642,354	1,517,382	8.2%
Georgia	833,409	865,723	-3.7%
Central Region(g)	2,578,564	2,653,762	-2.8%
Wisconsin	167,612	13,004	N/A
BlueCard Host Members	1,002,113	587,272	70.6%

Total ASO Membership	6,224,052	5,637,143	10.4%
Risk Membership
California	5,085,296	5,060,642	0.5%
Georgia	1,346,776	1,234,747	9.1%
Central Region	1,932,868	1,868,984	3.4%
Wisconsin	422,270	9,095	N/A
Total Risk Membership	8,787,210	8,173,468	7.5%
Total Medical Membership	15,011,262	13,810,611	8.7%

State-Sponsored Programs Membership(j)

	December 31,
	2003	2002	Percent Change

Medi-Cal / Medicaid
California	844,540	836,065	1.0%
Virginia	49,358	38,552	28.0%
Puerto Rico	265,541	288,151	-7.8%
Other	104,541	69,719	49.9%
Total	1,263,980	1,232,487	2.6%
Healthy Families	279,572	255,211	9.5%
MRMIP / AIM / IHRP	12,817	17,833	-28.1%
California Kids	14,598	18,567	-21.4%
Total	1,570,967	1,524,098	3.1%

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

(g)                                 Central Region—Large Group membership includes network access services members, primarily from HealthLink, of 1,246,775 and 1,471,639 as of December 31, 2003 and December 31, 2002, respectively. As of December 31, 2003, the Company revised its methodology of calculating the number of medical members represented by each subscriber contract within the Company’s rental networks and a Missouri joint venture. The weighted average factor changed from approximately 2.4 members to 2.1 members per subscriber. The impact of this change as of quarter end for the years ended December 31, 2002 and 2003 is to reduce membership as follows:

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

(h)                                 The Company has revised its medical membership counting methodology to include estimated “host”

members using the national BlueCard program. Host members are generally members who reside in a state in which a WellPoint subsidiary is the Blue Cross and/or Blue Shield licensee and who are covered under an employer-sponsored health plan issued by a non-WellPoint controlled Blue Cross Blue Shield licensee. Host members are computed using, among other things, an estimate of the average number of BlueCard claims received per member per month. Total BlueCard host members as of quarter end for the years ended December 31, 2002 and 2003 were as follows:

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

Specialty Membership

	December 31,
	2003(A)	2002	Percent Change

Pharmacy Benefits Management	31,152,732	34,983,224	-10.9%
Dental	3,282,492	2,704,535	21.4%
Life	3,122,734	2,579,487	21.1%
Disability	603,409	513,520	17.5%
Behavioral Health	7,404,030	7,315,491	1.2%
Total	45,565,397	48,096,257	-5.3%

(A)                              Specialty membership as of December 31, 2003 included 712,861 specialty members from the Cobalt acquisition.

Comparison of Results for the Year Ended December 31, 2003 to the Year Ended December 31, 2002

As a result of the January 31, 2002 acquisition of RightCHOICE, the organizational structure of the Company changed effective February 1, 2002. As a result of this change, the Company established the following two reportable segments: Health Care and Specialty. (See Note 18 to the Consolidated Financial Statements for further discussion.) The Health Care segment provides a broad spectrum of network-based health plans, including PPOs, HMOs, POS plans, other hybrid plans and traditional indemnity plans, to large and small employers and individuals as well as other health care-related products, such as vision, preventive care, COBRA and flexible benefits account administration. The Specialty business is maintained as a separate segment providing an array of specialty products, including pharmacy benefits management, dental, life insurance, disability insurance, behavioral health, workers’ compensation insurance products and workers’ compensation managed care services.

The operating results for the year ended December 31, 2003 compared to the year ended December 31, 2002 were impacted by the Cobalt and RightCHOICE acquisitions. Specifically, the Company’s operating results for the year ended December 31, 2003 included three months of operating results from the Cobalt acquisition and twelve months of operating results from the RightCHOICE acquisition, whereas the Company’s operating results for the year ended December 31, 2002 included only eleven months (February 1, 2002 through December 31, 2002) of operating results attributable to the acquired RightCHOICE business. In order to provide a more meaningful comparison of the Company’s results of operations for the year ended December 31, 2003 versus the year ended December 31, 2002, the following discussion presents financial measures that exclude operating results attributable to the acquired RightCHOICE business for the month of January 2003 and exclude operating results attributable to the acquired Cobalt business for the three months ended December 31, 2003, which we refer to as “Same-Store.” The Company also uses Same-Store measures for purposes of reporting comparative financial results to its Board of Directors.

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

Investment income consists of gross investment income, net of investment expenses and net realized investment gains or losses. Investment income was $258.2 million for the year ended December 31, 2003, compared to $314.0 million for the year ended December 31, 2002, a decrease of $55.8 million or 17.8%. The decrease was primarily due to net realized gains for the year ended December 31, 2003 of $12.0 million as compared to net realized gains for the year ended December 31, 2002 of $55.4 million. Net realized gains for the year ended December 31, 2002 included a pre-tax investment gain of $64.9 million from the Company’s investment in Trigon Healthcare, Inc. Excluding net realized gains and losses, investment income for the year ended December 31, 2003 and 2002 was $246.2 million and $258.6 million, respectively. The $12.4 million decline was due to lower investment yields on higher average fixed maturity investment balances and an increase in tax-exempt bond holdings. The Company believes the disclosure of investment income excluding realized gains or losses is useful to investors because this measurement allows management and investors to analyze the performance of the fixed- income portion of the Company’s investment portfolio.

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

The Company’s medical care ratio was 80.5% for the year ended December 31, 2003 compared to 81.5% for the year ended December 31, 2002. The medical care ratio attributable to the Health Care segment was 81.1% for the year ended December 31, 2003, compared to 81.9% for the year ended December 31, 2002. The medical care ratio attributable to the Specialty segment was 62.3% for the year ended December 31, 2003 compared to 68.4% for the year ended December 31, 2002. Health care services and other benefits expense and medical care ratio information is provided for each segment so investors can compare the performance of each segment to the other segment and to the Company as a whole. With respect to the Health Care segment, excluding premium revenue of $109.4 million and health care services and other benefits expense of $85.7 million attributable to the acquired RightCHOICE business for the month of January 2003 and excluding premium revenue of $318.7 million and health care services and other benefits expense of $270.4 million attributable to the acquired Cobalt business for the quarter ended December 31, 2003, the Company’s medical care ratio attributable to the Health Care segment for the year ended December 31, 2003 was 81.1% as compared to 81.9% for the year ended December 31, 2002. This decrease in the medical care ratio is attributable to the implementation of premium increases during the year ended December 31, 2003. The health care services and other benefits expense includes an estimate of claims incurred during the period that have not been reported to the Company. This estimate is actuarially determined based on a variety of factors and is inherently subject to a number of highly variable circumstances. Consequently, the actual results could differ materially from the amount recorded in the consolidated financial statements. See “Critical Accounting Policies” for a discussion of this item and its potential effect on the Company’s reported results of operations.

Selling expense consists of commissions paid to outside brokers and agents representing the Company. The selling expense ratio remained constant at 4.0% for the years ended December 31, 2003 and 2002. Selling expenses were $807.7 million and $681.8 million for the years ended December 31, 2003 and 2002, respectively. The acquired Cobalt business had a lower selling expense ratio of 1.6% (selling expense of $6.5 million and combined premium revenue and management services and other revenue of $406.1 million for the quarter ended December 31, 2003) than the Company’s core businesses due to its larger proportion of large employer group business. The RightCHOICE business had a selling expense ratio of 3.8% (selling expense of $4.7 million and combined premium revenue and management services and other revenue of $123.5 million for the one month ended January 31, 2003). Excluding the Cobalt and RightCHOICE acquisitions, the Company’s selling expense ratio was 4.1% for the year ended December 31, 2003 as compared to 4.0% for the year ended December 31, 2002.

The general and administrative expense ratio decreased to 12.3%, based on general and administrative expenses of $2,477.7 million for the year ended December 31, 2003 from 12.7%, based on general and administrative expenses of $2,166.7 million for the year ended December 31, 2002. Excluding general and administrative expense of $75.6 million and combined premium revenue and management services and other revenue of $406.1 million attributable to the acquired Cobalt business for the quarter ended December 31, 2003 and general and administrative expense of $19.5 million and combined premium revenue and management services and other revenue of $123.5 million attributable to the acquired RightCHOICE business for the month of January 2003, the Company’s general and administrative expense ratio was 12.2% for the year ended December 31, 2003 compared to 12.7% for the year ended December 31, 2002. The decrease in the general and administrative expense ratio resulted from administrative efficiencies from technology investments and systems convergence efforts and fixed administrative costs spread over a larger membership base.

Interest expense decreased $16.1 million to $50.6 million for the year ended December 31, 2003, compared to $66.7 million for the year ended December 31, 2002. Interest expense for the year ended December 31, 2002 included a $6.3 million pre-tax reclassification related to the extinguishment of debt under the Company’s Zero Coupon Convertible Subordinated Debentures that was previously recorded as an extraordinary loss (see Note 23 to the Consolidated Financial Statements). Other than this $6.3 million reclassification, the decrease in interest expense from the year ended December 31, 2002 to the year ended December 31, 2003 was primarily due to the reduction in the weighted average interest rate (which includes fees associated with the Company’s borrowings and interest rate swap agreements) for the year ended December 31, 2003 of 4.2%, compared to 6.0% for the year ended December 31, 2002. Partially offsetting the impact of the reduction in the weighted average interest rate was an increase in the Company’s commercial paper program of approximately $230.1 million, of which $125.1 million was used to partially fund the Cobalt acquisition.

Other expense, net decreased $19.0 million to $36.1 million for the year ended December 31, 2003, compared to $55.1 million for the year ended December 31, 2002. Prior to 2003, results of the Company’s insurance general agency subsidiary were reported on a “net basis” in other expense, net. For the year ended December 31, 2003, the results have been recorded on a “gross basis,” with external revenue reported in management services and other revenue, commissions reported in selling expense and other costs reported in general and administrative expense. The impact of this change is a reduction of $17.7 million in other expense, net for the year ended December 31, 2003. In addition, the decrease also resulted from lower losses on disposal of fixed assets of approximately $9.9 million. These decreases were offset by the following items: (i) an increase in intangible amortization of approximately $3.2 million during the quarter ended December 31, 2003, primarily due to the amortization of intangibles acquired in the Cobalt acquisition, (ii) an increase in minority interest expense of $2.7 million related to an equity interest in the Atlanta CHPN. (See “Item 1. Business—Managed Health Care Networks and Provider Relations—Blue Cross Blue Shield of Georgia.”) and (iii) a decrease in income from the Company’s share of its investments in a joint venture of $2.7 million.

The Company’s net income for the year ended December 31, 2003 was $935.2 million, compared to $703.1 million for the year ended December 31, 2002. Net income for the year ended December 31, 2002 included a $38.9 million after-tax realized gain ($64.9 million less $26.0 million tax) from the Company’s investment in Trigon Healthcare, Inc. Net income for the year ended December 31, 2002 also included an extraordinary gain of $8.9 million, or $0.06 per basic and diluted share. The extraordinary gain was related to the acquisition of MethodistCare, resulting from an excess of the fair value of net assets over acquisition costs. Earnings per share totaled $6.34 and $4.87 for the years ended December 31, 2003 and 2002, respectively. Earnings per share assuming full dilution totaled $6.16 and $4.67 for the years ended December 31, 2003 and 2002, respectively.

Earnings per share for the year ended December 31, 2003 is based upon weighted average shares outstanding of 147.5 million shares, excluding potential Common Stock, and 151.8 million shares, assuming full dilution. Earnings per share for the year ended December 31, 2002 is based upon 144.2 million shares, excluding potential Common Stock, and 150.9 million shares, assuming full dilution. The increase in weighted average shares outstanding assuming full dilution primarily resulted from the issuance of shares related to the Cobalt acquisition, RightCHOICE acquisition and the Company’s stock option and stock purchase plans. These increases were partially offset by the redemption of the Company’s Zero Coupon Convertible Subordinated Debentures in 2002.

Comparison of Results for the Year Ended December 31, 2002 to the Year Ended December 31, 2001

On March 15, 2002, WellPoint effected a two-for-one split of the Company’s Common Stock. The stock split was in the form of a 100% stock dividend of one additional share of WellPoint Common Stock for each share outstanding. Share and per share data for 2001 have been adjusted to give effect to the stock split.

The operating results for the year ended December 31, 2002 compared to the year ended December 31, 2001 were impacted by the RightCHOICE acquisition, which was consummated on January 31, 2002. Specifically, the Company’s operating results for the year ended December 31, 2002 included eleven months of operating results attributable to the acquired RightCHOICE business. Additionally, the year ended December 31, 2002 included twelve months of operating results attributable to the Cerulean acquisition while the year ended December 31, 2001 only included nine-and-a half months, from the March 15, 2001 acquisition date. In order to provide a more meaningful comparison of the Company’s results of operations for the year ended December 31, 2002 versus the year ended December 31, 2001, the following discussion presents financial measures that exclude operating results attributable to the acquired RightCHOICE business for the eleven months ended December 31, 2002, from the January 31, 2002 acquisition date. In addition, two-and-a-half months of operating results attributable to acquired Cerulean business, January 1, 2002 to March 15, 2002, were excluded from operating results for the year ended December 31, 2002. WellPoint refers to these adjusted measures of operating results as “Same-Store.” While this Same-Store methodology is consistent with the analysis of the operating results for the year ended December 31, 2003 versus the year ended December 31, 2002, it is different than the methodology employed in the Company’s annual report on Form 10-K for the year ended December 31, 2002. In that analysis, operating results attributable to acquired Cerulean business were excluded from both fiscal periods (nine-and-a half months of 2001 and twelve months of 2002). The difference in the methodologies does not yield any material differences. The Company uses the Same-Store methodology presented below for purposes of reporting comparative financial results to its Board of Directors.

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

Investment income was $314.0 million for the year ended December 31, 2002, compared to $241.8 million for the year ended December 31, 2001, an increase of $72.2 million or 29.9%. This $72.2 million increase was a result of a net realized investment gain of $55.4 million for the year ended December 31, 2002, compared to a net realized investment loss of $4.2 million for the year ended December 31, 2001. The net realized investment gains in 2002 were primarily due to a pre-tax investment gain of $64.9 million realized from WellPoint’s investment in Trigon Healthcare, Inc., which was acquired by Anthem, Inc. during 2002. In accordance with generally accepted accounting principles, WellPoint realized the gain related to its investment upon completion of the Trigon transaction. Excluding this gain on the Trigon transaction, net realized investment losses for the years ended December 31, 2002 and 2001 would have been $9.5 million and $4.2 million, respectively. This increase in net realized investment losses of $5.3 million resulted primarily from the Company’s restructuring of its investment portfolio mix in 2002. The Company believes the disclosure of net realized investment losses for the year ended December 31, 2002 excluding the Trigon gain is useful to investors in understanding the reasons, other than the Trigon gain, for the change in net realized investment losses from the year ended December 31, 2001. The Company also excludes the Trigon gain for purposes of reporting comparative financial results to its Board of Directors. Gross investment income increased $16.1 million, or 6.4%, for the year ended December 31, 2002 from the year ended December 31, 2001 as a result of higher average investment balances during the year ended December 31, 2002 (for which gross investment income was $267.9 million) versus the year ended December 31, 2001 (for which gross investment income was $251.8 million). As a partial offset to this increase, net investment expenses increased by $3.5 million from $5.8 million for the year ended December 31, 2001 to $9.3 million for the year ended December 31, 2002, due primarily to higher investment manager fees.

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

The medical care ratio for the year ended December 31, 2002 of 81.5% remained unchanged from the year ended December 31, 2001. The medical care ratio attributable to the Health Care segment was 81.9% for the year ended December 31, 2002 compared to 82.0% for the year ended December 31, 2001. The medical care ratio attributable to the Specialty segment was 68.4% for the year ended December 31, 2002 compared to 70.4% for the year ended December 31, 2001. The acquired RightCHOICE business had a slightly lower medical care ratio than the Company’s core businesses, while the acquired Cerulean business experienced a higher medical care ratio than the Company’s core businesses due to Cerulean’s higher percentage of large employer group business and fewer managed care offerings. Excluding health care services and other benefits expense attributable to the acquired RightCHOICE business of $928.4 million for the eleven months ended December 31, 2002 and acquired Cerulean business of $455.2 million from January 1, 2002 to March 15, 2002, health care services and other benefits expense increased $2,391.2 million, or 25.3%, on a Same-Store basis, commensurate with the Same-Store increase in premium revenue. On a Same-Store basis, the medical care ratio for the Company remained unchanged at 81.5% for the years ended December 31, 2002 and 2001.

The selling expense ratio for the year ended December 31, 2002 decreased to 4.0%, compared to 4.1% for the year ended December 31, 2001. The acquired Cerulean business experienced a lower selling expense ratio due primarily to its lower percentage of individual and small employer group business. The acquired RightCHOICE business also experienced a slightly lower selling expense ratio than the Company’s core businesses. Excluding selling expense attributable to the acquired RightCHOICE business of $52.0 million and combined premium revenue and management services and other revenue of $1,295.7 million for the eleven months ended December 31, 2002 and selling expense attributable to the acquired Cerulean business of $16.3 million and combined premium revenue and management services and other revenue of $576.4 million from January 1, 2002 to March 15, 2002, the selling expense ratio remained unchanged at 4.0% and 4.1% for the years ended December 31, 2002 and 2001, respectively.

The general and administrative expense ratio decreased to 12.7% for the year ended December 31, 2002 from 13.7% for the year ended December 31, 2001. The acquired RightCHOICE business experienced a higher general and administrative expense ratio than the Company’s core businesses for the year ended December 31, 2002 due to integration expenses, its higher concentration of administrative services business and certain other transaction-related expenses. The acquired Cerulean business experienced an improved general and administrative expense ratio for the year ended December 31, 2002 over the year ended December 31, 2001. Excluding general and administrative expense attributable to the acquired RightCHOICE business of $203.5 million and combined premium revenue and management services and other revenue of $1,295.7 million for the eleven months ended December 31, 2002 and general and administrative expense attributable to the acquired Cerulean business of $76.9 million and combined premium revenue and management services and other revenue of $576.4 million from January 1, 2002 to March 15, 2002, the general and administrative expense ratio decreased to 12.4% for the year ended December 31, 2002, compared to 13.7% for the year ended December 31, 2001. This decrease was due to administrative efficiencies from technology investments and systems convergence efforts and fixed administrative costs spread over a larger membership base.

Interest expense increased $16.8 million to $66.7 million for the year ended December 31, 2002, compared to $49.9 million for the year ended December 31, 2001. As mentioned earlier, interest expense for the year ended December 31, 2002 included a $6.3 million pre-tax reclassification related to the extinguishment of debt under the Company’s Zero Coupon Convertible Subordinated Debentures that was previously recorded as an extraordinary loss (see Note 23 to the Consolidated Financial Statements). Other than this $6.3 million reclassification, the increase in interest expense from the year ended December 31, 2001 to the year ended December 31, 2002 was related to the higher average debt balance for the year ended December 31, 2002 in comparison to the year ended December 31, 2001, primarily due to the issuance of the $350.0 million aggregate principal amount at maturity of 6 3/8% Notes on January 16, 2002 (see Note 11 to the Consolidated Financial Statements) as a result of the RightCHOICE acquisition. Partially offsetting the increase in interest expense was a reduction in borrowing rates. The weighted average interest rate for all debt for the years ended December 31, 2002 and 2001, including the fees associated with the Company’s borrowings and interest rate swap agreements, was 6.0% and 6.7%, respectively.

Other expense, net decreased $19.6 million to $55.1 million for the year ended December 31, 2002, compared to $74.7 million for the year ended December 31, 2001. The decrease resulted from lower amortization of goodwill and other intangible assets due to the implementation of Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (“SFAS No. 142”), which accounted for $41.3 million of the decrease in amortization expense, an increase in income from the Company’s share of its investments in joint ventures of $4.4 million and a decrease in minority interest expense of $3.9 million related to an equity interest in the Atlanta CHPN. (See “Item 1. Business—Managed Health Care Networks and Provider Relations—Blue Cross Blue Shield of Georgia.”) These decreases were partially offset by the following items: (i) an increase in amortization of intangible assets with definite useful lives of $16.2 million, primarily due to recent acquisitions, (ii) an increase in losses on the disposition of fixed assets of $5.7 million and (iii) an increase in net operating expenses of $7.9 million from an insurance general agency subsidiary owned by the Company.

The Company’s net income for the year ended December 31, 2002 was $703.1 million, compared to $414.7 million for the year ended December 31, 2001. Net income for the year ended December 31, 2002 included net realized investment gains of $33.3 million, net of tax, which included a $38.9 million after-tax realized gain from the Company’s investment in Trigon Healthcare, Inc. as discussed earlier and an extraordinary gain related to the acquisition of MethodistCare, resulting from an excess of the fair value of net assets over acquisition costs. This extraordinary gain amounted to $8.9 million, or $0.06 per diluted share. The Company reclassified the pre-tax extraordinary loss related to the early redemption of certain of the Company’s Zero Coupon Convertible Subordinated Debentures due 2019 of $6.3 million ($3.8 million, net of tax, or $0.03 per diluted share) to interest expense pursuant to Statement of Accounting Standards No. 145, “Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections.” (See Note 23 to the Consolidated Financial Statements.) Net income for the year ended December 31, 2002, excluding net realized investment gains of $33.3 million and the $8.9 million extraordinary gain, was $660.9 million, or $4.39 per diluted share. For the year ended December 31, 2001, adjusted for the SFAS No. 142 impact of $32.2 million, net income would have been $446.9 million or $3.39 per diluted share. (See Note 7 to the Consolidated Financial Statements.)

Earnings per share including the extraordinary gain totaled $4.87 for the year ended December 31, 2002 and $3.27 for the year ended December 31, 2001. Earnings per share assuming full dilution including the extraordinary gain totaled $4.67 for the year ended December 31, 2002 and $3.15 for the year ended December 31, 2001.

Earnings per share for the year ended December 31, 2002 is based upon weighted average shares outstanding of 144.2 million shares, excluding potential Common Stock, and 150.9 million shares, assuming full dilution. Earnings per share for the year ended December 31, 2001 is based on 126.9 million shares, excluding potential Common Stock, and 132.4 million shares, assuming full dilution. The increase in weighted average shares outstanding primarily resulted from the issuance of shares related to the RightCHOICE acquisition and the Company’s stock option and stock purchase plans.

Financial Condition

The Company’s consolidated assets increased by $3,318.1 million, or 28.9%, to $14,788.7 million as of December 31, 2003 from $11,470.6 million as of December 31, 2002. The increase in total assets was partially attributable to the acquisition of Cobalt, which accounted for $1,301.9 million, or 39.2%, of the increase. The total acquired assets of Cobalt of $1,301.9 million were reduced by acquisition-related adjustments of $341.1 million, primarily related to cash paid to holders of Cobalt common stock of $427.5 million offset by debt incurred to finance the acquisition of $125.1 million. Excluding Cobalt, the increase in total assets was primarily due to growth in cash and investments of $1,913.9 million as a result of operating cash flows attributable to net income and an increase in advances on security lending deposits. The remaining increase in total assets, excluding Cobalt, was driven by an increase in property and equipment, prepaid assets and other non-current assets. Cash and investments totaled $8.8 billion as of December 31, 2003, or 59.7% of total assets.

Overall claims liabilities, which is composed of medical claims payable and reserves for future policy benefits, increased $458.8 million, or 17.0%, to $3,164.4 million as of December 31, 2003 from $2,705.6 million as of December 31, 2002. This increase was due to claim liabilities associated with the Cobalt acquisition of $294.8 million and an increase in the claims liabilities associated with the Company’s core businesses of $164.0 million, primarily resulting from a Same-Store increase in insured member months of 4.9% for the year ended December 31, 2003 compared to the year ended December 31, 2002. See “Critical Accounting Policies” for a

discussion of medical claims payable and reserves for future policy benefits. As of December 31, 2003, the Company’s long-term indebtedness was $1,238.3 million, of which $459.4 million was related to the Company’s 6 3/8% Notes due 2006 (which includes a fair value adjustment of $9.9 million), $349.1 million was related to the Company’s 6 3/8% Notes due 2012 and $429.8 million was related to the commercial paper program. The 6 3/8% Notes due 2012, with an aggregate principal amount at maturity of $350.0 million, were issued to partially finance the RightCHOICE acquisition in 2002. The Company’s revolving credit facility indebtedness of $235.0 million at December 31, 2001 was repaid during the year ended December 31, 2002, with $200.0 million obtained through the commercial paper program and operating cash of $35.0 million. During the year ended December 31, 2003, the Company issued an additional $104.7 million in commercial paper (net of repayments made during the year) to repurchase Common Stock of the Company. In the third quarter of 2003, the Company also issued an additional $125.1 million in commercial paper primarily to finance the purchase of Cobalt (refer to “Liquidity and Capital Resources” below for a discussion of the potential repurchase of the Company’s commercial paper as a result of the Company’s pending merger with Anthem, Inc.).

Stockholders’ equity totaled $5,429.9 million as of December 31, 2003, an increase of $1,453.2 million from $3,976.7 million as of December 31, 2002. The increase was primarily due to net income of $935.2 million for the year ended December 31, 2003, the net issuance of 5.1 million shares, or $441.4 million, of the Company’s Common Stock related to the acquisition of Cobalt, a net increase of $382.3 million from the reissuance of treasury stock related to the Company’s employee 401(k) plan, stock option and stock purchase plans and an increase in other comprehensive income of $105.6 million, net of taxes. Partially offsetting these increases were the repurchase of 3.9 million shares of the Company’s Common Stock for $268.6 million and net losses from the reissuance of treasury stock of $142.7 million.

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

The Company’s strategy for achieving its investment goals is broad diversification of its investments, both across and within asset classes. As of December 31, 2003, the Company’s investment portfolio consisted primarily of investment grade fixed-income securities. The Company’s portfolio also included large capitalization and small capitalization domestic equities, foreign equities, tax-exempt municipal bonds and a small amount of non-investment grade debt securities. The fixed-income assets include both short and long-duration securities with an attempt to match the Company’s funding needs. The Company’s investment policy contains limitations regarding concentration in individual securities and industries and generally prohibits speculative and leveraged investments. Cash and investment balances maintained by the Company are sufficient to meet applicable regulatory financial stability and net worth requirements, including license requirements of the Blue Cross and Blue Shield Association.

WellPoint, as the parent company, requires cash for debt repayment, stock repurchases, acquisitions and other general corporate purposes. A substantial portion of WellPoint’s cash requirements is funded by dividends received from its regulated operating subsidiaries. Payments of dividends to WellPoint by its regulated operating subsidiaries are subject to certain restrictions imposed by state regulations. There is no assurance that the Company will receive any regulatory approvals that might be required for future dividend payments. As of December 31, 2003, the Company, as a stand-alone entity, had $298.8 million in cash and investments.

Net cash provided by operating activities was $1,464.1 million for the year ended December 31, 2003, compared with $1,401.0 million for the year ended December 31, 2002. Net cash provided by operating activities for the year ended December 31, 2003 was due primarily to net income of $935.2 million, an increase in medical claims payable of $138.2 million due to membership growth and higher health care expenses per member per month, an increase in accounts payable and accrued expenses of $190.6 million primarily attributable to employee compensation related accruals, an increase in income taxes payable of $137.9 million and an increase in other current liabilities of $91.4 million due to timing of pharmaceutical drug and pharmacy rebate payments, increases in drug purchases and timing of other accruals related to normal operations. Partially offsetting these increases was an increase in receivables, net of $172.2 million due to timing of cash receipts, primarily related to pharmacy rebates, receivables from hospitals and government agencies and membership growth.

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

Net cash provided by financing activities totaled $843.0 million for the year ended December 31, 2003, compared with $232.6 million for the year ended December 31, 2002. The net cash provided by financing activities for the year ended December 31, 2003 was primarily attributable to additional advances on securities lending deposits of $716.7 million, additional debt of $230.1 million, of which $125.1 million was used to partially finance the acquisition of Cobalt and the remaining balance was incurred to partially finance the $268.6 million repurchase of Company Common Stock, and the receipt of proceeds from the issuance of Common Stock related to the Company’s stock option and stock purchase plans of $164.8 million.

Effective March 30, 2001, the Company entered into two unsecured revolving credit facilities allowing aggregate indebtedness of $1.0 billion in principal amount. Borrowings under these facilities (which are generally referred to collectively as the Company’s “revolving credit facility”) bear interest at rates determined by reference to the bank’s base rate or to the London InterBank Offered Rate (“LIBOR”) plus a margin determined by reference to the then-current rating of the Company’s senior unsecured long-term debt by specified rating agencies. One facility, which provides for borrowings not to exceed $750.0 million at any time outstanding, expires as of March 30, 2006, although it may be extended for up to two additional one-year periods under certain circumstances. The other facility, which provides for borrowings not to exceed $250.0 million at any time outstanding, expires on March 25, 2005.  Any amount outstanding under this facility as of March 25, 2005 may be converted into a one-year term loan at the option of the Company and will bear interest at rates determined by reference to the bank’s base rate or LIBOR plus a margin determined by reference to the then-current rating of the Company’s unsecured long-term debt by specified rating agencies, plus 0.125% until paid in full.  Loans under the $250.0 million facility are made on a committed basis. Loans under the $750.0 million facility are made on a committed basis or pursuant to an auction bid process. The $750.0 million facility also contains sublimits for letters of credit and “swingline” loans. Each credit agreement requires the Company to maintain certain financial ratios and contains restrictive covenants, including restrictions on the incurrence of additional indebtedness and the granting of certain liens, limitations on acquisitions and investments and limitations on changes in control (see Note 11 to the Consolidated Financial Statements). As of December 31, 2003 and December 31, 2002, there were no amounts outstanding under the revolving credit facility.

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

On October 2, 2002, the Company announced that it had elected to redeem its Zero Coupon Convertible Subordinated Debentures due 2019 (the “Debentures”) as of October 28, 2002. Substantially all of the Debentures were tendered for conversion into the Company’s Common Stock prior to the redemption date. Approximately $50,000 principal amount at maturity of the Debentures were settled in cash. This conversion did not have an extraordinary income statement impact. (See Note 11 to the Consolidated Financial Statements.) Prior to the Company’s announcement of its election to redeem the Debentures, Debentureholders in 2002 converted $18.0 million in aggregate principal amount at maturity of the Company’s Debentures with a carrying value (including accreted interest) of $12.6 million. In lieu of delivering shares of Common Stock upon conversion of these Debentures, the Company elected to pay cash of $18.9 million, which resulted in an extraordinary after-tax loss of $3.8 million, as shown on the Consolidated Income Statements in the Company’s annual report on Form 10-K for the year ended December 31, 2002. In accordance with SFAS No. 145, which was effective for fiscal years beginning after May 15, 2002, the Company had determined that the extinguishment of debt under the Debentures did not meet the requirements of unusual or infrequent and therefore would not be included as an extraordinary item with the rescission of FASB Statement No. 4. Accordingly, for the year ended December 31, 2002, the Company reclassified an extraordinary loss of $6.3 million, which included a tax benefit of $2.5 million, to interest expense.

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

The Company’s contractual obligations relating to debt, leases, significant purchase obligations and other long-term liabilities at December 31, 2003 were as follows:

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

(D)                               Contractual obligations relating to other long-term liabilities on the Company’s Consolidated Balance Sheets for which payments are uncertain are not reflected in the table above.

The Company’s committed credit availability as of December 31, 2003 was as follows:

			Amount of Available Commitment Expiration Per Period
	Total Committed	Total Available	2004	2005	2006	2007	2008
	(In millions)

Revolving Credit-committed and available(A)	$1,000.0	$1,000.0	$—	$250.0	$750.0	$—	$—

(A)                              The $250.0 million facility expires on March 25, 2005. Any amount outstanding under this facility as of March 25, 2005 may be converted into a one-year term loan at the option of the Company.

The Company believes that cash flow generated by operations and its cash and investment balances, supplemented by the Company’s ability to borrow under its existing revolving credit facility, commercial paper program or through public or private financing sources, will be sufficient to fund continuing operations and expected capital requirements for the foreseeable future.

Pending and Recent Transactions

Pending Merger With Anthem

On October 26, 2003, WellPoint entered into a merger agreement with Anthem, Inc. (“Anthem”). The consideration to be received by the stockholders of WellPoint will be composed of $23.80 in cash and one share of Anthem common stock per share of WellPoint Common Stock. Based on the closing price of Anthem’s common stock on October 24, 2003, the transaction was valued at approximately $16.4 billion. Upon completion of this transaction, WellPoint will merge into a wholly owned subsidiary of Anthem and Anthem will change its name to WellPoint, Inc. Anthem, a publicly traded company, is an independent licensee of the Blue Cross and Blue Shield Association and holds the exclusive right to use the Blue Cross and Blue Shield names and marks in the states of Indiana, Kentucky, Ohio, Connecticut, New Hampshire, Colorado, Nevada, Maine and Virginia, excluding the immediate suburbs of Washington D.C. As of December 31, 2003, Anthem provided health care benefits to more than 11.9 million medical members, which includes BlueCard “host” members. Headquartered in Indianapolis, Indiana, Anthem, along with its subsidiaries, offers a diverse portfolio of complementary health and group life insurance, managed care products, pharmacy benefit management and government health program administration.

The transaction is subject to customary closing conditions, including, among other things, approval of WellPoint’s and Anthem’s shareholders, various regulatory agencies and the Blue Cross and Blue Shield Association.

In connection with obtaining the approval of WellPoint’s and Anthem’s shareholders for the proposed merger, Anthem filed a preliminary registration statement on Form S-4, including the preliminary joint proxy statement/prospectus constituting a part thereof, with the Securities and Exchange Commission on November 26, 2003. Anthem will file a final registration statement, including a definitive joint proxy statement/prospectus constituting a part thereof, and other documents with the Securities and Exchange Commission. The final joint proxy statement/prospectus will be mailed to holders of WellPoint and Anthem common stock.

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

The Blue Cross and Blue Shield Association must approve the transfer to Anthem of WellPoint’s licenses to use the Blue Cross and Blue Shield names and marks in WellPoint’s geographical territories. Anthem and WellPoint submitted a joint application requesting that, in connection with the completion of the merger, the Blue Cross and Blue Shield Association grant to Anthem the licenses for the WellPoint service area. The Blue Cross and Blue Shield Association unanimously approved this application on March 18, 2004.

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

Following the merger, WellPoint stockholders will become shareholders of Anthem. In addition, in the merger agreement, among other things, WellPoint has agreed that Anthem will have its corporate headquarters and principal executive offices in Indianapolis, Indiana and that Anthem’s name will be changed to WellPoint, Inc. WellPoint and Anthem have also agreed to file an application to have the common stock of Anthem listed on the New York Stock Exchange under the ticker symbol “WLP.”

After the merger, the board of directors of Anthem will have 19 members, consisting of 11 current members of Anthem’s board of directors designated by Anthem (including Larry C. Glasscock) and eight current members of WellPoint’s board of directors designated by WellPoint (including Leonard D. Schaeffer). Also after the merger, Leonard D. Schaeffer of WellPoint will be Chairman of the Board of Directors of Anthem and Larry C. Glasscock of Anthem will be the President and Chief Executive Officer and a director of Anthem. By the second anniversary of the completion of the merger, Leonard D. Schaeffer will retire as Chairman and as a director of Anthem and Larry C. Glasscock will succeed him as Chairman.

Either WellPoint or Anthem may terminate the merger agreement, even after the requisite shareholder approvals have been received, if the merger has not been completed by November 30, 2004, and either of them may also terminate the merger agreement in certain other circumstances specified in the merger agreement. The Company currently expects the transaction to close by mid-2004.

CareFirst Merger Agreement

In November 2001, WellPoint entered into a merger agreement with CareFirst, Inc. (“CareFirst”), which agreement was amended in January 2003. CareFirst has the exclusive right to use the Blue Cross and Blue Shield names and marks in Maryland, Delaware, the District of Columbia and certain counties in Northern Virginia. Under the amended merger agreement, CareFirst would have become a subsidiary of WellPoint. The consummation of the CareFirst transaction was subject to a number of conditions, including the approval of the insurance regulators in Maryland, Delaware and the District of Columbia for the conversion of CareFirst from a non-profit corporation to a for-profit entity. On March 5, 2003, the Maryland insurance commissioner issued an order disapproving this conversion. In August 2003, the Company received a notice from CareFirst electing to terminate the amended merger agreement in accordance with its terms.

In August 2003, the Company received a Grand Jury subpoena from the United States Attorney’s office in the District of Maryland requesting various documents relating to the CareFirst transaction. The Company has responded to the request and intends to cooperate fully with the United States Attorney’s office. The Company has no reason to believe it is a target of the proceedings.

Tax Issues Relating to the WellPoint and RightCHOICE Recapitalizations

In connection with the Recapitalization, BCC received a ruling from the IRS that, among other things, the BCC Conversion qualified as a tax-free transaction and that no gain or loss was recognized by BCC for federal income tax purposes. If the ruling were to be subsequently revoked, modified or not honored by the IRS (due to a change in law or for any other reason), WellPoint, as the successor to BCC, could be subject to federal income tax on the difference between the value of BCC at the time of the BCC Conversion and BCC’s tax basis in its assets at the time of the BCC Conversion. The potential tax liability to WellPoint if the BCC Conversion is treated as a taxable transaction is currently estimated to be approximately $696.0 million, plus interest (and possibly penalties). WellPoint and the California Foundation entered into an Indemnification Agreement that provides, with certain exceptions, that the California Foundation will indemnify WellPoint against the net tax liability as a result of a revocation or modification, in whole or in part, of the ruling by the IRS or a determination by the IRS that the BCC Conversion constitutes a taxable transaction for federal income tax purposes. In the event a tax liability should arise against which the California Foundation has agreed to indemnify WellPoint, there can be no assurance that the California Foundation will have sufficient assets to satisfy the liability in full, in which case WellPoint would bear all or a portion of the cost of the liability, which could have a material adverse effect on WellPoint’s financial condition.

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

On November 30, 2000, RightCHOICE completed a reorganization (the “RightCHOICE Recapitalization”) with its majority stockholder, RightCHOICE Managed Care, Inc., a Missouri corporation (“Old RightCHOICE”). As part of the RightCHOICE Recapitalization, the Missouri Foundation for Health (the “Missouri Foundation”) became the holder of approximately 80% of RightCHOICE common stock. In connection with the RightCHOICE Recapitalization, the predecessor of Old RightCHOICE, Blue Cross and Blue Shield of Missouri, received a ruling from the IRS that, among other things, the conversion of Blue Cross and Blue Shield of Missouri from a non-profit corporation to a for-profit corporation qualified as a reorganization under the Internal Revenue Code and that Blue Cross and Blue Shield of Missouri recognized no gain or loss for federal income tax purposes. If the IRS subsequently revokes, modifies or decides not to honor the ruling due to a change in law or for any other reason, RightCHOICE, as the successor to Old RightCHOICE, could be subject to federal income tax on the difference between the value of each of Blue Cross and Blue Shield of Missouri’s assets at the time of the RightCHOICE Recapitalization and its tax basis in its assets at the time of the RightCHOICE Recapitalization. RightCHOICE is now a wholly owned subsidiary of WellPoint. RightCHOICE and the Missouri Foundation entered into an indemnification agreement that provides, with certain exceptions, that the Missouri Foundation will indemnify RightCHOICE against the tax liability as a result of the IRS’s revocation or modification, in whole or in part, of its ruling, or an IRS determination that RightCHOICE’s conversion was a taxable transaction for federal income tax purposes. If a tax liability should arise against which the Missouri Foundation has agreed to indemnify RightCHOICE, the Missouri Foundation may not have sufficient assets to pay the liability. RightCHOICE would then bear all or a portion of the liability, which could have a material adverse effect on the financial condition of RightCHOICE and the Company.

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

Medical Claims Payable

Medical claims payable includes claims in process as well as provisions for the estimate of incurred but not reported claims (“IBNR”) and provisions for disputed claims obligations. As of December 31, 2003, approximately 90% of the Company’s medical claims payable consisted of IBNR and claims in process. Such estimates are developed using actuarial principles and assumptions that consider, among other things, contractual requirements, historical utilization trends and payment patterns, benefits changes, medical inflation, product mix, seasonality, membership and other relevant factors. In developing IBNR, the Company applies different estimation methods depending on the period for which incurred claims are being estimated. For the most recent four months, the incurred claims are estimated from the trend analysis based on per member per month claims trends developed from the experience in preceding months. For periods prior to the most recent four months, the key assumption used in developing the Company’s IBNR is that the completion factor pattern remains consistent over a rolling 12-month period. The completion factor is an actuarial estimate, based upon historical experience, of the percentage of claims incurred during a given period that have been adjudicated by the Company as of the date of estimation. This approach is consistently applied to each period presented.

The completion factors and claims per member per month trend factor are the most significant factors used in estimating the Company’s IBNR. The following table illustrates the sensitivity of these factors using December 31, 2003 data and the estimated potential impact on the Company’s operating results caused by these factors:

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

In addition, assuming a hypothetical 1% difference between the Company’s December 31, 2003 estimated claims liability and the actual claims incurred, net income for the year ended December 31, 2003 would increase or decrease by $16.5 million, while diluted net income per share would increase or decrease by $0.11 per share.

Other relevant factors include exceptional situations that might require judgmental adjustments in setting the outstanding reserves, such as system conversions, processing interruptions, environmental changes or other factors. None of these factors had a material impact on the development of the Company’s claims payable estimates during any of the periods presented. All of these factors are used in estimating IBNR and are important to the Company’s reserve methodology in trending the claims per member per month for purposes of estimating the reserves for the most recent four months.

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

The following table shows the variance between total as-reported claims expense for each of 2002, 2001 and 2000 (shown as “Total Incurred” on page 44 of the Form 10-K that was filed by the Company on March 15, 2004)

and the incurred claims for such years had it been determined retrospectively (computed as the difference between “Health care services expenses incurred during period — related to current year” for the year shown and “Health care services expenses incurred during period — related to prior years” for the immediately following year) (amounts in thousands):

	2002	2001	2000

As reported basis	$12,929,043	$9,146,443	$6,660,988
Retrospective basis	12,909,818	9,013,033	6,508,781
Variance	$19,225	$133,410	$152,207

Variance to total incurred	0.1%	1.5%	2.3%

Management expects that substantially all of the development of the 2003 estimate of medical claims payable will be known during 2004.  This table shows that the Company’s estimates of this liability have approximated the actual development.

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

Capitation costs represent monthly fees paid one month in advance to physicians, certain other medical service providers and hospitals in the Company’s HMO networks as retainers for providing continuing medical care. The Company maintains various programs that provide incentives to physicians, certain other medical service providers and hospitals participating in its HMO networks through the use of risk-sharing agreements and other programs. Payments under such agreements are made based on the providers’ performance in managing health care costs while providing quality health care. Expenses related to these programs, which are based in part on estimates, are recorded in the period in which the related services are rendered. The Company believes that its reserves for medical claims payable are adequate to satisfy its ultimate claim liability. However, these estimates are inherently subject to a number of highly variable circumstances. Consequently, the actual results could differ materially from the amount recorded in the Consolidated Financial Statements.

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

For many of the Company’s HMO plans (including substantially all of its California HMO plans), the Company contracts with physicians, hospitals and other health care providers through capitation fee arrangements as a means to manage health care costs. The Company has two general types of capitation arrangements. The predominant type is the so-called “professional” capitation arrangement. Under professional capitation arrangements, the Company pays the health care provider, such as a participating medical group, a fixed amount per member per month, and the health care provider assumes the risk of the member’s utilization of certain specified health care services. Typically, under professional capitation arrangements, the health care provider does not assume the risk of the member’s utilization of any hospital-based services. The second type is the so-called “global” capitation arrangement. Under global capitation arrangements, the Company also pays the health care provider, such as a participating medical group, a fixed amount per member per month. However, under global capitation arrangements, the health care provider generally assumes the risk of the member’s utilization of all health care services (subject to certain limited exceptions and state regulatory requirements). As of December 31, 2003, 2002 and 2001, the Company had approximately eight, 10 and 16 global capitation arrangements, respectively, covering approximately 161,000, 179,000 and 185,000 members, respectively. In addition, one of the Company’s subsidiaries owns a 51% equity interest in a community health partnership network (the “CHPN”) operating in the greater Atlanta area (see “Item 1. Business—Managed Health Care Networks and Provider Relations—Blue Cross Blue Shield of Georgia”). The CHPN is a locally based equity venture between the Company’s subsidiary and a local physician group. The Company’s subsidiary has entered into a global capitation arrangement with the CHPN. As of December 31, 2003, 2002 and 2001, approximately 560,000, 535,000 and 479,000 members, respectively, were covered by this arrangement.

For the years ended December 31, 2003, 2002 and 2001, the Company’s capitation expenses of $1,626.5 million, $1,496.9 million and $1,198.0 million represented 10.5%, 11.3% and 12.7%, respectively, of the Company’s total health care services and other benefits expense. As of December 31, 2003 and 2002, the Company’s capitation expenses payable of $145.9 million and $137.0 million represented 5.3% and 5.7%, respectively, of the Company’s total medical claims payable. Medical claims payable attributable to the acquired Cobalt business as of December 31, 2003 was $168.1 million, including $0.3 million of capitation expenses payable.

The Company’s future results of operations will depend in part on its ability to predict and manage health care costs through underwriting criteria, medical management, product design and negotiation of favorable provider and hospital contracts. The Company’s ability to contain such costs may be adversely affected by changes in utilization rates, demographic characteristics, the regulatory environment, health care practices, inflation, new technologies, clusters of high-cost cases, continued consolidation of physician, hospital and other provider groups, acts of terrorism and bioterrorism or other catastrophes, including war and numerous other factors. The Company’s inability to mitigate any or all of the above-listed or other factors may adversely affect the Company’s future profitability.

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

The Company adopted SFAS No. 142 on January 1, 2002 and, accordingly, no longer amortizes goodwill and other intangible assets with indefinite useful lives. In accordance with SFAS No. 142, the Company completed the transitional evaluation of its goodwill and other intangible assets at January 1, 2002 and the annual evaluation at December 31, 2003 and 2002, and determined that there was no impairment loss. As of December 31, 2003 and 2002, total goodwill and other intangible assets were $3.3 billion and $2.4 billion, respectively. The Cobalt acquisition added $849.1 million of goodwill and other intangible assets to the balance at December 31, 2003. The Company uses an independent valuation company to determine the allocation of the intangible assets obtained in its major acquisitions. (See Note 7 to the Consolidated Financial Statements for further discussion of the Company’s goodwill and other intangible assets.)

Investments

As of December 31, 2003, the Company’s current investment securities (including securities on loan pursuant to securities lending transactions) at fair value, totaled $7.2 billion, of which 88.5% was invested in fixed-income securities and the remaining 11.5% was invested in equity securities. As of December 31, 2002, the Company’s current investment securities (including securities on loan pursuant to securities lending transactions) at fair value totaled $5.3 billion, of which 89.6% was invested in fixed-income securities and the remaining 10.4% was invested in equity securities. These investment securities are generally used to support current operations and, accordingly, have been classified as current assets. The Company’s long-term investments as of December 31, 2003 and December 31, 2002 were $161.8 million and $134.3 million, respectively, and consisted primarily of restricted assets, certain equities and other investments. Total current and long-term investments composed 50.1% and 47.2% of total assets as of December 31, 2003 and December 31, 2002, respectively.

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

As of December 31, 2003 and 2002, net unrealized gains from the Company’s fixed-income securities totaled $131.6 million and $184.5 million, respectively, primarily resulting from a general decrease in interest rates. The Company had a net unrealized gain in its equity securities portfolio as of December 31, 2003 of $157.2 million and a net unrealized loss of $49.5 million as of December 31, 2002. The Company believes that fluctuations in the Company’s net unrealized gains or losses from year to year are temporary as a result of current market conditions.

For further discussion, see “Item 7A. Quantitative and Qualitative Disclosures About Market Risk” and Note 4 to the Consolidated Financial Statements.

New Accounting Pronouncements

In April 2002, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 145, “Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections” (“SFAS No. 145”). With the rescission of FASB Statement No. 4, gains and losses from the extinguishment of debt should be classified as extraordinary items only if they meet the criteria in APB Opinion No. 30. The provisions of APB Opinion No. 30 distinguish between transactions that are part of an entity’s recurring operations and those that are unusual or infrequent or that meet the criteria for classification as an extraordinary item. The provisions of SFAS No. 145 related to the rescission of FASB Statement No. 4 are required to be applied for fiscal years beginning after May 15, 2002. The Company has determined that the extinguishment of debt under its Zero Coupon Convertible Subordinated Debentures, which were redeemed as of October 28, 2002, does not meet the requirements of unusual or infrequent and therefore would not be included as an extraordinary item with the rescission of FASB Statement No. 4. For the year ended December 31, 2002, WellPoint reclassified an extraordinary loss of $6.3 million, which included a tax benefit of $2.5 million, to interest expense. The adoption of the other provisions of SFAS No. 145 did not have a material effect on the Company’s consolidated financial statements.

In November 2002, the FASB issued Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” (“FIN No. 45”). FIN No. 45 requires that upon issuance of certain guarantees, a guarantor must recognize a liability for the fair value of the obligation assumed under the guarantee. The recognition provisions of FIN No. 45 are effective for guarantees issued or modified after December 31, 2002. Refer to Note 20 of the Notes to the Consolidated Financial Statements regarding the Company’s joint venture providing Medicaid services in Puerto Rico. The adoption of FIN No. 45 did not have a material impact on the Company’s financial condition or results of operations.

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

In January 2003, the FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities—an interpretation of ARB No. 51” (“FIN No. 46”). FIN No. 46 expands upon existing accounting guidance that addresses when a company should include in financial statements the assets, liabilities and activities of another entity. FIN No. 46 requires an enterprise to consolidate a variable interest entity if that enterprise has a variable interest that will absorb a majority of the entity’s expected losses, receive a majority of the entity’s expected residual returns or both. This interpretation applies immediately to variable interest entities created or obtained after January 31, 2003. For those variable interest entities in existence prior to January 31, 2003, the consolidation provisions of FIN No. 46 are effective July 1, 2003. In December 2003, the FASB issued Interpretation No. 46

(revised December 2003), “Consolidation of Variable Interest Entities—an interpretation of ARB No. 51” (“FIN No. 46R”). FIN No. 46R clarifies some of the provisions of FIN No. 46 and exempts certain entities from its requirements. FIN No. 46R is effective at the end of the interim period ending after March 15, 2004 for variable interest entities other than special purpose entities. The adoption of FIN No. 46 did not have a material impact on the Company’s consolidated financial statements. The Company believes the adoption of FIN No. 46R will not have a significant impact on its results of operations or financial position.

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

In December 2003, the FASB issued Statement of Financial Accounting Standards No. 132 (revised 2003), “Employers’ Disclosures about Pensions and Other Postretirement Benefits-an amendment of FASB Statements No. 87, 88, and 106” (“SFAS No. 132R”). SFAS No. 132R retains the disclosure requirements contained in FASB Statement No. 132, “Employers’ Disclosures about Pensions and Other Postretirement Benefits” (“SFAS No. 132”), and also requires additional disclosures to those in the original SFAS No. 132 about the assets, obligations, cash flows and net periodic benefit cost of defined benefit pension plans and other defined benefit postretirement plans. Except as noted, disclosures required by SFAS No. 132R are effective for financial statements with fiscal years ending after December 15, 2003. The disclosure of estimated future benefit payments required by SFAS No. 132R is effective for fiscal years ending after June 15, 2004.

On December 8, 2003, the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (“MMA”) was signed into law. MMA introduced a voluntary Medicare Part D prescription drug benefit and created a new 28% federal subsidy for the sponsors of the postretirement prescription drug benefits that are at least actuarially equivalent to the new Medicare Part D benefit. In January 2004, the FASB issued FASB Staff Position No. FAS 106-1, “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003” (“FSP FAS 106-1”). Under FSP FAS 106-1, which guidance is based on FASB Statement of Financial Accounting Standards No. 106, “Accounting for Postretirement Benefits Other Than Pensions,” sponsors must consider the two new features of MMA in measuring the accumulated postretirement benefit obligation (“APBO”) and net periodic postretirement benefit cost. In accordance with FSP FAS 106-1, the Company made a one-time election to recognize the impact of MMA. Accordingly, any measures of APBO and net periodic postretirement benefit cost in the Company’s consolidated financial statements and the related footnotes for the year ended December 31, 2003 include the effects of MMA. The adoption of the FSP FAS 106-1 did not have a material effect on the consolidated financial statements of the Company. Currently, specific authoritative guidance on the accounting for the federal subsidy is pending and that guidance, when issued, could require the Company to change previously reported information.

Factors That May Affect Future Results of Operations

Certain statements contained in “Item 7. Management’s Discussion and Analysis of Financial Condition and

Results of Operations,” such as statements concerning the Company’s geographic expansion and other business strategies, the effect of recent health care reform legislation, changes in the competitive environment and small group membership growth and other statements contained herein regarding matters that are not historical facts, are forward-looking statements (as such term is defined in the Securities Exchange Act of 1934, as amended). Such statements involve a number of risks and uncertainties that may cause actual results to differ from those projected. Factors that could cause actual results to differ materially include, but are not limited to, those discussed below. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof.

Completion of the Company’s pending merger with Anthem is contingent upon, among other things, receipt of necessary approvals from certain federal and state agencies and from the stockholders of both companies on or before November 30, 2004. Broad latitude in administering the applicable regulations is given to the federal and state agencies from which WellPoint and Anthem must seek approvals. There can be no assurance that the companies will obtain these approvals. As a condition to approval of the transaction, regulatory agencies may seek to impose requirements or limitations or costs on the way that the combined company conducts business after consummation of the transaction. If the Company or Anthem were to agree to any material requirements or limitations in order to obtain any necessary approvals, such requirements or limitations or additional costs could adversely affect the combined company’s ability to integrate the operations of the Company with those of Anthem, and could result in a material adverse effect on the combined company’s revenues or results of operations. In addition, achieving the anticipated benefits of the merger will depend in part upon whether the two companies integrate their businesses in an efficient and effective manner. Because of the complex nature of the integration process, WellPoint cannot provide any assurances regarding the ultimate success of these integration activities.

A stockholder class action lawsuit was filed in the Superior Court of Ventura County, California on October 28, 2003 against the Company and its board of directors. The lawsuit, which is entitled Abrams v. WellPoint Health Networks Inc., et al., alleges that the Company’s directors breached their fiduciary duties to stockholders by approving an Agreement and Plan of Merger with Anthem while in possession of non-public information regarding the Company’s financial results for the third quarter of 2003. The lawsuit seeks to enjoin the Company from consummating the merger with Anthem, unless the Company adopts and implements a process for obtaining the highest possible price for stockholders, and to rescind any terms of the Agreement and Plan of Merger that have already been implemented. The Company believes the lawsuit is without merit and intends to vigorously contest it.

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

In May 2000, the California Medical Association filed a lawsuit in U.S. district court in San Francisco against BCC. The lawsuit alleges that BCC violated the Racketeer Influenced and Corrupt Organizations Act (“RICO”) through various misrepresentations to and inappropriate actions against health care providers. In late 1999, a number of class-action lawsuits were brought against several of the Company’s competitors alleging, among other things, various misrepresentations regarding their health plans and breaches of fiduciary obligations to health plan members. In August 2000, the Company was added as a party to Shane v. Humana, et al., a class-action lawsuit brought on behalf of health care providers nationwide. In addition to the RICO claims brought in the California Medical Association lawsuit, this lawsuit also alleges violations of ERISA, federal and state “prompt pay” regulations and certain common law claims. In October 2000, the federal Judicial Panel on Multidistrict Litigation issued an order consolidating the California Medical Association lawsuit, the Shane lawsuit and various other pending managed care class-action lawsuits against other companies before District Court Judge Federico Moreno in the Southern District of Florida for purposes of the pretrial proceedings. In March 2001, Judge Moreno dismissed the plaintiffs’ claims based on violation of RICO, although the dismissal was made without prejudice to the plaintiffs’ ability to subsequently refile their claims. Judge Moreno also dismissed, with prejudice, the plaintiffs’ federal prompt pay law claims. On March 26, 2001, the plaintiffs filed an amended complaint in its lawsuit, alleging, among other things, revised RICO claims and violations of California law. On May 3, 2001, the defendants filed a motion to dismiss this amended complaint. On May 9, 2001, Judge Moreno issued an order requiring that all discovery in the litigation be completed by December 2001, with the exception of discovery related to expert witnesses, which was to be completed by March 15, 2002. In June 2001, the federal Court of Appeals for the 11th Circuit issued a stay of Judge Moreno’s discovery order, pending a hearing before the Court of Appeals on the Company’s appeal of its motion to compel arbitration (which had earlier been granted in part and denied in part by Judge Moreno). The hearing was held in January 2002 and, in March 2002, the Court of Appeals panel issued an opinion affirming Judge Moreno’s earlier action with respect to the motion to compel arbitration. The Company filed a motion requesting a rehearing of the matter before the entire 11th Circuit Court of Appeals, which motion was denied by the 11th Circuit Court of Appeals in June 2002. On July 29, 2002, Judge Moreno issued an order providing that discovery in the case would be allowed to re-commence on September 30, 2002. On September 26, 2002, Judge Moreno issued an additional order certifying a nationwide class of physicians in the Shane matter, setting a trial date in May 2003 and ordering the parties to participate in non-binding mediation. In October 2002, the defendants, among other things, moved to compel arbitration of most claims (which motion was granted in part in September 2003). In October 2002, the Company also filed a motion with the 11th Circuit Court of Appeals seeking to appeal Judge Moreno’s class-certification order. The motion was granted. The 11th Circuit heard oral argument on September 11, 2003 on the Company’s appeal. A mediator has been appointed by Judge Moreno and the parties are currently conducting court-ordered mediation. In January 2004, Judge Moreno set a new trial date in September 2004 and extended the deadline for discovery to March 31, 2004, which may be further extended.

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

In May 2003, a lawsuit entitled Thomas, et al. v. Blue Cross and Blue Shield Association, et al. was filed in the U.S. District Court in the Southern District of Florida. The attorneys representing the plaintiffs in the lawsuit are primarily the attorneys representing the plaintiffs in the Shane litigation described above. The defendants in Thomas are the Company’s Blue Cross and Blue Shield-licensed subsidiaries, the BCBSA and all of the other current Blue Cross and Blue Shield licensees. The lawsuit alleges that each of the defendants engaged in similar activities and conduct as that alleged in the Shane litigation. The case has been assigned to Judge Moreno. The defendants have moved to compel arbitration and to dismiss the complaint.

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

In October 2003, a lawsuit entitled Solomon, et al. v. Cigna, et al. was filed in the U.S. District Court in the Southern District in Florida. The Company is a named defendant in this lawsuit, although the Company has not yet been served. This lawsuit is also a putative class action brought on behalf of chiropractors, podiatrists and certain other types of health care practitioners nationwide. This lawsuit also alleges that the defendants engaged in similar activities and conduct as that alleged in the Shane litigation. On December 15, 2003, this lawsuit was transferred to Judge Moreno, and the case was consolidated with the Knecht lawsuit for pre-trial purposes. Both of these cases are currently stayed. In December 2003, the plaintiffs in Solomon, et al. v. Cigna, et al. filed a similar lawsuit against the Company, the Company’s Blue Cross and Blue Shield-licensed subsidiaries, the BCBSA and all of the other current Blue Cross and Blue Shield licensees. The lawsuit is entitled Solomon, et al. v. Blue Cross and Blue Shield Association, et al. and was filed in the U.S. District Court in the Southern District in Florida. On January 7, 2004, this lawsuit was transferred to Judge Moreno. On March 9, 2004, Judge Moreno issued an order restoring this case to the active docket and placing it on a coordinated track with the Thomas lawsuit.

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

Substantially all of the Company’s investment assets are in interest-yielding debt securities of varying maturities or equity securities. The value of fixed- income securities is highly sensitive to fluctuations in short- and long-term interest rates, with the value decreasing as such rates increase and increasing as such rates decrease. In addition, the value of equity securities can fluctuate significantly with changes in market conditions. Changes in the value of the Company’s investment assets, as a result of interest rate fluctuations, can affect the Company’s results of operations and stockholders’ equity. There can be no assurances that interest rate fluctuations will not have a material adverse effect on the results of operations or financial condition of the Company.

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

In December 2000, a wholly owned subsidiary of the Company completed its acquisition of certain mail order pharmaceutical service assets and now conducts business as a mail order pharmacy. The pharmacy business is subject to extensive federal, state and local regulations that are in many instances different from those under which the Company’s core health plan business currently operates. The failure to properly adhere to these and other applicable regulations could result in the imposition of civil and criminal penalties, which could adversely affect the Company’s results of operations or financial condition. In addition, pharmacies are exposed to risks inherent in the packaging and distribution of pharmaceuticals and other health care products. Although the Company currently maintains and intends to continue to maintain professional liability and errors and omissions liability insurance, there can be no assurances that the coverage limits under such insurance programs will be adequate to protect against future claims or that the Company will be able to maintain insurance on acceptable terms in the future.

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

As a result of the general nationwide economic downturn, many states are currently experiencing budget deficits. State legislators are exploring a variety of alternatives to address this situation. In order to address the budget shortfalls, various states may propose reductions in payments received by Medicaid managed care providers such as the Company. For instance, the California Legislature in 2003 enacted legislation reducing rates paid for Medi-Cal (California’s Medicaid program) coverage. Alternatively, state legislators may seek to impose greater state taxes. Any significant reduction in payments received by the Company in connection with its Medicaid managed care business could have a material adverse effect on the Company’s results of operations or financial condition. Additionally, any increase in state taxes could prolong or exacerbate the current economic downturn, which could in turn have a material adverse effect on the Company’s results of operations or financial condition. Budget cutbacks could also result in reduced employment levels in public sector accounts for which the Company provides insured or administrative services products or could result in public sector accounts switching from insured products to administrative services products.

PART III

Item 10. Directors and Executive Officers of the Registrant.

A.  Directors of the Company.

The directors of the Company are as follows:

Roger E. Birk, age 73, a Class I director, has been a director of the Company since April 1993. He is retired. Mr. Birk served as President of the Federal National Mortgage Association (“Fannie Mae”) from 1987 to 1992 and as Chairman and Chief Executive Officer of Merrill Lynch & Co., Inc. from 1982 to 1986. Mr. Birk currently serves as a director of Penske Corporation. Mr. Birk serves on the Audit Committee and the Nominating & Governance Committee of the Board of Directors of the Company (the “Board”).

Sheila P. Burke, age 53, a Class I director, has been a director of the Company since April 1997. Since July 2000, Ms. Burke has been the Undersecretary for American Museums & National Programs of the Smithsonian Institution. From December 1996 until July 2000, Ms. Burke served as an Executive Dean of the John F. Kennedy School of Government, Harvard University. Previously in 1996, Ms. Burke was a senior advisor to the Dole for President Campaign. From 1986 until June 1996, Ms. Burke was the chief of staff for the Office of the Republican Leader of the United States Senate. Ms. Burke currently serves on the Board of Directors of Chubb Corp. Ms. Burke serves as the chair of the Compensation Committee of the Board.

William H. T. Bush, age 65, a Class II director, has been a director of the Company since January 2002.  Mr. Bush was elected upon completion of the Company’s merger with RightCHOICE Managed Care, Inc. (“RightCHOICE”). Mr. Bush served as a director of RightCHOICE from April 1994 to January 2002. He served on the Blue Cross and Blue Shield of Missouri board of directors from 1989 to 1994 and as Secretary of the Blue Cross and Blue Shield of Missouri board of directors from 1990 to 1994. Mr. Bush is the Chairman of Bush-O’Donnell & Company, Inc. of St. Louis, an investment management and financial advisory firm he founded in 1986. Prior to 1986, Mr. Bush served as President and as a director of The Boatmen’s National Bank of St. Louis. Mr. Bush currently is a director of D.T. Industries, Inc., the Lord Abbett Affiliated Fund, Inc. and Engineered Support Systems, Inc. Mr. Bush serves on the Audit Committee and the Nominating & Governance Committee of the Board.

Julie A. Hill, age 57, a Class III director, has been a director of the Company since March 1994. Ms. Hill has been an independent business consultant since December 2003.  From December 2002 until December 2003, she was owner of Hillsdale Development Corp.  From December 1998 to December 2002, Ms. Hill was the President and owner of Hiram-Hill Development Company, a residential real estate development firm. Ms. Hill was President and Chief Executive Officer of Costain Homes Inc. (“Costain”) from January 1991 until November 1998. During 1998, Ms. Hill also served as Chairman of the Board of Costain. Costain was a division of London-based Costain Group PLC and built single-family detached residential communities.  Ms. Hill currently is a director of Resources Connection, Inc., Lord Abbett Affiliated Fund, Inc. and Holcim (US), Inc.  Ms. Hill serves on the Compensation Committee and the Nominating & Governance Committee of the Board.

Warren Y. Jobe, age 63, a Class II director, has been a director of the Company since March 2001.  Mr. Jobe was elected upon completion of the Company’s merger with Cerulean Companies, Inc. (“Cerulean”). Mr. Jobe served as a director of Cerulean and Blue Cross and Blue Shield of Georgia, Inc. from April 1999 to March 2001. He is retired. Mr. Jobe was Senior Vice President of Southern Company responsible for Corporate Development from 1998 until 2001. During such time, Mr. Jobe also was Executive Vice President of Georgia Power Company. Mr. Jobe was Executive Vice President and Chief Financial Officer of Georgia Power Company from 1982 to 1998, during which time he was also a member of its Board of Directors. Mr. Jobe currently serves on the board of directors of UniSource Energy Corporation. He is a certified public accountant and a member of the American Institute of Certified Public Accountants. Mr. Jobe serves as the chair of the Audit Committee of the Board.

Ramiro G. Peru, age 48, a Class III director, has been a director of the Company since May 2003. Mr. Peru is Senior Vice President and Chief Financial Officer of Phelps Dodge Corporation (“Phelps Dodge”), a mining and manufacturing company. Mr. Peru joined Phelps Dodge in 1979 and has held various finance and accounting positions with Phelps Dodge and its affiliates. He was appointed to his current position at Phelps Dodge in May 1999. Mr. Peru serves on the Audit Committee and the Compensation Committee of the Board.

Jane G. Pisano, age 59, a Class II director. has been a director of the Company since June 2002. Since November 2001, Ms. Pisano has been President and Director of the Natural History Museum of Los Angeles County. From 1998 until November 2001, she was the Senior Vice President, External Relations of the University of Southern California. From 1994 to 1998, she served as the Vice President, External Relations of the University of Southern California and, from 1991 until 1998, she was the Dean of the University of Southern California’s School of Public Administration. From 1986 to 1991, she was President, Los Angeles 2000 Committee and The 2000 Partnership. Ms. Pisano serves on the Compensation Committee and the Nominating & Governance Committee of the Board.

Elizabeth A. Sanders, age 58, a Class I director, has been a director of the Company since May 1996. Ms. Sanders has been a consultant to executive management from 1990 to the present. She was employed by Nordstrom, Inc. from 1971 to 1990 and served as Vice President and General Manager of Nordstrom, Inc. from 1981 to 1990. Ms. Sanders is a founder of the National Bank of Southern California and was on its board of directors from 1983 to 1990. She currently serves on the following boards of directors: Washington Mutual Inc., Wolverine Worldwide, Inc. and Denny’s Corporation. Ms. Sanders serves as the chair of the Nominating & Governance Committee of the Board and also serves on the Compensation Committee of the Board.

Leonard D. Schaeffer, age 58, a Class III director, has been Chairman of the Board of Directors and Chief Executive Officer of the Company since August 1992. From 1986 to 2002, Mr. Schaeffer served as Chief Executive Officer of Blue Cross of California (“BCC”) and has served as Chairman of its Board of Directors of BCC since 1989. From 1982 to 1986, Mr. Schaeffer served as President of Group Health, Inc., an HMO in the midwestern United States. Prior to joining Group Health, Inc., Mr. Schaeffer was the Executive Vice President and Chief Operating Officer of the Student Loan Marketing Association, a financial institution that provides a secondary market for student loans, from 1980 to 1981. From 1978 to 1980, Mr. Schaeffer was the Administrator of the Health Care Financing Administration (now known as the Centers for Medicare and Medicaid Services), which administers the federal Medicare and Medicaid programs. Mr. Schaeffer currently serves as a director of Allergan, Inc. and Amgen Inc.

B.  Executive Officers of the Company.

Information regarding the Company’s executive officers is contained in Part I of the Form 10-K that was filed by the Company on March 15, 2004 under the caption “Item 1. Business—Executive Officers of the Registrant.”

C.  Code of Ethics for Senior Financial Officers.

The Company has adopted a Code of Ethics for Senior Financial Officers as required by Section 406 of the Sarbanes-Oxley Act of 2002 and the rules and regulations promulgated thereunder. The Company’s Code of Ethics for Senior Financial Officers is posted on the Company’s website at www.wellpoint.com. Amendments to and waivers from any provision of the Company’s Code of Ethics for Senior Financial Officers that applies to the Company’s principal executive officer, principal financial officer, principal accounting officer or controller or persons performing similar functions and relates to any element of the code of ethics definition enumerated in Item 406(b) of Regulation S-K will be posted on the Company’s website.

D.  Section 16(a) Beneficial Ownership Reporting Compliance.

Section 16(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) requires the Company’s directors, executive officers and beneficial owners of more than 10 percent of the Company’s Common Stock to file reports of ownership and changes in ownership with the Securities and Exchange Commission (“SEC”). Officers, directors and greater than 10 percent beneficial owners are required by SEC regulations to furnish the Company with copies of all Section 16(a) forms they file.

Based solely on a review of the copies of such forms received by it, or written representations from certain reporting persons, the Company believes that during the year ended December 31, 2003, the Company’s officers, directors and greater than 10 percent beneficial owners complied with all applicable filing requirements, except (i) John S. Watts, Jr. who reported late three transactions occurring in January 2003 involving the acquisition of an aggregate of approximately seven shares under a Company benefit plan and (ii) Ronald J. Ponder who reported late three transactions occurring in January 2003 involving the acquisition of an aggregate of approximately 75 shares under a Company benefit plan and one transaction occurring in June 2003 involving the automatic withholding of 286 shares upon vesting of a restricted stock award, due to an administrative error.

E.  Audit Committee Financial Expert.

The Board has determined that the following members of the Audit Committee of the Board are “audit committee financial experts” as defined in Item 401 of Regulation S-K under the Exchange Act:  Roger E. Birk, William H. T. Bush, Warren Y. Jobe and Ramiro G. Peru.  Each of the foregoing persons is “independent” as that term is used in Item 7(d)(3)(iv) of Schedule 14A under the Exchange Act.

Item 11. Executive Compensation.

Compensation of Directors

All non-employee directors of the Company are entitled to the following compensation: (i) $23,000 per year paid in quarterly installments (with the chair of each committee receiving an additional $5,000 annual retainer); and (ii) $1,500 per Board meeting and $1,000 per committee meeting (with the chair of the Audit Committee receiving an additional $2,000 per Audit Committee meeting). The meeting fee is $500 for any telephonic Board or committee meeting (with the chair of the Audit Committee receiving an additional $1,000 per telephonic Audit Committee meeting). Non-employee directors of the Company are also entitled to receive a Company-paid annual physical examination.

Non-employee directors may elect to defer the receipt of all or a portion of their fees. Under the Company’s Board of Directors Deferred Compensation Plan (the “Directors’ Deferred Compensation Plan”), amounts deferred may be credited with earnings at a rate equal to the actual rate of return of a range of investment vehicles authorized by the Compensation Committee of the Board. Alternatively, fees may be foregone in return for the grant of a non-statutory stock option. The number of shares of Common Stock subject to such option is equal to the dollar amount of cash compensation deferred divided by the product of the fair market value of the Company’s Common Stock on the option grant date and 25%. The automatic stock awards discussed in the following paragraph may also be deferred under the Directors’ Deferred Compensation Plan or may be foregone in exchange for stock options at a rate of four shares for each share foregone.

On each date on which annual grants are made to officers of the Company subject to the short-swing profit liability provisions of Section 16 of the Exchange Act (usually in January or February, prior to the Company’s release of earnings for the fourth quarter of the preceding year), continuing non-employee directors who have served for at least six full calendar months automatically receive 1,600 shares of Common Stock and a 4,000-share stock option grant under the Company’s 1999 Stock Incentive Plan. The 1,600-share grant is immediately vested and the 4,000-share stock option grant vests on the third anniversary of the grant date. Each newly elected non-employee director is also entitled to receive a 16,000-share stock option grant on the date of such director’s election. This 16,000-share grant is immediately vested with respect to 4,000 shares, with the remaining shares vesting ratably on the first three anniversaries of the grant date.

In January 2002, the Board amended its non-employee director compensation program to provide that each non-employee director, on the date of his or her election to the Board, will receive a grant of 3,500 shares of Common Stock and a cash award equivalent to the fair market value of 1,500 shares of Common Stock as of such date. The stock grant is made under the Company’s 1999 Stock Incentive Plan and is immediately vested. At the time of such amendment to the non-employee director compensation program, each then-current non-employee director also received such stock and cash awards.

In order to more closely align the interests of the directors with those of the Company’s stockholders, the

Board has adopted stock ownership guidelines for persons serving on the Board. This policy was last amended in January 2002. Each non-employee director is required to own Common Stock having a fair market value equal to 10 times the annual cash retainer paid to such director within five years of his or her election to the Board. At the time of the January 2002 stock grant to existing non-employee directors referenced in the immediately preceding paragraph, each of the directors agreed that such stock grant would not be transferred until such time as such director had met the stock ownership guidelines applicable to directors.

Compensation Committee Interlocks and Insider Participation

The Compensation Committee of the Board of Directors is currently composed of Mses. Burke, Hill, Pisano and Sanders and Mr. Peru. The Company’s Compensation Committee does not include any present or former officers or employees of the Company or any of its subsidiaries.

Summary of Certain Compensation

The following table provides certain summary information concerning compensation paid or accrued by the Company and its subsidiaries to or on behalf of the Company’s Chief Executive Officer and each of the four other most highly compensated executive officers of the Company (determined for the year ended December 31, 2003) (collectively, with the Chief Executive Officer, the “Named Executive Officers”) for the years ended December 31, 2001, 2002 and 2003:

Summary Compensation Table

		Annual Compensation					Long-Term Compensation Awards
Name and Principal Position	Year	Salary ($)	Bonus ($)		Other Annual Compensation ($)(1)		Restricted Stock ($)		Securities Underlying Options (#)	All Other Compensation ($)(2)

Leonard D. Schaeffer	2003	$1,310,000	$6,037,031		$4,320,880	(3)	0		612,918	$227,444
Chairman and	2002	1,246,155	5,690,916		$140,342	(4)	0		553,042	207,382
Chief Executive Officer	2001	1,176,925	4,437,500	(5)	135,559	(6)	0		636,762	169,688

David C. Colby	2003	$583,846	$1,481,800		$4,893	(7)	0		115,000	$65,540
Executive Vice President	2002	541,231	1,335,000		5,377	(7)	0		108,000	58,675
and Chief Financial Officer	2001	502,239	1,106,000	(5)	5,165	(7)	0		140,400	48,771

John A. O’Rourke(8)	2003	$645,750	$1,307,644		$5,966	(7)	0		95,000	$76,251
Executive Vice President,	2002	591,938	959,595		3,910	(7)	$2,251,841	(9)	71,326	73,190
Central Business Region	2001	N/A	N/A		N/A		N/A		N/A	N/A

David S. Helwig	2003	$516,154	$1,341,563		$4,893	(7)	0		236,289	$59,700
Executive Vice President,	2002	454,712	1,040,670		5,377	(7)	0		199,242	53,012
Blue Cross of California Businesses	2001	400,308	783,031	(5)	5,165	(7)	0		220,506	40,160

Thomas C. Geiser	2003	$527,035	$1,256,344		$4,893	(7)	0		115,000	$60,379
Executive Vice President,	2002	501,577	1,138,613		$5,377	(7)	0		108,000	55,615
General Counsel and Secretary	2001	473,770	998,213	(5)	5,165	(7)	0		140,400	47,886

(1)                                  Excludes perquisites and other personal benefits that do not exceed the lesser of $50,000 or 10% of the total annual salary and bonus for any Named Executive Officer.

(2)                                  For the year ended December 31, 2003, “All Other Compensation” includes the following:

•                                          Contributions on behalf of Leonard D. Schaeffer, David C. Colby, John A. O’Rourke, David S. Helwig and Thomas C. Geiser in the amount of $11,560, $10,360, $6,262, $11,562 and $8,895, respectively, to the 401(k) plan to match pre-tax elective deferral contributions (included under “Salary”) made by each to such plan during 2003 and an award of 20 shares of Common Stock in the 401(k) Plan made to all eligible employees.

•                                          Contributions on behalf of Leonard D. Schaeffer, David C. Colby, John A. O’Rourke, David S. Helwig and Thomas C. Geiser in the amount of $186,737, $46,973, $47,805, $41,292 and $42,641, respectively, to match pre-tax elective deferral contributions (included under “Salary”) made by each to WellPoint’s deferred compensation plan during 2003; and

•                                          Life insurance premiums paid on behalf of Leonard D. Schaeffer, David C. Colby, John A. O’Rourke, David S. Helwig and Thomas C. Geiser in the amount of $29,139, $8,207, $22,184, $6,846 and $8,842, respectively.

(3)                                  Includes $2,243,670 in loan forgiveness.  In connection with the execution of Mr. Schaeffer’s prior employment agreement in February 1999, the Company made a special loan to Mr. Schaeffer that was subject to forgiveness in February 2003 assuming the price of the Company’s Common Stock was at or above specified levels (see “Employment Contracts, Termination of Employment and Change in Control Arrangements—Amended and Restated Employment Agreement with Leonard D. Schaeffer”).  Also includes a $2,000,000 special bonus paid in February 2003 in connection with the execution of Mr. Schaeffer’s current employment agreement, $26,250 with respect to financial and tax planning services, $11,802 of imputed interest income on the loan mentioned previously in this paragraph and $17,022 for the reimbursement of tax obligations with respect to certain financial planning services provided by the Company.

(4)                                  Includes $105,677 of imputed interest income on a loan from the Company and $5,377 for reimbursement of tax obligations with respect to certain financial planning services provided by the Company.

(5)                                  Includes restricted share right grants vesting in equal installments on March 15, 2003, 2004 and 2005 to Leonard D. Schaeffer, David C. Colby, David S. Helwig and Thomas C. Geiser in the amount of $2,187,494, $529,939, $368,648 and $491,036, respectively. As of December 31, 2003, the shares underlying these grants (two-thirds of which were vested) had a fair market value of approximately $3,435,871, $832,368, $579,030 and $771,264, respectively, not accounting for vesting restrictions. The unvested shares underlying this grant are subject to forfeiture in certain instances and to accelerated vesting upon a change in control or involuntary termination. Dividends will not be paid on any shares prior to the lapsing of vesting restrictions.

(6)                                  Includes $105,677 of imputed interest income on a loan from the Company and $5,165 for reimbursement of tax obligations with respect to certain financial planning services provided by the Company.

(7)                                  Represents reimbursement of tax obligations with respect to financial and tax planning services provided by the Company.

(8)                                  Mr. O’Rourke has been Executive Vice President, Central Business Region since February 2002. From February 1997 to January 2002, Mr. O’Rourke was Chairman and Chief Executive Officer of RightCHOICE.  He joined the Company after the Company’s acquisition of RightCHOICE.

(9)                                  Upon joining the Company on February 1, 2002, Mr. O’Rourke was granted restricted stock in exchange for, among other things, the termination of his right to receive potential severance payments under a previously existing agreement with RightCHOICE.  This restricted stock vests in three equal installments on the first, second and third anniversaries of the date of grant.  As of December 31, 2003, the 35,518 shares (after adjusting for the Company’s two-for-one stock split in the form of a 100% stock dividend effective on March 15, 2002) underlying this grant (11,840 of which were vested) had a fair market value of approximately $3,444,891 (based upon the closing price of $96.99 per share on December 31, 2003) as of December 31, 2003, not accounting for vesting restrictions.

Option/SAR Grants in Last Fiscal Year

The following table sets forth certain information with respect to stock options granted to the Named Executive Officers during 2003. Annual stock option grants are usually made to officers of the Company subject to the short-swing profit liability provisions of Section 16 of the Exchange Act, including the Named Executive Officers, in January or February, prior to the Company’s release of earnings for the fourth quarter of the preceding year.  In 2003, the annual stock option grant was made on February 4, 2003. No stock appreciation rights (“SARs”) were granted in 2003.

		Individual Grants
Name	Number of Shares Underlying Options Granted	Percent of Total Options Granted to Employees	Exercise Price	Expiration Date	Grant Date Present Value(1)
Leonard D. Schaeffer	400,000	5.93%	$68.33	2/4/2013	$9,004,503
	19,018	0.28	68.01	3/3/2006	366,000
	65,575	0.97	85.34	3/3/2006	1,415,030
	16,307	0.24	78	3/3/2006	294,679
	18,491	0.27	93.49	1/1/2004	54,828
	86,322	1.28	93.49	2/11/2008	2,143,065
	7,205	0.11	93.49	3/3/2006	129,348
David C. Colby	115,000	1.7%	$68.33	2/4/2013	$2,591,640
John A. O’Rourke	95,000	1.41%	$68.33	2/4/2013	$2,140,920
David S. Helwig	115,000	1.7%	$68.33	2/4/2013	$2,591,640
	7,084	0.1	85.34	3/26/2011	186,085
	6,739	0.1	85.34	2/6/2012	177,022
	4,893	0.07	85.34	2/11/2010	128,531
	8,206	0.12	85.34	2/10/2007	206,953
	3,107	0.05	85.34	2/11/2009	81,616
	7,904	0.12	85.34	2/12/2008	207,625
	3,220	0.05	85.34	12/1/2010	84,584
	12,155	0.18	85.34	1/31/2011	319,291
	7,362	0.11	85.34	2/10/2010	193,387
	1,127	0.02	93.49	2/11/2009	27,979
	12,227	0.18	93.49	5/20/2006	303,552
	5,201	0.08	93.49	2/10/2007	129,122
	33,329	0.49	93.49	2/6/2012	827,439
	8,735	0.13	93.49	6/3/2011	216,859
Thomas C. Geiser	115,000	1.7%	$68.33	2/4/2013	$2,591,640

(1)                                  Grant date present values were calculated using the Black-Scholes option valuation model with the following assumptions:

• Expected life of options	Four years
• Volatility	27-35%
• Dividend yield	0%

• Risk-free interest rate:
For grants made on February 5, 2003	3.82%
For grants made on March 1, 2003	3.82%
For grants made on June 1, 2003	2.57%
For grants made on September 1, 2003	3.14%
For grants made on December 1, 2003	3.25%

The actual value, if any, that a Named Executive Officer may realize will be based upon the difference between the market price of the Company’s Common Stock on the date of exercise and the exercise price. There is no assurance that the actual realized value, if any, will be at or near the value estimated by the Black-Scholes model. The Black-Scholes model is only one method of valuing options, and the Company’s use of the model should not be construed as an endorsement of its accuracy.

The options shown for each individual may include annual grants of incentive stock options and nonqualified stock options as well as so-called “reload” grants of stock options resulting from a stock-for-stock option exercise. Reload options are granted when a stock option is exercised with the payment of the option price in the form of previously owned shares of the Company’s Common Stock. The first grant shown for each individual in the table is the annual grant. Each annual grant made in 2003 vests in six approximately equal semi-annual installments beginning on the six-month anniversary of the grant date. Each grant contains provisions for earlier vesting in full upon a change in control. Any additional grants shown represent reload stock options. These reload options are immediately vested and retain the expiration date of the original annual stock option grant.

Aggregated Option/SAR Exercises in Last Fiscal Year and Year-End Option/SAR Values

The following table sets forth information with respect to exercises by the Named Executive Officers of stock options during 2003 and the value of all unexercised employee stock options as of December 31, 2003 held by the Named Executive Officers. No SARs were exercised or outstanding in 2003.

			Number of Shares Underlying Unexercised Options at Fiscal Year-End		Value of Unexercised In-The-Money Options at Fiscal Year-End(1)
Name	Shares Acquired On Exercise	Value Realized	Exercisable	Unexercisable	Exercisable	Unexercisable

Leonard D. Schaeffer	416,287	$25,166,071	2,440,153	720,002	$116,214,151	$24,968,565
David C. Colby	0	0	664,113	196,633	39,675,569	6,721,061
John A. O’Rourke	0	0	51,495	114,831	1,597,114	3,349,631
David S. Helwig	158,689	5,275,225	222,636	185,837	3,593,581	6,281,963
Thomas C. Geiser	0	0	432,769	196,663	24,436,945	6,721,061

(1)                                  In accordance with SEC rules, value at fiscal year-end is calculated as the difference between (i) the aggregate trading price as of December 31, 2003 of all shares subject to the options, and (ii) the aggregate option exercise price. The actual amount realized from unexercised options is dependent upon the price of the Company’s Common Stock at the time shares obtained upon exercise of such options are sold and, as to unexercisable options, whether restrictions on exercise of such options lapse.

Pension Plans

Pension Accumulation Plan

The Company sponsors the WellPoint Health Networks Inc. Pension Accumulation Plan (the “Pension Plan”), a cash balance plan that is designed to be a qualified defined benefit pension plan under the Internal Revenue Code of 1986, as amended (the “Internal Revenue Code”). The benefit payable under the Pension Plan is generally equal to the amount of annual annuity that could be purchased at age 65 (based on certain actuarial assumptions) with the balance of an account that is credited with the following amounts for each calendar year after 1986: (i) 3% of the participant’s compensation for that year, plus (ii) 1% of the participant’s compensation for that year, if the participant has at least 10 years of service, plus (iii) 1% of the participant’s compensation for that year if the participant has at least 20 years of service, plus (iv) interest on the balance of such account at a rate equal to the 5-year Treasury Bill average yield for the immediately preceding December (but not less than 2½%). The Pension Plan became effective on January 1, 1987 as a successor plan to the Non-Contributory Retirement Program for Certain Employees of Blue Cross of California (the “Prior Plan”). Certain participants in the Pension Plan are also eligible to receive retirement benefits under the Prior Plan.

In October 2003, the Company amended the Pension Plan effective January 1, 2004. Beginning January 1, 2004, employees who are of age 50 and over, with combined age and service totaling 65 or higher as of December 31, 2003, will continue to earn future contributions based on compensation under the Pension Plan. Messrs. Schaeffer and O’Rourke will continue to earn contributions under this formula. For other employees, the funds in their pension account earned through December 31, 2003 will continue to accrue interest. However, there will be no additional contributions based on the employee’s earnings after December 31, 2003. Once the employee becomes vested (after five years of service), the employee will be eligible to receive a benefit from the Pension Plan at retirement or termination based on his or her account balance as of December 31, 2003 plus accrued interest.  Messrs. Colby, Helwig and Geiser will continue to accrue interest on their pension accounts under this formula.

The Company also sponsors the WellPoint Health Networks Inc. Comprehensive Executive Non-Qualified Retirement Plan (the “Supplemental Plan”), which contains a feature that provides additional benefits payable out of general corporate assets to certain employees equal to the benefits these employees cannot receive under the Pension Plan because of Internal Revenue Code limits on benefits and restrictions on participation by highly compensated employees.  Mr. O’Rourke, who joined the Company in February 2002 following the Company’s acquisition of RightCHOICE, will receive additional benefits under the RightCHOICE Managed Care, Inc. Executive Deferred Compensation Plan (the “RightCHOICE Deferred Compensation Plan”), which is currently sponsored by the Company.

The estimated annual benefit payable upon retirement at age 65 under the Pension Plan and the Supplemental Plan (or, in the case of Mr. O’Rourke, the Supplemental Plan and the RightCHOICE Deferred Compensation Plan) for the Named Executive Officers as of December 31, 2003 based on service and compensation to such date and as projected at age 65 was: Leonard D. Schaeffer, $31,017 and $42,711; David C. Colby, $6,761 and $17,541; John O’Rourke, $25,593 and $369,419; David S. Helwig, $24,237 and $43,890 and Thomas C. Geiser, $10,782 and $32,513. Mr. Schaeffer is also entitled to an additional annual annuity of $5,135 from the Prior Plan.

Special Executive Retirement Plan for Leonard D. Schaeffer

The Company maintains a Special Executive Retirement Plan (the “LDS SERP”) with respect to Mr. Schaeffer. The LDS SERP, as amended and restated as of December 31, 2002, provides the retirement, death and spousal death benefits described below. The Company’s obligations under the LDS SERP are secured by a trust to which the Company makes periodic, irrevocable contributions. Based upon fiscal 2003 base salary and target annual incentive levels, the estimated annual benefit payable to Mr. Schaeffer under the LDS SERP upon retirement at age 65 is $3,682,803.

If Mr. Schaeffer’s employment with the Company is terminated (other than by his death) on or after the date that he has attained age 65, he will be entitled to a monthly retirement benefit for the remainder of his lifetime (“Normal Retirement Benefit”), commencing within 30 days after his termination date. The Normal Retirement Benefit will be equal to 80% of Mr. Schaeffer’s “Targeted Annual Compensation” (the “Base Amount”), reduced by the monthly benefits provided by the Pension Plan, the Prior Plan and the Supplemental Plan described above. The percentage described in the immediately preceding sentence is reduced to 66 2 / 3% in the event that Mr. Schaeffer, without the prior written approval of the Compensation Committee of the Board of Directors of the Company or its

successor, engages in or has any interest in any business competitive with the Company’s business at the time his employment with the Company or its successor is terminated. Targeted Annual Compensation is defined as the sum of (1) average monthly base salary for the twelve-consecutive-month period of Mr. Schaeffer’s employment with the Company during which such average monthly base salary is the highest and (2) one-twelfth of the largest annual target incentive bonus established at any time for Mr. Schaeffer by the Board of Directors of the Company or the Compensation Committee thereof. For purposes of the LDS SERP, base salary for any calendar month beginning after December 31, 1997 will be deemed to be the higher of (A) Mr. Schaeffer’s actual monthly base salary for such period and (B) Mr. Schaeffer’s monthly base salary as of the December 31 prior to such period, increased by five percent. In addition, if Mr. Schaeffer is employed by the Company on February 10, 2005 or his employment is earlier terminated other than for Cause or by reason of a Voluntary Termination (as those terms are defined in the LDS SERP), the LDS SERP provides that Mr. Schaeffer’s annual target incentive bonus will not be less than 135% of his base salary for calendar year 2002 and thereafter will be increased by 5% annually to a maximum of 150% of his base salary.

If Mr. Schaeffer’s employment with the Company is terminated (other than by his death) before the date that he has attained age 65, he will be entitled to a monthly retirement benefit for the remainder of his lifetime (“Early Retirement Benefit”). Early Retirement Benefits will commence within 30 days after Mr. Schaeffer’s termination date, unless his employment is terminated due to disability and he elects to commence receiving Early Retirement Benefits on the earlier of the date he attains age 65 and the date his disability benefits cease (the “Commencement Date”). The Early Retirement Benefit will be calculated by reducing the Base Amount by (x) a specified percentage for each month by which the Commencement Date is earlier than the date Mr. Schaeffer would attain age 60 and (y) the amount of the monthly benefits that would be payable over Mr. Schaeffer’s lifetime as a single life annuity with payments guaranteed for a period of 10 years under the Pension Plan, the Prior Plan and the Supplemental Plan if all benefit payments under such plans were to begin on the Commencement Date.

If Mr. Schaeffer’s employment with the Company terminates on or after February 10, 2005 or his employment is earlier terminated other than for cause or by reason of a voluntary termination, other than after a change in control (as those terms are defined in the LDS SERP), Mr. Schaeffer (or his designated beneficiary) will be entitled to be paid the Normal Retirement Benefit or the Early Retirement Benefit, as the case may be, in a lump sum cash payment on the January 15 following his termination date, together with accrued interest from the termination date to the lump sum payment date, unless he elects otherwise in a written notice to the Company one year prior to his termination date.

If Mr. Schaeffer dies prior to the commencement of Normal Retirement Benefits or Early Retirement Benefits, Mr. Schaeffer’s designated beneficiary will be entitled to a monthly death benefit equal to 100% of the Normal Retirement Benefit for 120 months, commencing within 30 days after Mr. Schaeffer’s death, and Mr. Schaeffer’s spouse will be entitled to a monthly spousal death benefit equal to 50% of the Normal Retirement Benefit for the remainder of her lifetime, commencing within 30 days after the date of the last payment of monthly death benefits to Mr. Schaeffer’s designated beneficiary.

If Mr. Schaeffer dies after the commencement of Normal Retirement Benefits or Early Retirement Benefits, but before he has received Normal Retirement Benefits or Early Retirement Benefits for 120 months, Mr. Schaeffer’s designated beneficiary will be entitled to a monthly death benefit equal to 100% of the amount that Mr. Schaeffer was receiving under the LDS SERP for the remainder of the 120 month period, commencing within 30 days after Mr. Schaeffer’s death. Mr. Schaeffer’s spouse will be entitled to a monthly spousal death benefit equal to 50% of the amount that Mr. Schaeffer was receiving under the LDS SERP for the remainder of her lifetime, commencing within 30 days after the date of the last payment of monthly death benefits to Mr. Schaeffer’s designated beneficiary.

If Mr. Schaeffer dies after he has received 120 payments of Normal Retirement Benefits or Early Retirement Benefits, Mr. Schaeffer’s spouse will be entitled to a monthly spousal death benefit equal to 50% of the amount that Mr. Schaeffer was receiving under the LDS SERP for the remainder of her lifetime, commencing within 30 days after Mr. Schaeffer’s death.

In the event of a change in control (as defined in the LDS SERP), or if Mr. Schaeffer’s employment with the

Company is terminated without cause (as defined in Mr. Schaeffer’s employment agreement with the Company as described below) or if there is a constructive termination (as defined in Mr. Schaeffer’s employment agreement with the Company as described below) prior to a change in control, but within 90 days prior to or at any time after the execution of a definitive agreement for such change in control, any benefit to which Mr. Schaeffer or his beneficiary becomes entitled under the LDS SERP shall be computed, if beneficial to Mr. Schaeffer, as if Mr. Schaeffer were three years older than his actual age, as if he remained employed through the third anniversary of his actual termination and as if he has at least five years of vesting service.

Supplemental Executive Retirement Plan

The Company maintains a Supplemental Executive Retirement Plan (the “SERP”) with respect to Messrs. Colby, Helwig and Geiser. The SERP provides that each participant will receive a retirement benefit if the participant’s employment with the Company is terminated on or after reaching age 62 and after completing five years of service with the Company. The retirement benefit is equal to either 50% or 60% (as determined by the Compensation Committee when selecting an individual for participation in the SERP) of the participant’s final five-year average salary and target incentive compensation. Each participant’s benefit is reduced by 3.33% per year (4% per year for participants with a 60% benefit) for each year of service less than 15 years that has been completed by the participant. Participants with five years of service but who are at least 55 years old may also elect to receive a reduced benefit. If a participant is terminated in a manner that entitles the participant to benefits under the Company’s Officer Change in Control Plan (which is described in the following section), then the participant will become fully vested in his or her benefits under the SERP and will be deemed to have, in the case of Executive Vice Presidents, an additional three years of service with the Company for purposes of computing benefits under the SERP. Amounts payable under the SERP are reduced by amounts provided by the Pension Plan, the Prior Plan, the Supplemental Plan, any other defined benefit pension plan maintained by the Company and, in the discretion of the Compensation Committee, any defined benefit pension plans of a participant’s predecessor employers. Payments under the SERP will be made monthly, at each participant’s election, in the form of (i) a single life annuity payable during the participant’s lifetime, or (ii) a joint and survivor annuity payable during the participant’s lifetime, with benefits continued at a rate equal to 50% or 100% during a surviving spouse’s lifetime. If a participant with at least five years of service dies before beginning to receive retirement benefits under the SERP, the participant’s surviving spouse will be entitled to receive a benefit equal to the benefit that such person would have received had his or her deceased spouse elected a 50% joint and survivor annuity. Any benefits being paid to a participant under the SERP will cease if the participant engages in or has an interest in any business competitive with the Company’s business at the time of the participant’s termination of employment. Based upon year 2003 base salary and target annual incentive levels, as of December 31, 2003, the estimated annual benefit payable under the SERP to each participant upon retirement at age 62 is: Mr. Colby, $510,298; Mr. Helwig, $395,623; and Mr. Geiser, $516,355.

RightCHOICE Managed Care, Inc. Supplemental Executive Retirement Plan

Mr. O’Rourke, who joined the Company in February 2002 following the Company’s acquisition of RightCHOICE, will receive additional benefits under the RightCHOICE Managed Care, Inc. Supplemental Executive Retirement Plan (the “RightCHOICE Supplemental Plan”), which is currently sponsored by the Company. The RightCHOICE Supplemental Plan provides for an annual retirement benefit equal to 2.5% of final average earnings, multiplied by years of service up to 20, offset by certain benefits under other qualifying pension plans and annuities.  The estimated annual benefit payable under the RightCHOICE Supplemental Plan to Mr. O’Rourke upon retirement at age 65 is $171,590.

Employment Contracts, Termination of Employment and Change in Control Arrangements

Amended and Restated Employment Agreement with Leonard D. Schaeffer

As of December 31, 2002, the Company entered into an amended and restated employment agreement with Leonard D. Schaeffer. The term of the employment agreement is five years, ending on December 31, 2007, unless earlier terminated in accordance with the agreement as described below. Under the agreement, Mr. Schaeffer is entitled to receive an annual base salary of $1,260,000, which can be adjusted upward as determined by the Board of

Directors of the Company or the Compensation Committee thereof. Mr. Schaeffer’s annual base salary as of March 15, 2004 was $1,384,625. Mr. Schaeffer is also entitled to earn targeted bonuses with respect to each year of the term of the agreement that Mr. Schaeffer is employed, beginning with the plan year that commenced on January 1, 2002, of at least 135% of base salary. Mr. Schaeffer’s annual target bonus compensation for 2004 is $1,938,475. In addition, the employment agreement entitles Mr. Schaeffer to participate, at levels determined each calendar year in connection with Mr. Schaeffer’s annual performance review, in the Company’s current long- and short-term incentive programs, including the stock option plan, and any other incentive programs established for senior officers of the Company in the future (subject to modifications that the Compensation Committee of the Board of Directors of the Company determine are necessary and appropriate to preserve the deductibility of bonus amounts).

The employment agreement with Mr. Schaeffer provides that the Company will provide the following benefits to Mr. Schaeffer: (a) full medical and dental coverage for Mr. Schaeffer and his family during the term of the employment agreement, including any extensions, and following termination of Mr. Schaeffer’s employment with the Company under certain circumstances, (b) life insurance in an amount totaling three times Mr. Schaeffer’s then-current base salary during the term of the employment agreement, including any extensions, (c) long-term disability benefits at an annual level equal to Mr. Schaeffer’s then-current base salary, but reduced by the amount of retirement benefits, if any, Mr. Schaeffer receives under the LDS SERP, to be paid upon a disability that prevents Mr. Schaeffer from performing his duties as Chairman of the Board of Directors and Chief Executive Officer and continuing until Mr. Schaeffer attains at least age 65, or if earlier, the date that the disability ceases, (d) the lease of an automobile for Mr. Schaeffer’s use and payment of all operating, maintenance and insurance expenses in connection therewith, (e) three memberships in luncheon, professional or athletic clubs of Mr. Schaeffer’s choice, (f) financial, legal and tax counseling services costing up to $10,000 per calendar year during the term of the agreement, plus a tax-gross up for any imputed income resulting from such benefit, in addition to financial and tax counseling, if any, available to Mr. Schaeffer under a standard program maintained by the Company for senior officers of the Company, (g) four weeks of paid vacation per calendar year and other holiday, sick leave and time-off benefits and payment for unused vacation per existing Company policy for other employees, and (h) a special bonus of $2,000,000, which was paid on February 10, 2003, to assist Mr. Schaeffer in paying income taxes with respect to performance-based compensation earned under the agreement. The employment agreement also entitles Mr. Schaeffer to participate in any existing or future retirement or deferred compensation programs or other existing or future employee benefit programs (other than any severance pay programs, including the Company’s Officer Change in Control Plan described below) of the Company.

The employment agreement may be terminated prior to December 31, 2007 (i) by mutual agreement of Mr. Schaeffer and the Board of Directors of the Company upon such terms as Mr. Schaeffer and the Board shall agree, (ii) upon the death of Mr. Schaeffer, (iii) upon written notice from Mr. Schaeffer or the Company if Mr. Schaeffer has become so physically or mentally disabled as to have been incapable of satisfactorily performing the duties of the Chairman of the Board of Directors and Chief Executive Officer for a period of 180 consecutive days, (iv) for cause by the Company upon the adoption of resolutions of the Board of Directors of the Company by the affirmative vote of not less than two-thirds of the members of the Board of Directors, excluding Mr. Schaeffer, (v) without cause by the Company following ten days’ written notice to Mr. Schaeffer, (vi) voluntarily by Mr. Schaeffer following ten days’ written notice to the Company for any reason other than constructive termination, and (vii) due to constructive termination.

If the employment agreement is terminated due to Mr. Schaeffer’s death or disability, Mr. Schaeffer (or his estate or designated beneficiary, if applicable) will be entitled to his earned but unpaid base salary through the date of termination, any accrued but unpaid vacation, any unpaid bonus for any fiscal year that ends on or before the termination date, a prorata portion of any bonus that Mr. Schaeffer would otherwise have received for the year of termination, continued medical and dental coverage, for 48 months following termination (or longer in certain circumstances), full title and ownership of the automobile then provided to Mr. Schaeffer, continued financial counseling benefits for five calendar years following the year of termination, office space and clerical support for 60 months following termination, such other benefits as are determined in accordance with the Company’s employee benefit plans and retiree health benefits (in addition to any other health benefits) in accordance with Mr. Schaeffer’s current “grandfathered” arrangement status. In the case of disability, Mr. Schaeffer will also be entitled to continued

group life insurance coverage for 48 months following termination.

If the employment agreement is terminated for cause (as defined in the employment agreement), Mr. Schaeffer will be entitled to his earned but unpaid base salary through the date of termination, any accrued but unpaid vacation, any unpaid bonus for any fiscal year that ends on or before the termination date, a prorata portion of any bonus that Mr. Schaeffer would otherwise have received for the year of termination, continued medical and dental coverage for 120 days following termination and such other benefits as are determined in accordance with the Company’s employee benefit plans.

If the employment agreement is terminated without cause (as defined above) or due to constructive termination, Mr. Schaeffer will be entitled to an immediate lump sum cash severance payment equal to three times his then-current base salary plus three times his then-current annual target bonus compensation, his earned but unpaid base salary through the date of termination, any accrued but unpaid vacation, any unpaid bonus for any fiscal year that ends on or before the termination date, a prorata portion of any bonus that Mr. Schaeffer would otherwise have received for the year of termination, continued indemnification by the Company of Mr. Schaeffer’s acts during his employment with the Company, continued medical, dental, life insurance, long-term disability, retirement and deferred compensation and club membership benefits for 48 months following termination, full title and ownership of the automobile then provided to Mr. Schaeffer, continued financial counseling benefits for five calendar years following the year of termination, office space and clerical support for 60 months following termination, the immediate exercisability of any options granted to Mr. Schaeffer on or after January 22, 1997, such other benefits as are determined in accordance with the Company’s employee benefit plans and retiree health benefits (in addition to any other health benefits) in accordance with Mr. Schaeffer’s current “grandfathered” arrangement status. Constructive termination includes a reduction in title, a material reduction in duties or responsibilities, a reduction in total annual cash compensation that Mr. Schaeffer is entitled to receive immediately before the reduction, a change in Mr. Schaeffer’s principal place of employment with the Company that increases Mr. Schaeffer’s one-way commute by more than 35 miles, a material increase in travel required in connection with the performance of his duties following a change in control (as defined in the employment agreement), the failure of any successor of the Company by merger, consolidation or acquisition of all or substantially all of the business of the Company to assume the Company’s obligations under the employment agreement, a material breach by the Company of its obligations under the employment agreement and Mr. Schaeffer being removed from, or not being re-elected to, the Board of Directors of the Company.

If Mr. Schaeffer voluntarily terminates his employment with the Company other than by reason of constructive termination, his base salary will continue until his termination date and he will also be entitled to his earned but unpaid base salary through the date of termination, any accrued but unpaid vacation, any unpaid bonus for any fiscal year that ends on or before the termination date, continued medical and dental coverage and continued life insurance and long-term disability benefits for six months following the date of Mr. Schaeffer’s notice of voluntary termination to the Company, full title and ownership of the automobile then provided to Mr. Schaeffer, continued financial counseling benefits for five calendar years following the year of termination, office space and clerical support for 60 months following termination, such other benefits as are determined in accordance with the Company’s employee benefit plans and retiree health benefits (in addition to any other health benefits) in accordance with Mr. Schaeffer’s current “grandfathered” arrangement status.

If the Company agrees to a change in control (as defined in the employment agreement), the employment agreement with Mr. Schaeffer provides that the rights and privileges under the agreement may not be affected. In addition, Mr. Schaeffer will be entitled to receive (1) as soon as practicable, any earned but unpaid bonus or other incentive compensation for a prior completed period, (2) for the fiscal year in which the change in control occurs, a guaranteed bonus determined in accordance with the employment agreement, or a prorated portion of such guaranteed bonus if Mr. Schaeffer involuntarily terminates his employment with the Company (other than by reason of cause, death or disability) or voluntarily terminates his employment with the Company due to constructive termination after the announcement of, or execution of a definitive agreement for, a change in control, to be paid in a lump sum on the earlier of the normal time for payment under the applicable incentive plan or as soon as practicable following Mr. Schaeffer’s termination date, and (3) a change in control completion bonus equal to 100% of Mr. Schaeffer’s base salary and plan bonus (as defined in the employment agreement) to be paid in two equal installments on the first and second anniversaries of the change in control if Mr. Schaeffer remains employed with the Company, an affiliate or its successor through such date, provided that if Mr. Schaeffer’s employment with the Company is terminated due to involuntary termination (other than by reason of cause, death or disability), constructive termination or expiration of the term of the employment agreement on or after December 31, 2007 and before the next scheduled change in control completion bonus installment payment date, Mr. Schaeffer will be entitled to receive any remaining installments at the time of his termination. Payment of the change in control completion bonus to Mr. Schaeffer may reduce certain severance benefits that Mr. Schaeffer is otherwise entitled to receive under the employment agreement.

The employment agreement also entitles Mr. Schaeffer to receive specified severance benefits if (x) Mr. Schaeffer’s employment with the Company is terminated without cause (other than by death or disability) or if there is a constructive termination prior to a change in control, but within 90 days prior to or at any time after the execution of a definitive agreement for such change in control, or (y) within 36 full calendar months after a change in control, Mr. Schaeffer is subject to a constructive termination or an involuntary termination (other than by reason of cause, death or disability).

To the extent that any such payment (alone or with other compensation payable to Mr. Schaeffer) would subject Mr. Schaeffer to an excise tax under Section 4999 of the Internal Revenue Code or any similar tax by any taxing authority, the Company will make an additional cash payment to Mr. Schaeffer such that Mr. Schaeffer’s net after-tax compensation is not reduced by such excise or similar tax.

At the time of the execution of Mr. Schaeffer’s previous employment agreement in January 1997, the Company also agreed that Mr. Schaeffer would receive 17,642 shares of the Company’s Common Stock upon termination of Mr. Schaeffer’s employment with the Company for any reason. At the time of the termination of certain cash-based performance units in May 1996, the Company granted Mr. Schaeffer deferred share rights with respect to an additional 110,732 shares of the Company’s Common Stock. All of the 128,374 shares underlying these deferred share rights were issued to Mr. Schaeffer in February 1999 in connection with the execution of an amendment to his previous 1997 employment agreement.

In connection with the issuance of such shares in February 1999, the Company made an interest-free loan to Mr. Schaeffer of $2,243,670, representing the federal and state tax obligations associated with the value of such shares. The loan was subject to full or partial forgiveness on February 10, 2003, provided that Mr. Schaeffer remained employed with the Company and the price of the Company’s Common Stock was at or above specified levels. The loan was fully forgiven as of February 10, 2003 in accordance with its original terms.

Letter Agreement with John O’Rourke

The Company and Mr. O’Rourke are parties to a letter agreement dated February 4, 2002 regarding the terms of Mr. O’Rourke employment with the Company. The letter agreement provides, among other things, that Mr. O’Rourke shall be paid an annual base salary of $645,570, which may not be reduced during the term of his employment with the Company unless such a reduction is generally applicable to other officers subject to Section 16 of the Securities Exchange Act of 1934, as amended.  The letter agreement also provides that Mr. O’Rourke is entitled to participate in the Executive Officer Annual Incentive Plan with a target bonus amount equal to 55% of annual base salary and a maximum annual award of three times the target bonus amount.  The target bonus percentage of 55% may not be reduced prior to 2005.  Mr. O’Rourke was also granted restricted share rights with respect to 35,518 shares of Common Stock, with such rights vesting in three equal annual installments.  The letter agreement also provides for certain severance benefits, which are described in the immediately following paragraph.  The Company is also obligated to provide to Mr. O’Rourke certain specified perquisites and other benefits, including that Mr. O’Rourke will continue to participate in the RightCHOICE Supplemental Plan.

Officer Severance Plan

The Company maintains an Officer Severance Plan for the benefit of officers not otherwise covered by employment agreements or special officer severance agreements. Each of Messrs. Colby, O’Rourke, Helwig and Geiser participates in this plan or has a separate agreement with the Company regarding severance benefits. With respect to persons holding the title of Executive Vice President, the plan generally provides for a lump-sum payment, if an officer is involuntarily terminated (other than for cause), equal to 12 months salary and 100% of the previous fiscal year’s target bonus, plus continuation for 12 months of health, dental, vision and life insurance benefits paid by the Company. In the event of involuntary termination (other than for cause), Mr. Geiser is entitled to receive 18 months salary and 150% of the previous fiscal year’s target bonus plus benefits continuation for 18 months. In the event of involuntary termination (other than for cause), Mr. O’Rourke is entitled to receive 15 months salary and 100% of the greater of his target bonuses or prior year’s actual bonus plus benefits continuation for 12 months.

Change in Control Plan

The Company has adopted the WellPoint Health Networks Inc. Officer Change in Control Plan (the “Change in Control Plan”) to provide officers of WellPoint and affiliates controlled by WellPoint with benefits in the event of a “Change in Control.” The Change in Control Plan defines a Change in Control as:

•                                          the acquisition, directly or indirectly by any person or related group of persons (as such term is used in Sections 13(d) and 14(d) of the Exchange Act), but other than the Company or a person that directly or indirectly controls, is controlled by, or is under, control with the Company, of beneficial ownership (as defined in Rule 13d-3 of the Exchange Act) of securities of the Company that results in such person or related group of persons beneficially owning securities representing 40% or more of the combined voting power of the Company’s then-outstanding securities;

•                                          a merger, recapitalization, consolidation or similar transaction to which the Company is a party or the sale, transfer or other disposition of all or substantially all of the Company’s assets if, in either case, the beneficial owners of the Company’s securities immediately before the transaction do not have, immediately after the transaction, beneficial ownership of securities representing at least 60% of the combined voting power of the then-outstanding securities of the surviving entity or the entity acquiring the Company’s assets, as the case may be, or a parent thereof;

•                                          a merger, recapitalization, consolidation or similar transaction to which the Company is a party or the sale, transfer or other disposition of all or substantially all of the Company’s assets if, in either case, the directors of the Company immediately prior to consummation of the transaction do not, upon consummation of the transaction, constitute at least a majority of the board of directors of the surviving entity or the entity acquiring the Company’s assets, as the case may be, or a parent thereof (for this purpose, any change in director composition that is anticipated or pursuant to an understanding or agreement in connection with a transaction will be deemed to have occurred at the time of the transaction); or

•                                          a change in the composition of the Board of Directors of the Company (the “Board”) over a period of thirty-six (36) consecutive months or less such that a majority of the Board members ceases by reason of one or more contested elections for Board membership, to be comprised of individuals who either (a) have been Board members since the beginning of such period or (b) have been elected or nominated for election as Board members during such period by at least a majority of the Board members described in clause (a) who were still in office at the time the Board approved such election or nomination.

If a Change in Control occurs, an officer will receive any bonus or other incentive compensation for any prior period that has been earned but is still unpaid, a guaranteed annual bonus and a completion bonus.

The guaranteed annual bonus will be equal to the greater of (i) an officer’s target bonus for the fiscal year in which the Change in Control occurs, (ii) the average of the annual bonus paid to such officer for the preceding two fiscal years or (iii) the bonus that is determined in the ordinary course under the Company bonus plan for officers for the fiscal year in which the Change in Control occurs. This guaranteed bonus is prorated if the Company or any Affiliate (as defined in the Change in Control Plan) involuntarily terminates (other than for cause) or constructively discharges the officer after the announcement of, or the execution of a definitive agreement to effect, a Change in Control and before the end of the fiscal year in which the Change in Control occurs. An officer is deemed constructively discharged for purposes of the Change in Control Plan if (i) the Company significantly reduces the officer’s duties, responsibilities, status, reporting responsibilities, titles or offices, (ii) reduces the officer’s aggregate salary and target bonus, (iii) changes the officer’s principal place of employment such that his or her one-way commute is increased by more than 35 miles, (iv) requires the officer to spend an average of two or more days per week at a place of employment other than his or her principal place of employment if the average ground commute to such additional place of employment from the officer’s primary residence is longer than two hours or (v) the successor company fails to assume the Company’s obligations under the Plan.

The change in control completion bonus will be equal to 100% of the officer’s Base Salary and Plan Bonus. “Base Salary” is defined under the Change in Control Plan to be the highest annualized base salary payable at any time to an officer during the period beginning five years before the announcement of the relevant Change in Control and ending immediately preceding the officer’s termination date. “Plan Bonus” is defined under the Change in Control Plan to mean an amount equal to (i) an officer’s Base Salary multiplied by (ii) the highest percentage target bonus for the officer during the period beginning five years before the announcement of the relevant Change in Control and ending immediately before the officer’s termination date, multiplied by (iii) the greater of (A) 100% or

(B) the average percentage, for the two consecutive fiscal years within the period beginning five years before the announcement of the relevant Change in Control and ending immediately before the officer’s termination date for which such average percentage is the highest, that the officer’s actual annual bonus for a fiscal year represented as a percentage of the officer’s target bonus for such fiscal year.

Officers will be eligible to receive additional Change in Control Plan severance benefits if the Company or any Affiliate (as defined in the Change in Control Plan) involuntarily terminates (other than for cause) or constructively discharges the officer within 36 months after a Change in Control or if the officer experiences an involuntary termination after execution of a definitive agreement to effect, but before consummation of, a Change in Control. The basic severance benefit is 300% of Base Salary plus 300% of Plan Bonus then in effect for an Executive Vice President. Officers also receive various additional benefits including, in the case of Executive Vice Presidents, contributions to the Company’s Pension Accumulation Plan and 401(k) Plan and deferred compensation plan as if such officer had remained employed by the Company for an additional three years and made the maximum salary deferrals and supplementary salary deferrals eligible for matching and supplemental matching contributions under such plans. Officers at the level of Executive Vice President participating in the SERP described above will also become immediately vested in the benefits under such plan and will be credited with an additional three years of service for purposes of benefits under such plan. Finally, officers will continue to receive financial planning services, outplacement services and, in the case of Executive Vice Presidents, health and welfare benefits for a period of up to three years. Each of Messrs. Colby, O’Rourke, Helwig and Geiser currently participates in the Change in Control Plan.

The Change in Control Plan also provides that, if any person holding a title of Senior Vice President or above receives compensation from the Company that subjects such person to an excise tax under Section 4999 of the Internal Revenue Code, the Company will make an additional payment to such person that, net of all such taxes, fully reimburses the employee for the amount of such excise tax.

An officer who is to receive other severance benefits from an Affiliate (as defined in the Change in Control Plan) will not receive benefits under the Change in Control Plan unless the other severance benefit plan so provides or the officer waives benefits under the other severance benefit plan. The Compensation Committee may amend or terminate the Change in Control Plan at any time, provided that termination of the Change in Control Plan or any amendment that adversely affects the rights of participants will be effective no sooner than one year after the approval of such amendment or termination by the Compensation Committee.

In addition to the benefits under the Change in Control Plan, options and restricted share right awards granted under the Company’s stock incentive plans, including grants to the Named Executive Officers under the Company’s 1999 Stock Incentive Plan, contain provisions for immediate acceleration of vesting upon a change in control.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth the beneficial ownership of Common Stock of the Company as of March 31, 2004 (or such other date as indicated) by (a) each person known by the Company to own beneficially more than five percent of the outstanding Common Stock; (b) the Chief Executive Officer of the Company; (c) each of the four other Named Executive Officers; (d) each director of the Company; and (e) all directors and executive officers as a group:

Name and Address	Number of Shares Beneficially Owned(1)		Percent of Class(2)	Number of Shares Supplementally Owned		Total Shares Beneficially and Supplementally Owned	Percent of Class

AXA Financial, Inc.(3) 1290 Avenue of the Americas New York, NY 10104	11,518,966		7.4%	—		11,518,966	7.4%
Leonard D. Schaeffer	3,199,215	(4)	2.0%	104,737	(5)	3,303,952	2.1%
David C. Colby	818,365	(6)	*	27,196	(7)	845,561	*
John A. O’Rourke	85,329	(8)	*	45,731	(9)	131,060	*
David S. Helwig	352,686	(10)	*	29,667	(11)	382,353	*
Thomas C. Geiser	546,987	(12)	*	15,840	(13)	562,827	*
Roger E. Birk	74,904	(14)	*	—		74,904	*
Sheila P. Burke	40,900	(15)	*	—		40,900	*
William H. T. Bush	29,420	(16)	*	—		29,420	*
Julie A. Hill	37,245	(17)	*	4,800	(18)	42,045	*
Warren Y. Jobe	24,300	(19)	*	—		24,300	*
Ramiro G. Peru	9,100	(20)	*	—		9,100	*
Jane G. Pisano	14,700	(21)	*	—		14,700	*
Elizabeth A. Sanders	41,763	(22)	*	3,200	(23)	44,963	*
All executive officers and directors as a group (22 persons)	7,134,135	(24)	4.4%	339,352	(25)	7,473,487	4.6%

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

(2)                                  Calculation based on approximately 157,839,582 shares of Common Stock outstanding as of March 31, 2004.

(3)                                  Based solely on a Schedule 13G report filed with the SEC prepared as of December 31, 2003.  The shares are also reported as beneficially owned by the following affiliates of AXA Financial, Inc.: AXA Assurances I.A.R.D. Mutuelle and AXA Assurances Vie Mutuelle, each with an address at 370, rue Saint Honore, 75001 Paris, France; AXA Courtage Assurance Mutuelle, with an address at 26, rue Louis le Grand, 75002 Paris, France; and AXA, with an address at 25, avenue Matignon, 75008 Paris, France (collectively, the “AXA Group”).  Of the reported shares, the AXA Group reports that it has sole voting power with respect to 4,229,717 shares, that it shares voting power with respect to 3,797,614 shares, that it has sole dispositive power with respect to 11,492,309 shares and shared dispositive power with respect to 20,206 shares.  The AXA Group reports that its shares are deemed to be beneficially owned by the following subsidiaries of AXA: AXA Investment Managers Paris (France) (1,826 shares), AHA Investment Managers Den Haag (3,425 shares) and AXA Rosenberg Investment Management LLC (700 shares) and by the following subsidiaries of AXA Financial, Inc.: Alliance Capital Management L.P. (11,223,103 shares) and The Equitable Life Assurance Society of the United States (269,206 shares).

(4)                                  Includes 40 shares held in a 401(k) account for the benefit of Mr. Schaeffer. Includes 2,449,175 shares subject to presently exercisable options, options that become exercisable within 60 days and restricted share right grants that vest within 60 days.

(5)                                  Includes a restricted share right grant with respect to 36,100 shares that vests in three equal installments on January 26, 2005, January 26, 2006 and January 26, 2007, all of which are in a deferred compensation account.  Includes a restricted share right grant with respect to 11,808 shares that vests on March 15, 2005, all of which are in a deferred compensation account.  Includes deferred rights to 56,829 shares held in a deferred compensation account for the benefit of Mr. Schaeffer.

(6)                                  Includes 921 shares held in a 401(k) account for the benefit of Mr. Colby, 3,366 shares held in an irrevocable trust, of which Mr. Colby is trustee, 253,165 shares owned by the Colby Family Trust, of which Mr. Colby is trustee and 546,993 shares subject to presently exercisable options, options that become exercisable within 60 days and restricted share right grants that vest within 60 days.

(7)                                  Includes a restricted share right grant with respect to 10,600 shares that vests in three equal installments on January 26, 2005, January 26, 2006 and January 26, 2007, all of which are in a deferred compensation account. Includes a restricted share right grant with respect to 2,860 shares that vests on March 15, 2005, all of which are in a deferred compensation account.  Includes deferred rights to 13,736 shares held in a deferred compensation account for the benefit of Mr. Colby.

(8)                                  Includes 925 shares held in a 401(k) account for the benefit of Mr. O’Rourke and 79,216 shares subject to presently exercisable options, options that become exercisable within 60 days and restricted share right grants that vest within 60 days.

(9)                                  Includes a restricted share right grant with respect to 10,000 shares that vests in three equal installments on January 26, 2005, January 26, 2006 and January 26, 2007, all of which are in a deferred compensation account.  Includes deferred rights to 35,731 shares held in a deferred compensation account for the benefit of Mr. O’Rourke.

(10)                            Includes 3,729 shares held in a 401(k) account for the benefit of Mr. Helwig, 45,493 shares owned by the Helwig Family Trust, of which Mr. Helwig is trustee, 342 shares owned by Mr. Helwig’s son and 227 shares owned by Mr. Helwig’s daughter.  Includes 285,139 shares subject to presently exercisable options, options that become exercisable within 60 days and restricted share grants that vest within 60 days.

(11)                            Includes a restricted share right grant with respect to 10,600 shares that vests in three equal installments on January 26, 2005, January 26, 2006 and January 26, 2007, all of which are in a deferred compensation account. Includes a restricted share right grant with respect to 1,990 shares that vests on March 15, 2005, all of which are in a deferred compensation account.  Includes deferred rights to 17,077 shares held in a deferred compensation account for the benefit of Mr. Helwig.

(12)                            Includes 529 shares held in a 401(k) account for the benefit of Mr. Geiser, 45,722 shares held in the Geiser Schweers Family Trust, of which Mr. Geiser is trustee and 500,736 shares subject to presently exercisable options, options that become exercisable within 60 days and restricted share right grants that vest within 60 days.

(13)                            Includes a restricted share right grant with respect to 10,600 shares that vests in three equal installments on January 26, 2005, January 26, 2006 and January 26, 2007, all of which are in a deferred compensation account. Includes a restricted share right grant with respect to 2,650 shares that vests on March 15, 2005, of which 397 shares are in a deferred compensation account.  Includes deferred rights to 2,590 shares held in a deferred compensation account for the benefit of Mr. Geiser.

(14)         Includes 34,034 shares subject to presently exercisable options.

(15)         Includes 28,000 shares subject to presently exercisable options.

(16)         Includes 21,856 shares subject to presently exercisable options.

(17)         Includes 20,566 shares subject to presently exercisable options.

(18)                            Represents deferred rights to 4,800 shares under the Company’s Board of Directors Deferred Compensation Plan. See “Compensation of Directors.”

(19)                            Includes 16,000 shares subject to presently exercisable options.

(20)         Includes 4,000 shares subject to presently exercisable options.

(21)                            Includes 8,000 shares subject to presently exercisable options.

(22)                            Includes 35,023 shares subject to presently exercisable options.

(23)                            Represents deferred rights to 3,200 shares under the Company’s Board of Directors Deferred Compensation Plan. See “Compensation of Directors.”

(24)                            Includes 5,582,830 shares subject to presently exercisable options, options that become exercisable within 60 days or restricted share right grants that vest within 60 days.

(25)                            Includes deferred rights to 15,965 shares.  Includes restricted share right grants with respect to 78,400 shares that vest in three equal installments on January 26, 2005, January 26, 2006 and January 26, 2007, all of which are in deferred compensation accounts.  Includes restricted share right grants with respect to 4,187 shares that vest on March 15, 2005, all of which are in deferred compensation accounts.  Includes restricted share right grants with respect to 9,629 shares.

Equity Compensation Plan Information

The following table provides, as of December 31, 2003, the number of securities issuable upon exercise of outstanding options, warrants or rights, the average exercise price of such options, warrant and rights and the number of securities remaining available for issuance under the Company’s various equity compensation plans.

Plan Category	(a) No. of securities to be issued upon exercise of outstanding options, warrants and rights		(b) Weighted-average exercise price of outstanding warrants, options and rights	(c) No. of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column(a))

Equity compensation plans approved by securityholders	12,517,549	(1)(2)(3)(4)	$54.48	5,207,829	(1)(2)(5)(6)
Equity compensation plans not approved by securityholders(7)	6,479,877		$59.22	622,253	(6)
Total	18,997,426		$56.81	5,830,082	(6)

(1)                                  The share numbers given reflect awards made pursuant to the Company’s 1999 Stock Incentive Plan, which was approved by the stockholders of the Company at a meeting held on May 11, 1999, as well as awards and shares available for issuance under the Company’s predecessor plans at the time of adoption of the 1999 Stock Incentive Plan.

(2)                                  Pursuant to the 1999 Stock Incentive Plan, the number of shares of Common Stock available for issuance under such plan are automatically increased (up to a maximum of 30.0 million shares) by the number of shares of Common Stock that are repurchased by the Company after May 11, 1999 (the “Repurchased Shares”) on the open market or in private transactions, so long as the aggregate price paid for the Repurchased Shares does not exceed the cumulative amount received in cash by the Company after May 11, 1999 for the exercise of options or issuance of awards granted under the Plan.

(3)                                  Excludes shares issuable under the Company’s amended and restated Employee Stock Purchase Plan (“ESPP”), which was approved by the stockholders of the Company at a meeting held on May 9, 2000. Under the ESPP, eligible employees of the Company are offered Common Stock of the Company for purchase through a series of successive offering periods beginning on January 1 and July 1 of each calendar year. On the first day of each offering period, each eligible employee who has elected to participate in the ESPP is granted a purchase right to purchase up to a fixed number of shares of Common Stock determined as of such date by dividing the total amount anticipated to be collected from such person during the offering period, together with any amount carried over from any preceding offering period, by 100% of the fair market value of the Company’s Common Stock on the first day of the offering period and multiplying the result by one and one-half. On the final day of the offering period, the purchase right is exercised and each participant purchases the full number of purchasable shares under such purchase right at a price per share equal to the lower of 85% of the fair market value on the first day of the offering period and 85% of the fair market value on the purchase date. On December 31, 2003, all purchase rights then outstanding under the ESPP were exercised. For the offering period commencing January 1, 2004 and ending June 30, 2004, there are purchase rights outstanding under the ESPP with respect to a maximum number of 202,522 shares.

(4)                                  Includes securities to be issued upon exercise of outstanding awards under various RightCHOICE plans, which were approved by RightCHOICE’s stockholders prior to the Company’s merger with RightCHOICE on January 31, 2002, and under the Cobalt Corporation Equity Incentive Plan, which was approved by Cobalt’s shareholders prior to the Company’s merger with Cobalt on September 24, 2003.

(5)                                  Includes approximately 1,325,293 shares remaining available for issuance as of December 31, 2003 in the form of restricted stock or restricted share right awards under the 1999 Stock Incentive Plan and approximately 1,239,998 shares remaining available for issuance as of December 31, 2003 under the ESPP.

(6)                                  Under the 1999 Stock Incentive Plan and the 2000 Employee Stock Option Plan, only the net number of shares actually issued is deducted from the number of shares remaining available for issuance under each plan. Accordingly, if option shares are exercised pursuant to a stock-for-stock exercise (including “reloads,” which allow an optionee to pay the purchase price of options to be exercised in shares of WellPoint Common Stock already owned by such optionee and to simultaneously receive an award for a number of option shares equal to the number of shares of Common Stock tendered for payment of the exercised options), only the difference of the number of option shares exercised less the number of shares of Common Stock tendered in payment of such exercise (including shares tendered or withheld to pay for tax withholding obligations) is deducted from the number of shares remaining available for issuance under each plan.

(7)                                  Reflects securities to be issued upon exercise of outstanding awards and securities remaining available for future issuance under the Company’s 2000 Employee Stock Option Plan.

Description of 2000 Employee Stock Option Plan

Purpose

The purpose of the 2000 Employee Stock Option Plan (the “Employee Plan”) is to enable the Company to offer stock options to employees of the Company, or any affiliate of the Company linked to the Company by a 50% or greater chain of ownership or in which the Company has a significant ownership interest, who is not an executive officer of the Company.

Administration

The Employee Plan is administered by a committee appointed by the Board, consisting of two or more members of the Board (the “Committee”). The Committee is generally authorized to construe and interpret the Employee Plan, to select eligible individuals for participation and to specify the terms of awards under the Employee Plan.

Shares and Terms

Stock subject to awards granted under the Employee Plan is the Company’s authorized but unissued or reacquired Common Stock. The maximum number of shares of Common Stock that may be issued under the Employee Plan is 9.0 million shares, subject to certain adjustments. To the extent that an option expires or is terminated, cancelled or forfeited for any reason without having been exercised in full, any remaining shares allocable to the unexercised portion of such option will again become available for subsequent grants under the Employee Plan. Any shares held by an award holder that are delivered to the Company or that are otherwise withheld from shares issuable under an award in payment of all or a portion of the exercise price or tax withholding obligations for such award will be available for subsequent grants and awards.

Stock Option Awards

The Committee may only grant non-statutory stock options, which are not intended to satisfy the requirement for incentive stock options under Section 422 of the Internal Revenue Code, as amended, under the Employee Plan.

The exercise price of an option will be determined by the Committee. There is no limit on the duration of an option. The exercise price will generally be payable in full in cash or, at the Committee’s discretion, in previously owned shares held for the requisite period to avoid a charge to earnings, under certain conditions, by the proceeds of a same-day sale of the award shares or by the extension of credit.

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

Adjustments

If there is a change in the Common Stock due to a change in the corporate or capital structure of the issuer of the Common Stock, the Committee will make appropriate adjustments to the maximum number and class of shares subject to Employee Plan and to the number and class of shares and price per share of Common Stock subject to outstanding awards. The Committee’s determination will be conclusive.

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

Amendment or Termination

The Employee Plan provides that the Board may amend, suspend or discontinue the Employee Plan at any time. To the extent not consistent with the Employee Plan, the Committee may modify or waive the terms of any outstanding award, provided that no modification or waiver may adversely effect a holder’s rights without the holder’s consent.

Item 13. Certain Relationships and Related Transactions.

Relocation Loan

In connection with the purchase of a residence by Woodrow A. Myers, Jr., M.D., Executive Vice President and Chief Medical Officer, in 2000, the Company made an interest-free loan of $200,000 to Dr. Myers, forgivable in five annual installments of $40,000, so long as he remains employed by the Company. If Dr. Myers voluntarily terminates his employment or if the Company terminates his employment for cause before the entire balance of the loan is forgiven, the remaining unpaid, unforgiven balance would become due. As of April 27, 2004, the outstanding principal balance of this loan was $80,000.

PART IV

Item 15. Exhibits, Financial Statement Schedules and Reports on Form 8-K.

a.                                       1) Financial Statements

The consolidated financial statements are contained in the Form 10-K filed by the Company on March 15, 2004.

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

3.01	Restated Certificate of Incorporation of the Registrant, incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K dated August 4, 1997 (File No. 001-13083).
3.02	Bylaws of the Registrant, incorporated by reference to Exhibit 4.2 to the Registrant’s Registration Statement on Form S-8 (Registration No. 333-112933).
4.01	Specimen of Common Stock certificate of the Registrant, incorporated by reference to Exhibit 4.01 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002.
4.02	Restated Certificate of Incorporation of the Registrant (included in Exhibit 3.01).
4.03	Bylaws of the Registrant (included in Exhibit 3.02).

4.04

Amended and Restated Indenture dated as of June 8, 2001 by and between the Registrant and The Bank of New York, as trustee, incorporated by reference to Exhibit 4.3 to the Registrant’s Current Report on Form 8-K dated June 7, 2001.

4.05	Form of Note evidencing the Registrant’s 6 3/8% Notes due 2006, incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K dated June 12, 2001.
4.06	Form of Note evidencing the Registrant’s 6 3/8% Notes due 2012, incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K dated January 11, 2002.
10.01

Undertakings dated January 7, 1993 by the Registrant, Blue Cross of California and certain subsidiaries to the California Department of Corporations, incorporated by reference to Exhibit 10.24 to the Registrant’s Form S-1 Registration Statement No. 33-54898.

10.02*

Supplemental Pension Plan of Blue Cross of California, incorporated by reference to Exhibit 10.15 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 1992 (File No. 1-11628).

10.03*	Form of Indemnification Agreement between the Registrant and its Directors and Officers, incorporated by reference to Exhibit 10.17 to the Registrant’s Form S-1 Registration Statement No. 33-54898.
10.04*

Officer Severance Agreement dated as of July 1, 1993 between the Registrant and Thomas C. Geiser, incorporated by reference to Exhibit 10.24 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 1993 (File No. 1-11628).

10.05

Orders Approving Notice of Material Modification and Undertakings dated September 7, 1995 by Blue Cross of California, the Registrant and the Registrant’s subsidiaries to the California Department of Corporations, incorporated by reference to Exhibit 10.47 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1995 (File No. 1-11628).

10.06

Lease Agreement dated as of January 1, 1996 by and between TA/Warner Center Associates II, L.P., and the Registrant, incorporated by reference to Exhibit 10.46 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 1995 (File No. 1-11628).

10.07*

Letter dated November 13, 1995 from the Registrant to D. Mark Weinberg regarding severance benefits, together with underlying Officer Severance Agreement, incorporated by reference to Exhibit 10.48 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 1995 (File No. 1-11628).

10.08*

Letter dated November 13, 1995 from the Registrant to Thomas C. Geiser regarding severance benefits, incorporated by reference to Exhibit 10.49 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 1995 (File No. 1-11628).

10.09

Amended and Restated Undertakings dated March 5, 1996 by Blue Cross of California, the Registrant and certain of its subsidiaries to the California Department of Corporations, incorporated by reference to Exhibit 99.1 to the Registrant’s Current Report on Form 8-K dated March 5, 1996 (File No. 1-11628).

10.10

Indemnification Agreement dated as of May 17, 1996 by and among the Registrant, WellPoint Health Networks Inc., a Delaware corporation, and Western Health Partnerships, incorporated by reference to Exhibit 99.9 to the Registrant’s Current Report on Form 8-K dated May 20, 1996 (File No. 333-03292-01).

10.11

Amended and Restated Share Escrow Agent Agreement dated as of August 4, 1997 by and between the Registrant and U.S. Trust Company of California, N.A., incorporated by reference to Exhibit 99.4 to the Registrant’s Current Report on Form 8-K dated August 4, 1997 (File No. 001-13083).

10.12

Blue Cross License Agreement effective as of January 31, 2002 by and among the Registrant and the Blue Cross and Blue Shield Association (the “BCBSA”), incorporated by reference to Exhibit 10.12 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001.

10.13

Blue Cross Affiliate License Agreement effective as of August 4, 1997 by and between the BCBSA and Blue Cross of California, incorporated by reference to Exhibit 99.8 of Registrant’s Current Report on Form 8-K dated August 4, 1997 (File No. 001-13083).

10.14

Blue Cross Affiliate License Agreement effective as of August 4, 1997 by and between the BCBSA and BC Life & Health Insurance Company, incorporated by reference to Exhibit 99.9 to the Registrant’s Current Report on Form 8-K dated August 4, 1997 (File No. 001-13083).

10.15

Blue Cross Controlled Affiliate License Agreement Applicable to Life Insurance Companies effective as of August 4, 1997 by and between the BCBSA and BC Life & Health Insurance Company, incorporated by reference to Exhibit 99.10 to the Registrant’s Current Report on Form 8-K dated August 4, 1997 (File No. 001-13083).

10.16

Undertakings dated July 31, 1997 by the Registrant, Blue Cross of California and WellPoint California Services, Inc. to the California Department of Corporations, incorporated by reference to Exhibit 99.12 to the Registrant’s Current Report on Form 8-K dated August 4, 1997 (File No. 001-13083).

10.17*†	WellPoint 2004 Officer Benefits Guide, as amended.

10.18

Amendment No. 1 dated as of June 12, 1998 to the Amended and Restated Share Escrow Agent Agreement by and between the Registrant and U.S. Trust Company of California, N.A., incorporated by reference to Exhibit 99.3 to the Registrant’s Current Report on Form 8-K dated June 12, 1998 (File No. 333-31599).

10.19*

WellPoint Health Networks Inc. Officer Severance Plan (as adopted December 4, 2001), incorporated by reference to Exhibit 10.23 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001.

10.20*

WellPoint Health Networks Inc. Management Bonus Plan effective as of January 1, 2000, incorporated by reference to Exhibit 10.32 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2000.

10.21*

WellPoint Health Networks Inc. Board of Directors Deferred Compensation Plan, incorporated by reference to Exhibit 10.52 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 1998 (File No. 001-13083).

10.22*

Amended and Restated Employment Agreement dated as of December 31, 2002 by and between the Registrant and Leonard D. Schaeffer, incorporated by reference to Exhibit 99.1 to the Registrant’s Current Report on Form 8-K dated December 31, 2002.

10.23*

Amended and Restated Special Executive Retirement Plan dated as of December 31, 2002 by and between the Registrant and Leonard D. Schaeffer, incorporated by reference to Exhibit 99.2 to the Registrant’s Current Report on Form 8-K dated December 31, 2002.

10.24*

WellPoint Health Networks Inc. 1999 Stock Incentive Plan (as amended through December 6, 2000), incorporated by reference to Exhibit 10.37 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2000.

10.25*	WellPoint Health Networks Inc. 1999 Executive Officer Annual Incentive Plan, incorporated by reference to Annex II to the Registrant’s Proxy Statement on Schedule 14A dated March 28, 2001.
10.26*

WellPoint Health Networks Inc. 1996 Employee Stock Purchase Plan (as amended and restated effective April 1, 2000), incorporated by reference to Annex I to the Registrant’s Definitive Proxy Statement on Schedule 14A dated March 23, 2000.

10.27*

WellPoint Health Networks Inc. 2000 Employee Stock Option Plan (as amended through October 19, 2001), incorporated by reference to Exhibit 10.33 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001.

10.28*

Promissory Note Secured by Deed of Trust dated September 22, 2000 made by Woodrow A. Myers, Jr., M.D. in favor of the Registrant, incorporated by reference to Exhibit 10.01 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2000.

10.29

Credit Agreement ($750,000,000 Five-Year Revolving Credit and Competitive Advance Facility) dated as of March 30, 2001 by and among the Registrant, the lenders from time to time party thereto, Bank of America, N.A., as administrative agent, and Banc of America Securities LLC and JPMorgan, as joint arrangers and joint book managers, incorporated by reference to Exhibit 10.01 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2001.

10.30

Credit Agreement ($250,000,000 364-Day Revolving Credit Facility) dated as of March 30, 2001 by and among the Registrant, the lenders from time to time party thereto, Bank of America, N.A., as administrative agent, and Banc of America Securities LLC and JPMorgan, as joint arrangers and joint book managers, incorporated by reference to Exhibit 10.02 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2001.

10.31

First Amendment to 364-Day Credit Agreement dated as of March 29, 2002 by and among the Registrant, the lenders from time to time party thereto, Bank of America, N.A., as administrative agent, and JPMorgan, a division of Chase Securities, Inc., as syndication agent, incorporated by reference to Exhibit 10.01 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2002.

10.32

Blue Cross Controlled Affiliate License Agreement dated as of March 15, 2001 by and among the BCBSA, Blue Cross and Blue Shield of Georgia, Inc. (“Georgia Blue”) and the Registrant, incorporated by reference to Exhibit 10.03 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 30, 2001.

10.33

Blue Shield Controlled Affiliate License Agreement dated as of March 15, 2001 by and among the BCBSA, Georgia Blue and the Registrant, incorporated by reference to Exhibit 10.04 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 30, 2001.

10.34

Blue Cross Controlled Affiliate License Agreement dated as of March 15, 2001 by and among the BCBSA, Blue Cross Blue Shield Healthcare Plan of Georgia, Inc. (“Georgia Blue HMO”) and Registrant, incorporated by reference to Exhibit 10.05 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2001.

10.35

Blue Shield Controlled Affiliate License Agreement dated as of March 15, 2001 by and among the BCBSA, Georgia Blue HMO and the Registrant, incorporated by reference to Exhibit 10.06 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2001.

10.36

Blue Cross Controlled Affiliate License Agreement Applicable to Life Insurance Companies dated as of March 15, 2001 by and among the BCBSA, Greater Georgia Life Insurance Company (“GGL”) and the Registrant, incorporated by reference to Exhibit 10.07 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2001.
10.37

Blue Shield Controlled Affiliate License Agreement Applicable to Life Insurance Companies dated as of March 15, 2001 by and among the BCBSA, and GGL and the Registrant, incorporated by reference to Exhibit 10.08 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2001.

10.38

California Blue Cross License Addendum amended and restated as of January 31, 2002 by and among the Registrant and the BCBSA, incorporated by reference to Exhibit 10.46 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001.

10.39

California Blue Shield License Addendum amended and restated as of January 31, 2002 by and among the Registrant and the BCBSA, incorporated by reference to Exhibit 10.47 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001.

10.40

Blue Cross Controlled Affiliate License Agreement dated as of January 31, 2002 by and among the BCBSA, RightCHOICE Managed Care, Inc. (“RightCHOICE”) and the Registrant, incorporated by reference to Exhibit 10.48 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001.

10.41

Blue Shield Controlled Affiliate License Agreement dated as of January 31, 2002 by and among the BCBSA, RightCHOICE and the Registrant, incorporated by reference to Exhibit 10.49 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001.

10.42

Blue Cross Controlled Affiliate License Agreement dated as of January 31, 2002 by and among the BCBSA, Healthy Alliance Life Insurance Company (“HALIC”) and the Registrant, incorporated by reference to Exhibit 10.50 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001.

10.43

Blue Shield Controlled Affiliate License Agreement dated as of January 31, 2002 by and among the BCBSA, HALIC and the Registrant, incorporated by reference to Exhibit 10.51 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001.

10.44

Blue Cross Controlled Affiliate License Agreement dated as of January 31, 2002 by and among the BCBSA, HMO Missouri, Inc. (“HMO Missouri”) and the Registrant, incorporated by reference to Exhibit 10.52 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001.

10.45

Blue Shield Controlled Affiliate License Agreement dated as of January 31, 2002 by and among the BCBSA, HMO Missouri and the Registrant, incorporated by reference to Exhibit 10.53 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001.

10.46

Blue Shield License Agreement effective as of January 31, 2002 by and between the Registrant and the BCBSA, incorporated by reference to Exhibit 10.58 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001.

10.47*

RightCHOICE Managed Care, Inc. 2001 Stock Incentive Plan effective May 1, 2001, incorporated by reference to Exhibit 10 to the Registration Statement on Form S-8 of RightCHOICE Managed Care, Inc. (File No. 333-62898).

10.48*

RightCHOICE Managed Care, Inc. 1994 Equity Incentive Plan, incorporated by reference to Exhibit 4(c) of the Post-Effective Amendment No. 2 on Form S-8 to Registration Statement on Form S-4 of RightCHOICE Managed Care, Inc. (File No. 333-34750).

10.49*

RightCHOICE Managed Care, Inc. Nonemployee Directors’ Stock Option Plan, incorporated by reference to Exhibit 10.16 to the Registration Statement on Form S-1 of RightCHOICE Managed Care, Inc., a Missouri corporation (File No. 33-77798).

10.50*

Restatement of the RightCHOICE Managed Care, Inc. Executive Deferred Compensation Plan, incorporated by reference to Exhibit 4(c) of the Registration Statement on Form S-8 of RightCHOICE Managed Care, Inc. (File No. 333-51336).

10.51*

RightCHOICE Managed Care, Inc. Supplemental Executive Retirement Plan as restated effective October 10, 2001, incorporated by reference to Exhibit 10.06 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2002.

10.52*

Letter agreement dated February 4, 2002 between the Registrant and John A. O’Rourke, incorporated by reference to Exhibit 10.07 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2002.

10.53*

Amendment No. 1 to RightCHOICE Managed Care, Inc. Executive Deferred Compensation Plan effective as of October 15, 2001, incorporated by reference to Exhibit 10.08 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2002.

10.54*

Amendment to the WellPoint 401(k) Retirement Savings Plan effective as of April 30, 2002, incorporated by reference to Exhibit 10.01 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002.

10.55*

WellPoint Health Networks Inc. Comprehensive Executive Non-Qualified Retirement Plan (as amended through September 1, 2002), incorporated by reference to Exhibit 10.01 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2002.

10.56*

Amendment to the WellPoint 401(k) Retirement Savings Plan effective as of September 1, 2002, incorporated by reference to Exhibit 10.02 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2002.

10.57*

Amendment to the WellPoint 401(k) Retirement Savings Plan effective as of November 17, 2002, incorporated by reference to Exhibit 10.03 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2002.

10.58*

Amendment to the WellPoint 401(k) Retirement Savings Plan (as amended through March 1, 2002) dated March 16, 2003, incorporated by reference to Exhibit 10.66 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002.

10.59

Blue Cross Controlled Affiliate License Agreement Applicable to Life Insurance Companies dated October 4, 2002 by and between the BCBSA and HALIC, incorporated by reference to Exhibit 10.67 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002.

10.60

Blue Shield Controlled Affiliate License Agreement Applicable to Life Insurance Companies dated October 4, 2002 by and between the BCBSA and HALIC, incorporated by reference to Exhibit 10.68 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002.

10.61*

EGTRRA Amendment to the WellPoint 401(k) Retirement Savings Plan (as amended through March 1, 2002) dated December 4, 2002, incorporated by reference to Exhibit 10.69 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002.

10.62

Second Amendment to 364-Day Credit Agreement dated as of March 28, 2003, by and among the Registrant, the lenders from time to time party thereto, Bank of America, N.A., as administrative agent, and JPMorgan Chase Bank, as syndication agent, incorporated by reference to Exhibit 10.01 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2003.

10.63

First Amendment to Five Year Credit Agreement dated as of March 28, 2003, by and among the Registrant, the lenders from time to time party thereto, Bank of America, N.A., as administrative agent, and JPMorgan Chase Bank, as syndication agent, incorporated by reference to Exhibit 10.02 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2003.

10.64*	Cobalt Corporation Equity Incentive Plan, incorporated by reference to Exhibit 10.7 of Cobalt Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002.
10.65

Blue Cross Controlled Affiliate License Agreement dated September 24, 2003 by and among the Blue Cross and Blue Shield Association (the “BCBSA”), Blue Cross Blue Shield of Wisconsin (formerly named Blue Cross & Blue Shield United of Wisconsin) and the Registrant, incorporated by reference to Exhibit 10.02 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003.

10.66

Blue Shield Controlled Affiliate License Agreement dated September 24, 2003 by and among the BCBSA, Blue Cross Blue Shield of Wisconsin (formerly named Blue Cross & Blue Shield United of Wisconsin) and the Registrant, incorporated by reference to Exhibit 10.03 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003.

10.67

Blue Cross Controlled Affiliate License Agreement dated September 24, 2003 by and among the BCBSA, United Government Services, LLC and the Registrant, incorporated by reference to Exhibit 10.04 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003.

10.68

Blue Shield Controlled Affiliate License Agreement dated September 24, 2003 by and among the BCBSA, United Government Services, LLC and the Registrant, incorporated by reference to Exhibit 10.05 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003.

10.69

Blue Cross Controlled Affiliate License Agreement dated September 24, 2003 by and among the BCBSA, Compcare Health Services Insurance Corporation and the Registrant, incorporated by reference to Exhibit 10.06 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003.

10.70

Blue Shield Controlled Affiliate License Agreement dated September 24, 2003 by and among the BCBSA, Compcare Health Services Insurance Corporation and the Registrant, incorporated by reference to Exhibit 10.07 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003.

10.71

Blue Cross Controlled Affiliate License Agreement dated October 6, 2003 by and among the BCBSA, Claim Management Services, Inc. and the Registrant, incorporated by reference to Exhibit 10.08 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003.

10.72

Blue Shield Controlled Affiliate License Agreement dated October 6, 2003 by and among the BCBSA, Claim Management Services, Inc. and the Registrant, incorporated by reference to Exhibit 10.09 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003.

10.73*

WellPoint 401(k) Retirement Savings Plan Generally Effective January 1, 2002 (As Amended through March 1, 2002) executed on October 10, 2003, incorporated by reference to Exhibit 10.10 to the Registrant’s Quarterly Report on Form 10-Q

for the quarter ended September 30, 2003.
10.74*

Distribution Option Amendment to the WellPoint 401(k) Retirement Savings Plan dated July 24, 2003, incorporated by reference to Exhibit 10.11 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003.

10.75*

Amendment to the WellPoint 401(k) Retirement Savings Plan dated October 10, 2003, incorporated by reference to Exhibit 10.12 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003.

10.76*

WellPoint Health Networks Inc. Officer Change-in-Control Plan (As amended and restated through December 4, 2001) (as revised in October 2003), incorporated by reference to Exhibit 10.13 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003.

10.77*

WellPoint Health Networks Inc. Supplemental Executive Retirement Plan (As restated effective December 4, 2001) (As amended October 24, 2003), incorporated by reference to Exhibit 10.14 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003.

10.78*

Amendment to the WellPoint 401(k) Retirement Savings Plan (As Amended Through October 10, 2003) dated November 13, 2003, incorporated by reference to Exhibit 10.15 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003.

10.79*

Description of HTH Manager Long-Term Incentive Plan for D. Mark Weinberg dated September 2003, incorporated by reference to Exhibit 10.16 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003.

10.80*†	Amendment to the WellPoint 401(k) Retirement Savings Plan (As Amended Through December 31, 2003) dated December 31, 2003.
10.81*†	Amendment to the WellPoint 401(k) Retirement Savings Plan (As Amended Through December 31, 2003) dated January 15, 2004.
10.82*†	Letter agreement dated December 30, 2003 between the Registrant and Leonard D. Schaeffer.
10.83*†	Form of letter agreement dated February 2004 between the Registrant and executive officers of the Registrant.
10.84

Third Amendment to 364-Day Credit Agreement dated as of March 26, 2004, by and among the Registrant, the lenders from time to time party thereto, Bank of America, N.A., as administrative agent, and JPMorgan Chase Bank, as syndication agent.

21†	List of Subsidiaries of the Registrant.
23.1†	Consent of Independent Accountants.
24†	Power of Attorney (included on Signature Page).
31.01	Certifications.
32.01	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350.
32.02	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350.

*              Management contract or compensatory plan or arrangement

†              Previously filed.

b.                                       Reports on Form 8-K

On October 28, 2003, the Company filed a current report on Form 8-K dated October 27, 2003, which attached a copy of the Company’s joint press release with Anthem, Inc. (“Anthem”) dated October 27, 2003 announcing that the Company had entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Anthem and Anthem Holding Corp., a wholly owned direct subsidiary of Anthem. Such current report on Form 8-K also attached a copy of the Merger Agreement.

On October 30, 2003, the Company furnished a current report on Form 8-K dated October 27, 2003, which attached a copy of the Company’s press release dated October 27, 2003 regarding the Company’s earnings for the quarter ended September 30, 2003 and a transcript of a joint conference call held by the Company and Anthem on October 27, 2003.

On November 5, 2003, the Company furnished a current report on Form 8-K dated November 5, 2003, which attached the text of certain information provided and to be provided by the Company during various investor conferences.

The information included in the current reports on Form 8-K furnished on October 30, 2003 and November 5, 2003 was intended to be furnished under Item 12 of Form 8-K and is not to be considered “filed” under the Securities Exchange Act of 1934, as amended, nor shall it be incorporated by reference into this filing or future filings by the Company under the Securities Act of 1933, as amended or under the Securities Exchange Act of 1934, as amended, unless the Company expressly sets forth in such future filing that such information is to be considered “filed” or incorporated by reference therein.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WELLPOINT HEALTH NETWORKS INC.

Date: April 29, 2004	By:	/s/ LEONARD D. SCHAEFFER*
Leonard D. Schaeffer
Chairman of the Board of Directors and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ LEONARD D. SCHAEFFER*	Chairman of the Board of Directors and Chief Executive Officer	April 29, 2004
Leonard D. Schaeffer	(Principal Executive Officer)

/s/ DAVID C. COLBY*	Executive Vice President and Chief Financial Officer	April 29, 2004
David C. Colby	(Principal Financial Officer)

/s/ KENNETH C. ZUREK*	Senior Vice President, Controller and Taxation	April 29, 2004
Kenneth C. Zurek	(Principal Accounting Officer)

/s/ ROGER E. BIRK*	Director	April 29, 2004
Roger E. Birk

/s/ SHEILA P. BURKE*	Director	April 29, 2004
Sheila P. Burke

/s/ WILLIAM H. T. BUSH*	Director	April 29, 2004
William H. T. Bush

/s/ JULIE A. HILL*	Director	April 29, 2004
Julie A. Hill

/s/ AWARREN Y. JOBE*	Director	April 29, 2004
Warren Y. Jobe

/s/ RAMIRO G. PERU*	Director	April 29, 2004
Ramiro G. Peru

/s/ JANE G. PISANO*	Director	April 29, 2004
Jane G. Pisano

/s/ ELIZABETH SANDERS*	Director	April 29, 2004
Elizabeth A. Sanders

*By:

/s/ THOMAS C. GEISER

Thomas C. Geiser, Attorney-in-Fact

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

3.01	Restated Certificate of Incorporation of the Registrant, incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K dated August 4, 1997 (File No. 001-13083).
3.02	Bylaws of the Registrant, incorporated by reference to Exhibit 4.2 to the Registrant’s Registration Statement on Form S-8 (Registration No. 333-112933).
4.01	Specimen of Common Stock certificate of the Registrant, incorporated by reference to Exhibit 4.01 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002.
4.02	Restated Certificate of Incorporation of the Registrant (included in Exhibit 3.01).
4.03	Bylaws of the Registrant (included in Exhibit 3.02).
4.04

Amended and Restated Indenture dated as of June 8, 2001 by and between the Registrant and The Bank of New York, as trustee, incorporated by reference to Exhibit 4.3 to the Registrant’s Current Report on Form 8-K dated June 7, 2001.

4.05	Form of Note evidencing the Registrant’s 6 3/8% Notes due 2006, incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K dated June 12, 2001.
4.06	Form of Note evidencing the Registrant’s 6 3/8% Notes due 2012, incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K dated January 11, 2002.
10.01

Undertakings dated January 7, 1993 by the Registrant, Blue Cross of California and certain subsidiaries to the California Department of Corporations, incorporated by reference to Exhibit 10.24 to the Registrant’s Form S-1 Registration Statement No. 33-54898.

10.02*

Supplemental Pension Plan of Blue Cross of California, incorporated by reference to Exhibit 10.15 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 1992 (File No. 1-11628).

10.03*	Form of Indemnification Agreement between the Registrant and its Directors and Officers, incorporated by reference to Exhibit 10.17 to the Registrant’s Form S-1 Registration Statement No. 33-54898.
10.04*

Officer Severance Agreement dated as of July 1, 1993 between the Registrant and Thomas C. Geiser, incorporated by reference to Exhibit 10.24 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 1993 (File No. 1-11628).

10.05

Orders Approving Notice of Material Modification and Undertakings dated September 7, 1995 by Blue Cross of California, the Registrant and the Registrant’s subsidiaries to the California Department of Corporations, incorporated by reference to Exhibit 10.47 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1995 (File No. 1-11628).

10.06

Lease Agreement dated as of January 1, 1996 by and between TA/Warner Center Associates II, L.P., and the Registrant, incorporated by reference to Exhibit 10.46 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 1995 (File No. 1-11628).

10.07*

Letter dated November 13, 1995 from the Registrant to D. Mark Weinberg regarding severance benefits, together with underlying Officer Severance Agreement, incorporated by reference to Exhibit 10.48 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 1995 (File No. 1-11628).

10.08*

Letter dated November 13, 1995 from the Registrant to Thomas C. Geiser regarding severance benefits, incorporated by reference to Exhibit 10.49 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 1995 (File No. 1-11628).

10.09

Amended and Restated Undertakings dated March 5, 1996 by Blue Cross of California, the Registrant and certain of its subsidiaries to the California Department of Corporations, incorporated by reference to Exhibit 99.1 to the Registrant’s

Current Report on Form 8-K dated March 5, 1996 (File No. 1-11628).
10.10

Indemnification Agreement dated as of May 17, 1996 by and among the Registrant, WellPoint Health Networks Inc., a Delaware corporation, and Western Health Partnerships, incorporated by reference to Exhibit 99.9 to the Registrant’s Current Report on Form 8-K dated May 20, 1996 (File No. 333-03292-01).

10.11

Amended and Restated Share Escrow Agent Agreement dated as of August 4, 1997 by and between the Registrant and U.S. Trust Company of California, N.A., incorporated by reference to Exhibit 99.4 to the Registrant’s Current Report on Form 8-K dated August 4, 1997 (File No. 001-13083).

10.12

Blue Cross License Agreement effective as of January 31, 2002 by and among the Registrant and the Blue Cross and Blue Shield Association (the “BCBSA”), incorporated by reference to Exhibit 10.12 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001.

10.13

Blue Cross Affiliate License Agreement effective as of August 4, 1997 by and between the BCBSA and Blue Cross of California, incorporated by reference to Exhibit 99.8 of Registrant’s Current Report on Form 8-K dated August 4, 1997 (File No. 001-13083).

10.14

Blue Cross Affiliate License Agreement effective as of August 4, 1997 by and between the BCBSA and BC Life & Health Insurance Company, incorporated by reference to Exhibit 99.9 to the Registrant’s Current Report on Form 8-K dated August 4, 1997 (File No. 001-13083).

10.15

Blue Cross Controlled Affiliate License Agreement Applicable to Life Insurance Companies effective as of August 4, 1997 by and between the BCBSA and BC Life & Health Insurance Company, incorporated by reference to Exhibit 99.10 to the Registrant’s Current Report on Form 8-K dated August 4, 1997 (File No. 001-13083).

10.16

Undertakings dated July 31, 1997 by the Registrant, Blue Cross of California and WellPoint California Services, Inc. to the California Department of Corporations, incorporated by reference to Exhibit 99.12 to the Registrant’s Current Report on Form 8-K dated August 4, 1997 (File No. 001-13083).

10.17*†	WellPoint 2004 Officer Benefits Guide, as amended.
10.18

Amendment No. 1 dated as of June 12, 1998 to the Amended and Restated Share Escrow Agent Agreement by and between the Registrant and U.S. Trust Company of California, N.A., incorporated by reference to Exhibit 99.3 to the Registrant’s Current Report on Form 8-K dated June 12, 1998 (File No. 333-31599).

10.19*

WellPoint Health Networks Inc. Officer Severance Plan (as adopted December 4, 2001), incorporated by reference to Exhibit 10.23 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001.

10.20*

WellPoint Health Networks Inc. Management Bonus Plan effective as of January 1, 2000, incorporated by reference to Exhibit 10.32 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2000.

10.21*

WellPoint Health Networks Inc. Board of Directors Deferred Compensation Plan, incorporated by reference to Exhibit 10.52 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 1998 (File No. 001-13083).

10.22*

Amended and Restated Employment Agreement dated as of December 31, 2002 by and between the Registrant and Leonard D. Schaeffer, incorporated by reference to Exhibit 99.1 to the Registrant’s Current Report on Form 8-K dated December 31, 2002.

10.23*

Amended and Restated Special Executive Retirement Plan dated as of December 31, 2002 by and between the Registrant and Leonard D. Schaeffer, incorporated by reference to Exhibit 99.2 to the Registrant’s Current Report on Form 8-K dated December 31, 2002.

10.24*

WellPoint Health Networks Inc. 1999 Stock Incentive Plan (as amended through December 6, 2000), incorporated by reference to Exhibit 10.37 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2000.

10.25*	WellPoint Health Networks Inc. 1999 Executive Officer Annual Incentive Plan, incorporated by reference to Annex II to the Registrant’s Proxy Statement on Schedule 14A dated March 28, 2001.
10.26*

WellPoint Health Networks Inc. 1996 Employee Stock Purchase Plan (as amended and restated effective April 1, 2000), incorporated by reference to Annex I to the Registrant’s Definitive Proxy Statement on Schedule 14A dated March 23, 2000.

10.27*

WellPoint Health Networks Inc. 2000 Employee Stock Option Plan (as amended through October 19, 2001), incorporated by reference to Exhibit 10.33 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001.

10.28*

Promissory Note Secured by Deed of Trust dated September 22, 2000 made by Woodrow A. Myers, Jr., M.D. in favor of the Registrant, incorporated by reference to Exhibit 10.01 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2000.

10.29

Credit Agreement ($750,000,000 Five-Year Revolving Credit and Competitive Advance Facility) dated as of March 30, 2001 by and among the Registrant, the lenders from time to time party thereto, Bank of America, N.A., as administrative agent, and Banc of America Securities LLC and JPMorgan, as joint arrangers and joint book managers, incorporated by reference to Exhibit 10.01 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2001.
10.30

Credit Agreement ($250,000,000 364-Day Revolving Credit Facility) dated as of March 30, 2001 by and among the Registrant, the lenders from time to time party thereto, Bank of America, N.A., as administrative agent, and Banc of America Securities LLC and JPMorgan, as joint arrangers and joint book managers, incorporated by reference to Exhibit 10.02 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2001.

10.31

First Amendment to 364-Day Credit Agreement dated as of March 29, 2002 by and among the Registrant, the lenders from time to time party thereto, Bank of America, N.A., as administrative agent, and JPMorgan, a division of Chase Securities, Inc., as syndication agent, incorporated by reference to Exhibit 10.01 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2002.

10.32

Blue Cross Controlled Affiliate License Agreement dated as of March 15, 2001 by and among the BCBSA, Blue Cross and Blue Shield of Georgia, Inc. (“Georgia Blue”) and the Registrant, incorporated by reference to Exhibit 10.03 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 30, 2001.

10.33

Blue Shield Controlled Affiliate License Agreement dated as of March 15, 2001 by and among the BCBSA, Georgia Blue and the Registrant, incorporated by reference to Exhibit 10.04 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 30, 2001.

10.34

Blue Cross Controlled Affiliate License Agreement dated as of March 15, 2001 by and among the BCBSA, Blue Cross Blue Shield Healthcare Plan of Georgia, Inc. (“Georgia Blue HMO”) and Registrant, incorporated by reference to Exhibit 10.05 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2001.

10.35

Blue Shield Controlled Affiliate License Agreement dated as of March 15, 2001 by and among the BCBSA, Georgia Blue HMO and the Registrant, incorporated by reference to Exhibit 10.06 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2001.

10.36

Blue Cross Controlled Affiliate License Agreement Applicable to Life Insurance Companies dated as of March 15, 2001 by and among the BCBSA, Greater Georgia Life Insurance Company (“GGL”) and the Registrant, incorporated by reference to Exhibit 10.07 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2001.

10.37

Blue Shield Controlled Affiliate License Agreement Applicable to Life Insurance Companies dated as of March 15, 2001 by and among the BCBSA, and GGL and the Registrant, incorporated by reference to Exhibit 10.08 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2001.

10.38

California Blue Cross License Addendum amended and restated as of January 31, 2002 by and among the Registrant and the BCBSA, incorporated by reference to Exhibit 10.46 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001.

10.39

California Blue Shield License Addendum amended and restated as of January 31, 2002 by and among the Registrant and the BCBSA, incorporated by reference to Exhibit 10.47 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001.

10.40

Blue Cross Controlled Affiliate License Agreement dated as of January 31, 2002 by and among the BCBSA, RightCHOICE Managed Care, Inc. (“RightCHOICE”) and the Registrant, incorporated by reference to Exhibit 10.48 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001.

10.41

Blue Shield Controlled Affiliate License Agreement dated as of January 31, 2002 by and among the BCBSA, RightCHOICE and the Registrant, incorporated by reference to Exhibit 10.49 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001.

10.42

Blue Cross Controlled Affiliate License Agreement dated as of January 31, 2002 by and among the BCBSA, Healthy Alliance Life Insurance Company (“HALIC”) and the Registrant, incorporated by reference to Exhibit 10.50 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001.

10.43

Blue Shield Controlled Affiliate License Agreement dated as of January 31, 2002 by and among the BCBSA, HALIC and the Registrant, incorporated by reference to Exhibit 10.51 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001.

10.44

Blue Cross Controlled Affiliate License Agreement dated as of January 31, 2002 by and among the BCBSA, HMO Missouri, Inc. (“HMO Missouri”) and the Registrant, incorporated by reference to Exhibit 10.52 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001.

10.45

Blue Shield Controlled Affiliate License Agreement dated as of January 31, 2002 by and among the BCBSA, HMO Missouri and the Registrant, incorporated by reference to Exhibit 10.53 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001.

10.46

Blue Shield License Agreement effective as of January 31, 2002 by and between the Registrant and the BCBSA, incorporated by reference to Exhibit 10.58 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001.

10.47*

RightCHOICE Managed Care, Inc. 2001 Stock Incentive Plan effective May 1, 2001, incorporated by reference to Exhibit 10 to the Registration Statement on Form S-8 of RightCHOICE Managed Care, Inc. (File No. 333-62898).

10.48*

RightCHOICE Managed Care, Inc. 1994 Equity Incentive Plan, incorporated by reference to Exhibit 4(c) of the Post-Effective Amendment No. 2 on Form S-8 to Registration Statement on Form S-4 of RightCHOICE Managed Care, Inc. (File No. 333-34750).

10.49*

RightCHOICE Managed Care, Inc. Nonemployee Directors’ Stock Option Plan, incorporated by reference to Exhibit 10.16 to the Registration Statement on Form S-1 of RightCHOICE Managed Care, Inc., a Missouri corporation (File No. 33-77798).

10.50*

Restatement of the RightCHOICE Managed Care, Inc. Executive Deferred Compensation Plan, incorporated by reference to Exhibit 4(c) of the Registration Statement on Form S-8 of RightCHOICE Managed Care, Inc. (File No. 333-51336).

10.51*

RightCHOICE Managed Care, Inc. Supplemental Executive Retirement Plan as restated effective October 10, 2001, incorporated by reference to Exhibit 10.06 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2002.

10.52*

Letter agreement dated February 4, 2002 between the Registrant and John A. O’Rourke, incorporated by reference to Exhibit 10.07 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2002.

10.53*

Amendment No. 1 to RightCHOICE Managed Care, Inc. Executive Deferred Compensation Plan effective as of October 15, 2001, incorporated by reference to Exhibit 10.08 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2002.

10.54*

Amendment to the WellPoint 401(k) Retirement Savings Plan effective as of April 30, 2002, incorporated by reference to Exhibit 10.01 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002.

10.55*

WellPoint Health Networks Inc. Comprehensive Executive Non-Qualified Retirement Plan (as amended through September 1, 2002), incorporated by reference to Exhibit 10.01 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2002.

10.56*

Amendment to the WellPoint 401(k) Retirement Savings Plan effective as of September 1, 2002, incorporated by reference to Exhibit 10.02 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2002.

10.57*

Amendment to the WellPoint 401(k) Retirement Savings Plan effective as of November 17, 2002, incorporated by reference to Exhibit 10.03 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2002.

10.58*

Amendment to the WellPoint 401(k) Retirement Savings Plan (as amended through March 1, 2002) dated March 16, 2003, incorporated by reference to Exhibit 10.66 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002.

10.59

Blue Cross Controlled Affiliate License Agreement Applicable to Life Insurance Companies dated October 4, 2002 by and between the BCBSA and HALIC, incorporated by reference to Exhibit 10.67 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002.

10.60

Blue Shield Controlled Affiliate License Agreement Applicable to Life Insurance Companies dated October 4, 2002 by and between the BCBSA and HALIC, incorporated by reference to Exhibit 10.68 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002.

10.61*

EGTRRA Amendment to the WellPoint 401(k) Retirement Savings Plan (as amended through March 1, 2002) dated December 4, 2002, incorporated by reference to Exhibit 10.69 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002.

10.62

Second Amendment to 364-Day Credit Agreement dated as of March 28, 2003, by and among the Registrant, the lenders from time to time party thereto, Bank of America, N.A., as administrative agent, and JPMorgan Chase Bank, as syndication agent, incorporated by reference to Exhibit 10.01 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2003.

10.63

First Amendment to Five Year Credit Agreement dated as of March 28, 2003, by and among the Registrant, the lenders from time to time party thereto, Bank of America, N.A., as administrative agent, and JPMorgan Chase Bank, as syndication agent, incorporated by reference to Exhibit 10.02 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2003.

10.64*	Cobalt Corporation Equity Incentive Plan, incorporated by reference to Exhibit 10.7 of Cobalt Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002.
10.65

Blue Cross Controlled Affiliate License Agreement dated September 24, 2003 by and among the Blue Cross and Blue Shield Association (the “BCBSA”), Blue Cross Blue Shield of Wisconsin (formerly named Blue Cross & Blue Shield United of Wisconsin) and the Registrant, incorporated by reference to Exhibit 10.02 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003.

10.66	Blue Shield Controlled Affiliate License Agreement dated September 24, 2003 by and among the BCBSA, Blue Cross

Blue Shield of Wisconsin (formerly named Blue Cross & Blue Shield United of Wisconsin) and the Registrant, incorporated by reference to Exhibit 10.03 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003.

10.67

Blue Cross Controlled Affiliate License Agreement dated September 24, 2003 by and among the BCBSA, United Government Services, LLC and the Registrant, incorporated by reference to Exhibit 10.04 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003.

10.68

Blue Shield Controlled Affiliate License Agreement dated September 24, 2003 by and among the BCBSA, United Government Services, LLC and the Registrant, incorporated by reference to Exhibit 10.05 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003.

10.69

Blue Cross Controlled Affiliate License Agreement dated September 24, 2003 by and among the BCBSA, Compcare Health Services Insurance Corporation and the Registrant, incorporated by reference to Exhibit 10.06 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003.

10.70

Blue Shield Controlled Affiliate License Agreement dated September 24, 2003 by and among the BCBSA, Compcare Health Services Insurance Corporation and the Registrant, incorporated by reference to Exhibit 10.07 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003.

10.71

Blue Cross Controlled Affiliate License Agreement dated October 6, 2003 by and among the BCBSA, Claim Management Services, Inc. and the Registrant, incorporated by reference to Exhibit 10.08 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003.

10.72

Blue Shield Controlled Affiliate License Agreement dated October 6, 2003 by and among the BCBSA, Claim Management Services, Inc. and the Registrant, incorporated by reference to Exhibit 10.09 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003.

10.73*

WellPoint 401(k) Retirement Savings Plan Generally Effective January 1, 2002 (As Amended through March 1, 2002) executed on October 10, 2003, incorporated by reference to Exhibit 10.10 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003.

10.74*

Distribution Option Amendment to the WellPoint 401(k) Retirement Savings Plan dated July 24, 2003, incorporated by reference to Exhibit 10.11 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003.

10.75*

Amendment to the WellPoint 401(k) Retirement Savings Plan dated October 10, 2003, incorporated by reference to Exhibit 10.12 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003.

10.76*

WellPoint Health Networks Inc. Officer Change-in-Control Plan (As amended and restated through December 4, 2001) (as revised in October 2003), incorporated by reference to Exhibit 10.13 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003.

10.77*

WellPoint Health Networks Inc. Supplemental Executive Retirement Plan (As restated effective December 4, 2001) (As amended October 24, 2003), incorporated by reference to Exhibit 10.14 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003.

10.78*

Amendment to the WellPoint 401(k) Retirement Savings Plan (As Amended Through October 10, 2003) dated November 13, 2003, incorporated by reference to Exhibit 10.15 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003.

10.79*

Description of HTH Manager Long-Term Incentive Plan for D. Mark Weinberg dated September 2003, incorporated by reference to Exhibit 10.16 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003.

10.80*†	Amendment to the WellPoint 401(k) Retirement Savings Plan (As Amended Through December 31, 2003) dated December 31, 2003.
10.81*†	Amendment to the WellPoint 401(k) Retirement Savings Plan (As Amended Through December 31, 2003) dated January 15, 2004.
10.82*†	Letter agreement dated December 30, 2003 between the Registrant and Leonard D. Schaeffer.
10.83*†	Form of letter agreement dated February 2004 between the Registrant and executive officers of the Registrant.
10.84

Third Amendment to 364-Day Credit Agreement dated as of March 26, 2004, by and among the Registrant, the lenders from time to time party thereto, Bank of America, N.A., as administrative agent, and JPMorgan Chase Bank, as syndication agent.

21†	List of Subsidiaries of the Registrant.
23.1†	Consent of Independent Accountants.
24†	Power of Attorney (included on Signature Page).
31.01	Certifications.
32.01	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350.

32.02	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350.

*              Management contract or compensatory plan or arrangement

†              Previously filed.