Form 10-Q
period 2004-03-31
WELLPOINT HEALTH NETWORKS INC /DE/
filed 2004-05-10
CIK 1013220

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2004

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒    No  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).  Yes  ☒    No  ☐

As of May 4, 2004, there were approximately 155,646,513 shares of Common Stock, $0.01 par value of the registrant outstanding.

WellPoint Health Networks Inc.

Quarterly Report on Form 10-Q for the Quarter Ended March 31, 2004

PART I. FINANCIAL INFORMATION

ITEM 1.                             Financial Statements

WellPoint Health Networks Inc.

Consolidated Balance Sheets

(In thousands, except share data)	March 31, 2004	December 31, 2003
	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$1,136,636	$1,030,327
Investments - available-for-sale, at fair value	7,565,549	6,726,802
Securities lending collateral	960,684	914,173
Receivables, net	1,561,341	1,356,107
Deferred tax assets, net	316,873	355,110
Other current assets	261,805	258,588
Total Current Assets	11,802,888	10,641,107
Property and equipment, net	458,153	441,936
Intangible assets, net	939,197	950,954
Goodwill, net	2,333,702	2,321,208
Long-term investments, at market value	148,133	161,784
Other non-current assets	274,988	271,689
Total Assets	$15,957,061	$14,788,678

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Medical claims payable	$2,639,503	$2,747,074
Reserves for future policy benefits	111,763	129,135
Unearned premiums	665,181	629,831
Accounts payable and accrued expenses	1,299,097	1,411,391
Experience rated and other refunds	267,996	267,382
Income taxes payable	350,125	241,979
Security trades pending payable	669,111	27,456
Securities lending payable	960,684	914,173
Other current liabilities	738,235	712,273
Total Current Liabilities	7,701,695	7,080,694
Accrued postretirement benefits	153,769	152,738
Reserves for future policy benefits, non-current	317,397	288,197
Long-term debt	1,238,940	1,238,267
Deferred tax liabilities	371,001	370,737
Other non-current liabilities	226,082	228,096
Total Liabilities	10,008,884	9,358,729
Stockholders’ Equity:
Preferred Stock - $0.01 par value, 50,000,000 shares authorized, none issued and outstanding	—	—
Common Stock - $0.01 par value, 300,000,000 shares authorized, 157,482,946 and 157,006,322 issued at March 31, 2004 and December 31, 2003, respectively	1,575	1,570
Treasury stock, at cost, 2,171,017 and 4,248,172 shares at March 31, 2004 and December 31, 2003, respectively	(164,726)	(298,049)
Additional paid-in capital	2,374,327	2,348,506
Retained earnings	3,545,704	3,250,483
Accumulated other comprehensive income	191,297	127,439
Total Stockholders’ Equity	5,948,177	5,429,949
Total Liabilities and Stockholders’ Equity	$15,957,061	$14,788,678

See the accompanying notes to the Consolidated Financial Statements.

WellPoint Health Networks Inc.

Consolidated Income Statements

(Unaudited)

	Quarter Ended March 31,
(In thousands, except earnings per share)	2004	2003
Revenues:
Premium revenue	$5,256,303	$4,548,305
Management services and other revenue	306,176	226,171
Investment income	83,661	66,315
	5,646,140	4,840,791
Operating Expenses:
Health care services and other benefits	4,187,351	3,717,500
Selling expense	217,122	191,997
General and administrative expense	725,723	589,669
	5,130,196	4,499,166
Operating Income	515,944	341,625
Interest expense	12,243	12,774
Other expense, net	11,666	7,004
Income before Provision for Income Taxes	492,035	321,847
Provision for income taxes	196,814	128,794
Net Income	$295,221	$193,053

Earnings Per Share:
Net Income	$1.92	$1.33

Earnings Per Share Assuming Full Dilution:
Net Income	$1.85	$1.29

See the accompanying notes to the Consolidated Financial Statements.

WellPoint Health Networks Inc.

Consolidated Statement of Changes in Stockholders’ Equity

(Unaudited)

		Common Stock				Additional Paid - in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Total
	Preferred Stock	Issued		In Treasury
(In thousands)		Shares	Amount	Shares	Amount
Balance as of December 31, 2003	$—	157,006	$1,570	4,248	$(298,049)	$2,348,506	$3,250,483	$127,439	$5,429,949
Stock grants to employees and directors			—	(514)	33,119				33,119
Stock issued for employee stock option plans and stock purchase plans		477	5	(1,563)	100,204	60,782			160,991
Net losses from treasury stock reissued						(34,961)			(34,961)
Comprehensive income
Net income							295,221		295,221
Other comprehensive income, net of tax
Change in unrealized valuation adjustment on investment securities, net of reclassification adjustment								63,858	63,858
Total comprehensive income							295,221	63,858	359,079

Balance as of March 31, 2004	$—	157,483	$1,575	2,171	$(164,726)	$2,374,327	$3,545,704	$191,297	$5,948,177

See the accompanying notes to the Consolidated Financial Statements.

WellPoint Health Networks Inc.

Consolidated Statements of Cash Flows

(Unaudited)

	Quarter Ended March 31,
(In thousands)	2004	2003
Cash flows from operating activities:
Net income	$295,221	$193,053
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization, net of accretion	50,507	37,835
Gain on sales of assets, net	(15,507)	(7,867)
Amortization of deferred gain on sale of building	(131)	—
Accretion of interest on 6 3/8% Notes due 2012 and 6 3/8% Notes due 2006	74	70
(Increase) decrease in certain assets, net of effect of businesses acquired and sold:
Receivables, net	(99,414)	(169,745)
Other current assets	(3,275)	(26,028)
Other non-current assets	96	4,530
Increase (decrease) in certain liabilities, net of effect of businesses acquired and sold:
Medical claims payable	(107,585)	86,341
Reserves for future policy benefits	11,828	11,991
Unearned premiums	35,350	7,905
Accounts payable and accrued expenses	(62,960)	(40,384)
Experience rated and other refunds	614	(4,078)
Income taxes payable	175,966	128,836
Other current liabilities	25,927	89,143
Accrued postretirement benefits	1,031	2,218
Other non-current liabilities	(1,883)	(173)
Net cash provided by operating activities	305,859	313,647
Cash flows from investing activities:
Investments purchased	(1,462,723)	(2,046,457)
Proceeds from investments sold and matured	1,231,876	2,045,006
Property and equipment purchased	(52,322)	(23,268)
Proceeds from property and equipment sold	7,935	117
Additional cash used for prior period acquisitions	(10,583)	—
Proceeds from sale of business, net of cash sold	1,262	—
Net cash used in investing activities	(284,555)	(24,602)
Cash flows from financing activities:
Net borrowing of commercial paper	(2,795)	149,878
Change in advances on securities lending deposits	46,511	37,050
Proceeds from issuance of Common Stock	41,289	40,272
Common Stock repurchased	—	(192,414)
Net cash provided by financing activities	85,005	34,786
Net increase in cash and cash equivalents	106,309	323,831
Cash and cash equivalents at beginning of period	1,030,327	1,355,616
Cash and cash equivalents at end of period	$1,136,636	$1,679,447

See the accompanying notes to the Consolidated Financial Statements.

WellPoint Health Networks Inc.

Notes to Consolidated Financial Statements

(Unaudited)

1.              Organization

WellPoint Health Networks Inc. (the “Company” or “WellPoint”) is one of the nation’s largest publicly traded managed health care companies. As of March 31, 2004, WellPoint had approximately 15.4 million medical members (including approximately 1.2 million BlueCard “host” members) and approximately 45.9 million specialty members. Through its subsidiaries, the Company offers a broad spectrum of network-based managed care plans to the large and small employer, individual, Medicaid and senior markets. The Company’s managed care plans include preferred provider organizations (“PPOs”), health maintenance organizations (“HMOs”), point-of-service (“POS”) plans, other hybrid plans and traditional indemnity plans. In addition, the Company offers managed care services, including underwriting, actuarial services, network access, medical management and claims processing. The Company also provides a broad array of specialty and other products and services including pharmacy benefits management, dental, vision, life insurance, preventive care, disability insurance, behavioral health, COBRA and flexible benefits account administration. With its recent acquisition of Cobalt Corporation, the Company now also offers workers’ compensation insurance products and is currently the largest Medicare Part A fiscal intermediary in the nation, processing claims for providers in all 50 states. The Company markets its products in California primarily under the name Blue Cross of California, in Georgia primarily under the name Blue Cross Blue Shield of Georgia, in various parts of Missouri (including the greater St. Louis area) primarily under the name Blue Cross Blue Shield of Missouri, in Wisconsin primarily under the names Blue Cross Blue Shield of Wisconsin and CompcareBlue and in various parts of the country under the names UNICARE and HealthLink. These products are marketed by the Company’s various operating subsidiaries throughout the United States. The Company’s customer base is diversified, with extensive membership among large and small employer groups and individuals and in the Medicare and Medicaid markets.

2.              Basis of Presentation

The accompanying unaudited consolidated financial statements of WellPoint have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial reporting.  In accordance with the rules and regulations of the SEC, certain footnotes or other financial information have been condensed or omitted if they substantially duplicate the disclosures contained in the Company’s annual audited financial statements.  In the opinion of management, the interim financial statements reflect all material adjustments (which are of a normal recurring nature) necessary for a fair statement of its financial position as of March 31, 2004, the results of its operations for the quarters ended March 31, 2004 and 2003, its changes in stockholders’ equity for the quarter ended March 31, 2004 and its cash flows for the quarters ended March 31, 2004 and 2003.  The results of operations for the interim periods presented are not necessarily indicative of the operating results for the full year.  These unaudited consolidated financial statements should be read together with the consolidated financial statements and notes included in the Company’s annual report on Form 10-K for the year ended December 31, 2003. The Company has reclassified certain prior year amounts in the accompanying unaudited consolidated financial statements to conform to the 2004 presentation.

3.              New Accounting Pronouncements

In December 2003, the FASB issued Statement of Financial Accounting Standards No. 132 (revised 2003), “Employers’ Disclosures about Pensions and Other Postretirement Benefits - an amendment of FASB Statements No. 87, 88, and 106” (“SFAS No. 132R”). SFAS No. 132R retains the disclosure requirements contained in FASB Statement No. 132, “Employers’ Disclosures about Pensions and Other Postretirement Benefits” (“SFAS No. 132”), and also requires additional disclosures to those in the original SFAS No. 132 that a company is required to make in its annual and interim financial statements. Except as noted, disclosures required by SFAS No. 132R are effective for financial statements with fiscal years ending after December 15, 2003. The disclosure of estimated future benefit payments required by SFAS No. 132R is effective for fiscal years ending after June 15, 2004. The adoption of SFAS No. 132R did not have a material effect on the consolidated financial statements of the Company.

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

4.              Acquisitions

On October 31, 2003, Company completed its acquisition of Health Core Inc. (“Health Core”). Health Core currently provides outcomes research services to health plans and pharmaceutical organizations. The purchase price and related acquisition costs of approximately $4.1 million exceeded the estimated fair value of net assets acquired by $2.9 million. Under the purchase method of accounting, the Company assigned this amount to goodwill. The operating results for Health Core are included in WellPoint’s consolidated income statements for periods following the completion of the acquisition.

On September 24, 2003, the Company completed its acquisition of Cobalt, the parent company of Blue Cross Blue Shield of Wisconsin. Cobalt served approximately 675,000 medical members (excluding BlueCard “host” members) as of September 30, 2003. The transaction was effective as of September 30, 2003 for accounting purposes. The operating results for Cobalt are included in WellPoint’s consolidated income statement for periods following September 30, 2003. Under the terms of the transaction, total consideration paid to all holders of Cobalt common stock in the merger was approximately $427.5 million in cash and approximately 7.3 million newly issued shares of WellPoint Common Stock (which included approximately 2.1 million shares issued to affiliates). The total purchase price of approximately $884.9 million valued as of September 24, 2003 was used to purchase net assets with a fair value of approximately $251.3 million. Included in the total purchase price was $12.1 million used to retire Cobalt’s existing long-term debt at the time of acquisition. As a result of the acquisition of Cobalt, the Company incurred $34.0 million in expenses, primarily related to transaction costs. Generally accepted accounting principles require that these expenses, which are not associated with the generation of future revenues and have no future economic benefit, be reflected as assumed liabilities in the allocation of the purchase price to the net assets acquired. Estimated goodwill and other intangibles totaling $861.6 million includes $96.5 million of deferred tax liabilities relating to identified intangibles. Identified intangibles with definite useful lives are being amortized on a straight-line basis or the timing of related cash flows depending upon the expected amortization pattern over three to 23 years. The valuation process is not yet complete and, therefore, the allocation between goodwill and intangible assets recorded as of March 31, 2004 represents an estimate. As a result, the useful lives and method of amortization are only preliminary estimates. The current estimated purchase price allocation between goodwill and identifiable intangible assets is $620.3 million and $241.3 million, respectively. The entire estimated goodwill amount of $620.3 million is not deductible for tax purposes.

On June 30, 2003, the Company completed its acquisition of Golden West Health Plan, Inc. (“Golden West”) for a purchase price of approximately $30.4 million. Upon completion of the acquisition, Golden West had net assets with a fair value of approximately $0.4 million and served more than 275,000 dental and vision members. As a result of the acquisition of Golden West, the Company incurred $0.4 million in expenses primarily related to transaction costs. The estimated purchase price allocation between goodwill and identifiable intangible assets was $17.3 million and $13.0 million, respectively. The operating results for Golden West are included in WellPoint’s consolidated income statements for periods following the completion of the acquisition.

5.              Goodwill and Other Intangible Assets

In accordance with SFAS No. 142, the Company completed the annual evaluation of its goodwill and other intangible assets at December 31, 2003, and determined that there was no impairment loss.

The changes in the carrying amount of goodwill by reportable segment are as follows:

(In thousands)	Health Care	Specialty	Corporate and Other	Consolidated
Balance as of January 1, 2003	$1,676,800	$14,971	$—	$1,691,771
Goodwill acquired during 2003	607,826	17,248	2,892	627,966
Final purchase accounting adjustments for RightCHOICE goodwill	1,471	—	—	1,471
Balance as of December 31, 2003	2,286,097	32,219	2,892	2,321,208
Purchase accounting adjustments for Cobalt goodwill	12,440	—	—	12,440
Other goodwill adjustments	—	39	15	54
Balance as of March 31, 2004	$2,298,537	$32,258	$2,907	$2,333,702

On October 31, 2003, WellPoint completed its acquisition of Health Core, as discussed in Note 4. As a result of the acquisition of Health Core, the Company recorded $2.9 million of goodwill as of March 31, 2004.

On September 24, 2003, WellPoint completed its acquisition of Cobalt, as discussed in Note 4. As a result of the acquisition of Cobalt, the Company recorded $620.3 million of goodwill and $241.3 million of identifiable intangible assets as of March 31, 2004. The valuation process is not yet complete and, therefore, the allocation between goodwill and other intangible assets recorded as of March 31, 2004 represents an estimate. The Company assumes no residual value for its amortizable intangible assets. The following table presents details of the acquired amortized and non-amortized intangible assets of Cobalt at cost as of March 31, 2004.

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

On June 30, 2003, WellPoint completed its acquisition of Golden West, as discussed in Note 4. As a result of the acquisition of Golden West, the Company recorded $17.3 million of goodwill and $13.0 million of identifiable intangible assets as of March 31, 2004. The valuation process is not yet complete and, therefore, the allocation between goodwill and other intangible assets recorded as of March 31, 2004 represents an estimate. The Company assumes no residual value for its amortizable intangible assets. The following table presents details of the acquired amortized and non-amortized intangible assets of Golden West at cost as of March 31, 2004.

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

The gross carrying value, accumulated amortization and net carrying value of other intangible assets of the Company as of March 31, 2004 and December 31, 2003 were as follows:

(In thousands)	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Amortizat- ion Period (in years)
As of March 31, 2004
Amortized intangible assets:
Provider relationships	$33,424	$5,768	$27,656	10 to 25
Customer contracts and related customer relationships	427,974	122,185	305,789	1.5 to 20
Other	21,968	10,450	11,518	5 to 20
Total amortized intangible assets	483,366	138,403	344,963

Non-amortized intangible assets:
Provider relationships	17,674	98	17,576	Indefinite
Trade names and service marks	579,300	2,642	576,658	Indefinite
Total non-amortized intangible assets	596,974	2,740	594,234

Total other intangible assets	$1,080,340	$141,143	$939,197

(In thousands)	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Amortizat- ion Period (in years)
As of December 31, 2003
Amortized intangible assets:
Provider relationships	$33,424	$5,349	$28,075	10 to 25
Customer contracts and related customer relationships	427,974	111,351	316,623	1.5 to 20
Other	21,968	9,946	12,022	5 to 20
Total amortized intangible assets	483,366	126,646	356,720

Non-amortized intangible assets:
Provider relationships	17,674	98	17,576	Indefinite
Trade names and service marks	579,300	2,642	576,658	Indefinite
Total non-amortized intangible assets	596,974	2,740	594,234

Total other intangible assets	$1,080,340	$129,386	$950,954

For the quarters ended March 31, 2004 and 2003, amortization expense relating to intangible assets was $11.8 million and $9.1 million, respectively. The following table presents the Company’s estimated annual amortization expense for amortized intangible assets for each of the years ending December 31, 2004, 2005, 2006, 2007 and 2008 (amounts in thousands). These estimates were calculated based on the gross carrying value of amortized intangible assets as of March 31, 2004 using the applicable amortization period.

For year ending December 31, 2004	$47,028
For year ending December 31, 2005	43,648
For year ending December 31, 2006	37,102
For year ending December 31, 2007	32,412
For year ending December 31, 2008	28,945

6.              Pension Benefits

The Company maintains three non-contributory defined benefit pension plans. The Restated Employees’ Retirement Plan of Blue Cross of California (the “BCC Plan”) covers employees of a collective bargaining unit. The WellPoint Health Networks Inc. Pension Accumulation Plan (the “WellPoint Pension Plan”), which was established on January 1, 1987, covers all eligible employees (employees covered under a collective bargaining agreement participate if the terms of the collective bargaining agreement permits) meeting certain age and service requirements. In addition, with the completion of the acquisition of Cobalt, WellPoint became the sponsor of Cobalt’s UGS Pension Plan (“UGS Plan”). The UGS Plan provides retirement benefits to covered employees based primarily on compensation and years of service. Plan assets are invested primarily in pooled income funds. The Company’s policy is to fund its plans according to the requirements of the Employee Retirement Income Security Act of 1974,

as amended, and applicable income tax regulations. The Company uses the projected unit credit method of cost determination. In October 2003, the Company amended the WellPoint Pension Plan effective January 1, 2004. Beginning January 1, 2004, employees who are of age 50 and over, with combined age and service totaling 65 or higher as of December 31, 2003, will continue to earn future contributions under the WellPoint Pension Plan based on eligible compensation. For other employees, the funds in their pension account earned through December 31, 2003 will continue to accrue interest. However, there will be no additional contributions based on the employee’s earnings after December 31, 2003. Once the employee becomes vested (after five years of service), the employee will be eligible to receive a benefit from the WellPoint Pension Plan at retirement or termination based on his or her account balance as of December 31, 2003 plus accrued interest. Employees hired after December 31, 2003 will not be eligible to participate in the WellPoint Pension Plan.

Estimated net periodic pension expense for the Company’s defined benefit pension plans included the following components:

	Quarter Ended March 31,
(In thousands)	2004	2003

Service cost—benefits earned during the quarter	$1,893	$4,888
Interest cost on projected benefits obligations	5,682	4,910
Expected return on plan assets	(6,962)	(4,902)
Amortization of prior service cost	19	24
Recognized net actuarial loss	1,697	2,206
Curtailment charge	—	310
Net periodic pension expense	$2,329	$7,436

Based on the funded status of all of WellPoint’s pension plans, during 2004 the Company expects to contribute approximately $17.3 million, $0.8 million and $5.9 million to the WellPoint Pension Plan, BCC Plan and UGS Plan, respectively. As of March 31, 2004, $0.2 million in contributions have been made to WellPoint’s pension plans.

7.              Long-Term Debt

The carrying amount of the Company’s long-term indebtedness consisted of the following:

(In thousands)	March 31, 2004	December 31, 2003

6 3/8% Notes due 2006	$462,812	$459,366
6 3/8% Notes due 2012	349,090	349,068
Commercial paper program	427,038	429,833
Total long-term debt	$1,238,940	$1,238,267

6 3/8% Notes due 2012

On January 16, 2002, the Company issued $350.0 million aggregate principal amount at maturity of 6 3/8% Notes due January 15, 2012 (the “2012 Notes”). The net proceeds of this offering totaled approximately $348.9 million. The 2012 Notes bear interest at a rate of 6 3/8% per annum, payable semi-annually in arrears on January 15 and July 15 of each year commencing July 15, 2002. Interest is computed on the basis of a 360-day year of twelve 30-day months. At March 31, 2004 and December 31, 2003, the Company had $349.1 million, (based upon the principal amount of $350.0 million less unamortized discount) of 2012 Notes outstanding. The related interest expense and amortization of discount and issue costs for each of the quarters ended March 31, 2004 and 2003 totaled $5.7 million.

The 2012 Notes may be redeemed, in whole or in part, at the Company’s option at any time. The redemption price for any 2012 Notes redeemed will be equal to the greater of the following amounts: 1) 100% of the principal amount of the 2012 Notes being redeemed on the redemption date; or 2) the sum of the present values of the remaining scheduled payments of principal and interest on the 2012 Notes being redeemed on that redemption date (not including any portion of any payments of interest accrued to the redemption date) discounted to the redemption date on a semi-annual basis at the Treasury rate as determined by the Reference Treasury Dealer (J.P. Morgan Securities Inc. or Deutsche Banc Alex Brown or their respective successors), plus 25 basis points. In each case, the redemption price will also include accrued and unpaid interest on the 2012 Notes to the redemption date.

6 3/8% Notes due 2006

On June 15, 2001, the Company issued $450.0 million aggregate principal amount at maturity of 6 3/8% Notes due June 15, 2006 (the “2006 Notes”). The net proceeds of this offering totaled approximately $449.0 million. The net proceeds from the sale of the 2006 Notes were used for repayment of indebtedness under the Company’s revolving credit facilities. The 2006 Notes bear interest at a rate of 6 3/8% per annum, payable semi-annually in arrears on June 15 and December 15 of each year commencing December 15, 2001. Interest is computed on the basis of a 360-day year of twelve 30-day months. At March 31, 2004 and December 31, 2003, the Company had $449.5 million (based upon the principal amount of $450.0 million less unamortized discount) of 2006 Notes outstanding. The related interest expense and amortization of discount and issue costs for each of the quarters ended March 31, 2004 and 2003 was $7.4 million.

The 2006 Notes may be redeemed, in whole or in part, at the Company’s option at any time. The redemption price for any 2006 Notes redeemed will be equal to the greater of the following amounts: 1) 100% of the principal amount of the 2006 Notes being redeemed on the redemption date; or 2) the sum of the present values of the remaining scheduled payments of principal and interest on the 2006 Notes being redeemed on that redemption date (not including any portion of any payments of interest accrued to the redemption date) discounted to the redemption date on a semi-annual basis at the Treasury rate as determined by the designated Reference Treasury Dealer (Salomon Smith Barney Inc. or UBS Warburg LLC or

their respective successors), plus 25 basis points. In each case, the redemption price will also include accrued and unpaid interest on the 2006 Notes to the redemption date.

With the intention of reducing the interest expense associated with the 2006 Notes, the Company, on January 15, 2002, entered into a $200.0 million notional amount interest rate swap agreement. The swap agreement is a contract to exchange a fixed 6 3/8% rate for a LIBOR-based floating rate. The swap agreement expires June 15, 2006. As of March 31, 2004 and December 31, 2003, the Company recognized a liability adjustment, for the change in the fair value of the interest rate swap agreement, of $13.3 million and $9.9 million, respectively, related to the 2006 Notes. The Company recognized settlement income of $1.9 million for the each of the quarters ended March 31, 2004 and 2003 from this interest rate swap, which offset the Company’s interest expense for the respective years (see Note 8).

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

Loans under the $250.0 million facility are made on a committed basis. Loans under the $750.0 million facility are made on a committed basis or pursuant to an auction bid process. The $750.0 million facility also contains sublimits for letters of credit and “swingline” loans. Each credit agreement requires the Company to maintain certain financial ratios and contains restrictive covenants, including restrictions on the incurrence of additional indebtedness and the granting of certain liens, limitations on acquisitions and investments and limitations on changes in control. As of March 31, 2004 and December 31, 2003, the Company had no amounts outstanding under the revolving credit facility.

Commercial Paper Program

In April 2002, the Company commenced a commercial paper program providing for the issuance of up to $1.0 billion in aggregate maturity value of short-term indebtedness (known generally as “commercial paper”). The commercial paper is being issued by the Company without registration under the Securities Act of 1933, as amended (the “1933 Act”) in reliance upon the exemption from registration contained in Section 4(2) of the 1933 Act. The commercial paper is issued in denominations of $100,000 or integral multiples of $1,000 in excess thereof and will bear such interest rates, if interest-bearing, or will be sold at such discount from their face amounts, as agreed upon by the Company and the dealer or dealers acting in connection with the commercial paper program. The commercial paper may be issued with varying maturities up to a maximum of 270 days from the date of issuance. As of March 31, 2004 and December 31, 2003, outstanding commercial paper totaled approximately $427.0 million and $429.8 million, respectively. The average maturity for the commercial paper was 36 days as of March 31, 2004 and 43 days as of December 31, 2003. The weighted average yield on the outstanding commercial paper as of March 31, 2004 and December 31, 2003 was 1.16% and 1.25%, respectively. The Company intends to maintain commercial paper borrowings of at least the amount outstanding at March 31, 2004 for more than one year. Accordingly, for financial reporting purposes, the commercial paper has been classified under non-current liabilities in the accompanying Consolidated Balance Sheets. Under the Company’s merger agreement with Anthem, Inc., however, the Company has agreed to repurchase, prior to the closing of the merger with Anthem, any outstanding commercial paper issued by the Company or any of its subsidiaries. The related interest expense for the quarters ended March 31, 2004 and 2003 was $1.3 million and $1.1 million, respectively.

Debt Covenants

The Company’s revolving credit facility requires the maintenance of certain financial ratios and contains other restrictive covenants, including restrictions on the incurrence of additional indebtedness by subsidiaries and the granting of certain liens, limitations on acquisitions and investments and limitations on changes in control. As of March 31, 2004 and December 31, 2003, the Company was in compliance with the requirements in these agreements.

8.              Hedging Activities

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

The Company uses interest rate swap agreements to manage interest rate exposures. The principal objective of such contracts is to minimize the risks and/or costs associated with financial and investing activities. The Company does not use derivative financial instruments for speculative purposes. The counterparties to these contractual arrangements are major financial institutions with which the Company also has other financial relationships. These counterparties expose the Company to credit loss in the event of non-performance. However, the Company does not anticipate non-performance by the other parties. As of March 31, 2004, the Company reported a derivative asset of $13.3 million related to a fair value hedge.

Fair Value Hedges

With the intention of reducing the interest expense associated with the 2006 Notes, the Company, on January 15, 2002, entered into a $200.0 million notional amount interest rate swap agreement. The swap agreement is a contract to exchange a fixed 6 3/8% rate for a LIBOR-based floating rate. The swap agreement expires June 15, 2006. The Company recognized $1.9 million for each of the quarters ended March 31, 2004 and 2003, in income from this swap agreement, which was recorded as a reduction to interest expense. As of March 31, 2004 and December 31, 2003, the Company recognized a derivative asset of $13.3 million and $9.9 million, respectively, related to this swap agreement.

Cash Flow Hedges

The Company has entered into interest rate swap agreements to reduce the impact of changes in interest rates on its floating rate debt under its revolving credit facility. The swap agreements were contracts to exchange variable-rate for fixed-rate interest payments without the exchange of the underlying notional amounts.

In September 2002, the Company terminated and settled its $150.0 million and $50.0 million notional amount interest rate swap agreements with original expiration dates of October 17, 2003 and October 17, 2006, respectively. At termination, the Company paid $17.6 million, of which $1.8 million was accrued interest and the remaining $15.8 million represented the fair value of the swap agreements at the time of termination. The fair value of the swap agreements was reflected in accumulated other comprehensive income and will be amortized as a reduction to investment income on a straight-line basis over the shorter of the original expiration dates of the interest rate swap agreements or the expected cash flows of the commercial paper program. The fair value of the $150.0 million and $50.0 million notional amount swap agreements, at termination, were $8.0 million and $7.8 million, respectively. Amortization of other comprehensive income related to the terminated swaps on a pre-tax basis for the quarters ended March 31, 2004 and 2003 totaled $0.5 million, or $0.3 million after-tax, and $2.4 million, or $1.4 million after-tax, respectively. For the year ended December 31, 2003, the fair value of the $150.0 million notional amount swap agreement in other comprehensive income was fully amortized. The unamortized pre-tax amount in other comprehensive income related to the $50.0 million notional amount swap agreement as of March 31, 2004 and December 31, 2003 totaled $4.9 million and $5.4 million, respectively.

9.              Stock-Based Compensation

At March 31, 2004, the Company had three stock-based employee compensation plans: the 1999 Stock Incentive Plan, the 2000 Employee Stock Option Plan and the Employee Stock Purchase Plan. The Company accounts for these plans under the recognition and measurement principles of APB Opinion No. 25, “Accounting for Stock Issued to Employees” and related FASB interpretations. Accordingly, compensation cost for stock options under existing plans is measured as the excess, if any, of the quoted market price of the Company’s Common Stock at the date of the grant over the amount an employee must pay to acquire the stock. No stock-based employee compensation cost is reflected in net income related to stock options granted because options granted under those plans had an exercise price equal to the market value of the underlying Common Stock on the date of grant. In addition, no compensation expense is recorded for purchases under the Employee Stock Purchase Plan in accordance with APB No. 25. Employee stock-based compensation included in reported net income includes restricted stock awards being amortized over the award’s vesting period.

The following table illustrates the pro forma effect on net income and earnings per share if the Company had applied the fair value recognition provisions of Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” as amended by Statement of Financial Accounting Standards No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure,” for the quarters ended March 31, 2004 and 2003.

	Quarter Ended March 31,
(In millions, except per share amounts)	2004	2003

Net income—as reported	$295.2	$193.1
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	2.6	0.4
Less: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(29.6)	(17.2)
Net income—pro forma	$268.2	$176.3

Earnings per share—as reported	$1.92	$1.33
Earnings per share—pro forma	$1.74	$1.21
Earnings per share assuming full dilution-as reported	$1.85	$1.29
Earnings per share assuming full dilution-pro forma	$1.68	$1.18

The above pro forma disclosures may not be representative of the effects on reported pro forma net income for future years.

10.       Earnings Per Share

The following is an illustration of the dilutive effect of the Company’s potential Common Stock on earnings per share. Outstanding stock options for which the exercise price was greater than the average market per share price of Common Stock were as follows: 842,000 and 762,000 for the quarters ended March 31, 2004 and 2003, respectively. Since the effect of these options was antidilutive, they have been excluded from the computation of the diluted earnings per share below.

	Quarter Ended March 31,
(In thousands, except per share data)	2004	2003
Numerator
Net Income	$295,221	$193,053

Denominator
Weighted average shares outstanding	153,939	145,613
Net effect of dilutive stock options	5,459	3,558
Fully diluted weighted average shares outstanding	159,398	149,171

Earnings Per Share	$1.92	$1.33
Earnings Per Share Assuming Full Dilution	$1.85	$1.29

11.       Comprehensive Income

The following summarizes comprehensive income (loss) reclassification adjustments for the quarters ended March 31, 2004 and 2003:

	Quarter Ended March 31,
(In thousands)	2004	2003

Investment Securities:
Net holding gain (loss) on investment securities arising during the period, net of tax (expense) benefit of $(32,797) and $6,794	$53,919	$(10,635)
Reclassification adjustment for realized gain on investment securities, net of tax expense of $6,627 and $2,455	9,939	3,737
Net gain (loss) recognized in other comprehensive income, net of tax (expense) benefit of $(39,424) and $4,339	$63,858	$(6,898)

12.       Business Segment Information

The Company maintains the following two reportable segments: Health Care and Specialty. The Health Care segment, prior to the acquisition of Cobalt, was an aggregation of four operating segments: California, Central, Georgia and Senior/State-Sponsored Programs. With the acquisition of Cobalt on September 24, 2003, the Health Care segment increased to five operating segments with the addition of the Wisconsin region. These Health Care operating segments all have similar characteristics and meet the following five aggregation criteria as defined under paragraph 17 of Statement of Financial Accounting Standards No. 131, “Disclosures About Segments of an Enterprise and Related Information” (“SFAS No. 131”):

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

The Company’s focus on regional concentration allows management to understand and meet customer needs while effectively managing the cost structure. The Company’s chief operating decision maker (Chief Executive Officer) reviews the results of operations on a regular basis and holds each Division President accountable for his or her segment’s operating results. These operating segments composing the Health Care segment provide a broad spectrum of network-based health plans, including PPOs, HMOs, POS plans, other hybrid plans and traditional indemnity plans, to large and small employers and individuals as well as other health care-related products, such as vision, preventive care, COBRA and flexible benefits account administration. The Specialty business is maintained as a separate segment providing an array of specialty products, including pharmacy benefits management, dental, life insurance, disability insurance, behavioral health, workers’ compensation insurance products and workers’ compensation managed care services. Amounts under the heading “Corporate and Other” include net investment income, general and administrative expense and interest expense not allocable to the reportable segments. Also included in Corporate and Other are the operating results from the Company’s captive general insurance agency, which has not met the quantitative thresholds for an operating segment under SFAS No. 131.

The accounting policies of the segments are consistent with generally accepted accounting principles in the United States. The following tables present segment information for the Health Care and Specialty segments for the quarters ended March 31, 2004 and 2003.

Intersegment revenues include internal pharmaceutical sales by the Company’s mail order pharmacy to the Health Care segment’s members, utilization review fees (primarily related to behavioral health services) and claims and rebate processing fees recognized by the Specialty segment for pharmacy benefit management services provided to the Health Care segment. For the quarter ended March 31, 2004, pharmaceutical sales totaled $112.0 million and utilization review fees and claims and rebate processing fees totaled $23.3 million. For the quarter ended March 31, 2003, pharmaceutical sales totaled $93.1 million and utilization review fees and claims and rebate processing fees totaled $21.6 million. All intersegment transactions are eliminated in consolidation under the caption “Corporate and Other.”

Quarter Ended March 31, 2004

(In thousands)	Health Care	Specialty	Corporate and Other	Consolidated

Premium revenue	$5,072,731	$183,572	$-	$5,256,303
Management services and other revenue	254,913	48,893	2,370	306,176
Total revenue from external customers	5,327,644	232,465	2,370	5,562,479
Intersegment revenues	—	135,321	(135,321)	—

Segment net income	$254,345	$35,000	$5,876	$295,221

Quarter Ended March 31, 2003

(In thousands)	Health Care	Specialty	Corporate and Other	Consolidated

Premium revenue	$4,417,465	$130,840	$—	$4,548,305
Management services and other revenue	188,534	36,967	670	226,171
Total revenue from external customers	4,605,999	167,807	670	4,774,476
Intersegment revenues	—	114,667	(114,667)	—

Segment net income (loss)	$173,040	$31,708	$(11,695)	$193,053

13.       Related Party Transactions

In December 2000, the Company formed The WellPoint Foundation (the “Foundation”), a non-profit organization exempt from federal taxation under Section 501(c)(3) of the Internal Revenue Code.  The purpose of the Foundation is to improve the health and well-being of individuals in the communities served by the Company and its subsidiaries. The Foundation’s Board of Directors is composed solely of persons who are also officers of the Company. For the quarters ended March 31, 2004 and 2003, the Company committed and contributed $15.0 million and $10.0 million, respectively, to the Foundation. As of March 31, 2004 and 2003, the Company did not have any outstanding commitments payable to the Foundation. The Company currently has no legal obligations for any future commitments to the Foundation.

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

In May 2000, the California Medical Association filed a lawsuit in U.S. district court in San Francisco against BCC. The lawsuit alleges that BCC violated the Racketeer Influenced and Corrupt Organizations Act (“RICO”) through various misrepresentations to and inappropriate actions against health care providers. In late 1999, a number of class-action lawsuits were brought against several of the Company’s competitors alleging, among other things, various misrepresentations regarding their health plans and breaches of fiduciary obligations to health plan members. In August 2000, the Company was added as a party to Shane v. Humana, et al., a class-action lawsuit brought on behalf of health care providers nationwide. In addition to the RICO claims brought in the California Medical Association lawsuit, this lawsuit also alleges violations of ERISA, federal and state “prompt pay” regulations and certain common law claims. In October 2000, the federal Judicial Panel on Multidistrict Litigation issued an order consolidating the California Medical Association lawsuit, the Shane lawsuit and various other pending managed care class-action lawsuits against other companies before District Court Judge Federico Moreno in the Southern District of Florida for purposes of the pretrial proceedings. In March 2001, Judge Moreno dismissed the plaintiffs’ claims based on violation of RICO, although the dismissal was made without prejudice to the plaintiffs’ ability to subsequently refile their claims. Judge Moreno also dismissed, with prejudice, the plaintiffs’ federal prompt pay law claims. On March 26, 2001, the plaintiffs filed an amended complaint in its lawsuit, alleging, among other things, revised RICO claims and violations of California law. On May 3, 2001, the defendants filed a motion to dismiss this amended complaint. On May 9, 2001, Judge Moreno issued an order requiring that all discovery in the litigation be completed by December 2001, with the exception of discovery related to expert witnesses, which was to be completed by March 15, 2002. In June 2001, the federal Court of Appeals for the 11th Circuit issued a stay of Judge Moreno’s discovery order, pending a hearing before the Court of Appeals on the Company’s appeal of its motion to compel arbitration (which had earlier been granted in part and denied in part by Judge Moreno). The hearing was held in January 2002 and, in March 2002, the Court of Appeals panel issued an opinion affirming Judge Moreno’s earlier action with respect to the motion to compel arbitration. The Company filed a motion requesting a rehearing of the matter before the entire 11th Circuit Court of Appeals, which motion was denied by the 11th Circuit Court of Appeals in June 2002. On July 29, 2002, Judge Moreno issued an order providing that discovery in the case would be allowed to re-commence on September 30, 2002. On September 26, 2002, Judge Moreno issued an additional order certifying a nationwide class of physicians in the Shane matter, setting a trial date in May 2003 and ordering the parties to participate in non-binding mediation. In October 2002, the defendants, among other things, moved to compel arbitration of most claims (which motion was granted in part in September 2003). In October 2002, the Company also filed a motion with the 11th Circuit Court of Appeals seeking to appeal Judge Moreno’s class-certification order. The motion was granted. The 11th Circuit heard oral argument on September 11, 2003 on the Company’s appeal. A mediator has been appointed by Judge Moreno and the parties are currently conducting court-ordered mediation. On April

30, 2004, Judge Moreno set a new trial date in March 2005 and extended the deadline for discovery to September 29, 2004, which may be further extended.

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

In early 2003, a lawsuit entitled Knecht v. Cigna, et al. was filed in U.S. District Court in Oregon. This litigation has subsequently been transferred to Judge Moreno of the U.S. District Court for the Southern District of Florida. This litigation is a putative class action lawsuit on behalf of chiropractors in the western United States. The Company is a named defendant in the lawsuit. The lawsuit alleges that each of the defendants engaged in similar activities and conduct as that alleged in the Shane litigation. The case is currently stayed.

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

A stockholder class action lawsuit was filed in the Superior Court of Ventura County, California on October 28, 2003 against the Company and its board of directors. The lawsuit, which is entitled Abrams v. WellPoint Health Networks Inc., et al., alleges that the Company’s directors breached their fiduciary duties to stockholders by approving an Agreement and Plan of Merger with Anthem while in possession of non-public information regarding the Company’s financial results for the third quarter of 2003. The lawsuit seeks to enjoin the Company from consummating the merger with Anthem, unless the Company adopts and implements a process for obtaining the highest possible price for stockholders, and to rescind any terms of the Agreement and Plan of Merger that have already been implemented.  On May 7, 2004, WellPoint and the plaintiff signed a memorandum of understanding regarding a potential settlement of the action.  The potential settlement contemplated by the memorandum of understanding would involve WellPoint agreeing to provide certain additional disclosures on several matters in the joint proxy statement/prospectus to be sent to WellPoint’s stockholders beyond those contained in the preliminary proxy statement/prospectus.  The settlement would also provide for the payment by WellPoint of $2.25 million to the plaintiff’s counsel for fees and costs (subject to court approval).  No part of the settlement costs will be paid by the WellPoint directors individually.  The settlement would not involve any admissions of breaches of fiduciary duty or other wrongdoing by WellPoint or any of its directors.  The settlement and payment of the plaintiff’s counsel fees would be conditioned upon, among other things, completion of the merger.  Any final settlement agreement signed by the parties must be approved by the Superior Court judge assigned to the matter.  While WellPoint expects to diligently negotiate the terms of a final settlement agreement, there can be no assurances that a settlement agreement will be signed.

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

In connection with the formation of a joint venture providing Medicaid services in Puerto Rico in 2000, the Company agreed under certain circumstances to provide additional funds to the joint-venture entity. The Company agreed that it would make a capital contribution to the joint venture of up to 80% of any amount necessary to increase the entity’s capital to meet minimum regulatory capital requirements if (i) applicable law or regulation requires an increase in the entity’s capital and the entity does not then have capital sufficient to meet the increased requirement or (ii) the entity’s medical care ratio is 100% or greater during any 180-day period and the entity does not then meet statutory capital requirements under the Puerto Rico Insurance Code. The amount of this guarantee will not exceed 80% of the amount necessary to provide the entity with a 12 to 1 premium-to-capital ratio. As of March 31, 2004, the Company’s maximum potential liability pursuant to this guarantee was $27.3 million. Since the formation of the joint venture in 2000, the Company has not been required to make any payments under this guarantee and the Company does not currently expect that any such payments will be made.

15.  Pending Merger with Anthem

On October 26, 2003, WellPoint entered into a merger agreement with Anthem, Inc. (“Anthem”). The consideration to be received by the stockholders of WellPoint will be composed of $23.80 in cash and one share of Anthem common stock per share of WellPoint Common Stock. Based on the closing price of Anthem’s common stock on October 24, 2003, the transaction was valued at approximately $16.4 billion. Upon completion of this transaction, WellPoint will merge into a wholly owned subsidiary of Anthem and Anthem will change its name to WellPoint, Inc. Anthem, a publicly traded company, is an independent licensee of the Blue Cross and Blue Shield Association and holds the exclusive right to use the Blue Cross and Blue Shield names and marks in the states of Indiana, Kentucky, Ohio, Connecticut, New Hampshire, Colorado, Nevada, Maine and Virginia, excluding the immediate suburbs of Washington D.C. As of March 31, 2004, Anthem provided health care benefits to more than 12.5 million members, which includes BlueCard “host” members. Headquartered in Indianapolis, Indiana, Anthem, along with its subsidiaries, offers a diverse portfolio of complementary health and group life insurance, managed care products, pharmacy benefit management and government health program administration.

The transaction is subject to customary closing conditions, including, among other things, approval of WellPoint’s and Anthem’s shareholders and various regulatory agencies. The Company currently expects the transaction to close by mid-2004.

Report of Independent Accountants

To the Stockholders and Board of Directors of

WellPoint Health Networks Inc.

We have reviewed the accompanying consolidated balance sheet of WellPoint Health Networks Inc. and its subsidiaries (the “Company”) as of March 31, 2004, and the related consolidated income statements for each of the three-month periods ended March 31, 2004 and 2003 and the related consolidated statement of changes in stockholders’ equity for the three-month period ended March 31, 2004 and the consolidated statements of cash flows for the three-month periods ended March 31, 2004 and 2003.  These interim financial statements are the responsibility of the Company’s management.

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

We previously audited in accordance with auditing standards generally accepted in the United States of America, the consolidated balance sheet as of December 31, 2003, and the related consolidated income statement and consolidated changes in stockholders’ equity, and cash flows for the year then ended (not presented herein), and in our report dated January 27, 2004  we expressed an unqualified opinion on those consolidated financial statements.  Our report included an explanatory paragraph, that effective January 1, 2002, the Company adopted Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets.  Accordingly, the Company ceased amortizing goodwill and indefinite-lived intangible assets as of January 1, 2002.  Additionally, effective January 1, 2003, the Company adopted Statement of Financial Accounting Standards No. 145, Rescission of FASB No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections. In our opinion, the information set forth in the accompanying consolidated balance sheet as of December 31, 2003, is fairly stated in all material respects in relation to the consolidated balance sheet from which it has been derived.

/s/ PricewaterhouseCoopers LLP

PricewaterhouseCoopers LLP
Los Angeles, California
April 19, 2004, except Note 14 as to which the date is May 7, 2004

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

General

The Company is one of the nation’s largest publicly traded managed health care companies. As of March 31, 2004, WellPoint had approximately 15.4 million medical members (including approximately 1.2 million BlueCard “host” members) and approximately 45.9 million specialty members. Through its subsidiaries, the Company offers a broad spectrum of network-based managed care plans to the large and small employer, individual, Medicaid and senior markets. The Company’s managed care plans include PPOs, HMOs, POS plans, other hybrid plans and traditional indemnity plans. In addition, the Company offers managed care services, including underwriting, actuarial services, network access, medical management and claims processing. The Company also provides a broad array of specialty and other products and services, including pharmacy benefits management, dental, vision, life insurance, preventive care, disability insurance, behavioral health, COBRA and flexible benefits account administration. With its recent acquisition of Cobalt Corporation (“Cobalt”), the Company now also offers workers’ compensation insurance products and is currently the largest Medicare Part A fiscal intermediary in the nation, processing claims for providers in all 50 states. The Company markets its products in California primarily under the name Blue Cross of California, in Georgia primarily under the name Blue Cross Blue Shield of Georgia, in various parts of Missouri (including the greater St. Louis area) primarily under the name Blue Cross Blue Shield of Missouri, in Wisconsin primarily under the names Blue Cross Blue Shield of Wisconsin and CompcareBlue and in various parts of the country under the names UNICARE and HealthLink.

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

Pending Merger with Anthem

On October 26, 2003, WellPoint entered into a merger agreement with Anthem, Inc. (“Anthem”). The consideration to be received by the stockholders of WellPoint will be composed of $23.80 in cash and one share of Anthem common stock per share of WellPoint Common Stock. Based on the closing price of Anthem’s common stock on October 24, 2003, the transaction was valued at approximately $16.4 billion. Upon completion of this transaction, WellPoint will merge into a wholly owned subsidiary of Anthem and Anthem will change its name to WellPoint, Inc. Anthem, a publicly traded company, is an independent licensee of the Blue Cross and Blue Shield Association and holds the exclusive right to use the Blue Cross and Blue Shield names and marks in the states of Indiana, Kentucky, Ohio, Connecticut, New Hampshire, Colorado, Nevada, Maine and Virginia, excluding the immediate suburbs of Washington D.C. As of March 31, 2004, Anthem provided health care benefits to more than 12.5 million medical members, which includes BlueCard “host” members. Headquartered in Indianapolis, Indiana, Anthem, along with its subsidiaries, offers a diverse portfolio of complementary health and group life insurance, managed care products, pharmacy benefit management and government health program administration.

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

The Company’s consolidated results of operations for the quarter ended March 31, 2004 include its acquired operations of Cobalt for the entire three months, while operating results for the quarter ended March 31, 2003 do not include any acquired operations of Cobalt. On September 24, 2003, the Company completed its acquisition of Cobalt. The Cobalt merger was effective as of September 30, 2003 for accounting purposes.

The following table sets forth selected operating ratios.  The medical care ratio for health care services and other benefits is shown as a percentage of premium revenue.  All other ratios are shown as a percentage of premium revenue and management services and other revenue combined.

	Quarter Ended March 31,
	2004	2003
Operating Revenues:
Premium revenue	94.5%	95.3%
Management services and other revenue	5.5%	4.7%
	100.0%	100.0%
Operating Expenses:
Health care services and other
benefits (medical care ratio)	79.7%	81.7%
Selling expense	3.9%	4.0%
General and administrative expense	13.0%	12.4%

Membership

The following table sets forth membership data and the percent change in membership:

	March 31,		Percent Change
	2004	2003 (e)
Medical Membership (a)(b)(c)(d)
California
Large Group	4,772,760	4,810,834	-0.8%
Individual and Small Group	1,656,153	1,653,001	0.2%
Senior	244,031	246,605	-1.0%
Total California	6,672,944	6,710,440	-0.6%
Georgia
Large Group	1,659,351	1,645,702	0.8%
Individual and Small Group	511,588	449,054	13.9%
Senior	55,722	69,191	-19.5%
Total Georgia	2,226,661	2,163,947	2.9%

Central Region (f)
Missouri
Large Group	1,177,183	1,281,694	-8.2%
Individual and Small Group	240,543	235,779	2.0%
Senior	40,465	41,726	-3.0%
Total Missouri	1,458,191	1,559,199	-6.5%
Illinois
Large Group	590,948	606,727	-2.6%
Individual and Small Group	128,241	113,759	12.7%
Senior	13,460	12,497	7.7%
Total Illinois	732,649	732,983	0.0%
Texas
Large Group	278,878	313,931	-11.2%
Individual and Small Group	202,583	187,456	8.1%
Senior	8,244	1,260	N/A
Total Texas	489,705	502,647	-2.6%
Other States
Large Group	1,892,135	1,633,468	15.8%
Individual and Small Group	104,637	97,870	6.9%
Senior	32,639	24,849	31.3%
Total Other States	2,029,411	1,756,187	15.6%
Wisconsin
Large Group	413,243	24,816	N/A
Individual and Small Group	104,832	944	N/A
Senior	53,209	68	N/A
Total Wisconsin	571,284	25,828	N/A

Total Medical Members Excluding BlueCard Host Members (g)	14,180,845	13,451,231	5.4%
Total BlueCard Host Members (h)	1,196,000	748,490	59.8%
Total Medical Members	15,376,845	14,199,721	8.3%

	March 31,		Percent Change
	2004	2003 (e)
ASO Membership (i)
California	1,609,412	1,578,546	2.0%
Georgia	871,220	864,946	0.7%
Central Region (f)	2,839,187	2,695,656	5.3%
Wisconsin	183,987	16,427	N/A
BlueCard Host Members	1,196,000	748,490	59.8%
Total ASO Membership	6,699,806	5,904,065	13.5%
Risk Membership
California	5,063,532	5,131,894	-1.3%
Georgia	1,355,441	1,299,001	4.3%
Central Region	1,870,769	1,855,360	0.8%
Wisconsin	387,297	9,401	N/A
Total Risk Membership	8,677,039	8,295,656	4.6%
Total Medical Membership	15,376,845	14,199,721	8.3%

	March 31,		Percent Change
	2004	2003
State-Sponsored Programs (j)
Medi-Cal/Medicaid
California	847,156	835,273	1.4%
Virginia	52,025	41,893	24.2%
Puerto Rico	260,749	274,723	-5.1%
Other	43,819	80,776	-45.8%
Total	1,203,749	1,232,665	-2.3%

Healthy Families	270,413	264,102	2.4%
MRMIP / AIM / IHRP	13,676	18,190	-24.8%
California Kids	13,587	19,114	-28.9%
Total	1,501,425	1,534,071	-2.1%

(a)   Membership numbers are approximate and include some estimates based upon the number of contracts at the relevant date and an actuarial estimate of the number of members represented by the contract.

(b)   Classification between states for employer groups is determined by the zip code of the subscriber.

(c)   Medical membership includes management services and network services members, who are primarily included in the Large Group for each respective state.

(d)   Senior membership includes members covered under both Medicare risk and Medicare supplement products.

(e)   Membership numbers as of March 31, 2003 have been reclassified to reflect the zip code of the subscriber of HealthLink’s commercial insurer accounts. These members were previously included in the commercial insurers’ state of domicile. As of March 31, 2003, Missouri and Illinois members would have been higher by 84,612 and 32,361, respectively, while California, Georgia, Texas and Other States would have been lower by 1,876, 495, 9,572 and 105,030, respectively.

(f)    Central Region - Large Group membership includes network access services members, primarily from HealthLink, of 1,277,580 and 1,429,847 as of March 31, 2004 and March 31, 2003, respectively. As of December 31, 2003, the Company revised its methodology of calculating the number of medical members represented by each subscriber contract within the Company’s rental networks and a Missouri joint venture. The weighted average factor changed from approximately 2.4 members to 2.1 members per subscriber. The impact of this change as of quarter end for the year ended December 31, 2003 is to reduce membership as follows:

As of	Illinois	Missouri	Other States	Total

March 31, 2003	35,999	111,008	15,314	162,321
June 30, 2003	35,083	108,097	14,925	158,105
September 30, 2003	34,990	104,614	14,885	154,489
December 31, 2003	34,377	103,013	14,624	152,014

Membership data as of March 31, 2003 shown in the above table have not been revised to reflect this change in methodology.

(g)   Total medical members as of March 31, 2004 include 663,274 medical members from the Cobalt acquisition.

(h)   The Company has revised its medical membership counting methodology to include estimated “host” members using the national BlueCard program. Host members are generally members who reside in a state in which a WellPoint subsidiary is the Blue Cross and/or Blue Shield licensee and who are covered under an employer-sponsored health plan issued by a non-WellPoint controlled Blue Cross and/or Blue Shield licensee. Host members are computed using, among other things, an estimate of the average number of BlueCard claims received per member per month. Total BlueCard host members as of each calendar quarter end during the year ended December 31, 2003 were as follows:

As of	BlueCard Members

March 31, 2003	748,490
June 30, 2003	743,897
September 30, 2003	1,009,900
December 31, 2003	1,002,113

(i)    ASO Membership represents members for which the Company provides administrative services only and does not assume full insurance risk.

(j)    Medi-Cal (the California Medicaid program) membership is included in California - Large Group.  Medicaid membership for Virginia, Puerto Rico and Other are included in Other States - Large Group.  Healthy Families, MRMIP (Major Risk Medical Insurance Program) / AIM (Access for Infants and Mothers) / IHRP (Interim High Risk Program) and California Kids membership are included in California – Large Group.

Specialty Membership

	March 31,		Percent Change
	2004 (A)	2003
Pharmacy Benefits Management	31,020,178	35,998,130	-13.8%
Dental	3,218,669	2,655,528	21.2%
Life	3,082,286	2,732,911	12.8%
Disability	573,297	511,002	12.2%
Behavioral Health (B)	7,962,848	7,307,468	9.0%
Total	45,857,278	49,205,039	-6.8%

(A) Specialty membership as of March 31, 2004 includes 644,006 specialty members, from the Cobalt acquisition.

(B) Effective as of January 1, 2004, the Company began including HealthLink members who receive certain behavioral health services in its behavioral health membership. As of March 31, 2004, the Company had approximately 482,000 such members.

Comparison of Results of Operations for the Quarter Ended March 31, 2004 to the Quarter Ended March 31, 2003

The Company maintains the following two reportable segments: Health Care and Specialty. (See Note 12 to the Consolidated Financial Statements for further discussion.) The Health Care segment provides a broad spectrum of network-based health plans, including PPOs, HMOs, POS plans, other hybrid plans and traditional indemnity plans, to large and small employers and individuals as well as other health care-related products, such as vision, preventive care, COBRA and flexible benefits account administration. The Specialty business is maintained as a separate segment providing an array of specialty products, including pharmacy benefits management, dental, life insurance, disability insurance, behavioral health, workers’ compensation insurance products and workers’ compensation managed care services.

The operating results for the quarter ended March 31, 2004 compared to the quarter ended March 31, 2003 were impacted by the Cobalt acquisition, which was effective as of September 30, 2003 for accounting purposes. Specifically, the Company’s operating results for the quarter ended March 31, 2004 included three months of operating results from the Cobalt acquisition whereas the Company’s operating results for the quarter ended March 31, 2003 did not include any operating results from the acquired Cobalt business. In order to provide a more meaningful comparison of the Company’s results of operations for the quarter ended March 31, 2004 versus the quarter ended March 31, 2003, the following discussion presents financial measures that exclude operating results attributable to the acquired Cobalt business for the quarter ended March 31, 2004, which we refer to as “Same-Store.” The Company also uses Same-Store measures for purposes of reporting comparative financial results to its Board of Directors.

The following table depicts premium revenue by reportable segment:

(In thousands)	Quarter Ended March 31, 2004	Less: Acquired Cobalt Business for the Quarter Ended March 31, 2004	Quarter Ended March 31, 2004 (Same-Store)	Quarter Ended March 31, 2003
Health Care	$5,072,731	$298,243	$4,774,488	$4,417,465
Specialty	183,572	38,910	144,662	130,840
Consolidated	$5,256,303	$337,153	$4,919,150	$4,548,305

Premium revenue increased 15.6%, or $708.0 million, to $5,256.3 million for the quarter ended March 31, 2004 from $4,548.3 million for the quarter ended March 31, 2003.  Excluding premium revenue attributable to the acquired Cobalt business of $337.2 million for the quarter ended March 31, 2004, premium revenue increased $370.8 million or 8.2% on a Same-Store basis from the quarter ended March 31, 2003. Excluding insured member months attributable to the acquired Cobalt business for the quarter ended March 31, 2004, insured member months decreased slightly by approximately 0.4% for the quarter ended March 31, 2004 compared to the quarter ended March 31, 2003. This growth in premium revenue occurred across all regions of the Health Care segment, but was more pronounced in the California and Georgia regions and was mainly attributable to the implementation of premium increases.

The following table depicts management services and other revenue by reportable segment:

(In thousands)	Quarter Ended March 31, 2004	Less: Acquired Cobalt Business for the Quarter Ended March 31, 2004	Quarter Ended March 31, 2004 (Same-Store)	Quarter Ended March 31, 2003
Health Care	$254,913	$48,835	$206,078	$188,534
Specialty	48,893	2,377	46,516	36,967
Corporate and Other	2,370	—	2,370	670
Consolidated	$306,176	$51,212	$254,964	$226,171

Management services and other revenue increased 35.4%, or $80.0 million, to $306.2 million for the quarter ended March 31, 2004 from $226.2 million for the quarter March 31, 2003. Excluding management services and other revenue attributable to the acquired Cobalt business of $51.2 million for the quarter ended March 31, 2004, management services and other revenue increased $28.8 million or 12.7% from the quarter ended March 31, 2003. The increase was primarily due to an increase in management services revenue from the California and Georgia regions of the Health Care segment of $7.0 million and $12.9 million, respectively. The increase in the California region resulted from an increase in administrative services member months of 5.7% and an increase of 5.2% in the administrative services per member per month rate. The increase in the Georgia region resulted primarily from an increase in administrative services member months of 14.9% and an increase of 8.0% in the administrative services per member per month rate. The increase in administrative services revenue also resulted from increased sales in large self-insured accounts. In addition, management services revenue in the Specialty segment increased by $9.5 million, which was primarily attributable to an increase in pharmacy benefit management services revenues from non-affiliated clients.  These increases were offset by a decrease in the Central Region of $2.3 million. The decrease in the Central Region resulted primarily from a decrease in management services revenue from the UNICARE Large Group division of $3.3 million due to lower administrative services membership, slightly offset by an increase in the administrative services per member per month rate.

Investment income was $83.7 million for the quarter ended March 31, 2004, compared to $66.3 million for the quarter ended March 31, 2003, an increase of $17.4 million or 26.2%. The increase was primarily due to net realized gains for the quarter ended March 31, 2004 of $16.6 million as compared to net realized gains for the quarter ended March 31, 2003 of $6.2 million. Additionally, gross investment income, net of investment expenses increased by $6.9 million due primarily to higher average investment balances.

The following table depicts health care services and other benefits expense by reportable segment:

(In thousands)	Quarter Ended March 31, 2004	Less: Acquired Cobalt Business for the Quarter Ended March 31, 2004	Quarter Ended March 31, 2004 (Same-Store)	Quarter Ended March 31, 2003
Health Care	$4,061,352	$255,830	$3,805,522	$3,634,857
Specialty	125,999	29,459	96,540	82,643
Consolidated	$4,187,351	$285,289	$3,902,062	$3,717,500

Health care services and other benefits expense increased 12.6%, or $469.9 million, to $4,187.4 million for the quarter ended March 31, 2004 from $3,717.5 million for the quarter ended March 31, 2003. The Company’s medical care ratio was 79.7% for the quarter ended March 31, 2004, compared to 81.7% for the quarter ended March 31, 2003. The medical care ratio attributable to the Health Care segment was 80.1% for the quarter ended March 31, 2004, compared to 82.3% for the quarter ended March 31, 2003.  The medical care ratio attributable to the Specialty segment was 68.6% for the quarter ended March 31, 2004, compared to 63.2% for the quarter ended March 31, 2003. Health care services and other benefits expense and medical care ratio information is provided for each segment so investors can compare the performance of each segment to the other segment and to the Company as a whole.

The Company’s medical care ratio attributable to the Health Care segment decreased from 82.3% for the quarter ended March 31, 2003 to 80.1% for the quarter ended March 31, 2004, primarily due to price increases in all regions, lower claims trends and lapses in accounts with higher-than-average medical care ratios.  The medical care ratio for the Specialty segment increased to 68.6% for the quarter ended March 31, 2004 from 63.2% for the same quarter in 2003. The increase in the Specialty medical ratio was attributable to higher claims trends for life insurance products. The health care services and other benefits expense included an estimate of claims incurred during the period that have not been reported to the Company.  This estimate is actuarially determined based on a variety of factors and is inherently subject to a number of highly variable circumstances.  Consequently, the actual results could differ materially from the amount recorded in the Consolidated Financial Statements. See “Critical Accounting Policies” for a discussion of this item and its potential effect on the Company’s reported results of operations.

Selling expense consists of commissions paid to outside brokers and agents representing the Company.  The selling expense ratio decreased from 4.0% for the quarter ended March 31, 2003 to 3.9% for the quarter ended March 31, 2004. The acquired Cobalt business experienced a lower selling expense ratio due primarily to its higher percentage of large employer group business that maintained a selling expense ratio of less than 1%. Excluding selling expense of $6.4 million and combined premium revenue and management services and other revenue of $388.4 million attributable to the acquired Cobalt business for the quarter ended March 31, 2004, the selling expense ratio increased from 4.0% for the quarter ended March 31, 2003 to 4.1% for the quarter ended March 31, 2004.

The general and administrative expense ratio increased to 13.0% for the quarter ended March 31, 2004 from 12.4% for the quarter ended March 31, 2003. The increase in the general and administrative expense ratio resulted from costs associated with the pending Anthem merger integration, which added $10.2 million to general and administrative expense for the quarter ended March 31, 2004. The acquired Cobalt business had a higher general and administrative expense ratio of 21.6% during the quarter ended March 31, 2004. The acquired Cobalt business has had an historically higher administrative expense ratio due to its Medicare processing business, which has a general and administrative expense ratio of approximately 98%, and the balance of its business is weighted more towards non-insured business, which tends to have a higher general and administrative expense ratio than insured business. Excluding general and administrative expense of $84.0 million and combined premium revenue and management services and other revenue of $388.4 million attributable to the acquired Cobalt business for the quarter ended March 31, 2004, general and administrative expense remained constant at 12.4% for each of the quarters ended March 31, 2003 and 2004.

Interest expense decreased $0.6 million to $12.2 million for the quarter ended March 31, 2004, compared to $12.8 million for the quarter ended March 31, 2003.  The decrease in interest expense was primarily due to the reduction in the weighted average interest rate (which includes fees associated with the Company’s borrowings and interest rate swap agreements) for the quarter ended March 31, 2004 of 4.2%, compared to 4.4% for the quarter ended March 31, 2003.

Other expense, net increased $4.7 million to $11.7 million for the quarter ended March 31, 2004, compared to $7.0 million for the quarter ended March 31, 2003. The increase was primarily due to additional amortization of intangibles attributable to the Cobalt and Golden West acquisitions of $3.3 million during the quarter ended March 31, 2004.

The Company’s net income for the quarter ended March 31, 2004 was $295.2 million, compared to $193.1 million for the quarter ended March 31, 2003.  Net income for the quarter ended March 31, 2004 included after-tax net realized investment gains of $9.9 million, compared to $3.7 million for the quarter ended March 31, 2003.  Earnings per share totaled $1.92 and $1.33 for the quarters ended March 31, 2004 and 2003, respectively.  Earnings per share assuming full dilution totaled $1.85 and $1.29 for the quarters ended March 31, 2004 and 2003, respectively.

Earnings per share for the quarter ended March 31, 2004 is based upon weighted average shares outstanding of 153.9 million shares, excluding potential common stock, and 159.4 million shares, assuming full dilution.  Earnings per share for the quarter ended March 31, 2003 is based upon 145.6 million shares, excluding potential common stock, and 149.2 million shares, assuming full dilution.  The increase in weighted average shares outstanding assuming full dilution primarily resulted from the issuance of shares related to the Cobalt acquisition and the Company’s stock option and stock purchase plans.

Financial Condition

The Company’s consolidated assets increased by $1,168.4 million, or 7.9%, to $15,957.1 million as of March 31, 2004 from $14,788.7 million as of December 31, 2003. The increase in total assets was primarily due to growth in cash and investments of $931.4 million as a result of an increase in security trades pending of $581.8 million and $305.9 million in operating cash flows attributable to net income. Also contributing to the increase in consolidated assets was an increase in receivables, net of $205.2 million. Cash and investments totaled $8.9 billion as of March 31, 2004, or 55.5% of total assets.

Overall claims liabilities, which is composed of medical claims payable and reserves for future policy benefits, decreased $95.7 million, or 3.0%, to $3,068.7 million as of March 31, 2004 from $3,164.4 million as of December 31, 2003. The decrease was due primarily to the timing of pharmacy benefits management payments. See “Critical Accounting Policies” for a discussion of medical claims payable and reserves for future policy benefits. As of March 31, 2004, the Company’s long-term indebtedness was $1,238.9 million, of which $462.8 million was related to the Company’s 6 3/8% Notes due 2006 (which includes a fair value adjustment of $13.3 million), $349.1 million was related to the Company’s 6 3/8% Notes due 2012 and $427.0 million was related to the commercial paper program. The 6 3/8% Notes due 2012, with an aggregate principal amount at maturity of $350.0 million, were issued to partially finance the RightCHOICE acquisition. During the year ended December 31, 2003, the Company issued an additional $104.7 million in commercial paper (net of repayments made during the year) to repurchase Common Stock of the Company. In the third quarter of 2003, the Company also issued an additional $125.1 million in commercial paper primarily to partially finance the acquisition of Cobalt (see “Liquidity and Capital Resources” below for a discussion of the potential repurchase of the Company’s commercial paper as a result of the Company’s pending merger with Anthem, Inc.).

Stockholders’ equity totaled $5,948.2 million as of March 31, 2004, an increase of $518.3 million from $5,429.9 million as of December 31, 2003. The increase was primarily due to net income of $295.2 million for the quarter ended March 31, 2004; a net increase of $194.1 million from the issuance of new Common Stock and the reissuance of treasury stock related to stock grants; the Company’s employee 401(k) plan, stock option and stock purchase plans; and an increase in net unrealized gains from investment securities of $63.9 million, net of taxes. Partially offsetting these increases were net losses from the reissuance of treasury stock of $34.9 million.

Liquidity and Capital Resources

As of March 31, 2004, consolidated cash and investments were $8.9 billion, of which $1.1 billion were in cash and cash equivalents. The Company’s primary sources of cash are premium and management services revenues and investment income.  The Company’s primary uses of cash include health care claims and other benefits, capitation payments, income taxes, repayment of long-term debt, interest expense, broker and agent commissions, administrative expenses, Common Stock repurchases and capital expenditures.  In addition to the foregoing, other uses of cash include provider network and systems development costs and costs associated with the integration of acquired businesses.

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

The Company’s strategy for achieving its investment goals is broad diversification of its investments, both across and within asset classes.  As of March 31, 2004, the Company’s investment portfolio consisted primarily of investment grade fixed-income securities.  The Company’s portfolio also included large capitalization and small capitalization domestic equities, foreign equities, tax-exempt municipal bonds and a small amount of non-investment grade debt securities.  The fixed-income assets include both short and long-duration securities with an attempt to match the Company’s funding needs.  The Company’s investment policy contains limitations regarding concentration in individual securities and industries and generally prohibits speculative and leveraged investments.  Cash and investment balances maintained by the Company are sufficient to meet applicable regulatory financial stability and net worth requirements, including license requirements of the Blue Cross and Blue Shield Association.

Net cash provided by operating activities was $305.9 million for the quarter ended March 31, 2004, compared with $313.6 million for the quarter ended March 31, 2003.  Net cash provided by operations for the quarter ended March 31, 2004 was due primarily to net income of $295.2 million and an increase in income taxes payable of $176.0 million attributable to business growth and the absence of estimated tax payments during the first quarter of 2004.  Partially offsetting these increases was a decrease in medical claims payable of $107.6 million primarily due to the timing of pharmacy benefits management payments and an increase in “receivables, net” of $99.4 million due to timing of cash receipts of certain receivables.

Net cash used in investing activities for the quarter ended March 31, 2004 totaled $284.6 million, compared with $24.6 million for the quarter ended March 31, 2003.  The cash used in the first quarter of 2004 was primarily attributable to the purchase of investments of $1,462.7 million and the purchase of property and equipment, net of sales proceeds, of $44.4 million, which were partially offset by proceeds from investments sold of $1,231.9 million.

Net cash provided by financing activities totaled $85.0 million for the quarter ended March 31, 2004 compared with $34.8 million for the quarter ended March 31, 2003.  The net cash provided in the quarter ended March 31, 2004 was primarily attributable to additional advances on securities lending deposits of $46.5 million and the receipt of proceeds from the issuance of Common Stock related to the Company’s employee stock option plans of $41.3 million, partially offset by net repayments of commercial paper of $2.8 million.

Effective March 30, 2001, the Company entered into two unsecured revolving credit facilities allowing aggregate indebtedness of $1.0 billion in principal amount. Borrowings under these facilities (which are generally referred to collectively as the Company’s “revolving credit facility”) bear interest at rates determined by reference to the bank’s base rate or to the London InterBank Offered Rate (“LIBOR”) plus a margin determined by reference to the then-current rating of the Company’s senior unsecured long-term debt by specified rating agencies. One facility, which provides for borrowings not to exceed $750.0 million at any time outstanding, expires as of March 30, 2006, although it may be extended for up to two additional one-year periods under certain circumstances. The other facility, which provides for borrowings not to exceed $250.0 million at any time outstanding, expires on March 25, 2005. Any amount outstanding under this facility as of March 25, 2005 may be converted into a one-year term loan at the option of the Company and will bear interest at rates determined by reference to the bank’s base rate or LIBOR plus a margin determined by reference to the then-current rating of the Company’s unsecured long-term debt by specified rating agencies, plus 0.125% until paid in full. Loans under the $250.0 million facility are made on a committed basis. Loans under the $750.0 million facility are made on a committed basis or pursuant to an auction bid process. The $750.0 million facility also contains sublimits for letters of credit and “swingline” loans. Each credit agreement requires the Company to maintain certain financial ratios and contains restrictive covenants, including restrictions on the incurrence of additional indebtedness and the granting of certain liens, limitations on acquisitions and investments and limitations on changes in control (see Note 7 to the Consolidated Financial Statements). As of March 31, 2004 and December 31, 2003, there were no amounts outstanding under the revolving credit facility.

In April 2002, the Company commenced a commercial paper program providing for the issuance of up to $1.0 billion in aggregate maturity value of short-term indebtedness (known generally as “commercial paper”). The commercial paper is being issued by the Company without registration under the Securities Act of 1933, as amended (the “1933 Act”) in reliance upon the exemption from registration contained in Section 4(2) of the 1933 Act. The commercial paper is issued in denominations of $100,000 or integral multiples of $1,000 in excess thereof and will bear such interest rates, if interest-bearing, or will be sold at such discount from their face amounts, as agreed upon by the Company and the dealer or dealers acting in connection with the commercial paper program. The commercial paper may be issued with varying maturities up to a maximum of 270 days from the date of issuance. The commercial paper ranks equally with all other unsecured and unsubordinated indebtedness of the Company. As of March 31, 2004 and December 31, 2003, the outstanding commercial paper borrowings totaled $427.0 million and $429.8 million, respectively, with various maturity dates and had interest rates ranging from 1.12% to 1.20% as of March 31, 2004 and interest rates ranging from 1.10% to 1.27% as of December 31, 2003. The weighted average yield on the outstanding commercial paper as of March 31, 2004 and December 31, 2003 was 1.16% and 1.25%, respectively. The Company intends to maintain commercial paper borrowings of at least the amount outstanding at March 31, 2004 for more than one year. Accordingly, for financial reporting purposes, the commercial paper has been classified under non-current liabilities in the Consolidated Balance Sheets. Under the Company’s merger agreement with Anthem, Inc., however, the Company has agreed to repurchase, prior to the closing of the merger with Anthem, any outstanding commercial paper issued by the Company or any of its subsidiaries.

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

The 2012 Notes may be redeemed, in whole or in part, at the Company’s option at any time. The redemption price for any 2012 Notes redeemed will be equal to the greater of the following amounts: 1) 100% of the principal amount of the 2012 Notes being redeemed on the redemption date; or 2) the sum of the present values of the remaining scheduled payments of principal and interest on the 2012 Notes being redeemed on that redemption date (not including any portion of any payments of interest accrued to the redemption date) discounted to the redemption date on a semi-annual basis at the Treasury rate as determined by the Reference Treasury Dealer (J.P. Morgan Securities Inc. or Deutsche Banc Alex Brown or their respective successors), plus 25 basis points. In each case, the redemption price will also include accrued and unpaid interest on the 2012 Notes to the redemption date.

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

The 2006 Notes may be redeemed, in whole or in part, at the Company’s option at any time. The redemption price for any 2006 Notes redeemed will be equal to the greater of the following amounts: 1) 100% of the principal amount of the 2006 Notes being redeemed on the redemption date; or 2) the sum of the present values of the remaining scheduled payments of principal and interest on the 2006 Notes being redeemed on that redemption date (not including any portion of any payments of interest accrued to the redemption date) discounted to the redemption date on a semi-annual basis at the Treasury rate as determined by the designated Reference Treasury Dealer (Salomon Smith Barney Inc. or UBS Warburg LLC or their respective successors), plus 25 basis points. In each case, the redemption price will also include accrued and unpaid interest on the 2006 Notes to the redemption date.

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

As a part of a hedging strategy to limit its exposure to variable interest rate increases, the Company has from time to time entered into interest rate swap agreements in order to reduce the volatility of interest expense resulting from changes in interest rates on its variable rate debt. The swap agreements were contracts to exchange variable-rate interest payments (weighted average rate for the year ended December 31, 2002 of 2.25%) for fixed-rate interest payments (weighted average rate for the year ended December 31, 2002 of 7.08%) without the exchange of the underlying notional amounts. The Company had entered into $200.0 million of fixed-rate swap agreements, which consisted of a $150.0 million notional amount swap agreement at 6.99% maturing on October 17, 2003 and a $50.0 million notional amount swap agreement at 7.06% maturing on October 17, 2006. In September 2002, the Company terminated these two fixed-rate swap agreements with an aggregate cash settlement of $17.6 million, of which $1.8 million was accrued interest and the remaining $15.8 million represented the fair value of the swap agreements at the time of termination and is being amortized over the term of the original swap agreements. As of March 31, 2004, the remaining balance of the swap agreements was $4.9 million. (See Note 8 to the Consolidated Financial Statements.)

In order to reduce the interest expense associated with the 2006 Notes, the Company, on January 15, 2002, entered into a $200.0 million notional amount interest rate swap agreement, which matures on June 15, 2006. The swap agreement is a contract to exchange a fixed 6 3/8% rate for a LIBOR-based floating rate (weighted average variable rate of 2.57% and 2.45% for the quarter ended March 31, 2004 and 2003, respectively).

Certain of the Company’s subsidiaries are required to maintain minimum capital requirements prescribed by various regulatory agencies, including the California Department of Managed Health Care and the Departments of Insurance in various states, including Georgia, Missouri, Wisconsin and Delaware. As of March 31, 2004 (or the most recent date with respect to which compliance is required), those subsidiaries of the Company were in compliance with all minimum capital requirements.

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

Medical Claims Payable

Medical claims payable includes claims in process as well as provisions for the estimate of incurred but not reported claims (“IBNR”) and provisions for disputed claims obligations.  As of March 31, 2004, approximately 90% of the Company’s medical claims payable consisted of IBNR and claims in process. Such estimates are developed using actuarial principles and assumptions that consider, among other things, contractual requirements, historical utilization trends and payment patterns, benefits changes, medical inflation, product mix, seasonality, membership and other relevant factors.  In developing IBNR, the Company applies different estimation methods depending on the period for which incurred claims are being estimated.  For the most recent four months, the incurred claims are estimated from the trend analysis based on per member per month claims trends developed from the experience in preceding months.  For periods prior to the most recent four months, the key assumption used in developing the Company’s IBNR is that the completion factor pattern remains consistent over a rolling 12-month period.  The completion factor is an actuarial estimate, based upon historical experience, of the percentage of claims incurred during a given period that have been adjudicated by the Company as of the date of estimation.  This approach is consistently applied to each period presented.

The completion factors and claims per member per month trend factor are the most significant factors used in estimating the Company’s IBNR.  The following table illustrates the sensitivity of these factors using March 31, 2004 data and the estimated potential impact on the Company’s operating results caused by these factors:

Completion Factor (a):		Claims Trend Factor (b):
(Decrease) Increase in Factor	Increase (Decrease) in Medical Claims Payable	(Decrease) Increase in Factor	Increase (Decrease) in Medical Claims Payable

(3)%	$327,000,000	(3)%	$(12,000,000)
(2)%	212,000,000	(2)%	(8,000,000)
(1)%	103,000,000	(1)%	(4,000,000)
1%	(98,000,000)	1%	4,000,000
2%	(191,000,000)	2%	8,000,000
3%	(279,000,000)	3%	12,000,000

(a)   Reflects estimated potential changes in medical claims payable caused by changes in completion factors in each of the most recent four months.

(b)   Reflects estimated potential changes in medical claims payable caused by changes in annualized claims trend used for the estimation of per member per month claims for the most recent four months.

In addition, assuming a hypothetical 1% difference between the Company’s March 31, 2004 estimated claims liability and the actual claims incurred, net income for the quarter ended March 31, 2004 would increase or decrease by $15.8 million, while diluted net income per share would increase or decrease by $0.10 per share.

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

For many of the Company’s HMO plans (including substantially all of its California HMO plans), the Company contracts with physicians, hospitals and other health care providers through capitation fee arrangements as a means to manage health care costs. The Company has two general types of capitation arrangements. The predominant type is the so-called “professional” capitation arrangement. Under professional capitation arrangements, the Company pays the health care provider, such as a participating medical group, a fixed amount per member per month, and the health care provider assumes the risk of the member’s utilization of certain specified health care services. Typically, under professional capitation arrangements, the health care provider does not assume the risk of the member’s utilization of any hospital-based services. The second type is the so-called “global” capitation arrangement. Under global capitation arrangements, the Company also pays the health care provider, such as a participating medical group, a fixed amount per member per month. However, under global capitation arrangements, the health care provider generally assumes the risk of the member’s utilization of all health care services (subject to certain limited exceptions and state regulatory requirements). The Company had approximately eight global capitation arrangements as of March 31, 2004 and December 31, 2003, covering approximately 190,000 and 161,000 members, respectively. In addition, one of the Company’s subsidiaries owns a 51% equity interest in a community health partnership network (the “CHPN”) operating in the greater Atlanta area. The CHPN is a locally based equity venture between the Company’s subsidiary and a local physician group. The Company’s subsidiary has entered into a global capitation arrangement with the CHPN. As of March 31, 2004 and December 31, 2003, approximately 544,000 and 560,000 members, respectively, were covered by this arrangement.

For the quarters ended March 31, 2004 and 2003, the Company’s capitation expenses of $428.2 million and $393.7 million, represented 10.2% and 10.6%, respectively, of the Company’s total health care services and other benefits expense. As of March 31, 2004 and December 31, 2003, the Company’s capitation expenses payable of $159.2 million and $145.9 million represented 6.0% and 5.3%, respectively, of the Company’s total medical claims payable.

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

Reserves for Future Policy Benefits

The estimate of reserves for future policy benefits relates to life and disability insurance policies written in connection with health care contracts. Reserves for future life benefit coverage are based on projections of past experience. Reserves for future policy and contract benefits for certain long-term disability products and group paid-up life products are based upon interest, mortality and morbidity assumptions from published actuarial tables, modified based upon the Company’s experience. Reserves are continually monitored and reviewed, and as settlements are made or reserves adjusted, differences are reflected in current operations. The current portion of reserves for future policy benefits relates to the portion of such reserves that the Company expects to pay within one year. The Company believes that its reserves for future policy benefits are adequate to satisfy its ultimate benefit liability. However, these estimates are inherently subject to a number of highly variable circumstances. Consequently, the actual results could differ materially from the amount recorded in the consolidated financial statements. As of March 31, 2004 and December 31, 2003, the reserves for future policy benefits were $429.2 million and $417.3 million, respectively.

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

In accordance with SFAS No. 142, the Company completed the annual evaluation of its goodwill and other intangible assets at December 31, 2003 and determined that there was no impairment loss. Goodwill and other intangible assets totaled $3.3 billion as of March 31, 2004 and as of December 31, 2003. (See Note 5 to the Consolidated Financial Statements for further discussion of the Company’s goodwill and other intangible assets.)

Investments

As of March 31, 2004, the Company’s current investment securities at fair value, totaled $7.6 billion, of which 88.3% was invested in fixed-income securities and the remaining 11.7% was invested in equity securities. As of December 31, 2003, the Company’s current investment securities at fair value totaled $6.7 billion, of which 87.6% was invested in fixed-income securities and the remaining 12.4% was invested in equity securities. These investment securities are generally used to support current operations and, accordingly, have been classified as current assets. The Company’s long-term investments as of March 31, 2004 and December 31, 2003 were $148.1 million and $161.8 million, respectively, and consisted primarily of restricted assets, certain equities and other investments. Total current and long-term investments at fair value, comprised 48.3% and 46.6% of total assets as of March 31, 2004 and December 31, 2003, respectively.

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

The Company regularly evaluates the appropriateness of investments relative to its internal investment guidelines. The Company operates within these guidelines by maintaining a well-diversified portfolio, both across and within asset classes. The Company has from time to time retained an independent consultant to advise the Company on the appropriateness of its investment policy. The Company performs a quarterly evaluation of its investment securities, using both quantitative and qualitative factors to determine whether a decline in investment value is other-than-temporary. When a decline in an investment’s fair value is determined to be other-than-temporary, a loss is recorded against investment income. When determining whether a decline in an investment’s fair value is other-than-temporary, the Company considers the extent and duration to which a security’s market value has been less than its cost, the financial condition and future earnings potential of the issuer, recommendations and opinions from outside investment managers and the current economic environment. For the quarters ended March 31, 2004 and 2003, the Company recorded investment losses that the Company believed to be other-than-temporary of less than $0.1 million and $23.9 million, respectively. The Company believes that it has performed an adequate review for impairment of the investment portfolio and that investments are carried at fair value. Changing economic and market conditions in the future, however, may cause the Company to reassess its judgment regarding impairment, which could result in realized losses relating to other-than-temporary declines being charged against future income.

As of March 31, 2004 and December 31, 2003, net unrealized gains from the Company’s fixed-income securities totaled $190.1 million and $131.6 million, respectively, primarily resulting from a general decrease in interest rates. The Company had a net unrealized gain in its equity securities portfolio as of March 31, 2004 and December 31, 2003 of $202.7 million and $157.2 million, respectively. The Company believes that these fluctuations are temporary as a result of current market conditions.

The following table illustrates the gross unrealized losses included in the Company’s investment portfolio aggregated by investment category. The table also illustrates the length of time the securities have been in an unrealized loss position as of March 31, 2004.

	March 31, 2004 Gross Unrealized Losses
	Months in Unrealized Loss Position
	Less than 12 months	12 months or more	Total
	(In thousands)

U.S. Treasury and agency securities	$602	$10	$612
Municipal securities	1,430	—	1,430
Mortgage-backed securities	3,599	100	3,699
Corporate and other securities	1,704	111	1,815
Total debt securities	7,335	221	7,556
Equity and other investments	12,288	251	12,539
Total investment securities	$19,623	$472	$20,095

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

A stockholder class action lawsuit was filed in the Superior Court of Ventura County, California on October 28, 2003 against the Company and its board of directors. The lawsuit, which is entitled Abrams v. WellPoint Health Networks Inc., et al., alleges that the Company’s directors breached their fiduciary duties to stockholders by approving an Agreement and Plan of Merger with Anthem while in possession of non-public information regarding the Company’s financial results for the third quarter of 2003. The lawsuit seeks to enjoin the Company from consummating the merger with Anthem, unless the Company adopts and implements a process for obtaining the highest possible price for stockholders, and to rescind any terms of the Agreement and Plan of Merger that have already been implemented.  On May 7, 2004, WellPoint and the plaintiff signed a memorandum of understanding regarding a potential settlement of the action.  The potential settlement contemplated by the memorandum of understanding would involve WellPoint agreeing to provide certain additional disclosures on several matters in the joint proxy statement/prospectus to be sent to WellPoint’s stockholders beyond those contained in the preliminary proxy statement/prospectus.  The settlement would also provide for the payment by WellPoint of $2.25 million to the plaintiff’s counsel for fees and costs (subject to court approval).  No part of the settlement costs will be paid by the WellPoint directors individually.  The settlement would not involve any admissions of breaches of fiduciary duty or other wrongdoing by WellPoint or any of its directors.  The settlement and payment of the plaintiff’s counsel fees would be conditioned upon, among other things, completion of the merger.  Any final settlement agreement signed by the parties must be approved by the Superior Court judge assigned to the matter.  While WellPoint expects to diligently negotiate the terms of a final settlement agreement, there can be no assurances that a settlement agreement will be signed.

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

In May 2000, the California Medical Association filed a lawsuit in U.S. district court in San Francisco against BCC. The lawsuit alleges that BCC violated the Racketeer Influenced and Corrupt Organizations Act (“RICO”) through various misrepresentations to and inappropriate actions against health care providers. In late 1999, a number of class-action lawsuits were brought against several of the Company’s competitors alleging, among other things, various misrepresentations regarding their health plans and breaches of fiduciary obligations to health plan members. In August 2000, the Company was added as a party to Shane v. Humana, et al., a class-action lawsuit brought on behalf of health care providers nationwide. In addition to the RICO claims brought in the California Medical Association lawsuit, this lawsuit also alleges violations of ERISA, federal and state “prompt pay” regulations and certain common law claims. In October 2000, the federal Judicial Panel on Multidistrict Litigation issued an order consolidating the California Medical Association lawsuit, the Shane lawsuit and various other pending managed care class-action lawsuits against other companies before District Court Judge Federico Moreno in the Southern District of Florida for purposes of the pretrial proceedings. In March 2001, Judge Moreno dismissed the plaintiffs’ claims based on violation of RICO, although the dismissal was made without prejudice to the plaintiffs’ ability to subsequently refile their claims. Judge Moreno also dismissed, with prejudice, the plaintiffs’ federal prompt pay law claims. On March 26, 2001, the plaintiffs filed an amended complaint in its lawsuit, alleging, among other things, revised RICO claims and violations of California law. On May 3, 2001, the defendants filed a motion to dismiss this amended complaint. On May 9, 2001, Judge Moreno issued an order requiring that all discovery in the litigation be completed by December 2001, with the exception of discovery related to expert witnesses, which was to be completed by March 15, 2002. In June 2001, the federal Court of Appeals for the 11th Circuit issued a stay of Judge Moreno’s discovery order, pending a hearing before the Court of Appeals on the Company’s appeal of its motion to compel arbitration (which had earlier been granted in part and denied in part by Judge Moreno). The hearing was held in January 2002 and, in March 2002, the Court of Appeals panel issued an opinion affirming Judge Moreno’s earlier action with respect to the motion to compel arbitration. The Company filed a motion requesting a rehearing of the matter before the entire 11th Circuit Court of Appeals, which motion was denied by the 11th Circuit Court of Appeals in June 2002. On July 29, 2002, Judge Moreno issued an order providing that discovery in the case would be allowed to re-commence on September 30, 2002. On September 26, 2002, Judge Moreno issued an additional order certifying a nationwide class of physicians in the Shane matter, setting a trial date in May 2003 and ordering the parties to participate in non-binding mediation. In October 2002, the defendants, among other things, moved to compel arbitration of most claims (which motion was granted in part in September 2003). In October 2002, the Company also filed a motion with the 11th Circuit Court of Appeals seeking to appeal Judge Moreno’s class-certification order. The motion was granted. The 11th Circuit heard oral argument on September 11, 2003 on the Company’s appeal. A mediator has been appointed by Judge Moreno and the parties are currently conducting court-ordered mediation. On April 30, 2004, Judge Moreno set a new trial date in March 2005 and extended the deadline for discovery to September 29, 2004, which may be further extended.

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

In early 2003, a lawsuit entitled Knecht v. Cigna, et al. was filed in U.S. District Court in Oregon. This litigation has subsequently been transferred to Judge Moreno of the U.S. District

Court for the Southern District of Florida. This litigation is a putative class action lawsuit on behalf of chiropractors in the western United States. The Company is a named defendant in the lawsuit. The lawsuit alleges that each of the defendants engaged in similar activities and conduct as that alleged in the Shane litigation. The case is currently stayed.

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

Review by Independent Accountants

With respect to the unaudited consolidated financial information of WellPoint Health Networks Inc. for the three-month periods ended March 31, 2004 and 2003, PricewaterhouseCoopers LLP (“PricewaterhouseCoopers”) reported that they have applied limited procedures in accordance with professional standards for a review of such information.  However, their separate report dated April 19, 2004, except Note 14 as to which the date is May 7, 2004, appearing herein states that they did not audit and they do not express an opinion on that unaudited consolidated financial information.  Accordingly, the degree of reliance on their report on such information should be restricted in light of the limited nature of the review procedures applied.  PricewaterhouseCoopers is not subject to the liability provisions of Section 11 of the Securities Act of 1933 for their report on the unaudited consolidated financial information because that report is not a “report” or a “part” of the registration statement prepared or certified by PricewaterhouseCoopers within the meaning of Sections 7 and 11 of the Act.

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

As of March 31, 2004, the Company’s current investment securities at fair value, totaled $7.6 billion, of which 88.3% was invested in fixed-income securities and the remaining 11.7% was invested in equity securities. The Company has evaluated the pre-tax net impact to the fair value of its fixed-income investments over a 12-month period from a hypothetical change in all interest rates of 100, 200 and 300 basis points (“bp”). In doing so, optionality was addressed through Monte Carlo simulation of the price behavior of securities with embedded options. In addressing prepayments on mortgage-backed securities, the model follows the normal market practice of estimating a non-interest rate sensitive component (primarily related to relocations) and an interest-sensitive component (primarily related to refinancings) separately. The model is based on statistical techniques applied to historical prepayment and market data, and then incorporates forward-looking mortgage market research and judgments about future prepayment behavior. Changes in the fair value of the investment portfolio, net of tax, are reflected in the balance sheet through stockholders’ equity. The results of this analysis as of March 31, 2004 are shown in the table below. The table also shows the change in valuation of the $200.0 million notional amount 6 3/8% fixed for LIBOR-based floating interest rate swap agreement as of March 31, 2004.

	Decrease in fair value given an interest rate increase of:
	100 bp	200 bp	300 bp
	(In millions)

Fixed Income Portfolio	$(201.5)	$(413.4)	$(627.5)
Valuation of Interest Rate Swap Agreement	(3.9)	(7.8)	(11.5)
	$(205.4)	$(421.2)	$(639.0)

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

Interest Rate Swap Agreements

On January 15, 2002, the Company entered into a $200.0 million notional amount interest rate swap agreement with respect to its 2006 Notes. The swap agreement is a contract to exchange a fixed 6 3/8% rate for a LIBOR-based floating rate. The Company recognized settlement income of $1.9 million for each of the quarters ended March 31, 2004 and 2003 made from this swap agreement. (See Note 8 to the Consolidated Financial Statements.)

The Company has from time to time entered into additional interest rate swap agreements in order to reduce the volatility of interest expense resulting from changes in interest rates. As of December 31, 2001, the Company had entered into $200.0 million of floating to fixed-rate swap agreements, which consisted of a $150.0 million notional amount swap agreement at 6.99% and a $50.0 million notional amount swap agreement at 7.06%. As of December 31, 2001, the Company also had $235.0 million of LIBOR-based floating rate debt outstanding. In September 2002, the Company terminated these two fixed-rate swap agreements with an aggregate cash settlement of $17.6 million, of which $1.8 million was accrued interest and the remaining $15.8 million represented the fair value of the swap agreements at the time of termination and is being amortized over the term of the original swap agreements. As of March 31, 2004, the remaining balance of the swap agreements was $4.9 million. (See Note 8 to the Consolidated Financial Statements for further discussion.)

Equity Price Risk

As of March 31, 2004, the Company’s equity securities were comprised primarily of domestic stocks. Assuming an immediate decrease of 10% in market value, as of March 31, 2004, the hypothetical pre-tax loss in fair value of stockholders’ equity is estimated to be approximately $88.8 million.

ITEM 4.          Controls and Procedures

The Company maintains “disclosure controls and procedures,” as such term is defined under Rule 13a-14(c) of the rules and regulations under the Securities Exchange Act of 1934, as amended (the “Exchange Act”).  These disclosure controls and procedures are designed to ensure that information required to be disclosed in the Company’s Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission (the “SEC”), and that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures.  As of March 31, 2004, the Company has carried out an evaluation under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based upon their evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective in ensuring that material information relating to the Company is made known to the Chief Executive Officer and Chief Financial Officer by others within the Company during the period in which this quarterly report on Form 10-Q was being prepared.

There has been no change in the Company’s internal control over financial reporting during the period covered by this quarterly report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II.        OTHER INFORMATION

ITEM 1.          Legal Proceedings

A stockholder class action lawsuit was filed in the Superior Court of Ventura County, California on October 28, 2003 against the Company and its board of directors. The lawsuit, which is entitled Abrams v. WellPoint Health Networks Inc., et al., alleges that the Company’s directors breached their fiduciary duties to stockholders by approving an Agreement and Plan of Merger with Anthem while in possession of non-public information regarding the Company’s financial results for the third quarter of 2003. The lawsuit seeks to enjoin the Company from consummating the merger with Anthem, unless the Company adopts and implements a process for obtaining the highest possible price for stockholders, and to rescind any terms of the Agreement and Plan of Merger that have already been implemented.  On May 7, 2004, WellPoint and the plaintiff signed a memorandum of understanding regarding a potential settlement of the action.  The potential settlement contemplated by the memorandum of understanding would involve WellPoint agreeing to provide certain additional disclosures on several matters in the joint proxy statement/prospectus to be sent to WellPoint’s stockholders beyond those contained in the preliminary proxy statement/prospectus.  The settlement would also provide for the payment by WellPoint of $2.25 million to the plaintiff’s counsel for fees and costs (subject to court approval).  No part of the settlement costs will be paid by the WellPoint directors individually.  The settlement would not involve any admissions of breaches of fiduciary duty or other wrongdoing by WellPoint or any of its directors.  The settlement and payment of the plaintiff’s counsel fees would be conditioned upon, among other things, completion of the merger.  Any final settlement agreement signed by the parties must be approved by the Superior Court judge assigned to the matter.  While WellPoint expects to diligently negotiate the terms of a final settlement agreement, there can be no assurances that a settlement agreement will be signed.

See “Factors That May Affect Future Results of Operations” for a discussion of additional various pending legal matters involving the Company and its subsidiaries. The Company’s annual report on Form 10-K for the year ended December 31, 2003, as amended by Amendment No. 1 on Form 10-K/A also contains a discussion of various pending legal matters.

ITEM 2.          Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

During the three months ended March 31, 2004, the Company had one outstanding stock repurchase program.  The Company's stock repurchase program is primarily intended to reduce the dilutive effect of its employee stock option and stock purchase plans.  The amount the Company spends and the number of shares repurchased varies based on a variety of factors, including employee stock option grants and the stock price.

A summary of the Company's repurchase activity for the three months ended March 31, 2004 is as follows:

	Total Number of Shares Purchased (1)		Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Number of Shares that May Yet Be Purchased Under the Program (2)
January 1 - January 31	—		$—	—	6,198,400
February 1 - February 29	1,670		106.91	—	6,198,400
March 1 - March 31	843,948		108.87	—	6,198,400
Total	845,618	(3)	108.86

(1)   The total number of shares purchased is due to shares delivered to or withheld by the Company in connection with stock-for-stock stock option exercises and employee payroll tax withholding upon exercise of stock options and vesting of restricted stock.

(2)   The board of directors of the Company has previously authorized the Company to repurchase up to 35.5 million shares of the Company's Common Stock.

(3)   Shares purchased for the purposes described in footnote 1 above are reported net of actual stock grants in the Consolidated Statement of Changes in Stockholders' Equity.

ITEM 6.          Exhibits and Reports on Form 8-K

(a)   Exhibits

See Exhibit Index.

(b)   Reports on Form 8-K

On January 9, 2004, the Company furnished a current report on Form 8-K dated January 6, 2004, which attached a copy of the Company’s press release dated January 6, 2004 and portions of a transcript of a conference call held by the Company on January 7, 2004 relating to additional anticipated financial results for the year ended December 31, 2003.

On January 29, 2004, the Company furnished a current report on Form 8-K dated January 28, 2004, which attached a copy of the Company’s press release dated January 28, 2004 regarding the Company’s earnings for the quarter and year ended December 31, 2003.

On February 3, 2004, the Company furnished a current report on Form 8-K dated February 3, 2004, which attached the text of certain information provided and to be provided by the Company during various investor conferences.

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

WELLPOINT HEALTH NETWORKS INC.
Registrant

Date: May 10, 2004	By:	/s/ LEONARD D. SCHAEFFER
Leonard D. Schaeffer
Chairman of the Board of Directors and Chief Executive Officer

Date: May 10, 2004	By:	/s/ DAVID C. COLBY
David C. Colby
Executive Vice President and Chief Financial Officer

Date: May 10, 2004	By:	/s/ KENNETH C. ZUREK
Kenneth C. Zurek
Senior Vice President, Controller and Taxation

EXHIBIT INDEX

Exhibit Number	Exhibit

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

4.05	Form of Note evidencing the Registrant’s 6 3 / 8% Notes due 2006, incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K dated June 12, 2001.

4.06	Form of Note evidencing the Registrant’s 6 3 / 8% Notes due 2012, incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K dated January 11, 2002.

10.01	Amendment to the WellPoint 401(k) Retirement Savings Plan effective as of February 28, 2004.

10.02	Amendment to the WellPoint 401(k) Retirement Savings Plan effective as of April 23, 2004.

15.01	Letter on unaudited interim financial information.

31.01	Certifications.

32.01	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350.

32.02	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350.