Form 10-Q
period 2004-06-30
WELLPOINT HEALTH NETWORKS INC /DE/
filed 2004-08-09
CIK 1013220

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2004

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

(818) 234-4000
(Registrant’s telephone number, including area code)

Not Applicable
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒  No  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).  Yes  ☒  No  ☐

As of August 4, 2004, there were approximately 157,061,965 shares of Common Stock, $0.01 par value of the registrant outstanding.

WellPoint Health Networks Inc.

Quarterly Report on Form 10-Q for the Quarter Ended June 30, 2004

PART I. FINANCIAL INFORMATION

ITEM 1.                             Financial Statements

WellPoint Health Networks Inc.

Consolidated Balance Sheets

(In thousands, except share data)	June 30, 2004	December 31, 2003
	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$956,711	$1,030,327
Investments - available-for-sale, at fair value	6,844,321	6,726,802
Securities lending collateral	846,991	914,173
Receivables, net	1,522,361	1,356,107
Deferred tax assets, net	385,751	355,110
Other current assets	359,356	258,588
Total Current Assets	10,915,491	10,641,107
Property and equipment, net	463,090	441,936
Intangible assets, net	927,440	950,954
Goodwill, net	2,295,651	2,321,208
Long-term investments, at market value	196,812	161,784
Other non-current assets	254,996	271,689
Total Assets	$15,053,480	$14,788,678

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Medical claims payable	$2,649,916	$2,747,074
Reserves for future policy benefits	108,337	129,135
Unearned premiums	690,965	629,831
Accounts payable and accrued expenses	1,398,428	1,411,391
Experience rated and other refunds	255,226	267,382
Income taxes payable	187,389	241,979
Security trades pending payable	146,006	27,456
Securities lending payable	846,991	914,173
Other current liabilities	731,520	712,273
Total Current Liabilities	7,014,778	7,080,694
Accrued postretirement benefits	155,331	152,738
Reserves for future policy benefits, non-current	313,825	288,197
Long-term debt	803,294	1,238,267
Deferred tax liabilities	325,918	370,737
Other non-current liabilities	223,789	228,096
Total Liabilities	8,836,935	9,358,729
Stockholders’ Equity:
Preferred Stock - $0.01 par value, 50,000,000 shares authorized, none issued and outstanding	—	—
Common Stock - $0.01 par value, 300,000,000 shares authorized, 159,202,083 and 157,006,322 issued at June 30, 2004 and December 31, 2003, respectively	1,592	1,570
Treasury stock, at cost, 2,171,017 and 4,248,172 shares at June 30, 2004 and December 31, 2003, respectively	(164,726)	(298,049)
Additional paid-in capital	2,447,130	2,348,506
Retained earnings	3,845,639	3,250,483
Accumulated other comprehensive income	86,910	127,439
Total Stockholders’ Equity	6,216,545	5,429,949
Total Liabilities and Stockholders’ Equity	$15,053,480	$14,788,678

See the accompanying notes to the Consolidated Financial Statements.

WellPoint Health Networks Inc.

Consolidated Income Statements

(Unaudited)

	Quarter Ended June 30,		Six Months Ended June 30,
(In thousands, except earnings per share)	2004	2003	2004	2003
Revenues:
Premium revenue	$5,407,984	$4,654,854	$10,664,287	$9,203,159
Management services and other revenue	303,901	221,466	610,077	447,637
Investment income	68,532	64,037	152,193	130,352
	5,780,417	4,940,357	11,426,557	9,781,148
Operating Expenses:
Health care services and other benefits	4,364,370	3,769,667	8,551,721	7,487,167
Selling expense	223,400	201,237	440,522	393,234
General and administrative expense	670,010	578,000	1,395,733	1,167,669
	5,257,780	4,548,904	10,387,976	9,048,070
Operating Income	522,637	391,453	1,038,581	733,078
Interest expense	12,967	12,689	25,210	25,463
Other expense, net	9,778	4,646	21,444	11,650
Income before Provision for Income Taxes	499,892	374,118	991,927	695,965
Provision for income taxes	199,957	149,649	396,771	278,443
Net Income	$299,935	$224,469	$595,156	$417,522

Earnings Per Share	$1.92	$1.54	$3.84	$2.87

Earnings Per Share Assuming Full Dilution	$1.86	$1.49	$3.71	$2.79

Weighted Average Shares Outstanding	155,823	145,711	154,881	145,662

Fully Diluted Weighted Average Shares Outstanding	161,163	150,217	160,280	149,697

See the accompanying notes to the Consolidated Financial Statements.

WellPoint Health Networks Inc.

Consolidated Statement of Changes in Stockholders’ Equity

(Unaudited)

		Common Stock				Additional		Accumulated Other
	Preferred	Issued		In Treasury		Paid-in	Retained	Comprehensive
(In thousands)	Stock	Shares	Amount	Shares	Amount	Capital	Earnings	Income	Total
Balance as of December 31, 2003	$—	157,006	$1,570	4,248	$(298,049)	$2,348,506	$3,250,483	$127,439	$5,429,949
Stock grants to employees and directors		526	5	(514)	33,119	18,527			51,651
Stock issued for employee stock option plans and stock purchase plans		1,670	17	(1,563)	100,204	115,058			215,279
Net losses from treasury stock reissued						(34,961)			(34,961)
Comprehensive income
Net income							595,156		595,156
Other comprehensive income, net of tax
Change in unrealized valuation adjustment on investment securities, net of reclassification adjustment								(40,529)	(40,529)
Total comprehensive income							595,156	(40,529)	554,627

Balance as of June 30, 2004	$—	159,202	$1,592	2,171	$(164,726)	$2,447,130	$3,845,639	$86,910	$6,216,545

See the accompanying notes to the Consolidated Financial Statements.

WellPoint Health Networks Inc.

Consolidated Statements of Cash Flows

(Unaudited)

	Six Months Ended June 30,
(In thousands)	2004	2003
Cash flows from operating activities:
Net income	$595,156	$417,522
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization, net of accretion	103,370	79,468
Gain on sales of assets, net	(15,371)	(10,856)
Benefit for deferred income taxes	(22,240)	(16,137)
Amortization of deferred gain on sale of building	(261)	—
Accretion of interest on 6 3/8% Notes due 2012 and 6 3/8% Notes due 2006	149	140
(Increase) decrease in certain assets, net of effect of businesses acquired and sold:
Receivables, net	(136,962)	(212,793)
Other current assets	(81,376)	(41,105)
Other non-current assets	6,782	8,048
Increase (decrease) in certain liabilities, net of effect of businesses acquired and sold:
Medical claims payable	(97,172)	95,865
Reserves for future policy benefits	4,830	5,645
Unearned premiums	61,134	17,329
Accounts payable and accrued expenses	17,685	(13,824)
Experience rated and other refunds	(12,156)	326
Income taxes payable	76,445	(11,191)
Other current liabilities	33,544	101,115
Accrued postretirement benefits	2,593	3,680
Other non-current liabilities	(4,056)	(1,274)
Net cash provided by operating activities	532,094	421,958
Cash flows from investing activities:
Investments purchased	(3,539,781)	(5,339,371)
Proceeds from investments sold and matured	3,467,193	4,394,694
Property and equipment purchased	(112,093)	(58,576)
Proceeds from property and equipment sold	36,126	5,306
Acquisition of new businesses, net of cash acquired	—	(27,708)
Additional cash used for prior period acquisitions	(13,116)	—
Proceeds from sale of business, net of cash sold	1,262	—
Net cash used in investing activities	(160,409)	(1,025,655)
Cash flows from financing activities:
Net (repayment) borrowing of commercial paper	(429,833)	149,504
Proceeds from termination of interest rate swap on 6 3/8% Notes due 2006	4,633	—
Change in advances on securities lending payable	(67,182)	580,843
Proceeds from issuance of Common Stock	47,081	88,216
Common Stock repurchased	—	(192,414)
Net cash (used) provided by financing activities	(445,301)	626,149
Net (decrease) increase in cash and cash equivalents	(73,616)	22,452
Cash and cash equivalents at beginning of period	1,030,327	1,355,616
Cash and cash equivalents at end of period	$956,711	$1,378,068

See the accompanying notes to the Consolidated Financial Statements.

WellPoint Health Networks Inc.

Notes to Consolidated Financial Statements

(Unaudited)

1.              Organization

WellPoint Health Networks Inc. (the “Company” or “WellPoint”) is one of the nation’s largest publicly traded managed health care companies. As of June 30, 2004, WellPoint had approximately 15.5 million medical members (including approximately 1.3 million BlueCard “host” members) and approximately 46.2 million specialty members. Host members are generally members who reside in a state in which a WellPoint subsidiary is the Blue Cross and/or Blue Shield licensee and who are covered under an employer-sponsored health plan issued by a non-WellPoint controlled Blue Cross and/or Blue Shield licensee. Through its subsidiaries, the Company offers a broad spectrum of network-based managed care plans to the large and small employer, individual, Medicaid and senior markets. The Company’s managed care plans include preferred provider organizations (“PPOs”), health maintenance organizations (“HMOs”), point-of-service (“POS”) plans, other hybrid plans and traditional indemnity plans. In addition, the Company offers managed care services, including underwriting, actuarial services, network access, medical management and claims processing. The Company also provides a broad array of specialty and other products and services including pharmacy benefits management, dental, vision, life insurance, preventive care, disability insurance, behavioral health, COBRA and flexible benefits account administration. With its recent acquisition of Cobalt Corporation, the Company now also offers workers’ compensation insurance products and is currently the largest Medicare Part A fiscal intermediary in the nation, processing claims for providers in all 50 states. The Company markets its products in California primarily under the name Blue Cross of California, in Georgia primarily under the name Blue Cross Blue Shield of Georgia, in most parts of Missouri (except Kansas City and surrounding counties) primarily under the name Blue Cross Blue Shield of Missouri, in Wisconsin primarily under the names Blue Cross Blue Shield of Wisconsin and CompcareBlue and in various parts of the country under the names UNICARE and HealthLink. These products are marketed by the Company’s various operating subsidiaries throughout the United States. The Company’s customer base is diversified, with extensive membership among large and small employer groups and individuals and in the Medicare and Medicaid markets.

2.              Basis of Presentation

The accompanying unaudited consolidated financial statements of WellPoint have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial reporting.  In accordance with the rules and regulations of the SEC, certain footnotes or other financial information have been condensed or omitted if they substantially duplicate the disclosures contained in the Company’s annual audited financial statements.  In the opinion of management, the interim financial statements reflect all material adjustments (which are of a normal recurring nature) necessary for a fair statement of its financial position as of June 30, 2004, the results of its operations for the quarters and six months ended June 30, 2004 and 2003, its changes in stockholders’ equity for the six months ended June 30, 2004 and its cash flows for the six months ended June 30, 2004 and 2003.  The results of operations for the interim periods presented are not necessarily indicative of the operating results for the full year.  These unaudited consolidated financial statements should be read together with the consolidated financial statements and notes included in the Company’s annual report on Form 10-K for the year ended December 31, 2003. The Company has reclassified certain prior year amounts in the accompanying unaudited consolidated financial statements to conform to the 2004 presentation.

3.              Stock-Based Compensation

At June 30, 2004, the Company had three stock-based employee compensation plans: the 1999 Stock Incentive Plan, the 2000 Employee Stock Option Plan and the Employee Stock Purchase Plan. The Company accounts for these plans under the recognition and measurement principles of APB Opinion No. 25, “Accounting for Stock Issued to Employees” and related FASB interpretations. Accordingly, compensation cost for stock options under existing plans is measured as the excess, if any, of the quoted market price of the Company’s Common Stock at the date of the grant over the amount an employee must pay to acquire the stock. No stock-based employee compensation cost is reflected in net income related to stock options granted because options granted under those plans had an exercise price equal to the market value of the underlying Common Stock on the date of grant. In addition, no compensation expense is recorded for purchases under the Employee Stock Purchase Plan in accordance with APB No. 25.

Employee stock-based compensation included in reported net income includes restricted stock awards being amortized over the award’s vesting period. The vesting period is generally three years from the date of the grant. During the six months ended June 30, 2004, 565,000 restricted shares of Company Common Stock with purchase prices below current fair market value were granted to employees of the Company with a fair value at the date of grant of $57.6 million. During the quarter and six months ended June 30, 2004, the Company recorded approximately $4.8 million and $9.1 million, respectively, in vested stock-based compensation. During the quarter and six months ended June 30, 2003, the Company recorded approximately $0.2 million and $0.9 million, respectively, in vested stock-based compensation. As of June 30, 2004, total unearned compensation from all non-vested stock awards totaled $49.6 million.

The following table illustrates the pro forma effect on net income and earnings per share if the Company had applied the fair value recognition provisions of Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” as amended by Statement of Financial Accounting Standards No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure,” for the quarters and six months ended June 30, 2004 and 2003.

	Quarter Ended June 30,		Six Months Ended June 30,
(In millions, except per share amounts)	2004	2003	2004	2003

Net income—as reported	$299.9	$224.5	$595.1	$417.5
Add: Stock—based employee compensation expense included in reported net income, net of related tax effects	2.9	0.1	5.5	0.5
Less: Total stock—based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(31.9)	(18.2)	(61.5)	(35.4)
Net income—pro forma	$270.9	$206.4	$539.1	$382.6

Earnings per share—as reported	$1.92	$1.54	$3.84	$2.87
Earnings per share—pro forma	$1.74	$1.42	$3.48	$2.63
Earnings per share assuming full dilution—as reported	$1.86	$1.49	$3.71	$2.79
Earnings per share assuming full dilution—pro forma	$1.68	$1.37	$3.36	$2.56

The above pro forma disclosures may not be representative of the effects on reported pro forma net income for future years.

4.              Supplemental Significant Accounting Policies

Principles of Consolidation

All of the Company’s majority owned subsidiaries, including the Company’s 51% interest in a community health partnership network, are accounted for under the consolidation method of accounting as required under Statement of Financial Accounting Standards No. 94, “Consolidation of All Majority-Owned Subsidiaries” (“SFAS No. 94”).  Joint ventures in which the Company owns a 50% interest are recorded under the equity method of accounting as required by SFAS No. 94.  Other investments in which the Company owns less than 50% of the voting stock are recorded in accordance with Accounting Principles Board No. 18, “The Equity Method of Accounting for Investments in Common Stock” (“APB No. 18”).  The Company maintains certain investments in enterprises in which the Company owns less than 20% of the voting stock that are accounted for under the equity method of accounting as a result of the Company’s ability to exert significant influence over the operating and financial policies of the enterprise, as defined in APB No. 18.

Investments

The Company and certain of its subsidiaries participate in securities lending programs whereby the loaned marketable securities in the Company’s portfolio are transferred to borrowers (generally independent brokers or dealers) approved by the Company based on, among other things, their creditworthiness in exchange for collateral initially equal to at least

102% of the value of the securities on loan and is thereafter maintained at a minimum of 100% of the market value of the securities loaned.  The market value of the securities on loan to each borrower is monitored daily and the borrower is required to deliver additional collateral if the market value of the collateral falls below 100% of the market value of the securities on loan. Under the guidance provided in Statement of Financial Accounting Standards No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities,” the Company recognizes the collateral as an asset under “securities lending collateral” on its balance sheet and the Company records a corresponding liability for the obligation to return the collateral to the borrower under “securities lending payable.”

Receivables, net

A Company subsidiary (the “PBM”) operates as a pharmacy benefit manager under the trade name WellPoint Pharmacy Management.  The PBM contracts with pharmaceutical manufacturers, some of whom provide rebates based on use of the manufacturers’ products by the PBM’s affiliated and non-affiliated clients.  The Company accrues rebates receivable on a monthly basis based on the terms of the applicable contracts, historical data and current estimates.  The PBM bills these rebates to the manufacturers on a quarterly basis.  The Company records rebates attributable to affiliated clients as a reduction to “health care services and other benefits.”  Rebates attributable to non-affiliated clients are accrued as rebates receivable and a corresponding payable for the amounts of the rebates to be remitted to non-affiliated clients in accordance with their contracts is also recorded.  The Company generally receives rebates between two to five months after billing.

5.              New Accounting Pronouncements

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

On December 8, 2003, the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (“MMA”) was signed into law. MMA introduced a voluntary Medicare Part D prescription drug benefit and created a new 28% federal subsidy for the sponsors of postretirement prescription drug benefits that are at least actuarially equivalent to the new Medicare Part D benefit. The Company has determined that it qualifies for the subsidy under MMA. In May 2004, the FASB issued FASB Staff Position No. FAS 106-2, “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003” (“FSP FAS 106-2”). Under FSP FAS 106-2, sponsors must consider the two new features of MMA in measuring the accumulated postretirement benefit obligation (“APBO”) and net periodic postretirement benefit cost. In accordance with FSP FAS 106-2, the Company made a one-time election to recognize the impact of MMA as of December 31, 2003. Accordingly, any measures of the APBO and net periodic postretirement benefit cost in the Company’s Consolidated Financial Statements and the related footnotes for the year ended December 31, 2003 included the effects of MMA. The impact of the adoption of the FSP FAS 106-2 on the Company’s Consolidated Financial Statements as of December 31, 2003 resulted in a reduction in the APBO of $7.9 million. The reduction in the 2004 net periodic postretirement benefit cost for the quarter and six months ended June 30, 2004 was $0.3 million and $0.6 million, respectively.

6.              Acquisitions

On October 31, 2003, the Company completed its acquisition of Health Core, Inc. (“Health Core”). Health Core currently provides outcomes research services to health plans and pharmaceutical organizations. The purchase price and related acquisition costs of approximately $4.1 million plus an additional $3.5 million in scheduled future payments over the next three years exceeded the estimated fair value of net assets acquired by $6.4 million. Under the purchase method of accounting, the Company assigned this amount to goodwill.  In addition, the terms of the transaction include a provision for additional contingent payments of up to $5.5 million based on Health Core achieving certain financial performance targets during 2005, 2006 and 2007. The final amount of goodwill may increase as a result of these contingent payments. The operating results for Health Core are included in WellPoint’s consolidated income statements for periods following the completion of the acquisition.

On September 24, 2003, the Company completed its acquisition of Cobalt, the parent company of Blue Cross Blue Shield of Wisconsin. Cobalt served approximately 675,000 medical members (excluding BlueCard “host” members) as of September 30, 2003. The transaction was effective as of September 30, 2003 for accounting purposes. The operating results for Cobalt are included in WellPoint’s consolidated income statement for periods following September 30, 2003. Under the terms of the transaction, total consideration paid to all holders of Cobalt common stock in the merger was approximately $427.5 million in cash and approximately 7.3 million newly issued shares of WellPoint Common Stock (which included approximately 2.1 million shares issued to affiliates). The total purchase price of approximately $884.9 million valued as of September 24, 2003 was used to purchase net assets with a fair value of approximately $251.0 million. Included in the total purchase price was $12.1 million used to retire Cobalt’s existing long-term debt at the time of acquisition. As a result of the acquisition of Cobalt, the Company incurred $37.1 million in expenses, primarily related to transaction costs. Generally accepted accounting principles require that these expenses, which are not associated with the generation of future revenues and have no future economic benefit, be reflected as assumed liabilities in the allocation of the purchase price to the net assets acquired. Estimated goodwill and other intangibles totaling $820.0 million includes $96.5 million of deferred tax liabilities relating to identified intangibles. Identified intangibles with definite useful lives are being amortized on a straight-line basis or the timing of related cash flows depending upon the expected amortization pattern over three to 23 years. The valuation of certain assets and liabilities and the implementation of the integration plan are not yet complete and, therefore, the allocation between goodwill and intangible assets recorded as of June 30, 2004 represents an estimate. As a result, the useful lives and method of amortization are only preliminary estimates. The current estimated purchase price allocation between goodwill and identifiable intangible assets is $578.7 million and $241.3 million, respectively. The entire estimated goodwill amount of $578.7 million is not deductible for tax purposes.

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

7.              Goodwill and Other Intangible Assets

In accordance with SFAS No. 142, the Company completed the annual evaluation of its goodwill and other intangible assets at December 31, 2003, and determined that there was no impairment loss.

The changes in the carrying amount of goodwill by reportable segment are as follows:

(In thousands)	Health Care	Specialty	Corporate and Other	Consolidated
Balance as of January 1, 2003	$1,676,800	$14,971	$—	$1,691,771
Goodwill acquired during 2003	607,826	17,248	2,892	627,966
Final purchase accounting adjustments for RightCHOICE goodwill	1,471	—	—	1,471
Balance as of December 31, 2003	2,286,097	32,219	2,892	2,321,208
Purchase accounting adjustments for Cobalt goodwill	(29,118)	—	—	(29,118)
Other goodwill adjustments	—	46	3,515	3,561
Balance as of June 30, 2004	$2,256,979	$32,265	$6,407	$2,295,651

On October 31, 2003, WellPoint completed its acquisition of Health Core, as discussed in Note 6. As a result of the acquisition of Health Core, the Company recorded $6.4 million of goodwill as of June 30, 2004.

On September 24, 2003, WellPoint completed its acquisition of Cobalt, as discussed in Note 6. As a result of the acquisition of Cobalt, the Company recorded $578.7 million of goodwill and

$241.3 million of identifiable intangible assets as of June 30, 2004. The valuation process is not yet complete and, therefore, the allocation between goodwill and other intangible assets recorded as of June 30, 2004 represents an estimate. The Company assumes no residual value for its amortizable intangible assets. The following table presents details of the acquired amortized and non-amortized intangible assets of Cobalt at cost as of June 30, 2004.

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

On June 30, 2003, WellPoint completed its acquisition of Golden West, as discussed in Note 6. As a result of the acquisition of Golden West, the Company recorded $17.3 million of goodwill and $13.0 million of identifiable intangible assets as of June 30, 2004. The Company assumes no residual value for its amortizable intangible assets. The following table presents details of the acquired amortized and non-amortized intangible assets of Golden West at cost as of June 30, 2004.

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

The gross carrying value, accumulated amortization and net carrying value of other intangible assets of the Company as of June 30, 2004 and December 31, 2003 were as follows:

(In thousands) As of June 30, 2004	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Amortizat- ion Period (in years)
Amortized intangible assets:
Provider relationships	$33,424	$6,187	$27,237	10 to 25
Customer contracts and related customer relationships	427,974	133,019	294,955	1.5 to 20
Other	21,968	10,954	11,014	5 to 20
Total amortized intangible assets	483,366	150,160	333,206

Non-amortized intangible assets:
Provider relationships	17,674	98	17,576	Indefinite
Trade names and service marks	579,300	2,642	576,658	Indefinite
Total non-amortized intangible assets	596,974	2,740	594,234

Total other intangible assets	$1,080,340	$152,900	$927,440

(In thousands) As of December 31, 2003	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Amortizat- ion Period (in years)
Amortized intangible assets:
Provider relationships	$33,424	$5,349	$28,075	10 to 25
Customer contracts and related customer relationships	427,974	111,351	316,623	1.5 to 20
Other	21,968	9,946	12,022	5 to 20
Total amortized intangible assets	483,366	126,646	356,720

Non-amortized intangible assets:
Provider relationships	17,674	98	17,576	Indefinite
Trade names and service marks	579,300	2,642	576,658	Indefinite
Total non-amortized intangible assets	596,974	2,740	594,234

Total other intangible assets	$1,080,340	$129,386	$950,954

For the quarters ended June 30, 2004 and 2003, amortization expense relating to intangible assets was $11.7 million and $9.0 million, respectively. For the six months ended June 30, 2004 and 2003, amortization expense relating to intangible assets was $23.5 million and $18.1 million, respectively. The following table presents the Company’s estimated annual amortization expense for amortized intangible assets for each of the years ending December 31, 2004, 2005, 2006, 2007 and 2008 (amounts in thousands). These estimates were calculated based on the gross carrying value of amortized intangible assets as of June 30, 2004 using the applicable amortization period.

For year ending December 31, 2004	$47,028
For year ending December 31, 2005	43,648
For year ending December 31, 2006	37,102
For year ending December 31, 2007	32,412
For year ending December 31, 2008	28,945

8.              Pension Benefits

The Company maintains three non-contributory defined benefit pension plans. The Restated Employees’ Retirement Plan of Blue Cross of California (the “BCC Plan”) covers employees of a collective bargaining unit. The WellPoint Health Networks Inc. Pension Accumulation Plan (the “WellPoint Pension Plan”), which was established on January 1, 1987, covers all eligible employees (employees covered under a collective bargaining agreement participate if the terms of the collective bargaining agreement provides for such participation) meeting certain age and service requirements. In addition, with the completion of the acquisition of Cobalt, WellPoint became the sponsor of Cobalt’s UGS Pension Plan (“UGS Plan”). The UGS Plan provides retirement benefits to covered employees based primarily on compensation and years of service. Plan assets are invested primarily in pooled income funds. The Company’s policy is to fund its plans according to the requirements of the Employee Retirement Income Security Act of 1974, as amended, and applicable income tax regulations. The Company uses the projected unit credit method of cost determination. In October 2003, the Company amended the WellPoint Pension Plan effective January 1, 2004. Beginning January 1, 2004, employees who are of age 50 and over, with combined age and service totaling 65 or higher as of December 31, 2003, will continue to earn future contributions under the WellPoint Pension Plan based on eligible compensation. For other employees, the funds in their pension account earned through December 31, 2003 will continue to accrue interest. However, there will be no additional contributions based on the employee’s earnings after December 31, 2003. Once the employee becomes vested (after five years of service), the employee will be eligible to receive a benefit from the WellPoint Pension Plan at retirement or termination based on his or her account balance as of December 31, 2003 plus accrued interest. Employees hired after December 31, 2003 will not be eligible to participate in the WellPoint Pension Plan.

Estimated net periodic pension expense for the Company’s defined benefit pension plans included the following components:

	Quarter Ended June 30,
(In thousands)	2004	2003

Service cost—benefits earned	$1,809	$4,888
Interest cost on projected benefits obligations	7,732	4,910
Expected return on plan assets	(8,411)	(4,902)
Amortization of prior service cost	29	24
Recognized net actuarial loss	2,308	2,206
Curtailment charge	—	310
Net periodic pension expense	$3,467	$7,436

	Six Months Ended June 30,
(In thousands)	2004	2003

Service cost—benefits earned	$3,702	$9,776
Interest cost on projected benefits obligations	13,414	9,820
Expected return on plan assets	(15,373)	(9,804)
Amortization of prior service cost	48	48
Recognized net actuarial loss	4,005	4,412
Curtailment charge	—	620
Net periodic pension expense	$5,796	$14,872

Based on the funded status of all of WellPoint’s pension plans, during 2004 the Company expects to contribute approximately $14.0 million and $0.6 million to the WellPoint Pension Plan and BCC Plan, respectively. No contributions are projected to be made for the UGS Plan during 2004. During the six months ended June 30, 2004, $5.1 million in contributions were made to WellPoint’s pension plans.

9.              Long-Term Debt

The carrying amount of the Company’s long-term indebtedness consisted of the following:

(In thousands)	June 30, 2004	December 31, 2003

6 3/8% Notes due 2006	$454,191	$459,366
6 3/8% Notes due 2012	349,103	349,068
Commercial paper program	—	429,833
Total long-term debt	$803,294	$1,238,267

6 3/8% Notes due 2012

On January 16, 2002, the Company issued $350.0 million aggregate principal amount at maturity of 6 3/8% Notes due January 15, 2012 (the “2012 Notes”). The net proceeds of this offering totaled approximately $348.9 million. The 2012 Notes bear interest at a rate of 6 3/8% per annum, payable semi-annually in arrears on January 15 and July 15 of each year commencing July 15, 2002. Interest is computed on the basis of a 360-day year of twelve 30-day months. At June 30, 2004 and December 31, 2003, the Company had $349.1 million, (based upon the principal amount of $350.0 million less unamortized discount) of 2012 Notes outstanding. The related interest expense and amortization of discount and issue costs for each of the quarters ended June 30, 2004 and 2003 totaled $5.7 million. The related interest expense and amortization of discount and issue costs for each of the six months ended June 30, 2004 and 2003 totaled $11.4 million.

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

6 3/8% Notes due 2006

On June 15, 2001, the Company issued $450.0 million aggregate principal amount at maturity of 6 3/8% Notes due June 15, 2006 (the “2006 Notes”). The net proceeds of this offering totaled approximately $449.0 million. The net proceeds from the sale of the 2006 Notes were used for repayment of indebtedness under the Company’s revolving credit facilities. The 2006 Notes bear interest at a rate of 6 3/8% per annum, payable semi-annually in arrears on June 15 and December 15 of each year commencing December 15, 2001. Interest is computed on the basis of a 360-day year of twelve 30-day months. At June 30, 2004 and December 31, 2003, the Company had $449.6 million and $449.5 million, respectively, (based upon the principal amount of $450.0 million less unamortized discount) of 2006 Notes outstanding. The related interest expense and amortization of discount and issue costs for each of the quarters ended June 30, 2004 and 2003 was $7.5 million. The related interest expense and amortization of discount and issue costs for each of the six months ended June 30, 2004 and 2003 was $14.9 million.

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

With the intention of reducing the interest expense associated with the 2006 Notes, the Company, on January 15, 2002, entered into a $200.0 million notional amount interest rate swap agreement. The swap agreement is a contract to exchange a fixed 6 3/8% rate for a floating rate based on the London InterBank Offered Rate (“LIBOR”). In anticipation of the completion of the pending merger with Anthem, Inc. (“Anthem”), in June 2004 the Company terminated this interest rate swap agreement and received proceeds of $4.6 million. No gain was recognized under this transaction since the accounting adjustment to the carrying amount of the 2006 Notes of $4.6 million is treated as a premium and will be amortized as a reduction to interest expense over the remaining life of the 2006 Notes (through June 15, 2006). Prior to the termination of the interest rate swap agreement, the Company recognized settlement income of $1.0 million and $2.0 million, respectively, for the quarters ended June 30, 2004 and 2003, which offset the Company’s interest expense for these periods. For the six months ended June 30, 2004 and 2003, the Company recognized settlement income of $2.9 million and $3.9 million, respectively, from this interest rate swap agreement (see Note 10).

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

Revolving Credit Facility

Effective as of March 30, 2001, the Company entered into two unsecured revolving credit facilities allowing aggregate indebtedness of $1.0 billion in principal amount. Borrowings under these facilities (which are generally referred to collectively as the Company’s “revolving credit facility”) bear interest at rates determined by reference to the bank’s base rate or LIBOR plus a margin determined by reference to the then-current rating of the Company’s unsecured long-term debt by specified rating agencies. A facility fee based on the facility amount, regardless of utilization, is payable quarterly. The facility fee rate is also determined by the senior unsecured long-term debt ratings by specified rating agencies. One facility, which provides for borrowings not to exceed $750.0 million at any time outstanding, expires on March 30, 2006, although it may be extended for up to two additional one-

year periods under certain circumstances. The other facility, which provides for borrowings not to exceed $250.0 million at any time outstanding, expires on March 25, 2005. Any amount outstanding under this facility as of March 25, 2005 may be converted into a one-year term loan at the option of the Company and will bear interest at rates determined by reference to the bank’s base rate or LIBOR plus a margin determined by reference to the then-current rating of the Company’s unsecured long-term debt by specified rating agencies, plus 0.125% until paid in full.

Loans under the $250.0 million facility are made on a committed basis. Loans under the $750.0 million facility are made on a committed basis or pursuant to an auction bid process. The $750.0 million facility also contains sublimits for letters of credit and “swingline” loans. Each credit agreement requires the Company to maintain certain financial ratios and contains restrictive covenants, including restrictions on the incurrence of additional indebtedness and the granting of certain liens, limitations on acquisitions and investments and limitations on changes in control. As of June 30, 2004 and December 31, 2003, the Company had no amounts outstanding under the revolving credit facility.

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

As of December 31, 2003, outstanding commercial paper totaled approximately $429.8 million. The average maturity for the commercial paper was 43 days as of December 31, 2003. The weighted average yield on the outstanding commercial paper as of December 31, 2003 was 1.25%. The Company’s intent was to maintain commercial paper borrowings of at least the amount outstanding at December 31, 2003 for more than one year. Statement of Financial Accounting Standards No. 6, “Classification of Short-Term Obligations Expected to Be Refinanced” (“SFAS No. 6”) provides that a company may classify a short-term obligation as a long-term liability if the company intends to refinance the short-term obligation on a long-term basis and if the company has the ability to consummate such refinancing on a long-term basis.  SFAS No. 6 states that refinancing a short-term obligation on a long-term basis means either replacing it with a long-term obligation or replacing it with short-term obligations for an uninterrupted period extending beyond one year from the date of a company’s balance sheet.  SFAS No. 6 further states that the company’s ability to consummate a refinancing is demonstrated where (i) the company has entered into a financing agreement that does not expire within the year following the applicable balance sheet date, (ii) the financing agreement is not cancelable (and the obligations incurred thereunder are not callable) during such period except as a result of noncompliance, (iii) there is no violation of the financing agreement on the applicable balance sheet date or prior to issuance of such balance sheet, and (iv) the company expects the financing parties to be financially capable of honoring the agreement.

Management believes that the Company has met the SFAS No. 6 requirements for its commercial paper borrowings as of December 31, 2003 to be classified as a long-term liability because the Company’s practice and intent since the inception of the commercial paper program in April 2002 has been to replace the short-term commercial paper outstanding at expiration with additional short-term commercial paper for an uninterrupted period extending for more than one year or with borrowings under the Company’s credit facilities. Regarding the Company’s ability to consummate the refinancing, (i) the commercial paper and credit facility agreements will not expire prior to December 31, 2004, (ii) the commercial paper and credit facility agreements are not cancelable (and the obligations incurred thereunder are not callable) prior to December 31, 2004 unless the Company has defaulted, (iii) there was no violation under the commercial paper and credit facility agreements during the relevant period, and (iv) the financing entities under the commercial paper and credit facility agreements are institutions that must meet certain criteria selected by the Company and the Company expects all such financing entities to be financially capable of honoring their commitments under the commercial paper and credit facility agreements. Accordingly, for financial reporting purposes, the Company classified its outstanding commercial paper balance under non-current liabilities in the Company’s Consolidated Balance Sheet at December 31, 2003. The related interest expense for the quarters ended June 30, 2004 and 2003 was $1.0 million and $1.5 million, respectively. The related interest expense for the six months ended June 30, 2004 and 2003 was $2.3 million and $2.6 million, respectively.

The Company is currently subject to a pending merger with Anthem, Inc.  Under the merger agreement with Anthem, the Company is obligated to repurchase or otherwise retire any outstanding commercial paper prior to the closing of the merger.  In June 2004, in anticipation of the merger closing, the Company repaid the entire outstanding balance under the commercial paper program.

Debt Covenants

The Company’s revolving credit facility requires the maintenance of certain financial ratios and contains other restrictive covenants, including restrictions on the incurrence of additional indebtedness by subsidiaries and the granting of certain liens, limitations on acquisitions and investments and limitations on changes in control. As of June 30, 2004 and December 31, 2003, the Company was in compliance with the requirements in these agreements.

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

The Company uses interest rate swap agreements to manage interest rate exposures. The principal objective of such contracts is to minimize the risks and/or costs associated with financial and investing activities. The Company does not use derivative financial instruments for speculative purposes. The counterparties to these contractual arrangements are major financial institutions with which the Company also has other financial relationships. These counterparties expose the Company to credit loss in the event of non-performance. However, the Company does not anticipate non-performance by the other parties. As of December 31, 2003, the Company reported a derivative asset of $9.9 million on an interest rate swap agreement that the company designated as a fair value hedge on its 2006 Notes. In June 2004, the Company terminated this interest rate swap agreement and received proceeds of $4.6 million (see further discussion below). As of June 30, 2004, the Company was not party to any effective interest rate swap agreements.

Fair Value Hedges

With the intention of reducing the interest expense associated with the 2006 Notes, the Company, on January 15, 2002, entered into a $200.0 million notional amount interest rate swap agreement. The swap agreement is a contract to exchange a fixed 6 3/8% rate for a LIBOR-based floating rate. The swap agreement expires June 15, 2006. As discussed above, in anticipation of the completion of the pending merger with Anthem, in June 2004 the Company terminated this interest rate swap agreement and received proceeds of $4.6 million. No gain was recognized under this transaction since the accounting adjustment to the carrying amount of the 2006 Notes of $4.6 million is treated as a premium and will be amortized as a reduction to interest expense over the remaining life of the 2006 Notes (through June 15, 2006). Prior to the termination of the interest rate swap agreement, the Company recognized settlement income of $1.0 million and $2.0 million, respectively, for the quarters ended June 30, 2004 and 2003, which offset the Company’s interest expense for these periods. For the six months ended June 30, 2004 and 2003, the Company recognized settlement income of $2.9 million and $3.9 million, respectively.

Cash Flow Hedges

The Company has entered into interest rate swap agreements to reduce the impact of changes in interest rates on its floating rate debt under its revolving credit facility. The swap agreements were contracts to exchange variable-rate for fixed-rate interest payments without the exchange of the underlying notional amounts.

In September 2002, the Company terminated and settled its $150.0 million and $50.0 million notional amount interest rate swap agreements with original expiration dates of October 17, 2003 and October 17,

2006, respectively. At termination, the Company paid $17.6 million, of which $1.8 million was accrued interest and the remaining $15.8 million represented the fair value of the swap agreements at the time of termination. The fair value of the swap agreements was reflected in accumulated other comprehensive income and will be amortized as a reduction to investment income on a straight-line basis over the shorter of the original expiration dates of the interest rate swap agreements or the expected cash flows of the commercial paper program. The fair value of the $150.0 million and $50.0 million notional amount swap agreements, at termination, were $8.0 million and $7.8 million, respectively. Amortization of other comprehensive income related to the terminated swaps on a pre-tax basis for the quarters ended June 30, 2004 and 2003 totaled $0.5 million and $2.3 million, respectively, and $0.3 million and $1.4 million on an after-tax basis for the same periods, respectively. Amortization of other comprehensive income related to the terminated swaps on a pre-tax basis for the six months ended June 30, 2004 and 2003 totaled $1.0 million and $4.7 million, respectively, and $0.6 million and $2.8 million on an after-tax basis for the same periods, respectively.

For the year ended December 31, 2003, the fair value of the $150.0 million notional amount swap agreement in other comprehensive income was fully amortized. The unamortized pre-tax amount in other comprehensive income related to the $50.0 million notional amount swap agreement as of June 30, 2004 and December 31, 2003 totaled $4.4 million and $5.4 million, respectively.

11.       Earnings Per Share

The following is an illustration of the dilutive effect of the Company’s potential Common Stock on earnings per share. Outstanding stock options for which the exercise price was greater than the average market per share price of Common Stock were 75,000 and 410,000 for the quarters ended June 30, 2004 and 2003, respectively, and 1,114,000 and 523,000 for the six months ended June 30, 2004 and 2003, respectively. Since the effect of these options was antidilutive, they have been excluded from the computation of the diluted earnings per share below.

	Quarter Ended June 30,		Six Months Ended June 30,
(In thousands, except per share data)	2004	2003	2004	2003
Numerator
Net Income	$299,935	$224,469	$595,156	$417,522

Denominator
Weighted average shares outstanding	155,823	145,711	154,881	145,662
Net effect of dilutive stock options	5,340	4,506	5,399	4,035
Fully-diluted weighted average shares outstanding	161,163	150,217	160,280	149,697

Earnings Per Share	$1.92	$1.54	$3.84	$2.87
Earnings Per Share Assuming Full Dilution	$1.86	$1.49	$3.71	$2.79

12.       Comprehensive Income

The following summarizes comprehensive (loss) income reclassification adjustments for the six months ended June 30, 2004 and 2003:

	Six Months Ended June 30,
(In thousands)	2004	2003

Investment Securities:
Net holding (loss) gain on investment securities arising during the period, net of tax benefit (expense) of $29,680 and $(56,445)	$(50,553)	$83,505
Reclassification adjustment for realized gain on investment securities, net of tax expense of $6,682 and $2,751	10,024	4,233
Net (loss) gain recognized in other comprehensive income, net of tax benefit (expense) of $22,998 and $(59,196)	$(40,529)	$87,738

13.       Business Segment Information

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

The Company’s focus on regional concentration allows management to understand and meet customer needs while effectively managing the cost structure. The Company’s chief operating decision maker (Chief Executive Officer) reviews the results of operations on a regular basis and holds each Division President accountable for his or her segment’s operating results. These operating segments composing the Health Care segment provide a broad spectrum of network-based health plans, including PPOs, HMOs, POS plans, other hybrid plans and traditional indemnity plans, to large and small employers and individuals as well as other health care-related products, such as vision, preventive care, COBRA and flexible benefits account administration. The Specialty business is maintained as a separate segment providing an array of specialty products, including pharmacy benefits management, dental, life insurance, disability insurance, behavioral health, workers’ compensation insurance products and workers’ compensation managed care services. Amounts under the heading “Corporate and Other” include net investment income, general and administrative expense and interest expense not allocable to the reportable segments. Also included in Corporate and Other are the operating results from the Company’s captive general insurance agency and other non-core strategic businesses, which have not met the quantitative thresholds for an operating segment under SFAS No. 131.

The accounting policies of the segments are consistent with generally accepted accounting principles in the United States. The following tables present segment information for the Health Care and Specialty segments for the quarters and six months ended June 30, 2004 and 2003.

Intersegment revenues include internal pharmaceutical sales by the Company’s mail order pharmacy to the Health Care segment’s members, utilization review fees (primarily related to behavioral health services) and claims and rebate processing fees recognized by the Specialty segment for pharmacy benefit management services provided to the Health Care segment. For the quarter and six months ended June 30, 2004, pharmaceutical sales totaled $120.0 million and $232.0 million, respectively, and utilization review fees and claims and rebate processing fees totaled $23.7 million and $47.0 million, respectively. For the quarter and six months ended June 30, 2003, pharmaceutical sales totaled $105.7 million and $198.8 million, respectively, and utilization review fees and claims and rebate processing fees totaled $21.2 million and $42.8 million, respectively. All intersegment transactions are eliminated in consolidation under the caption “Corporate and Other.”

Quarter Ended June 30, 2004

(In thousands)	Health Care	Specialty	Corporate and Other	Consolidated
Premium revenue	$5,222,405	$185,579	$—	$5,407,984
Management services and other revenue	251,061	49,803	3,037	303,901
Total revenue from external customers	5,473,466	235,382	3,037	5,711,885
Intersegment revenues	—	143,727	(143,727)	—

Segment net income (loss)	$256,472	$43,883	$(420)	$299,935

Quarter Ended June 30, 2003

(In thousands)	Health Care	Specialty	Corporate and Other	Consolidated
Premium revenue	$4,519,126	$135,728	$—	$4,654,854
Management services and other revenue	186,551	34,253	662	221,466
Total revenue from external customers	4,705,677	169,981	662	4,876,320
Intersegment revenues	—	126,858	(126,858)	—

Segment net income (loss)	$198,074	$33,312	$(6,917)	$224,469

Six Months Ended June 30, 2004

(In thousands)	Health Care	Specialty	Corporate and Other	Consolidated
Premium revenue	$10,295,136	$369,151	$—	$10,664,287
Management services and other revenue	505,974	98,696	5,407	610,077
Total revenue from external customers	10,801,110	467,847	5,407	11,274,364
Intersegment revenues	—	279,048	(279,048)	—

Segment net income	$510,817	$78,883	$5,456	$595,156

Six Months Ended June 30, 2003

(In thousands)	Health Care	Specialty	Corporate and Other	Consolidated
Premium revenue	$8,936,591	$266,568	$—	$9,203,159
Management services and other revenue	375,085	71,220	1,332	447,637
Total revenue from external customers	9,311,676	337,788	1,332	9,650,796
Intersegment revenues	—	241,525	(241,525)	—

Segment net income (loss)	$371,114	$65,020	$(18,612)	$417,522

14. Related Party Transactions

In December 2000, the Company formed the WellPoint Foundation (the “Foundation”), a non-profit organization exempt from federal taxation under Section 501(c)(3) of the Internal Revenue Code.  The purpose of the Foundation is to improve the health and well-being of individuals in the communities served by the Company and its subsidiaries. The Foundation’s Board of Directors is composed solely of persons who are also officers of the Company. No commitments and contributions were made to the Foundation during the quarter ended June 30, 2004. For the six months ended June 30, 2004, the Company committed and contributed $15.0 million to the Foundation.  For the quarter and six months ended June 30, 2003, the Company committed and contributed $10.0 million and $20.0 million, respectively, to the Foundation. As of June 30, 2004 and December 31, 2003, the Company did not have any outstanding commitments payable to the Foundation. The Company currently has no legal obligations for any future commitments to the Foundation.

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

In May 2000, the California Medical Association filed a lawsuit in U.S. district court in San Francisco against BCC. The lawsuit alleges that BCC violated the Racketeer Influenced and Corrupt Organizations Act (“RICO”) through various misrepresentations to and inappropriate actions against health care providers. In late 1999, a number of class-action lawsuits were brought against several of the Company’s competitors alleging, among other things, various misrepresentations regarding their health plans and breaches of fiduciary obligations to health plan members. In August 2000, the Company was added as a party to Shane v. Humana, et al., a class-action lawsuit brought on behalf of health care providers nationwide. In addition to the RICO claims brought in the California Medical Association lawsuit, this lawsuit also alleges violations of ERISA, federal and state “prompt pay” regulations and certain common law claims. In October 2000, the federal Judicial Panel on Multidistrict Litigation issued an order consolidating the California Medical Association lawsuit, the Shane lawsuit and various other pending managed care class-action lawsuits against other companies before District Court Judge Federico Moreno in the Southern District of Florida for purposes of the pretrial proceedings. In March 2001, Judge Moreno dismissed the plaintiffs’ claims based on violation of RICO, although the dismissal was made without prejudice to the plaintiffs’ ability to subsequently refile their claims. Judge Moreno also dismissed, with prejudice, the plaintiffs’ federal prompt pay law claims. On March 26, 2001, the plaintiffs filed an amended complaint in its lawsuit, alleging, among other things, revised RICO claims and violations of California law. On May 3, 2001, the defendants filed a motion to dismiss this amended complaint. On May 9, 2001, Judge Moreno issued an order requiring that all discovery in the litigation be completed by December 2001, with the exception of discovery related to expert witnesses, which was to be completed by March 15, 2002. In June 2001, the federal Court of Appeals for the 11th Circuit issued a stay of Judge Moreno’s discovery order, pending a hearing before the Court of Appeals on the Company’s appeal of its motion to compel arbitration (which had earlier been granted in part and denied in part by Judge Moreno). The hearing was held in January 2002 and, in March 2002, the Court of Appeals panel issued an opinion affirming Judge Moreno’s earlier action with respect to the motion to compel arbitration. The Company filed a motion requesting a rehearing of the matter before the entire 11th Circuit Court of Appeals, which motion was denied by the 11th Circuit Court of Appeals in June 2002. On July 29, 2002, Judge Moreno issued an order providing that discovery in the case would be allowed to re-commence on September 30, 2002. On September 26, 2002, Judge Moreno issued an additional order certifying a nationwide class of physicians in the Shane matter, setting a trial date in May 2003 and ordering the parties to participate in non-binding mediation. In October 2002, the defendants, among other things, moved to compel arbitration of most claims (which motion was granted in part in September 2003). In October 2002, the Company also filed a motion with the 11th Circuit Court of Appeals seeking to appeal Judge Moreno’s class-certification order. The motion was granted. The 11th Circuit heard oral argument on September 11, 2003 on the Company’s appeal. A mediator has been appointed by Judge Moreno and the parties are currently conducting court-ordered mediation. On April 30, 2004, Judge Moreno set a new trial date in March 2005 and extended the deadline for expert discovery to September 29, 2004, which may be further extended.

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

In May 2003, a lawsuit entitled Thomas, et al. v. Blue Cross and Blue Shield Association, et al. was filed in the U.S. District Court in the Southern District of Florida. The attorneys representing the plaintiffs in the lawsuit are primarily the attorneys representing the plaintiffs in the Shane litigation described above. The defendants in Thomas are the Company’s Blue Cross and Blue Shield-licensed subsidiaries, the BCBSA and all of the other current Blue Cross and Blue Shield licensees. The lawsuit alleges that each of the defendants engaged in similar activities and conduct as that alleged in the Shane litigation. The case has been assigned to Judge Moreno. The defendants have moved to compel arbitration and to dismiss the complaint. Class-certification discovery has been initiated and is on-going. The deadline for class-certification discovery is December 31, 2004.

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

In October 2003, a lawsuit entitled Solomon, et al. v. Cigna, et al. was filed in the U.S. District Court in the Southern District in Florida. The Company is a named defendant in this lawsuit. This lawsuit is also a putative class action brought on behalf of chiropractors, podiatrists and certain other types of health care practitioners nationwide. This lawsuit also alleges that the defendants engaged in similar activities and conduct as that alleged in the Shane litigation. On December 15, 2003, this lawsuit was transferred to Judge Moreno, and the case was consolidated with the Knecht lawsuit for pre-trial purposes. Both of these cases are currently stayed. In December 2003, the plaintiffs in Solomon, et al. v. Cigna, et al. filed a similar lawsuit against the Company, the Company’s Blue Cross and Blue Shield-licensed subsidiaries, the BCBSA and all of the other current Blue Cross and Blue Shield licensees. The lawsuit is entitled Solomon, et al. v. Blue Cross and Blue Shield Association, et al. and was filed in the U.S. District Court in the Southern District in Florida. On January 7, 2004, this lawsuit was transferred to Judge Moreno.  On March 9, 2004, Judge Moreno issued an order restoring this case to the active docket and placing it on a coordinated track with the Thomas lawsuit.

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

A stockholder class action lawsuit was filed in the Superior Court of Ventura County, California on October 28, 2003 against the Company and its board of directors. The lawsuit, which is entitled Abrams v. WellPoint Health Networks Inc., et al., alleges that the Company’s directors breached their fiduciary duties to stockholders by approving an Agreement and Plan of Merger with Anthem while in possession of non-public information regarding the Company’s financial results for the third quarter of 2003. The lawsuit seeks to enjoin the Company from consummating the merger with Anthem, unless the Company adopts and implements a process for obtaining the highest possible price for stockholders, and to rescind any terms of the Agreement and Plan of Merger that have already been implemented.  On May 7, 2004, WellPoint and the plaintiff signed a memorandum of understanding regarding a potential settlement of the action.  The potential settlement contemplated by the memorandum of understanding involves WellPoint agreeing to provide certain additional disclosures on several matters in the joint proxy statement/prospectus sent to WellPoint’s stockholders beyond those contained in the preliminary proxy statement/prospectus.  The settlement would also provide for the payment by WellPoint of $2.25 million to the plaintiff’s counsel for fees and costs (subject to court approval).  No part of the settlement costs will be paid by the WellPoint directors individually.  The settlement would not involve any admissions of breaches of fiduciary duty or other wrongdoing by WellPoint or any of its directors.  The settlement and payment of the plaintiff’s counsel fees would be conditioned upon, among other things, completion of the merger.  Any final settlement agreement signed by the parties must be approved by the Superior Court judge assigned to the matter.  While WellPoint expects to diligently negotiate the terms of a final settlement agreement, there can be no assurances that a settlement agreement will be signed.

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

In connection with the formation in 2000 of a joint venture providing Medicaid services in Puerto Rico, the Company agreed under certain circumstances to provide additional funds to the joint-venture entity. The Company agreed that it would make a capital contribution to the joint venture of up to 80% of any amount necessary to increase the entity’s capital to meet minimum regulatory capital requirements if (i) applicable law or regulation requires an increase in the entity’s capital and the entity does not then have capital sufficient to meet the increased requirement or (ii) the entity’s medical care ratio is 100% or greater during any 180-day period and the entity does not then meet statutory capital requirements under the Puerto Rico Insurance Code. The amount of this guarantee will not exceed 80% of the amount necessary to provide the entity with a 12 to 1 premium-to-capital ratio. As of June 30, 2004, the Company’s maximum potential liability pursuant to this guarantee was $26.9 million. Since the formation of the joint venture in 2000, the Company has not been required to make any payments under this guarantee and the Company does not currently expect that any such payments will be made.

As partial consideration for the Company’s acquisition of Health Core (see Note 6), the Company agreed to make contingent payments of up to $5.5 million based on Health Core achieving certain financial performance targets during 2005, 2006 and 2007.

On June 9, 2004, the Company agreed to pay up to $2 million per year for up to four years to a laboratory service provider if certain of the Company’s subsidiaries enter into contracts to obtain services from such provider and the volume of laboratory service expenditures under those contracts for the years 2005, 2006, 2007 and 2008 do not exceed specified targets.

In connection with an investment in July 2004 in a joint venture to develop and operate a well-being center in California, the Company may be required to make an additional capital contribution of up to $18 million during the first three years that the well-being center is in operation if cash flows and occupancy rates do not exceed specified targets.  It is currently anticipated that construction of the California well-being center will be completed in December 2005.

On July 15, 2004, the Company agreed to guarantee up to $37 million of debt incurred by an unaffiliated entity to partially finance the purchase of a hospital.  The maximum amount of the guaranty may be reduced after September 30, 2006 as determined by reference to the leverage ratio (as defined in the guaranty) of the unaffiliated entity.  The guaranty also provides for full payment of all obligations under the guaranty to become immediately due and payable under specified circumstances, including (i) upon the failure by the unaffiliated entity or the Company to cure any payment default under the subject loan to the unaffiliated entity within 10 days after written notice to the unaffiliated entity and the Company and (ii) upon 10 days after written notice to the Company that the unaffiliated entity has become subject to a bankruptcy or insolvency proceeding.  In connection with the guaranty, the unaffiliated entity and the Company entered into a reimbursement agreement pursuant to which the unaffiliated entity agreed to reimburse the Company upon demand for any amounts paid by the Company under the guaranty.  The obligations of the unaffiliated entity under the reimbursement agreement are secured by a second lien on certain real estate collateral.  In addition, the parent company of the unaffiliated entity has provided a guaranty in favor of the Company guaranteeing the obligations of the unaffiliated entity under the reimbursement agreement.

16. Pending Merger With Anthem

On October 26, 2003, WellPoint entered into a merger agreement with Anthem, Inc. (“Anthem”). The consideration to be received by the stockholders of WellPoint will be composed of $23.80 in cash and one share of Anthem common stock per share of WellPoint Common Stock. Based on the closing price of Anthem’s common stock on October 24, 2003, the transaction was valued at approximately $16.4 billion. Upon completion of this transaction, WellPoint will merge into a wholly owned subsidiary of Anthem and Anthem will change its name to WellPoint, Inc. Anthem, a publicly traded company, is an independent licensee of the Blue Cross and Blue Shield Association and holds the exclusive right to use the Blue Cross and Blue Shield names and marks in the states of Indiana, Kentucky, Ohio, Connecticut, New Hampshire, Colorado, Nevada, Maine and Virginia, excluding the immediate suburbs of Washington D.C. As of June 30, 2004, Anthem provided health care benefits to more than 12.6 million medical members, which includes BlueCard “host” members. Headquartered in Indianapolis, Indiana, Anthem, along with its subsidiaries, offers a diverse portfolio of complementary health and group life insurance, managed care products, pharmacy benefit management and government health program administration. The transaction is subject to customary closing conditions, including, among other things, approval of WellPoint’s and Anthem’s shareholders and various regulatory agencies. At separate meetings held on June 28, 2004, the Company’s and Anthem’s stockholders approved the transaction.  On July 23, 2004, the California Department of Insurance (the “DOI”) announced that it was disapproving Anthem’s application (known as a “Form A”) to acquire control of the Company’s subsidiary, BC Life & Health Insurance Company, in connection with the transaction.  The DOI’s approval was the final regulatory approval necessary to complete the merger.  On August 3, 2004, Anthem filed a petition for writ of mandate in the Superior Court of Los Angeles County, California, challenging the DOI’s denial and asking the court to overturn the DOI’s decision.  There can be no assurances regarding the outcome of this lawsuit. It is not currently known when the transaction will close or if the parties will obtain all approvals necessary to complete the merger.

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors of

WellPoint Health Networks Inc.

We have reviewed the accompanying consolidated balance sheet of WellPoint Health Networks Inc. and its subsidiaries as of June 30, 2004, and the related consolidated income statements for each of the three-month and six-month periods ended June 30, 2004 and 2003, and the related consolidated statement of changes in stockholders’ equity for the six-month period ended June 30, 2004 and the consolidated statements of cash flows for the six-month periods ended June 30, 2004 and 2003.  These interim financial statements are the responsibility of the Company’s management.

We conducted our review in accordance with the standards of the Public Company Accounting Oversight Board (United States).  A review of interim financial information consists principally of applying analytical procedures and making inquiries of persons responsible for financial and accounting matters.  It is substantially less in scope than an audit conducted in accordance with the standards of the Public Company Accounting Oversight Board, the objective of which is the expression of an opinion regarding the financial statements taken as a whole.  Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the accompanying consolidated interim financial statements for them to be in conformity with accounting principles generally accepted in the United States of America.

We previously audited in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet as of December 31, 2003, and the related consolidated income statement and consolidated changes in stockholders’ equity, and of cash flows for the year then ended (not presented herein), and in our report dated January 27, 2004 we expressed an unqualified opinion on those consolidated financial statements.  Our report included an explanatory paragraph, that effective January 1, 2002, the Company adopted Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets.  Accordingly, the Company ceased amortizing goodwill and indefinite-lived intangible assets as of January 1, 2002.  Additionally, effective January 1, 2003, the Company adopted Statement of Financial Accounting Standards No. 145, Rescission of FASB No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections.  Accordingly, the Company reclassified an extraordinary loss related to the extinguishment of debt to interest expense for the year ended December 31, 2002.  In our opinion, the information set forth in the accompanying consolidated balance sheet information as of December 31, 2003 is fairly stated in all material respects in relation to the consolidated balance sheet from which it has been derived.

/s/ PricewaterhouseCoopers LLP

PricewaterhouseCoopers LLP
Los Angeles, California
July 23, 2004, except Note 16 as to which the date is August 3, 2004

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

General

The Company is one of the nation’s largest publicly traded managed health care companies. As of June 30, 2004, WellPoint had approximately 15.5 million medical members (including approximately 1.3 million BlueCard “host” members) and approximately 46.2 million specialty members. Through its subsidiaries, the Company offers a broad spectrum of network-based managed care plans to the large and small employer, individual, Medicaid and senior markets. The Company’s managed care plans include PPOs, HMOs, POS plans, other hybrid plans and traditional indemnity plans. In addition, the Company offers managed care services, including underwriting, actuarial services, network access, medical management and claims processing. The Company also provides a broad array of specialty and other products and services, including pharmacy benefits management, dental, vision, life insurance, preventive care, disability insurance, behavioral health, COBRA and flexible benefits account administration. With its recent acquisition of Cobalt Corporation (“Cobalt”), the Company now also offers workers’ compensation insurance products and is currently the largest Medicare Part A fiscal intermediary in the nation, processing claims for providers in all 50 states. The Company markets its products in California primarily under the name Blue Cross of California, in Georgia primarily under the name Blue Cross Blue Shield of Georgia, in most parts of Missouri (except Kansas City and surrounding counties) primarily under the name Blue Cross Blue Shield of Missouri, in Wisconsin primarily under the names Blue Cross Blue Shield of Wisconsin and CompcareBlue and in various parts of the country under the names UNICARE and HealthLink.

Acquisition of Cobalt

On September 24, 2003, the Company completed its acquisition of Cobalt (see Note 6 to the Consolidated Financial Statements). At closing, the acquisition was valued at approximately $884.9 million, which was paid with $439.6 million in cash and approximately 7.3 million shares of WellPoint Common Stock, of which approximately 2.1 million shares were issued to affiliates of WellPoint. As of September 30, 2003, Cobalt served approximately 675,000 medical members and offered a diverse portfolio of complementary insurance, managed care products and administrative services to employer, individual, insurer and government customers. The Cobalt merger was effective as of September 30, 2003 for accounting purposes.

Acquisition of Golden West

On June 30, 2003, the Company completed its acquisition of Golden West (see Note 6 to the Consolidated Financial Statements), which served over 275,000 dental and vision members, primarily in California, at the time of acquisition.

Pending Merger With Anthem

On October 26, 2003, WellPoint entered into a merger agreement with Anthem, Inc. (“Anthem”). The consideration to be received by the stockholders of WellPoint will be composed of $23.80 in cash and one share of Anthem common stock per share of WellPoint Common Stock. Based on the closing price of Anthem’s common stock on October 24, 2003, the transaction was valued at approximately $16.4 billion. Upon completion of this transaction, WellPoint will merge into a wholly owned subsidiary of Anthem and Anthem will change its name to WellPoint, Inc. Anthem, a publicly traded company, is an independent licensee of the Blue Cross and Blue Shield Association and holds the exclusive right to use the Blue Cross and Blue Shield names and marks in the states of Indiana, Kentucky, Ohio, Connecticut, New Hampshire, Colorado, Nevada, Maine and Virginia, excluding the immediate suburbs of Washington D.C. As of June 30, 2004, Anthem provided health care benefits to more than 12.6 million medical members, which includes BlueCard “host” members. Headquartered in Indianapolis, Indiana, Anthem, along with its subsidiaries, offers a diverse portfolio of complementary health and group life insurance, managed care products, pharmacy benefit management and government health program administration.

The transaction is subject to customary closing conditions, including, among other things, approval of WellPoint’s and Anthem’s shareholders, various regulatory agencies and the Blue Cross and Blue Shield Association.

In connection with obtaining the approval of WellPoint’s and Anthem’s stockholders for the proposed merger, Anthem filed a final registration statement, including a definitive joint proxy statement/prospectus constituting a part thereof on May 11, 2004. At separate meetings held on June 28, 2004, the Company’s and Anthem’s stockholders approved the transaction.

WellPoint and Anthem have made appropriate filings and applications with insurance and HMO regulators in California, Delaware, Georgia, Illinois, Missouri, Oklahoma, Puerto Rico, Texas, Virginia, West Virginia and Wisconsin. Pursuant to applicable insurance and HMO laws and regulations, and before the merger may be consummated, the insurance commissioner and, where applicable, HMO regulator, must review and approve the acquisition of control of the insurance company or HMO subsidiary domiciled in its respective jurisdiction. In addition to the filings with and approvals from the domiciliary insurance and HMO regulators, pre-acquisition notifications of the merger under state insurance antitrust laws and regulations will be required in certain states in which insurance company or HMO subsidiaries of both WellPoint and Anthem operate. On July 23, 2004, the California Department of Insurance (the “DOI”) announced that it was disapproving Anthem’s application (known as a “Form A”) to acquire control of the Company’s subsidiary, BC Life & Health Insurance Company, in connection with the transaction.  The DOI’s approval was the final regulatory approval necessary to complete the merger.  On August 3, 2004, Anthem filed a petition for writ of mandate in the Superior Court of Los Angeles County, California, challenging the DOI’s denial and asking the court to overturn the DOI’s decision.  There can be no assurances regarding the outcome of this lawsuit.

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

Either WellPoint or Anthem may terminate the merger agreement, even after the requisite shareholder approvals have been received, if the merger has not been completed by November 30, 2004, and either of them may also terminate the merger agreement in certain other circumstances specified in the merger agreement. It is not currently known when the transation will close or if the parties will obtain all approvals necessary to complete the merger.

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

The Company’s consolidated results of operations for the quarter ended June 30, 2004 include its acquired operations of Cobalt for the entire three months, while operating results for the quarter ended June 30, 2003 do not include any acquired operations of Cobalt. On September 24, 2003, the Company completed its acquisition of Cobalt. The Cobalt merger was effective as of September 30, 2003 for accounting purposes.

The following table sets forth selected operating ratios.  The medical care ratio for health care services and other benefits is shown as a percentage of premium revenue.  All other ratios are shown as a percentage of premium revenue and management services and other revenue combined.

	Quarter Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Operating Revenues:
Premium revenue	94.7%	95.5%	94.6%	95.4%
Management services and other revenue	5.3%	4.5%	5.4%	4.6%
	100.0%	100.0%	100.0%	100.0%
Operating Expenses:
Health care services and other benefits (medical care ratio)	80.7%	81.0%	80.2%	81.4%
Selling expense	3.9%	4.1%	3.9%	4.1%
General and administrative expense	11.7%	11.9%	12.4%	12.1%

Membership

The following table sets forth membership data and the percent change in membership:

Medical Membership (a)(b)(c)(d)

	June 30,		Percent
	2004	2003 (e)	Change
California
Large Group	4,785,737	4,788,890	-0.1%
Individual and Small Group	1,658,805	1,626,412	2.0%
Senior	244,132	248,127	-1.6%
Total California	6,688,674	6,663,429	0.4%
Georgia
Large Group	1,658,383	1,642,594	1.0%
Individual and Small Group	520,578	466,909	11.5%
Senior	55,220	69,154	-20.1%
Total Georgia	2,234,181	2,178,657	2.5%

Central Region (f)
Missouri
Large Group	1,177,699	1,259,211	-6.5%
Individual and Small Group	242,395	240,480	0.8%
Senior	40,370	41,239	-2.1%
Total Missouri	1,460,464	1,540,930	-5.2%
Illinois
Large Group	575,904	596,577	-3.5%
Individual and Small Group	134,261	115,330	16.4%
Senior	13,162	12,401	6.1%
Total Illinois	723,327	724,308	-0.1%
Texas
Large Group	266,537	287,875	-7.4%
Individual and Small Group	210,503	194,829	8.0%
Senior	9,288	2,710	N/A
Total Texas	486,328	485,414	0.2%
Other States
Large Group	1,894,992	1,632,267	16.1%
Individual and Small Group	107,156	100,653	6.5%
Senior	34,638	26,056	32.9%
Total Other States	2,036,786	1,758,976	15.8%
Wisconsin
Large Group	409,412	24,998	N/A
Individual and Small Group	106,612	925	N/A
Senior	53,035	161	N/A
Total Wisconsin	569,059	26,084	N/A
Total Medical Members Excluding BlueCard Host Members (g)	14,198,819	13,377,798	6.1%
Total BlueCard Host Members (h)	1,269,000	743,897	70.6%
Total Medical Members	15,467,819	14,121,695	9.5%

	June 30,		Percent
	2004	2003 (e)	Change
ASO Membership (i)
California	1,621,626	1,581,804	2.5%
Georgia	867,091	860,378	0.8%
Central Region (f)	2,785,785	2,623,083	6.2%
Wisconsin	181,635	17,073	N/A
BlueCard Host Members	1,269,000	743,897	70.6%
Total ASO Membership	6,725,137	5,826,235	15.4%

Risk Membership
California	5,067,048	5,081,625	-0.3%
Georgia	1,367,090	1,318,279	3.7%
Central Region	1,921,120	1,886,545	1.8%
Wisconsin	387,424	9,011	N/A
Total Risk Membership	8,742,682	8,295,460	5.4%
Total Medical Membership	15,467,819	14,121,695	9.5%

State-Sponsored Programs (j)

	June 30,		Percent
	2004	2003	Change
Medi-Cal/Medicaid
California	837,210	836,788	0.1%
Virginia	53,355	44,187	20.7%
Puerto Rico	255,424	269,918	-5.4%
Other	60,616	98,008	-38.2%
Total	1,206,605	1,248,901	-3.4%
Healthy Families	267,443	271,316	-1.4%
MRMIP / AIM / IHRP	14,237	18,396	-22.6%
California Kids	11,880	20,122	-41.0%
Total	1,500,165	1,558,735	-3.8%

(a)          Membership numbers are approximate and include some estimates based upon the number of contracts at the relevant date and an actuarial estimate of the number of members represented by the contract.

(b)         Classification between states for employer groups is determined by the zip code of the subscriber.

(c)          Medical membership includes management services and network services members, which are primarily included in Large Group for each state.

(d)         Senior membership includes members covered under both Medicare risk and Medicare supplement products.

(e)          Membership numbers as of June 30, 2003 have been reclassified to reflect the zip code of the subscriber of HealthLink’s commercial insurer accounts. These members were previously included in the commercial insurers’ state of domicile. As of June 30, 2003, Missouri and Illinois members would have been higher by 14,079 and 25,631, respectively, while Georgia, Texas and Other States would have been lower by 514, 5,870 and 33,326, respectively.

(f)            Central Region - Large Group membership includes network access services members, primarily from HealthLink, of 1,286,972 and 1,385,823 as of June 30, 2004 and June 30, 2003, respectively. As of December 31, 2003, the Company revised its methodology of calculating the number of medical members represented by each subscriber contract within the Company’s rental networks and a Missouri joint venture. The weighted average factor changed from approximately 2.4 members to 2.1 members per subscriber. The impact of this change as of each quarter end during the year ended December 31, 2003 is to reduce membership as follows:

As of	Illinois	Missouri	Other States	Total

March 31, 2003	35,999	111,008	15,314	162,321
June 30, 2003	35,083	108,097	14,925	158,105
September 30, 2003	34,990	104,614	14,885	154,489
December 31, 2003	34,377	103,013	14,624	152,014

Membership data as of June 30, 2003 shown in the Medical Membership table have not been revised to reflect this change in methodology.

(g)         Total medical members as of June 30, 2004 include 662,705 medical members from the Cobalt acquisition.

(h)         The Company has revised its medical membership counting methodology to include estimated “host” members using the national BlueCard program. Host members are generally members who reside in a state in which a WellPoint subsidiary is the Blue Cross and/or Blue Shield licensee and who are covered under an employer-sponsored health plan issued by a non-WellPoint controlled Blue Cross and/or Blue Shield licensee. Host members are computed using, among other things, an estimate of the average number of BlueCard claims received per member per month. Total BlueCard host members as of each quarter end during the year ended December 31, 2003 were as follows:

As of	BlueCard Host Members

March 31, 2003	748,490
June 30, 2003	743,897
September 30, 2003	1,009,900
December 31, 2003	1,002,113

Membership data shown in the Medical Membership table reflect this change in methodology.

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

Specialty Membership

	June 30,		Percent
	2004 (A)	2003	Change
Pharmacy Benefits Management	31,521,156	35,980,533	-12.4%
Dental	3,243,208	2,880,224	12.6%
Life	3,056,673	2,810,903	8.7%
Disability	565,135	499,970	13.0%
Behavioral Health (B)	7,832,916	7,262,131	7.9%
Total	46,219,088	49,433,761	-6.5%

(A)      Specialty membership as of June 30, 2004 includes 639,229 specialty members from the Cobalt acquisition.

(B)        Effective as of January 1, 2004, the Company began including HealthLink members who receive certain behavioral health services in its behavioral health membership. As of June 30, 2004, the Company had approximately 529,000 such members.

Comparison of Results of Operations for the Quarter Ended June 30, 2004 to the Quarter Ended June 30, 2003

The Company maintains the following two reportable segments: Health Care and Specialty. (See Note 13 to the Consolidated Financial Statements for further discussion.) The Health Care segment provides a broad spectrum of network-based health plans, including PPOs, HMOs, POS plans, other hybrid plans and traditional indemnity plans, to large and small employers and individuals as well as other health care-related products, such as vision, preventive care, COBRA and flexible benefits account administration. The Specialty business is maintained as a separate segment providing an array of specialty products, including pharmacy benefits management, dental, life insurance, disability insurance, behavioral health, workers’ compensation insurance products and workers’ compensation managed care services.

The operating results for the quarter ended June 30, 2004 compared to the quarter ended June 30, 2003 were affected by the Cobalt acquisition, which was effective as of September 30, 2003 for accounting purposes. Specifically, the Company’s operating results for the quarter ended June 30, 2004 included three months of operating results from the Cobalt acquisition whereas the Company’s operating results for the quarter ended June 30, 2003 did not include any operating results from the acquired Cobalt business. In order to provide a more meaningful comparison of the Company’s results of operations for the quarter ended June 30, 2004 versus the quarter ended June 30, 2003, the following discussion presents financial measures that exclude operating results attributable to the acquired Cobalt business for the quarter ended June 30, 2004, which we refer to as “Same-Store.” The Company also uses Same-Store measures for purposes of reporting comparative financial results to its Board of Directors.

The following table depicts premium revenue by reportable segment:

(In thousands)	Quarter Ended June 30, 2004	Less: Acquired Cobalt Business for the Quarter Ended June 30, 2004	Quarter Ended June 30, 2004 (Same-Store)	Quarter Ended June 30, 2003
Health Care	$5,222,405	$300,700	$4,921,705	$4,519,126
Specialty	185,579	39,068	146,511	135,728
Consolidated	$5,407,984	$339,768	$5,068,216	$4,654,854

Premium revenue increased 16.2%, or $ 753.1 million, to $5,408.0 million for the quarter ended June 30, 2004 from $4,654.9 million for the quarter ended June 30, 2003.  Excluding premium revenue attributable to the acquired Cobalt business of $339.8 million for the quarter ended June 30, 2004, premium revenue increased $413.3 million or 8.9% on a Same-Store basis from the quarter ended June 30, 2003. Insured member months increased 4.9% for the quarter ended June 30, 2004 compared to the quarter ended June 30, 2003. Excluding insured member months attributable to the acquired Cobalt business for the quarter ended June 30, 2004, insured member months increased by approximately 0.3% for the quarter ended June 30, 2004 compared to the quarter ended June 30, 2003. The growth in premium revenue for the quarter ended June 30, 2004 occurred across all regions of the Health Care segment, and was mainly attributable to increases in the per member per month rate of 12.2% in the California region and 8.7% in the Georgia region.

The following table depicts management services and other revenue by reportable segment:

(In thousands)	Quarter Ended June 30, 2004	Less: Acquired Cobalt Business for the Quarter Ended June 30, 2004	Quarter Ended June 30, 2004 (Same-Store)	Quarter Ended June 30, 2003
Health Care	$251,061	$49,489	$201,572	$186,551
Specialty	49,803	615	49,188	34,253
Corporate and Other	3,037	29	3,008	662
Consolidated	$303,901	$50,133	$253,768	$221,466

Management services and other revenue increased 37.2%, or $82.4 million, to $303.9 million for the quarter ended June 30, 2004 from $221.5 million for the quarter June 30, 2003. Excluding management services and other revenue attributable to the acquired Cobalt business of $50.1 million for the quarter ended June 30, 2004, management services and other revenue increased $32.3 million, or 14.6%, from the quarter ended June 30, 2003. The increase was primarily due to an increase in management services revenue from the Georgia region of the Health Care segment of $14.3 million, the California region of the Health Care segment of $3.3 million and the Specialty segment of $14.9 million. The increase in the Georgia region resulted primarily from an increase in administrative services member months of 16.9% and an increase of 7.9% in the administrative services per member per month rate. The increase in the California region resulted from an increase of 5.8% in administrative services member months.  The increase in the Specialty segment’s management services revenue was primarily attributable to an increase in pharmacy benefit management services revenues from non-affiliated clients.  These increases were offset by a decrease in management services revenue from the Central Region of $2.5 million. The decrease in the Central Region resulted primarily from lower administrative services membership, partially offset by an increase in the administrative services per member per month rate.

Investment income was $68.5 million for the quarter ended June 30, 2004, compared to $64.0 million for the quarter ended June 30, 2003, an increase of $4.5 million or 7.0%. The increase was primarily due to an increase in gross investment income of $5.8 million as a result of higher average investment balances, which were due partially to the Cobalt acquisition.  The increase was partially offset by net realized gains of $0.1 million for the quarter ended June 30, 2004 (as compared to net realized gains for the quarter ended June 30, 2003 of $0.8 million) and an increase in investment expense of $0.7 million.

The following table depicts health care services and other benefits expense by reportable segment:

(In thousands)	Quarter Ended June 30, 2004	Less: Acquired Cobalt Business for the Quarter Ended June 30, 2004	Quarter Ended June 30, 2004 (Same-Store)	Quarter Ended June 30, 2003
Health Care	$4,245,816	$249,625	$3,996,191	$3,687,744
Specialty	118,554	26,518	92,036	81,923
Consolidated	$4,364,370	$276,143	$4,088,227	$3,769,667

Health care services and other benefits expense increased 15.8%, or $594.7 million, to $4,364.4 million for the quarter ended June 30, 2004 from $3,769.7 million for the quarter ended June 30, 2003. The Company’s medical care ratio was 80.7% for the quarter ended June 30, 2004, compared to 81.0% for the quarter ended June 30, 2003. Excluding health care services and other benefits expense attributable to the acquired Cobalt business of $276.1 million for the quarter ended June 30, 2004, health care services and other benefits expense increased $318.6 million, or 8.5%, slightly lower than the increase in premium revenue.

The Company’s medical care ratio was 80.7% for the quarter ended June 30, 2004, compared to 81.0% for the quarter ended June 30, 2003. The Company’s medical care ratio attributable to the Health Care segment decreased from 81.6% for the quarter ended June 30, 2003 to 81.3% for the quarter ended June 30, 2004, primarily due to price increases in all regions and lapses in accounts with higher-than-average medical care ratios.  The medical care ratio for the Specialty segment increased to 63.9% for the quarter ended June 30, 2004 from 60.4% for the same quarter in 2003. The increase in the Specialty medical ratio was primarily attributable to higher claims trends for dental products. Health care services and other benefits expense and medical care ratio information is provided for each segment so investors can compare the performance of each segment to the other segment and to the Company as a whole. Excluding premium revenue of $300.7 million and health care services and other benefits expense of $249.6 million attributable to the acquired Cobalt business with respect to the Health Care segment for the quarter ended June 30, 2004, the Company’s medical care ratio attributable to the Health Care segment for the quarter ended June 30, 2004 decreased to 81.2%, compared to 81.6% for the quarter ended June 30, 2003.  This decrease occurred across all regions in the Health Care segment. The health care services and other benefits expense included an estimate of claims incurred during the period that have not been reported to the Company.  This estimate is actuarially determined based on a variety of factors and is inherently subject to a number of highly variable circumstances.  Consequently, the actual results could differ materially from the amount recorded in the Consolidated Financial Statements. See “Critical Accounting Policies” for a discussion of this item and its potential effect on the Company’s reported results of operations.

Selling expense consists of commissions paid to outside brokers and agents representing the Company.  The selling expense ratio decreased from 4.1% for the quarter ended June 30, 2003 to 3.9% for the quarter ended June 30, 2004. The acquired Cobalt business experienced a lower selling expense ratio due primarily to its higher percentage of large employer group business that maintained a selling expense ratio of less than 1%. Excluding selling expense of $6.6 million and combined premium revenue and management services and other revenue of $389.9 million attributable to the acquired Cobalt business for the quarter ended June 30, 2004, the selling expense ratio remained unchanged at 4.1% for each of the quarters ended June 30, 2004 and 2003.

The general and administrative expense ratio decreased slightly to 11.7% for the quarter ended June 30, 2004 from 11.9% for the quarter ended June 30, 2003. The decrease in the general and administrative expense ratio resulted from administrative efficiencies from technology investments and systems convergence efforts and fixed administrative costs spread over a larger membership base. The acquired Cobalt business had a higher general and administrative expense ratio of 20.3% during the quarter ended June 30, 2004. The acquired Cobalt business has historically had a higher administrative expense ratio due to its Medicare processing business, which has a general and administrative expense ratio of approximately 98%, and the balance of its business is weighted more towards non-insured business, which tends to have a higher general and administrative expense ratio than insured business. Excluding general and administrative expense of $79.2 million and combined premium revenue and management services and other revenue of $389.9 million attributable to the acquired Cobalt business for the quarter ended June 30, 2004, general and administrative expense decreased from 11.9% for the quarter ended June 30, 2003 to 11.1% for the quarter ended June 30, 2004.

Interest expense increased $0.3 million to $13.0 million for the quarter ended June 30, 2004, compared to $12.7 million for the quarter ended June 30, 2003.  The increase in interest expense was primarily due to a reduction in interest income associated with the Company’s interest rate swap agreement, which serves to reduce interest expense on the Company’s 2006 Notes, partially offset by a decrease in interest expense on commercial paper due to repayment of the balance in mid-June 2004.

Other expense, net increased $5.2 million to $9.8 million for the quarter ended June 30, 2004, compared to $4.6 million for the quarter ended June 30, 2003. The increase was primarily due to additional amortization of intangibles attributable to the Cobalt and Golden West acquisitions of $3.3 million during the quarter ended June 30, 2004.

The Company’s net income for the quarter ended June 30, 2004 was $299.9 million, compared to $224.5 million for the quarter ended June 30, 2003. Earnings per share totaled $1.92 and $1.54 for the quarters ended June 30, 2004 and 2003, respectively.  Earnings per share assuming full dilution totaled $1.86 and $1.49 for the quarters ended June 30, 2004 and 2003, respectively.

Earnings per share for the quarter ended June 30, 2004 is based upon weighted average shares outstanding of 155.8 million shares, excluding potential common stock, and 161.2 million shares, assuming full dilution.  Earnings per share for the quarter ended June 30, 2003 is based upon 145.7 million shares, excluding potential common stock, and 150.2 million shares, assuming full dilution.  The increase in weighted average shares outstanding primarily resulted from the issuance of shares related to the Cobalt acquisition and the Company’s employee stock option and stock purchase plans.  The increase in weighted average shares outstanding assuming full dilution primarily resulted from the issuance of shares related to the Cobalt acquisition and the Company’s stock option and stock purchase plans.

The operating results for the six months ended June 30, 2004 compared to the six months ended June 30, 2003 were affected by the Cobalt acquisition, which was effective as of September 30, 2003 for accounting purposes. Specifically, the Company’s operating results for the six months ended June 30, 2004 included six months of operating results from the Cobalt acquisition, whereas the Company’s operating results for the six months ended June 30, 2003 did not include any operating results from the acquired Cobalt business. In order to provide a more meaningful comparison of the Company’s results of operations for the six months ended June 30, 2004 versus the six months ended June 30, 2003, the following discussion presents financial measures that exclude operating results attributable to the acquired Cobalt business for the six months ended June 30, 2004, which we refer to as “Same-Store.” The Company also uses Same-Store measures for purposes of reporting comparative financial results to its Board of Directors.

The following table depicts premium revenue by reportable segment:

(In thousands)	Six Months Ended June 30, 2004	Less: Acquired Cobalt Business for the Six Months Ended June 30, 2004	Six Months Ended June 30, 2004 (Same-Store)	Six Months Ended June 30, 2003
Health Care	$10,295,136	$598,944	$9,696,192	$8,936,591
Specialty	369,151	77,977	291,174	266,568
Consolidated	$10,664,287	$676,921	$9,987,366	$9,203,159

Premium revenue increased 15.9%, or $1,461.1 million, to $10,664.3 million for the six months ended June 30, 2004 from $9,203.2 million for the six months ended June 30, 2003.  Excluding premium revenue attributable to the acquired Cobalt business of $676.9 million for the six months ended June 30, 2004, premium revenue increased $784.2 million, or 8.5%.  Including membership attributable to the acquired Cobalt business, insured member months increased by 4.8% for the six months ended June 30, 2004 compared to the six months ended June 30, 2003. Excluding insured membership attributable to the acquired Cobalt business for the first six months of 2004, insured member months decreased by approximately 0.1% for the six months ended June 30, 2004 compared to the six months ended June 30, 2003. The growth in premium revenue for the six months ended June 30, 2004 occurred across all regions of the Health Care segment, but was more pronounced in the California and Georgia regions due mainly to the implementation of premium increases of 12.3% in California and to an increase in insured member months of 5.2% and the implementation of premium increases of 8.1% in Georgia.

The following table depicts management services and other revenue by reportable segment:

(In thousands)	Six Months Ended June 30, 2004	Less: Acquired Cobalt Business for the Six Months Ended June 30, 2004	Six Months Ended June 30, 2004 (Same-Store)	Six Months Ended June 30, 2003
Health Care	$505,974	$98,325	$407,649	$375,085
Specialty	98,696	2,992	95,704	71,220
Corporate and Other	5,407	29	5,378	1,332
Consolidated	$610,077	$101,346	$508,731	$447,637

Management services and other revenue increased 36.3%, or $162.5 million, to $610.1 million for the six months ended June 30, 2004 from $447.6 million for the six months ended June 30, 2003. Excluding management services and other revenue attributable to the acquired Cobalt business of $101.3 million for the six months ended June 30, 2004, management services and other revenue increased $61.2 million, or 13.7%.  The increase in management services and other revenue on a Same-Store basis in the Health Care segment was primarily due to an increase in management services revenue from the Georgia and California regions of $27.2 million and $10.4 million, respectively. The increase in the Georgia region resulted from a 15.9% increase in administrative services member months and an 8.0% increase in the administrative services per member per month rate. The increase in the California region resulted from an increase in administrative services member months of 5.8% and a 2.4% increase in the administrative services per member per month rate. These increases were partially offset by a decrease in management services revenue in the Central Region of $4.8 million. The decrease in the Central Region resulted from a decrease of 9.9% member months in the Company’s administrative services business, which was partially offset by per member per month increases in rates of 7.1% in its administrative services business.  Additionally, the Specialty segment experienced a $24.5 million increase in management services revenue, primarily attributable to an increase in pharmacy benefit management services revenues from non-affiliated clients.

Investment income was $152.2 million for the six months ended June 30, 2004, compared to $130.3 million for the six months ended June 30, 2003, an increase of $21.9 million or 16.8%. The increase was primarily due to a $14.2 million increase in gross investment income and net realized gains for the six months ended June 30, 2004 of $16.7 million, as compared to net realized gains for the six months ended June 30, 2003 of $7.0 million. Excluding net realized gains and losses, investment income for the six months ended June 30, 2004 and 2003 was $135.5 million and $123.3 million, respectively. The increase in gross investment income was due to higher average fixed maturity investment balances, which were partially due to the Cobalt acquisition. The Company believes the disclosure of investment income excluding realized gains or losses is useful to investors because this measurement allows management and investors to analyze the performance of the fixed-income portion of the Company’s investment portfolio.

The following table depicts health care services and other benefits expense by reportable segment:

(In thousands)	Six Months Ended June 30, 2004	Less: Acquired Cobalt Business for the Six Months Ended June 30, 2004	Six Months Ended June 30, 2004 (Same-Store)	Six Months Ended June 30, 2003
Health Care	$8,307,168	$505,455	$7,801,713	$7,322,601
Specialty	244,553	55,977	188,576	164,566
Consolidated	$8,551,721	$561,432	$7,990,289	$7,487,167

Health care services and other benefits expense increased 14.2%, or $1,064.5 million, to $8,551.7 million for the six months ended June 30, 2004 from $7,487.2 million for the six months ended June 30, 2003. Excluding health care services and other benefits expense attributable to the acquired Cobalt business of $561.4 million for the six months ended June 30, 2004, health care services and other benefits expense increased $503.1 million or 6.7%.

The Company’s medical care ratio was 80.2% for the six months ended June 30, 2004 compared to 81.4% for the six months ended June 30, 2003. The medical care ratio attributable to the Health Care segment was 80.7% for the six months ended June 30, 2004, compared to 81.9% for the six months ended June 30, 2003. The medical care ratio attributable to the Specialty segment was 66.3% for the six months ended June 30, 2004 compared to 61.7% for the six months ended June 30, 2003. The increase in the Specialty medical care ratio was attributable to higher claims trends for life insurance and dental products. Health care services and other benefits expense and medical care ratio information is provided for each segment so investors can compare the performance of each segment to the other segment and to the Company as a whole. Excluding premium revenue of $598.9 million and health care services and other benefits expense of $505.5 million attributable to the acquired Cobalt business with respect to the Health Care segment for the six months ended June 30, 2004, the Company’s medical care ratio attributable to the Health Care segment for the six months ended June 30, 2004 decreased to 80.5% compared to 81.9% for the six months ended June 30, 2003, primarily due to price increases in all regions and lapses in accounts with higher-than-average medical care ratios. The health care services and other benefits expense includes an estimate of claims incurred during the period that have not been reported to the Company.  This estimate is actuarially determined based on a variety of factors and is inherently subject to a number of highly variable circumstances.  Consequently, the actual results could differ materially from the amount recorded in the consolidated financial statements. See “Critical Accounting Policies” for a discussion of this item and its potential effect on the Company’s reported results of operations.

The selling expense ratio decreased slightly from 4.1% for the six months ended June 30, 2003 to 3.9% for the six months ended June 30, 2004. Excluding selling expense of $12.9 million and combined premium revenue and management services and other revenue of $778.3 million attributable to the acquired Cobalt business for the six months ended June 30, 2004, the

Company’s selling expense ratio remained unchanged at 4.1% for the six months ended June 30, 2004 and the six months ended June 30, 2003.

The general and administrative expense ratio increased to 12.4% for the six months ended June 30, 2004 from 12.1% for the six months ended June 30, 2003. Excluding general and administrative expense of $163.3 million and combined premium revenue and management services and other revenue of $778.3 million attributable to the acquired Cobalt business for the six months ended June 30, 2004, the Company’s general and administrative expense ratio would have decreased to 11.7% for the six months ended June 30, 2004 compared to 12.1% for the six months ended June 30, 2003. The decrease in the general and administrative expense ratio resulted from administrative efficiencies from technology investments and systems convergence efforts and fixed administrative costs spread over a larger membership base.

Interest expense decreased slightly by $0.3 million to $25.2 million for the six months ended June 30, 2004, compared to $25.5 million for the six months ended June 30, 2003.  The decrease in interest expense was primarily due to the reduction in the balance of commercial paper borrowings during the first six months of 2004 compared to the first six months of 2003, partially offset by interest expense associated with the Company’s interest rate swap agreement.

Other expense, net increased $9.8 million to $21.4 million for the six months ended June 30, 2004, compared to $11.6 million for the six months ended June 30, 2003.  The increase was primarily attributable to an increase in amortization of intangibles of $6.6 million related to the Company’s acquisitions of Cobalt and Golden West.

The Company’s net income for the six months ended June 30, 2004 was $595.1 million, compared to $417.5 million for the six months ended June 30, 2003.  Earnings per share totaled $3.84 and $2.87 for the six months ended June 30, 2004 and 2003, respectively.  Earnings per share assuming full dilution totaled $3.71 and $2.79 for the six months ended June 30, 2004 and 2003, respectively.

Earnings per share for the six months ended June 30, 2004 is based upon weighted average shares outstanding of 154.9 million shares, excluding potential common stock, and 160.3 million shares, assuming full dilution.  Earnings per share for the six months ended June 30, 2003 is based upon 145.7 million shares, excluding potential common stock, and 149.7 million shares, assuming full dilution.  The increase in weighted average shares outstanding primarily resulted from the issuance of shares related to the Cobalt acquisition and the Company’s employee stock option and stock purchase plans. The increase in weighted average shares outstanding assuming full dilution primarily resulted from the issuance of shares related to the Cobalt acquisition and the Company’s employee stock option and stock purchase plans.

Financial Condition

The Company’s consolidated assets increased by $264.8 million, or 1.8%, to $15,053.5 million as of June 30, 2004 from $14,788.7 million as of December 31, 2003. The increase in total assets was primarily due to growth in cash and investments of $78.9 million as a result of operating cash flows attributable to net income, net of commercial paper repayments. Also contributing to the increase in consolidated assets was an increase in receivables, net of $166.3 million. Cash and investments totaled $8.0 billion as of June 30, 2004, or 53.1% of total assets.

Overall claims liabilities, which is composed of medical claims payable and reserves for future policy benefits, decreased $92.3 million, or 2.9%, to $3,072.1 million as of June 30, 2004 from $3,164.4 million as of December 31, 2003. The decrease was due primarily to faster average claims payments and provider incentive payments that were accrued as of December 31, 2003 and paid during the six months ended June 30, 2004. See “Critical Accounting Policies” for a discussion of medical claims payable and reserves for future policy benefits. As of June 30, 2004, the Company’s long-term indebtedness was $803.3 million, of which $454.2 million was related to the Company’s 6 3/8% Notes due 2006 (which includes a fair value adjustment of $4.6 million) and $349.1 million was related to the Company’s 6 3/8% Notes due 2012. The 6 3/8% Notes due 2012, with an aggregate principal amount at maturity of $350.0 million, were issued to partially finance the RightCHOICE acquisition. During the year ended December 31, 2003, the Company issued an additional $104.7 million in commercial paper (net of repayments made during the year) to repurchase Common Stock of the Company. In the third quarter of 2003, the Company also issued an additional $125.1 million in commercial paper primarily to partially finance the acquisition of Cobalt.  In anticipation of the completion of its pending merger with Anthem, Inc., the Company repurchased its entire balance of commercial paper outstanding during the quarter ending June 30, 2004 (see “Liquidity and Capital Resources” below for a discussion of the potential repurchase of the Company’s commercial paper as a result of the Company’s pending merger with Anthem, Inc.).

Stockholders’ equity totaled $6,216.5 million as of June 30, 2004, an increase of $786.6 million from $5,429.9 million as of December 31, 2003. The increase was primarily due to net income of $595.1 million for the six months ended June 30, 2004 and a net increase of $266.8 million from the issuance of new Common Stock and the reissuance of treasury stock related to stock grants under the Company’s employee 401(k) plan, stock option and stock purchase plans. Partially offsetting these increases were a decrease in net unrealized gains from investment securities of $40.5 million and net losses from the reissuance of treasury stock of $34.9 million.  During the six months ended June 30, 2004, the Company granted 565,000 restricted shares of Company Common Stock, which are subject to vesting. As of June 30, 2004, total unearned compensation from all unvested stock awards totaled $49.6 million, which has no impact to stockholders’ equity since the Company recorded an increase to additional paid-in-capital of the same amount.

Liquidity and Capital Resources

As of June 30, 2004, consolidated cash and investments were $8.0 billion, of which $1.0 billion were in cash and cash equivalents. The Company’s primary sources of cash are premium and management services revenues and investment income.  The Company’s primary uses of cash include health care claims and other benefits, capitation payments, income taxes, repayment of long-term debt, interest expense, broker and agent commissions, administrative expenses, Common Stock repurchases and capital expenditures.  In addition to the foregoing, other uses of cash include provider network and systems development costs and costs associated with the integration of acquired businesses.

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

The Company’s strategy for achieving its investment goals is broad diversification of its investments, both across and within asset classes.  As of June 30, 2004, the Company’s investment portfolio consisted primarily of investment grade fixed-income securities.  The Company’s portfolio also included large capitalization and small capitalization domestic equities, foreign equities, tax-exempt municipal bonds and a small amount of non-investment grade debt securities.  The fixed-income assets include both short and long-duration securities with an attempt to match the Company’s funding needs.  The Company’s investment policy contains limitations regarding concentration in individual securities and industries and generally prohibits speculative and leveraged investments.  Cash and investment balances maintained by the Company are sufficient to meet applicable regulatory financial stability and net worth requirements, including license requirements of the Blue Cross and Blue Shield Association.

Net cash provided by operating activities was $532.1 million for the six months ended June 30, 2004, compared with $422.0 million for the six months ended June 30, 2003.  Net cash provided by operations for the six months ended June 30, 2004 was due primarily to net income of $595.1 million and an adjustment for non-cash depreciation and amortization of $103.4 million.  Partially offsetting these increases were a decrease in medical claims payable of $97.2 million, primarily due to faster average claims payments and provider incentive payments that were accrued as of December 31, 2003, and an increase in “receivables, net” of $137.0 million due to the timing of cash receipts of certain receivables.

Net cash used in investing activities for the six months ended June 30, 2004 totaled $160.4 million, compared with $1,025.7 million for the six months ended June 30, 2003.  The cash used in the first six months of 2004 was primarily attributable to the purchase of investments of $3,539.8 million and the purchase of property and equipment, net of sales proceeds, of $76.0 million, which were partially offset by proceeds from investments sold of $3,467.2 million.

Net cash used in financing activities totaled $445.3 million for the six months ended June 30, 2004, compared with $626.1 million provided for the six months ended June 30, 2003.  The net cash used in the six months ended June 30, 2004 was primarily attributable to the repurchase of the Company’s commercial paper of $429.8 million in anticipation of the completion of its pending merger with Anthem, Inc. and a decrease in securities lending payable of $67.2 million, offset by the receipt of proceeds from the issuance of Common Stock related to the Company’s employee stock option plans of $47.1 million.

Effective March 30, 2001, the Company entered into two unsecured revolving credit facilities allowing aggregate indebtedness of $1.0 billion in principal amount. Borrowings under these facilities (which are generally referred to collectively as the Company’s “revolving credit facility”) bear interest at rates determined by reference to the bank’s base rate or to the London InterBank Offered Rate (“LIBOR”) plus a margin determined by reference to the then-current rating of the Company’s senior unsecured long-term debt by specified rating agencies. One facility, which provides for borrowings not to exceed $750.0 million at any time outstanding, expires as of March 30, 2006, although it may be extended for up to two additional one-year periods under certain circumstances. The other facility, which provides for borrowings not to exceed $250.0 million at any time outstanding, expires on March 25, 2005. Any amount outstanding under this facility as of March 25, 2005 may be converted into a one-year term loan at the option of the Company and will bear interest at rates determined by reference to the bank’s base rate or LIBOR plus a margin determined by reference to the then-current rating of the Company’s unsecured long-term debt by specified rating agencies, plus 0.125% until paid in full. Loans under the $250.0 million facility are made on a committed basis. Loans under the $750.0 million facility are made on a committed basis or pursuant to an auction bid process. The $750.0 million facility also contains sublimits for letters of credit and “swingline” loans. Each credit agreement requires the Company to maintain certain financial ratios and contains restrictive covenants, including restrictions on the incurrence of additional indebtedness and the granting of certain liens, limitations on acquisitions and investments and limitations on changes in control (see Note 9 to the Consolidated Financial Statements). As of June 30, 2004 and December 31, 2003, there were no amounts outstanding under the revolving credit facility.

In April 2002, the Company commenced a commercial paper program providing for the issuance of up to $1.0 billion in aggregate maturity value of short-term indebtedness (known generally as “commercial paper”). The commercial paper is being issued by the Company without registration under the Securities Act of 1933, as amended (the “1933 Act”) in reliance upon the exemption from registration contained in Section 4(2) of the 1933 Act. The commercial paper is issued in denominations of $100,000 or integral multiples of $1,000 in excess thereof and will bear such interest rates, if interest-bearing, or will be sold at such discount from their face amounts, as agreed upon by the Company and the dealer or dealers acting in connection with the commercial paper program. The commercial paper may be issued with varying maturities up to a maximum of 270 days from the date of issuance. The commercial paper ranks equally with all other unsecured and unsubordinated indebtedness of the Company. As of December 31, 2003, the outstanding commercial paper borrowings totaled $429.8 million, with various maturity dates, and had interest rates ranging from 1.10% to 1.27%. The weighted average yield on the outstanding commercial paper as of December 31, 2003 was 1.25%.

The Company is currently subject to a pending merger with Anthem, Inc.  Under the merger agreement with Anthem, the Company is obligated to repurchase or otherwise retire any outstanding commercial paper prior to the closing of the merger.  In June 2004, in anticipation of the merger closing, the Company repaid the entire outstanding balance under the commercial paper program.  (See Note 9 to the Consolidated Financial Statements.)

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

As a part of a hedging strategy to limit its exposure to variable interest rate increases, the Company has from time to time entered into interest rate swap agreements in order to reduce the volatility of interest expense resulting from changes in interest rates on its variable rate debt. The swap agreements were contracts to exchange variable-rate interest payments (weighted average rate for the year ended December 31, 2002 of 2.25%) for fixed-rate interest payments (weighted average rate for the year ended December 31, 2002 of 7.08%) without the exchange of the underlying notional amounts. The Company had entered into $200.0 million of fixed-rate swap agreements, which consisted of a $150.0 million notional amount swap agreement at 6.99% maturing on October 17, 2003 and a $50.0 million notional amount swap agreement at 7.06% maturing on October 17, 2006. In September 2002, the Company terminated these two fixed-rate swap agreements with an aggregate cash settlement of $17.6 million, of which $1.8 million was accrued interest and the remaining $15.8 million represented the fair value of the swap agreements at the time of termination and is being amortized over the term of the original swap agreements. As of June 30, 2004, the remaining balance to be amortized was $4.4 million. (See Note 10 to the Consolidated Financial Statements.)

In order to reduce the interest expense associated with the 2006 Notes, the Company, on January 15, 2002, entered into a $200.0 million notional amount interest rate swap agreement, which matures on June 15, 2006. The swap agreement is a contract to exchange a fixed 6 3/8% rate for a LIBOR-based floating rate (weighted average variable rate of 3.15% and 2.53% for the six months ended June 30, 2004 and 2003, respectively).  In anticipation of the completion of the Company’s pending merger with Anthem, in June 2004 the Company terminated this swap agreement with an aggregate cash settlement of $4.6 million, which is being amortized over the remaining term of the 2006 Notes. (See Note 10 to the Consolidated Financial Statements.)

Certain of the Company’s subsidiaries are required to maintain minimum capital requirements prescribed by various regulatory agencies, including the California Department of Managed Health Care and the Departments of Insurance in various states, including Georgia, Missouri, Wisconsin and Delaware. As of June 30, 2004 (or the most recent date with respect to which compliance is required), those subsidiaries of the Company were in compliance with all minimum capital requirements.

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

Medical Claims Payable

Medical claims payable includes claims in process as well as provisions for the estimate of incurred but not reported claims (“IBNR”) and provisions for disputed claims obligations.  As of June 30, 2004, approximately 89% of the Company’s medical claims payable consisted of IBNR and claims in process. Such estimates are developed using actuarial principles and assumptions that consider, among other things, contractual requirements, historical utilization trends and payment patterns, benefits changes, medical inflation, product mix, seasonality, membership and other relevant factors.  In developing IBNR, the Company applies different estimation methods depending on the period for which incurred claims are being estimated.  For the most recent four months, the incurred claims are estimated from the trend analysis based on per member per month claims trends developed from the experience in preceding months.  For periods prior to the most recent four months, the key assumption used in developing the Company’s IBNR is that the completion factor pattern remains consistent over a rolling 12-month period.  The completion factor is an actuarial estimate, based upon historical experience, of the percentage of claims incurred during a given period that have been adjudicated by the Company as of the date of estimation.  This approach is consistently applied to each period presented.

The completion factors and claims per member per month trend factor are the most significant factors used in estimating the Company’s IBNR.  The following table illustrates the sensitivity of these factors using June 30, 2004 data and the estimated potential impact on the Company’s operating results caused by these factors:

Completion Factor (a):		Claims Trend Factor (b):
(Decrease) Increase in Factor	Increase (Decrease) in Medical Claims Payable	(Decrease) Increase in Factor	Increase (Decrease) in Medical Claims Payable

(3)%	$314,000,000	(3)%	$(12,000,000)
(2)%	204,000,000	(2)%	(8,000,000)
(1)%	99,000,000	(1)%	(4,000,000)
1%	(94,000,000)	1%	4,000,000
2%	(184,000,000)	2%	8,000,000
3%	(270,000,000)	3%	12,000,000

(a)          Reflects estimated potential changes in medical claims payable caused by changes in completion factors in each of the most recent four months.

(b)         Reflects estimated potential changes in medical claims payable caused by changes in annualized claims trend used for the estimation of per member per month claims for the most recent four months.

In addition, assuming a hypothetical 1% difference between the Company’s June 30, 2004 estimated claims liability and the actual claims incurred, net income for the quarter ended June 30, 2004 would increase or decrease by $15.9 million, while diluted net income per share would increase or decrease by $0.10 per share.

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

The table below provides a reconciliation of changes in medical claims payable as of December 31, 2003, 2002 and 2001 during the immediately following six-month period:

	Six Months Ended June 30,
(In thousands)	2004	2003	2002

Medical claims payable as of January 1	$2,747,074	$2,422,331	$1,934,620

Medical claims reserves from businesses acquired during the period	—	188	177,836

Health care claim expenses incurred during period:
Related to current year	8,606,540	7,676,702	6,454,580
Related to prior years	(241,639)	(339,250)	(339,295)
Total Incurred	8,364,901	7,337,452	6,115,285

Health care services payments during period:
Related to current year	6,587,644	5,727,790	4,820,689
Related to prior years	1,874,415	1,513,797	1,094,349
Total Payments	8,462,059	7,241,587	5,915,038

Medical claims payable as of June 30	$2,649,916	$2,518,384	$2,312,703

As shown in the table above, for each of the six-month periods ended June 30, 2004, 2003 and 2002, the amount shown on the line labeled “Health care services expenses incurred during period: Related to prior years” is negative, meaning that the Company’s actual health care services experience related to prior years was less than the estimates previously made by the Company.  This favorable development was primarily due to prior-years’ claims being settled for amounts less than the original estimate for IBNR.  The magnitude of favorable development for the six months ended June 30, 2004 is less than that experienced in the first six months of June 30, 2003 and 2002 due to negative development in certain identifiable reserves established as of December 31, 2003. Based on claim payments through the first six months of 2004, the Company experienced actual flu-related claims in 2003 that were $32 million more than the amount accrued as of December 31, 2003. During the six months ended June 30, 2004, an existing litigation reserve as of December 31, 2003 was also increased by $9 million based on new information. Additionally, the accrual as of December 31, 2003 for a Company program to provide desktop computers and handheld devices to selected network physicians was increased by $2 million to include physicians primarily serving the Medicaid market.  Finally, the Company believes that the favorable development was negatively affected by new transaction code sets under HIPAA becoming effective in October 2003, which may have contributed to a slowdown in the submission of claims during the remainder of 2003. Actuarial standards of practice, which the Company consistently follows in developing its best point estimate as reflected in the Consolidated Financial Statements, generally require that the actuarially developed health care claims estimates cover obligations under an assumption of moderately adverse conditions.  Adverse conditions are situations in which the actual claims are expected to be higher than the otherwise estimated value of such claims at the time of the estimate.  Therefore, in many situations, the claims amount actually experienced will be less than the estimate that satisfies the actuarial standards of practice.  Adjustments of prior-year estimates may result in additional health care claim expenses or, as the Company experienced during each of the last three years, a reduction in health care claim expenses in the period an adjustment is made.

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

For many of the Company’s HMO plans (including substantially all of its California HMO plans), the Company contracts with physicians, hospitals and other health care providers through capitation fee arrangements as a means to manage health care costs. The Company has two general types of capitation arrangements. The predominant type is the so-called “professional” capitation arrangement. Under professional capitation arrangements, the Company pays the health care provider, such as a participating medical group, a fixed amount per member per month, and the health care provider assumes the risk of the member’s utilization of certain specified health care services. Typically, under professional capitation arrangements, the health care provider does not assume the risk of the member’s utilization of any hospital-based services. The second type is the so-called “global” capitation arrangement. Under global capitation arrangements, the Company also pays the health care provider, such as a participating medical group, a fixed amount per member per month. However, under global capitation arrangements, the health care provider generally assumes the risk of the member’s utilization of all health care services (subject to certain limited exceptions and state regulatory requirements). The Company had approximately nine and eight global capitation arrangements as of June 30, 2004 and December 31, 2003, respectively, covering approximately 165,000 and 161,000 members, respectively. In addition, one of the Company’s subsidiaries owns a 51% equity interest in a community health partnership network (the “CHPN”) operating in the greater Atlanta area. The CHPN is a locally based equity venture between the Company’s subsidiary and a local physician group. The Company’s subsidiary has entered into a global capitation arrangement with the CHPN. As of June 30, 2004 and December 31, 2003, approximately 544,000 and 560,000 members, respectively, were covered by this arrangement.  The Company’s investment in the CHPN is accounted for using the consolidation method of accounting as required under Statement of Financial Accounting Standards No. 94, “Consolidation of All Majority-Owned Subsidiaries.”

For the quarters ended June 30, 2004 and 2003, the Company’s capitation expenses of $423.2 million and $380.5 million represented 9.7% and 10.1%, respectively, of the Company’s total health care services and other benefits expense. For the six months ended June 30, 2004 and 2003, the Company’s capitation expenses of $851.4 million and $774.2 million, represented 10.0% and 10.3%, respectively, of the Company’s total health care services and other benefits expense.  As of June 30, 2004 and December 31, 2003, the Company’s capitation expenses payable of $114.2 million and $145.9 million represented 4.3% and 5.3%, respectively, of the Company’s total medical claims payable.

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

Reserves for Future Policy Benefits

The estimate of reserves for future policy benefits relates to life and disability insurance policies written in connection with health care contracts. Reserves for future life benefit coverage are based on projections of past experience. Reserves for future policy and contract benefits for certain long-term disability products and group paid-up life products are based upon interest, mortality and morbidity assumptions from published actuarial tables, modified based upon the Company’s experience. Reserves are continually monitored and reviewed, and as settlements are made or reserves adjusted, differences are reflected in current operations. The current portion of reserves for future policy benefits relates to the portion of such reserves that the Company expects to pay within one year. The Company believes that its reserves for future policy benefits are adequate to satisfy its ultimate benefit liability. However, these estimates are inherently subject to a number of highly variable circumstances. Consequently, the actual results could differ materially from the amount recorded in the consolidated financial statements. As of June 30, 2004 and December 31, 2003, the reserves for future policy benefits were $422.2 million and $417.3 million, respectively.

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

In accordance with SFAS No. 142, the Company completed the annual evaluation of its goodwill and other intangible assets at December 31, 2003 and determined that there was no impairment loss. Goodwill and other intangible assets totaled $3.2 billion as of June 30, 2004 and $3.3 billion as of December 31, 2003. (See Note 7 to the Consolidated Financial Statements for further discussion of the Company’s goodwill and other intangible assets.)

Investments

As of June 30, 2004, the Company’s current investment securities at fair value, totaled $6.8 billion, of which 86.5% was invested in fixed-income securities and the remaining 13.5% was invested in equity securities. As of December 31, 2003, the Company’s current investment securities at fair value totaled $6.7 billion, of which 87.6% was invested in fixed-income securities and the remaining 12.4% was invested in equity securities. These investment securities are generally used to support current operations and, accordingly, have been classified as current assets. The Company’s long-term investments as of June 30, 2004 and December 31, 2003 were $196.8 million and $161.8 million, respectively, and consisted primarily of restricted assets, certain equities and other investments. Total current and long-term investments at fair value, comprised 46.8% and 46.6% of total assets as of June 30, 2004 and December 31, 2003, respectively.

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

The Company regularly evaluates the appropriateness of investments relative to its internal investment guidelines. The Company operates within these guidelines by maintaining a well-diversified portfolio, both across and within asset classes. The Company has from time to time retained an independent consultant to advise the Company on the appropriateness of its investment policy. The Company performs a quarterly evaluation of its investment securities, using both quantitative and qualitative factors to determine whether a decline in investment value is other-than-temporary. When a decline in an investment’s fair value is determined to be other-than-temporary, a loss is recorded against investment income. When determining whether a decline in an investment’s fair value is other-than-temporary, the Company considers the extent and duration to which a security’s market value has been less than its cost, the financial condition and future earnings potential of the issuer, recommendations and opinions from outside investment managers and the current economic environment. For the quarters ended June 30, 2004 and 2003, the Company recorded investment losses that the

Company believed to be other-than-temporary of $0.1 million and $5.4 million, respectively. For the six months ended June 30, 2004 and 2003, the Company recorded investment losses that the Company believes to be other-than-temporary of $0.2 million and $29.3 million, respectively.  The Company believes that it has performed an adequate review for impairment of the investment portfolio and that investments are carried at fair value. Changing economic and market conditions in the future, however, may cause the Company to reassess its judgment regarding impairment, which could result in realized losses relating to other-than-temporary declines being charged against future income.

As of June 30, 2004 and December 31, 2003, net unrealized gains from the Company’s fixed-income securities totaled $5.6 million and $131.6 million, respectively, primarily resulting from a general increase in interest rates during the quarter ended June 30, 2004, compared to a general decrease in interest rates in 2003. The Company had a net unrealized gain in its equity securities portfolio as of June 30, 2004 and December 31, 2003 of $222.5 million and $157.2 million, respectively. The Company believes that these fluctuations are temporary as a result of current market conditions.

The following table illustrates the gross unrealized losses included in the Company’s investment portfolio aggregated by investment category. The table also illustrates the length of time the securities have been in an unrealized loss position as of June 30, 2004.

	June 30, 2004 Gross Unrealized Losses
	Months in Unrealized Loss Position
	Less than 12 months	12 months or more	Total
	(In thousands)

U.S. Treasury and agency securities	$12,916	$23	$12,939
Municipal securities	13,867	2,602	16,469
Mortgage-backed securities	15,517	1,523	17,040
Corporate and other securities	24,804	2,393	27,197
Total debt securities	67,104	6,541	73,645
Equity and other investments	1,357	331	1,688
Total investment securities	$68,461	$6,872	$75,333

The Company and certain of its subsidiaries participate in securities lending programs whereby the loaned marketable securities in the Company’s portfolio are transferred to borrowers (generally independent brokers or dealers) approved by the Company based on, among other things, their creditworthiness in exchange for collateral initially equal to at least

102% of the value of the securities on loan and is thereafter maintained at a minimum of 100% of the market value of the securities loaned.  The market value of the securities on loan to each borrower is monitored daily and the borrower is required to deliver additional collateral if the market value of the collateral falls below 100% of the market value of the securities on loan.

Under the guidance provided in Statement of Financial Accounting Standards No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities,” the Company recognizes the collateral as an asset under “securities lending collateral” on its balance sheet and the Company records a corresponding liability for the obligation to return the collateral to the borrower under “securities lending payable.”

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

Completion of the Company’s pending merger with Anthem is contingent upon, among other things, receipt of applicable regulatory approvals. On July 23, 2004, the California Department of Insurance (the “DOI”) announced that it was disapproving Anthem’s application (known as a “Form A”) to acquire control of the Company’s subsidiary, BC Life & Health Insurance Company, in connection with the transaction. The DOI’s approval was the final regulatory approval necessary to complete the merger.  On August 3, 2004, Anthem filed a petition for writ of mandate in the Superior Court of Los Angeles County, California, challenging the DOI’s denial and asking the court to overturn the DOI’s decision. There can be no assurances regarding the outcome of this lawsuit.  If the merger is not completed by November 30, 2004, either WellPoint or Anthem may terminate the merger agreement. It is not currently known when the transaction will close or if the parties will obtain all approvals necessary to complete the merger. Broad latitude in administering the applicable regulations is given to the federal and state agencies from which WellPoint and Anthem must seek approvals. There can be no assurance that the companies will obtain these approvals or be able to successfully challenge the California Department of Insurance disapproval. As a condition to approval of the transaction, regulatory agencies may seek to impose requirements or limitations or costs on the way that the combined company conducts business after consummation of the transaction. If the Company or Anthem were to agree to any material requirements or limitations in order to obtain any necessary approvals, such requirements or limitations or additional costs could adversely affect the combined company’s ability to integrate the operations of the Company with those of Anthem, and could result in a material adverse effect on the combined company’s revenues or results of operations. In addition, achieving the anticipated benefits of the merger will depend in part upon whether the two companies integrate their businesses in an efficient and effective manner. Because of the complex nature of the integration process, WellPoint cannot provide any assurances regarding the ultimate success of these integration activities.

A stockholder class action lawsuit was filed in the Superior Court of Ventura County, California on October 28, 2003 against the Company and its board of directors. The lawsuit, which is entitled Abrams v. WellPoint Health Networks Inc., et al., alleges that the Company’s directors breached their fiduciary duties to stockholders by approving an Agreement and Plan of Merger with Anthem while in possession of non-public information regarding the Company’s financial results for the third quarter of 2003. The lawsuit seeks to enjoin the Company from consummating the merger with Anthem, unless the Company adopts and implements a process for obtaining the highest possible price for stockholders, and to rescind any terms of the Agreement and Plan of Merger that have already been implemented.  On May

7, 2004, WellPoint and the plaintiff signed a memorandum of understanding regarding a potential settlement of the action.  The potential settlement contemplated by the memorandum of understanding involves WellPoint agreeing to provide certain additional disclosures on several matters in the joint proxy statement/prospectus sent to WellPoint’s stockholders beyond those contained in the preliminary proxy statement/prospectus.  The settlement would also provide for the payment by WellPoint of $2.25 million to the plaintiff’s counsel for fees and costs (subject to court approval).  No part of the settlement costs will be paid by the WellPoint directors individually.  The settlement would not involve any admissions of breaches of fiduciary duty or other wrongdoing by WellPoint or any of its directors.  The settlement and payment of the plaintiff’s counsel fees would be conditioned upon, among other things, completion of the merger.  Any final settlement agreement signed by the parties must be approved by the Superior Court judge assigned to the matter.  While WellPoint expects to diligently negotiate the terms of a final settlement agreement, there can be no assurances that a settlement agreement will be signed.

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

In May 2000, the California Medical Association filed a lawsuit in U.S. district court in San Francisco against BCC. The lawsuit alleges that BCC violated the Racketeer Influenced and Corrupt Organizations Act (“RICO”) through various misrepresentations to and inappropriate actions against health care providers. In late 1999, a number of class-action lawsuits were brought against several of the Company’s competitors alleging, among other things, various misrepresentations regarding their health plans and breaches of fiduciary obligations to health plan members. In August 2000, the Company was added as a party to Shane v. Humana, et al., a class-action lawsuit brought on behalf of health care providers nationwide. In addition to the RICO claims brought in the California Medical Association lawsuit, this lawsuit also alleges violations of ERISA, federal and state “prompt pay” regulations and certain common law claims. In October 2000, the federal Judicial Panel on Multidistrict Litigation issued an order consolidating the California Medical Association lawsuit, the Shane lawsuit and various other pending managed care class-action lawsuits against other companies before District Court Judge Federico Moreno in the Southern District of Florida for purposes of the pretrial proceedings. In March 2001, Judge Moreno dismissed the plaintiffs’ claims based on violation of RICO, although the dismissal was made without prejudice to the plaintiffs’ ability to subsequently refile their claims. Judge Moreno also dismissed, with prejudice, the plaintiffs’ federal prompt pay law claims. On March 26, 2001, the plaintiffs filed an amended complaint in its lawsuit, alleging, among other things, revised RICO claims and violations of California law. On May 3, 2001, the defendants filed a motion to dismiss this amended complaint. On May 9, 2001, Judge Moreno issued an order requiring that all discovery in the litigation be completed by December 2001, with the exception of discovery related to expert witnesses, which was to be completed by March 15, 2002. In June 2001, the federal Court of Appeals for the 11th Circuit issued a stay of Judge Moreno’s discovery order, pending a hearing before the Court of Appeals on the Company’s appeal of its motion to compel arbitration (which had earlier been granted in part and denied in part by Judge Moreno). The hearing was held in January 2002 and, in March 2002, the Court of Appeals panel issued an opinion affirming Judge Moreno’s earlier action with respect to the motion to compel arbitration. The Company filed a motion requesting a rehearing of the matter before the entire 11th Circuit Court of Appeals, which motion was denied by the 11th Circuit Court of Appeals in June 2002. On July 29, 2002, Judge Moreno issued an order providing that discovery in the case would be allowed to re-commence on September 30, 2002. On September 26, 2002, Judge Moreno issued an additional order certifying a nationwide class of physicians in the Shane matter, setting a trial date in May 2003 and ordering the parties to participate in non-binding mediation. In October 2002, the defendants, among other things, moved to compel arbitration of most claims (which motion was granted in part in September 2003). In October 2002, the Company also filed a motion with the 11th Circuit Court of Appeals seeking to appeal Judge Moreno’s class-certification order. The motion was granted. The 11th Circuit heard oral argument on September 11, 2003 on the Company’s appeal. A mediator has been appointed by Judge Moreno and the parties are currently conducting court-ordered mediation. On April 30, 2004, Judge Moreno set a new trial date in March 2005 and extended the deadline for expert discovery to September 29, 2004, which may be further extended.

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

In May 2003, a lawsuit entitled Thomas, et al. v. Blue Cross and Blue Shield Association, et al. was filed in the U.S. District Court in the Southern District of Florida. The attorneys representing the plaintiffs in the lawsuit are primarily the attorneys representing the plaintiffs in the Shane litigation described above. The defendants in Thomas are the Company’s Blue

Cross and Blue Shield-licensed subsidiaries, the BCBSA and all of the other current Blue Cross and Blue Shield licensees. The lawsuit alleges that each of the defendants engaged in similar activities and conduct as that alleged in the Shane litigation. The case has been assigned to Judge Moreno. The defendants have moved to compel arbitration and to dismiss the complaint. Class-certification discovery has been initiated and is on-going. The deadline for class-certification discovery is December 31, 2004.

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

In October 2003, a lawsuit entitled Solomon, et al. v. Cigna, et al. was filed in the U.S. District Court in the Southern District in Florida. The Company is a named defendant in this lawsuit. This lawsuit is also a putative class action brought on behalf of chiropractors, podiatrists and certain other types of health care practitioners nationwide. This lawsuit also alleges that the defendants engaged in similar activities and conduct as that alleged in the Shane litigation. On December 15, 2003, this lawsuit was transferred to Judge Moreno, and the case was consolidated with the Knecht lawsuit for pre-trial purposes. Both of these cases are currently stayed. In December 2003, the plaintiffs in Solomon, et al. v. Cigna, et al. filed a similar lawsuit against the Company, the Company’s Blue Cross and Blue Shield-licensed subsidiaries, the BCBSA and all of the other current Blue Cross and Blue Shield licensees. The lawsuit is entitled Solomon, et al. v. Blue Cross and Blue Shield Association, et al. and was filed in the U.S. District Court in the Southern District in Florida. On January 7, 2004, this lawsuit was transferred to Judge Moreno. On March 9, 2004, Judge Moreno issued an order restoring this case to the active docket and placing it on a coordinated track with the Thomas lawsuit.

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

One of the Company’s wholly owned subsidiaries operates as a pharmacy benefit manager (“PBM”) under the trade name WellPoint Pharmacy Management. The PBM industry faces a number of risks and uncertainties in addition to those facing the Company’s core health plan business. Such risks and uncertainties include the application of federal and state anti-remuneration laws (generally known as “anti-kickback” laws), whether PBMs operate as fiduciaries under the Employee Retirement Income Security Act of 1974 (“ERISA”) and are in compliance with their obligations under ERISA or other laws in connection with the development and implementation of items such as formularies, preferred drug listings and therapeutic intervention programs, and potential liability regarding the use of patient-identifiable medical information. In addition, a number of federal and state legislative proposals are being considered that could affect a variety of PBM industry practices, such as the receipt of rebates from pharmaceutical manufacturers. The Company believes that its PBM business is currently being conducted in compliance in all material respects with applicable legal requirements. However, there can be no assurance that the Company’s PBM business will not be subject to challenge under various laws and regulations, or that any such challenge will not have a material adverse effect upon the Company’s results of operations or financial condition. In addition, future legislative enactments affecting the PBM industry could have a material adverse effect upon the Company’s results of operations and financial condition.

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

Review by Independent Registered Public Accounting Firm

With respect to the unaudited consolidated financial information of WellPoint Health Networks Inc. for the three-month and six-month periods ended June 30, 2004 and 2003, PricewaterhouseCoopers LLP (“PricewaterhouseCoopers”) reported that they have applied limited procedures in accordance with professional standards for a review of such information.  However, their separate report dated July 23, 2004, except Note 16 as to which the date is August 3, 2004, appearing herein states that they did not audit and they do not express an opinion on that unaudited consolidated financial information.  Accordingly, the degree of reliance on their report on such information should be restricted in light of the limited nature of the review procedures applied.  PricewaterhouseCoopers is not subject to the liability provisions of Section 11 of the Securities Act of 1933 for their report on the unaudited consolidated financial information because that report is not a “report” or a “part” of the registration statement prepared or certified by PricewaterhouseCoopers within the meaning of Sections 7 and 11 of the Act.

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

As of June 30, 2004, the Company’s current investment securities at fair value, totaled $6.8 billion, of which 86.5% was invested in fixed-income securities and the remaining 13.5% was invested in equity securities. The Company has evaluated the pre-tax net impact to the fair value of its fixed-income investments over a 12-month period from a hypothetical change in all interest rates of 100, 200 and 300 basis points (“bp”). In doing so, optionality was addressed through Monte Carlo simulation of the price behavior of securities with embedded options. In addressing prepayments on mortgage-backed securities, the model follows the normal market practice of estimating a non-interest rate sensitive component (primarily related to relocations) and an interest-sensitive component (primarily related to refinancings) separately. The model is based on statistical techniques applied to historical prepayment and market data, and then incorporates forward-looking mortgage market research and judgments about future prepayment behavior. Changes in the fair value of the investment portfolio, net of tax, are reflected in the balance sheet through stockholders’ equity. The results of this analysis as of June 30, 2004 are shown in the table below.

	Decrease in fair value given an interest rate increase of:
	100 bp	200 bp	300 bp
	(In millions)

Fixed Income Portfolio	$(198.6)	$(394.5)	$(584.2)

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

Interest Rate Swap Agreements

On January 15, 2002, the Company entered into a $200.0 million notional amount interest rate swap agreement with respect to its 2006 Notes. The swap agreement is a contract to exchange a fixed 6 3/8% rate for a LIBOR-based floating rate. The swap agreement expires June 15, 2006. In anticipation of the completion of the pending merger with Anthem, in June 2004 the Company terminated this interest rate swap agreement and received proceeds of $4.6 million. No gain was recognized under this transaction since the accounting adjustment to the carrying amount of the 2006 Notes of $4.6 million is treated as a premium and will be amortized as a reduction to interest expense over the remaining life of the 2006 Notes (through June 15, 2006). (See Note 10 to the Consolidated Financial Statements.)

The Company has from time to time entered into additional interest rate swap agreements in order to reduce the volatility of interest expense resulting from changes in interest rates. As of December 31, 2001, the Company had entered into $200.0 million of floating to fixed-rate swap agreements, which consisted of a $150.0 million notional amount swap agreement at 6.99% and a $50.0 million notional amount swap agreement at 7.06%. As of December 31, 2001, the Company also had $235.0 million of LIBOR-based floating rate debt outstanding. In September 2002, the Company terminated these two fixed-rate swap agreements with an aggregate cash settlement of $17.6 million, of which $1.8 million was accrued interest and the remaining $15.8 million represented the fair value of the swap agreements at the time of termination and is being amortized over the term of the original swap agreements. As of June 30, 2004, the remaining balance to be amortized was $4.4 million. (See Note 10 to the Consolidated Financial Statements for further discussion.)

Equity Price Risk

As of June 30, 2004, the Company’s equity securities were composed primarily of domestic stocks. Assuming an immediate decrease of 10% in market value, as of June 30, 2004, the hypothetical pre-tax loss in fair value of stockholders’ equity is estimated to be approximately $92.4 million.

ITEM 4.     Controls and Procedures

The Company maintains “disclosure controls and procedures,” as such term is defined in Rules 13a-15(e) and 15d-15(e) of the rules and regulations under the Securities Exchange Act of 1934, as amended (the “Exchange Act”).  These disclosure controls and procedures are designed to ensure that information required to be disclosed in the Company’s Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission (the “SEC”), and that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures.  As of June 30, 2004, the Company has carried out an evaluation under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based upon their evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective in ensuring that material information relating to the Company is made known to the Chief Executive Officer and Chief Financial Officer by others within the Company during the period in which this quarterly report on Form 10-Q was being prepared.

There has been no change in the Company’s internal control over financial reporting during the period covered by this quarterly report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II.                         OTHER INFORMATION

ITEM 1.     Legal Proceedings

A stockholder class action lawsuit was filed in the Superior Court of Ventura County, California on October 28, 2003 against the Company and its board of directors. The lawsuit, which is entitled Abrams v. WellPoint Health Networks Inc., et al., alleges that the Company’s directors breached their fiduciary duties to stockholders by approving an Agreement and Plan of Merger with Anthem while in possession of non-public information regarding the Company’s financial results for the third quarter of 2003. The lawsuit seeks to enjoin the Company from consummating the merger with Anthem, unless the Company adopts and implements a process for obtaining the highest possible price for stockholders, and to rescind any terms of the Agreement and Plan of Merger that have already been implemented.  On May 7, 2004, WellPoint and the plaintiff signed a memorandum of understanding regarding a potential settlement of the action.  The potential settlement contemplated by the memorandum of understanding involves WellPoint agreeing to provide certain additional disclosures on several matters in the joint proxy statement/prospectus sent to WellPoint’s stockholders beyond those contained in the preliminary proxy statement/prospectus.  The settlement would also provide for the payment by WellPoint of $2.25 million to the plaintiff’s counsel for fees and costs (subject to court approval).  No part of the settlement costs will be paid by the WellPoint directors individually.  The settlement would not involve any admissions of breaches of fiduciary duty or other wrongdoing by WellPoint or any of its directors.  The settlement and payment of the plaintiff’s counsel fees would be conditioned upon, among other things, completion of the merger.  Any final settlement agreement signed by the parties must be approved by the Superior Court judge assigned to the matter.  While WellPoint expects to diligently negotiate the terms of a final settlement agreement, there can be no assurances that a settlement agreement will be signed.

See “Factors That May Affect Future Results of Operations” for a discussion of additional various pending legal matters involving the Company and its subsidiaries. The Company’s annual report on Form 10-K for the year ended December 31, 2003, as amended by Amendment No. 1 on Form 10-K/A, also contains a discussion of various pending legal matters.

ITEM 2.   Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

During the quarter ended June 30, 2004, the Company had one outstanding stock repurchase program. The Company’s stock repurchase program is primarily intended to reduce the dilutive effect of its employee stock option and stock purchase plans. The amount the Company spends and the number of shares repurchased varies based on a variety of factors, including employee stock option grants and the stock price.

A summary of the Company’s repurchase activity for the quarter ended June 30, 2004 is as follows:

	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program (2)	Maximum Number of Shares that May Yet Be Purchased Under the Program
April 1 – April 30	—	$—	—	6,198,400
May 1 – May 31	—	$—	—	6,198,400
June 1 – June 30	942,493	$111.54	—	6,198,400
Total	942,493	$111.54	—

(1)          All shares purchased during the quarter ended June 30, 2004 were due to shares delivered to or withheld by the Company in connection with stock-for-stock stock option exercises and employee payroll tax withholding upon exercise of stock options and vesting of restricted stock. Stock grants to employees and directors and stock issued for stock option plans and stock purchase plans in the Consolidated Statement of Changes in Stockholders’ Equity are shown net of these shares purchased.

(2)          The board of directors of the Company has previously authorized the Company to repurchase up to 35.5 million shares of the Company’s Common Stock.

ITEM 4.    Submission of Matters to a Vote of Security Holders

On June 28, 2004, a special meeting of stockholders of the Company was held. The agenda item for such meeting is shown below, together with the vote of the Company’s Common Stock with respect to such agenda item.

1.               Proposal to adopt the Amended and Restated Agreement and Plan of Merger, effective as of October 26, 2003, among Anthem, Inc., Anthem Holding Corp. and the Company.

Votes FOR:	114,239,790
Votes AGAINST:	2,690,681
Votes ABSTAIN:	1,237,934
Broker non-votes:	0

ITEM 6.  Exhibits and Reports on Form 8-K

(a)          Exhibits

See Exhibit Index.

(b)         Reports on Form 8-K

On April 22, 2004, the Company furnished a current report on Form 8-K dated April 21, 2004, which attached a copy of the Company’s press release dated April 21, 2004 regarding the Company’s earnings for the quarter ended March 31, 2004.

On May 6, 2004, the Company furnished a current report on Form 8-K dated May 6, 2004, which attached the text of certain information provided and to be provided by the Company during various investor conferences.

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

WELLPOINT HEALTH NETWORKS INC.
Registrant

Date: August 9, 2004	By:	/s/ LEONARD D. SCHAEFFER
Leonard D. Schaeffer
Chairman of the Board of Directors
and Chief Executive Officer

Date: August 9, 2004	By:	/s/ DAVID C. COLBY
David C. Colby
Executive Vice President
and Chief Financial Officer

Date: August 9, 2004	By:	/s/ KENNETH C. ZUREK
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

4.05	Form of Note evidencing the Registrant’s 6 3 / 8% Notes due 2006, incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K dated June 12, 2001.

4.06	Form of Note evidencing the Registrant’s 6 3 / 8% Notes due 2012, incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K dated January 11, 2002.

10.01*	Amendment to the WellPoint 401(k) Retirement Savings Plan executed on July 9, 2004.

10.02*	Amendment dated June 28, 2004 to the WellPoint Health Networks Inc. 1999 Executive Officer Annual Incentive Plan.

10.03*	Amendment dated June 28, 2004 to the WellPoint Health Networks Inc. Management Bonus Plan.

15.01	Letter on unaudited interim financial information.

31.01	Certifications.

32.01	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350.

32.02	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350.

* Management contract or compensatory plan or arrangement