Form 10-Q
period 2004-09-30
WELLPOINT HEALTH NETWORKS INC /DE/
filed 2004-11-09
CIK 1013220

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2004

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

As of November 2, 2004, there were approximately 156,362,415 shares of Common Stock, $0.01 par value of the registrant outstanding.

PART I. FINANCIAL INFORMATION

ITEM 1.      Financial Statements

WellPoint Health Networks Inc.

Consolidated Balance Sheets

	September 30,	December 31,
(In thousands, except share data)	2004	2003
	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$1,118,086	$1,030,327
Investments - available-for-sale, at fair value	7,127,942	6,726,802
Securities lending collateral	900,526	914,173
Receivables, net	1,629,523	1,356,107
Deferred tax assets, net	322,437	355,110
Other current assets	363,176	258,588
Total Current Assets	11,461,690	10,641,107
Property and equipment, net	476,561	441,936
Intangible assets, net	915,683	950,954
Goodwill, net	2,305,251	2,321,208
Long-term investments, at market value	199,736	161,784
Other non-current assets	286,496	271,689
Total Assets	$15,645,417	$14,788,678

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Medical claims payable	$2,656,742	$2,747,074
Reserves for future policy benefits	110,604	129,135
Unearned premiums	686,505	629,831
Accounts payable and accrued expenses	1,492,483	1,411,391
Experience rated and other refunds	235,618	267,382
Income taxes payable	201,764	241,979
Security trades pending payable	149,224	27,456
Securities lending payable	900,526	914,173
Other current liabilities	703,118	712,273
Total Current Liabilities	7,136,584	7,080,694
Accrued postretirement benefits	156,733	152,738
Reserves for future policy benefits, non-current	318,665	288,197
Long-term debt	1,002,276	1,238,267
Deferred tax liabilities	331,532	370,737
Other non-current liabilities	239,221	228,096
Total Liabilities	9,185,011	9,358,729
Stockholders’ Equity:
Preferred Stock - $0.01 par value, 50,000,000 shares authorized, none issued and outstanding	—	—
Common Stock - $0.01 par value, 300,000,000 shares authorized, 159,598,310 and 157,006,322 issued at September 30, 2004 and December 31, 2003, respectively	1,596	1,570
Treasury stock, at cost, 3,316,582 and 4,248,172 shares at September 30, 2004 and December 31, 2003, respectively	(276,775)	(298,049)
Additional paid-in capital	2,452,270	2,348,506
Retained earnings	4,160,697	3,250,483
Accumulated other comprehensive income	122,618	127,439
Total Stockholders’ Equity	6,460,406	5,429,949
Total Liabilities and Stockholders’ Equity	$15,645,417	$14,788,678

See the accompanying notes to the Consolidated Financial Statements.

WellPoint Health Networks Inc.

Consolidated Income Statements

(Unaudited)

	Quarter Ended September 30,		Nine Months Ended September 30,
(In thousands, except earnings per share)	2004	2003	2004	2003
Revenues:
Premium revenue	$5,463,223	$4,763,859	$16,127,510	$13,967,018
Management services and other revenue	308,180	219,695	918,257	667,332
Investment income	76,669	65,455	228,862	195,807
	5,848,072	5,049,009	17,274,629	14,830,157
Operating Expenses:
Health care services and other benefits	4,412,655	3,792,105	12,964,376	11,279,272
Selling expense	227,926	200,562	668,448	593,796
General and administrative expense	655,038	624,258	2,050,771	1,791,927
	5,295,619	4,616,925	15,683,595	13,664,995
Operating Income	552,453	432,084	1,591,034	1,165,162
Interest expense	12,169	12,645	37,379	38,108
Other expense, net	15,188	9,074	36,632	20,724
Income before Provision for Income Taxes	525,096	410,365	1,517,023	1,106,330
Provision for income taxes	210,038	164,146	606,809	442,589
Net Income	$315,058	$246,219	$910,214	$663,741

Earnings Per Share	$2.02	$1.68	$5.86	$4.55

Earnings Per Share Assuming Full Dilution	$1.97	$1.63	$5.68	$4.42

Weighted Average Shares Outstanding	156,012	146,626	155,261	145,987

Fully Diluted Weighted Average Shares Outstanding	160,211	150,845	160,257	150,084

See the accompanying notes to the Consolidated Financial Statements.

WellPoint Health Networks Inc.

Consolidated Statement of Changes in Stockholders’ Equity

(Unaudited)

								Accumulated
		Common Stock				Additional		Other
	Preferred	Issued		In Treasury		Paid-in	Retained	Comprehensive
(In thousands)	Stock	Shares	Amount	Shares	Amount	Capital	Earnings	Income	Total
Balance as of December 31, 2003	$—	157,006	$1,570	4,248	$(298,049)	$2,348,506	$3,250,483	$127,439	$5,429,949
Stock grants to employees and directors		738	7	(519)	33,578	22,348			55,933
Stock issued for employee stock option plans and stock purchase plans		1,854	19	(1,799)	123,393	133,660			257,072
Stock repurchased, at cost				1,387	(135,697)				(135,697)
Net losses from treasury stock reissued						(52,244)			(52,244)
Comprehensive income
Net income							910,214		910,214
Other comprehensive income, net of tax
Change in unrealized valuation adjustment on investment securities, net of reclassification adjustment								(4,821)	(4,821)
Total comprehensive income							910,214	(4,821)	905,393

Balance as of September 30, 2004	$—	159,598	$1,596	3,317	$(276,775)	$2,452,270	$4,160,697	$122,618	$6,460,406

See the accompanying notes to the Consolidated Financial Statements.

WellPoint Health Networks Inc.

Consolidated Statements of Cash Flows

(Unaudited)

	Nine Months Ended September 30,
(In thousands)	2004	2003
Cash flows from operating activities:
Net income	$910,214	$663,741
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization, net of accretion	151,199	123,132
Gain on sales of assets, net	(23,030)	(12,452)
Provision (benefit) for deferred income taxes	15,271	(32,464)
Amortization of deferred gain on sale of building	(392)	—
Accretion of interest on 6 3/8% Notes due 2012 and 6 3/8% Notes due 2006	226	212
Amortization of deferred gain on termination of 2002 interest rate swap on 6 3/8% Notes due 2006	(561)	—
(Increase) decrease in certain assets, net of effect of businesses acquired and sold:
Receivables, net	(154,420)	(232,086)
Other current assets	(82,559)	(57,186)
Other non-current assets	(25,091)	(6,194)
Increase (decrease) in certain liabilities, net of effect of businesses acquired and sold:
Medical claims payable	(90,346)	86,973
Reserves for future policy benefits	11,937	10,931
Unearned premiums	56,674	220
Accounts payable and accrued expenses	108,008	77,747
Experience rated and other refunds	(31,764)	10,475
Income taxes payable	102,723	35,391
Other current liabilities	8,966	100,640
Accrued postretirement benefits	3,995	5,106
Other non-current liabilities	11,517	16,097
Net cash provided by operating activities	972,567	790,283
Cash flows from investing activities:
Investments purchased	(5,151,375)	(7,890,081)
Proceeds from investments sold and matured	4,707,925	6,803,090
Property and equipment purchased	(123,081)	(101,645)
Proceeds from property and equipment sold	8,015	5,561
Acquisition of new businesses, net of cash acquired	—	(405,420)
Additional cash used for prior period acquisitions	(14,205)	—
Proceeds from sale of business, net of cash transferred	1,262	—
Net cash used in investing activities	(571,459)	(1,588,495)
Cash flows from financing activities:
Net (repayment) borrowing of commercial paper	(230,471)	274,620
Proceeds from termination of 2002 interest rate swap on 6 3/8% Notes due 2006	4,633	—
Change in advances on securities lending payable	(13,647)	417,137
Proceeds from issuance of Common Stock	61,833	105,467
Common Stock repurchased	(135,697)	(268,565)
Net cash (used) provided by financing activities	(313,349)	528,659
Net increase (decrease) in cash and cash equivalents	87,759	(269,553)
Cash and cash equivalents at beginning of period	1,030,327	1,355,616
Cash and cash equivalents at end of period	$1,118,086	$1,086,063

See the accompanying notes to the Consolidated Financial Statements.

WellPoint Health Networks Inc.

Notes to Consolidated Financial Statements

(Unaudited)

1.              Organization

WellPoint Health Networks Inc. (the “Company” or “WellPoint”) is one of the nation’s largest publicly traded managed health care companies. As of September 30, 2004, WellPoint had approximately 15.6 million medical members (including approximately 1.3 million BlueCard “host” members) and approximately 46.8 million specialty members. Host members are members who reside in a state in which a WellPoint subsidiary is the Blue Cross and/or Blue Shield licensee and who are covered under an employer-sponsored health plan issued by a non-WellPoint controlled Blue Cross and/or Blue Shield licensee. Through its subsidiaries, the Company offers a broad spectrum of network-based managed care plans to the large and small employer, individual, Medicaid and senior markets. The Company’s managed care plans include preferred provider organizations (“PPOs”), health maintenance organizations (“HMOs”), point-of-service (“POS”) plans, other hybrid plans and traditional indemnity plans. In addition, the Company offers managed care services, including underwriting, actuarial services, network access, medical management and claims processing. The Company also provides a broad array of specialty and other products and services including pharmacy benefits management, dental, vision, life insurance, preventive care, disability insurance, behavioral health, COBRA and flexible benefits account administration. With its acquisition of Cobalt Corporation, the Company also offers workers’ compensation insurance products and is currently the largest Medicare Part A fiscal intermediary in the nation, processing claims for providers in all 50 states. The Company markets its products in California primarily under the name Blue Cross of California, in Georgia primarily under the name Blue Cross Blue Shield of Georgia, in most parts of Missouri (except Kansas City and surrounding counties) primarily under the name Blue Cross Blue Shield of Missouri, in Wisconsin primarily under the names Blue Cross Blue Shield of Wisconsin and CompcareBlue and in various parts of the country under the names UniCare and HealthLink. These products are marketed by the Company’s various operating subsidiaries throughout the United States. The Company’s customer base is diversified, with extensive membership among large and small employer groups and individuals and in the Medicare and Medicaid markets.

2.              Basis of Presentation

The accompanying unaudited consolidated financial statements of WellPoint have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial reporting.  In accordance with the rules and regulations of the SEC, certain footnotes or other financial information have been condensed or omitted if they substantially duplicate the disclosures contained in the Company’s annual audited financial statements.  In the opinion of management, the interim financial statements reflect all material adjustments (which are of a normal recurring nature) necessary for a fair statement of its financial position as of September 30, 2004, the results of its operations for the quarters and nine months ended September 30, 2004 and 2003, its changes in stockholders’ equity for the nine months ended September 30, 2004 and its cash flows for the nine months ended September 30, 2004 and 2003.  The results of operations for the interim periods presented are not necessarily indicative of the operating results for the full year.  These unaudited consolidated financial statements should be read together with the consolidated financial statements and notes included in the Company’s annual report on Form 10-K for the year ended December 31, 2003. The Company has reclassified certain prior year amounts in the accompanying unaudited consolidated financial statements to conform to the 2004 presentation.

3.              Stock-Based Compensation

At September 30, 2004, the Company had three stock-based employee compensation plans: the 1999 Stock Incentive Plan, the 2000 Employee Stock Option Plan and the Employee Stock Purchase Plan. In addition, the Company has assumed outstanding stock options granted under stock plans of acquired companies in connection with the acquisition of those companies. The Company accounts for these plans under the recognition and measurement principles of APB Opinion No. 25, “Accounting for Stock Issued to Employees” and related FASB interpretations. Accordingly, compensation cost for stock options under existing plans is measured as the excess, if any, of the quoted market price of the Company’s Common Stock at the date of the grant over the amount an employee must pay to acquire the stock. No stock-based employee compensation cost is reflected in net income related to stock options granted because options granted under those plans had an exercise price equal to the market value of the underlying Common Stock on the date of grant. In addition, no compensation expense is recorded for purchases under the Employee Stock Purchase Plan in accordance with APB No. 25.

Employee stock-based compensation included in reported net income includes restricted stock awards, which is amortized over the applicable vesting periods of the awards. The vesting period is generally three years from the date of the grant. During the nine months ended September 30, 2004, 563,000 restricted shares, net of forfeitures, of Company Common Stock with purchase prices below current fair market value were granted to employees of the Company with a fair value at the date of grant of $57.6 million. During the quarter and nine months ended September 30, 2004, the Company recorded approximately $4.4 million and $13.5 million, respectively, in vested stock-based compensation. The Company did not record any vested stock-based compensation during the quarter ended September 30, 2003. During the nine months ended September 30, 2003, the Company recorded approximately $0.9 million in vested stock-based compensation. As of September 30, 2004, total unearned compensation from all non-vested stock awards totaled $45.2 million.

The following table illustrates the pro forma effect on net income and earnings per share if the Company had applied the fair value recognition provisions of Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” as amended by Statement of Financial Accounting Standards No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure,” for the quarters and nine months ended September 30, 2004 and 2003.

	Quarter Ended September 30,		Nine Months Ended September 30,
(In millions, except per share amounts)	2004	2003	2004	2003

Net income—as reported	$315.1	$246.2	$910.2	$663.7
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	2.6	—	8.1	0.5
Less: Total stock—based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(19.2)	(18.0)	(80.7)	(53.4)
Net income—pro forma	$298.5	$228.2	$837.6	$610.8

Earnings per share—as reported	$2.02	$1.68	$5.86	$4.55
Earnings per share—pro forma	$1.91	$1.56	$5.39	$4.18
Earnings per share assuming full dilution—as reported	$1.97	$1.63	$5.68	$4.42
Earnings per share assuming full dilution—pro forma	$1.86	$1.51	$5.23	$4.07

The above pro forma disclosures may not be representative of the effects on reported pro forma net income for future years.

4.     Supplemental Significant Accounting Policies

Principles of Consolidation

All of the Company’s majority owned subsidiaries, including the Company’s 51% interest in a community health partnership network (“CHPN”), are accounted for under the consolidation method of accounting as required under Statement of Financial Accounting Standards No. 94, “Consolidation of All Majority-Owned Subsidiaries” (“SFAS No. 94”).  As of September 30, 2004, an agreement to dissolve the CHPN has been reached. Joint ventures in which the Company owns a 50% interest are recorded under the equity method of accounting as required by SFAS No. 94.  Other investments in which the Company owns less than 50% of the voting stock are recorded in accordance with Accounting Principles Board No. 18, “The Equity Method of Accounting for Investments in Common Stock” (“APB No. 18”). The Company maintains certain investments in enterprises in which the Company owns less than 20% of the voting stock that are accounted for under the equity method of accounting as a result of the Company’s ability to exert significant influence over the operating and financial policies of the enterprise, as defined in APB No. 18.

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

On December 8, 2003, the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (“MMA”) was signed into law. MMA introduced a voluntary Medicare Part D prescription drug benefit and created a new 28% federal subsidy for the sponsors of postretirement prescription drug benefits that are at least actuarially equivalent to the new Medicare Part D benefit. The Company has determined that it qualifies for the subsidy under MMA. In May 2004, the FASB issued FASB Staff Position No. FAS 106-2, “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003” (“FSP FAS 106-2”). Under FSP FAS 106-2, sponsors must consider the two new features of MMA in measuring the accumulated postretirement benefit obligation (“APBO”) and net periodic postretirement benefit cost. In accordance with FSP FAS 106-2, the Company made a one-time election to recognize the impact of MMA as of December 31, 2003. Accordingly, any measures of the APBO and net periodic postretirement benefit cost in the Company’s Consolidated Financial Statements and the related footnotes for the year ended December 31, 2003 included the effects of MMA. The impact of the adoption of the FSP FAS 106-2 on the Company’s Consolidated Financial Statements as of December 31, 2003 resulted in a reduction in the APBO of $7.9 million. The reduction in the 2004 net periodic postretirement benefit cost for the quarter and nine months ended September 30, 2004 was $0.3 million and $0.9 million, respectively.

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

On September 24, 2003, the Company completed its acquisition of Cobalt, the parent company of Blue Cross Blue Shield of Wisconsin. Cobalt served approximately 675,000 medical members (excluding BlueCard “host” members) as of September 30, 2003. The transaction was effective as of September 30, 2003 for accounting purposes. The operating results for Cobalt are included in WellPoint’s consolidated income statement for periods following September 30, 2003. Under the terms of the transaction, total consideration paid to all holders of Cobalt common stock in the merger was approximately $427.5 million in cash and approximately 7.3 million newly issued shares of WellPoint Common Stock (which included approximately 2.1 million shares issued to affiliates). The total purchase price of approximately $884.9 million valued as of September 24, 2003 was used to purchase net assets with a fair value of approximately $251.0 million. Included in the total purchase price was $12.1 million used to retire Cobalt’s existing long-term debt at the time of acquisition. As a result of the acquisition of Cobalt, the Company incurred $38.2 million in expenses, primarily related to transaction costs. Generally accepted accounting principles require that these expenses, which are not associated with the generation of future revenues and have no future economic benefit, be reflected as assumed liabilities in the allocation of the purchase price to the net assets acquired.  Goodwill and other intangibles totaling $829.6 million includes $96.5 million of deferred tax liabilities relating to identified intangibles. Identified intangibles with definite useful lives are being amortized on a straight-line basis or the timing of related cash flows depending upon the expected amortization pattern over three to 23  years. Except for the valuation of deferred taxes, the valuation of certain assets and liabilities and the implementation of the integration plan are now complete and the allocation between goodwill and intangible assets recorded as of September 30, 2004 is final. The purchase price allocation between goodwill and identifiable intangible assets is $588.3 million and $241.3 million, respectively. The entire goodwill amount of $588.3 million is not deductible for tax purposes.

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

The changes in the carrying amount of goodwill by reportable segment are as follows:

(In thousands)	Health Care	Specialty	Corporate and Other	Consolidated
Balance as of January 1, 2003	$1,676,800	$14,971	$—	$1,691,771
Goodwill acquired during 2003	607,826	17,248	2,892	627,966
Final purchase accounting adjustments for RightCHOICE goodwill	1,471	—	—	1,471
Balance as of December 31, 2003	2,286,097	32,219	2,892	2,321,208
Final purchase accounting adjustments for Cobalt goodwill	(19,518)	—	—	(19,518)
Other goodwill adjustments	—	46	3,515	3,561
Balance as of September 30, 2004	$2,266,579	$32,265	$6,407	$2,305,251

On October 31, 2003, WellPoint completed its acquisition of Health Core, as discussed in Note 6. As a result of the acquisition of Health Core, the Company recorded $6.4 million of goodwill as of September 30, 2004.

On September 24, 2003, WellPoint completed its acquisition of Cobalt, as discussed in Note 6. As a result of the acquisition of Cobalt, the Company recorded $588.3 million of goodwill and $241.3 million of identifiable intangible assets as of September 30, 2004. The Company assumes no residual value for its amortizable intangible assets. The following table presents details of the acquired amortized and non-amortized intangible assets of Cobalt at cost as of September 30, 2004.

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

The gross carrying value, accumulated amortization and net carrying value of other intangible assets of the Company as of September 30, 2004 and December 31, 2003 were as follows:

(In thousands)	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Amortizat- ion Period (in years)
As of September 30, 2004
Amortized intangible assets:
Provider relationships	$33,424	$6,606	$26,818	10 to 25
Customer contracts and related customer relationships	427,974	143,853	284,121	1.5 to 20
Other	21,968	11,458	10,510	5 to 20
Total amortized intangible assets	483,366	161,917	321,449

Non-amortized intangible assets:
Provider relationships	17,674	98	17,576	Indefinite
Trade names and service marks	579,300	2,642	576,658	Indefinite
Total non-amortized intangible assets	596,974	2,740	594,234

Total other intangible assets	$1,080,340	$164,657	$915,683

(In thousands)	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Amortizat- ion Period (in years)
As of December 31, 2003
Amortized intangible assets:
Provider relationships	$33,424	$5,349	$28,075	10 to 25
Customer contracts and related customer relationships	427,974	111,351	316,623	1.5 to 20
Other	21,968	9,946	12,022	5 to 20
Total amortized intangible assets	483,366	126,646	356,720

Non-amortized intangible assets:
Provider relationships	17,674	98	17,576	Indefinite
Trade names and service marks	579,300	2,642	576,658	Indefinite
Total non-amortized intangible assets	596,974	2,740	594,234

Total other intangible assets	$1,080,340	$129,386	$950,954

For the quarters ended September 30, 2004 and 2003, amortization expense relating to intangible assets was $11.8 million and $9.3 million, respectively. For the nine months ended September 30, 2004 and 2003, amortization expense relating to intangible assets was $35.3 million and $27.4 million, respectively. The following table presents the Company’s estimated annual amortization expense for amortized intangible assets for each of the years ending December 31, 2004, 2005, 2006, 2007 and 2008 (amounts in thousands). These estimates were calculated based on the gross carrying value of amortized intangible assets as of September 30, 2004 using the applicable amortization period.

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

Estimated net periodic pension expense for the Company’s defined benefit pension plans included the following components:

	Quarter Ended September 30,
(In thousands)	2004	2003

Service cost—benefits earned	$2,428	$4,888
Interest cost on projected benefits obligations	4,693	4,910
Expected return on plan assets	(9,626)	(4,902)
Amortization of prior service cost	11	24
Recognized net actuarial (gain) loss	(1,055)	2,206
Curtailment charge	—	310
Net periodic pension (benefit) expense	$(3,549)	$7,436

	Nine Months Ended September 30,
(In thousands)	2004	2003

Service cost—benefits earned	$6,130	$14,664
Interest cost on projected benefits obligations	18,107	14,730
Expected return on plan assets	(24,999)	(14,706)
Amortization of prior service cost	59	72
Recognized net actuarial loss	2,950	6,618
Curtailment charge	—	930
Net periodic pension expense	$2,247	$22,308

Based on the funded status of all of WellPoint’s pension plans, during the nine months ended September 30, 2004, the Company contributed $21.3 million and $1.4 million to the WellPoint Pension Plan and BCC Plan, respectively. No contributions were made for the UGS Plan during 2004. No additional contributions are expected to be made to any of the plans during the fourth quarter of 2004.

9.     Long-Term Debt

The carrying amount of the Company’s long-term indebtedness consisted of the following:

(In thousands)	September 30, 2004	December 31, 2003

6 3/8% Notes due 2006	$453,778	$459,366
6 3/8% Notes due 2012	349,136	349,068
Commercial paper program	199,362	429,833
Total long-term debt	$1,002,276	$1,238,267

6 3/8% Notes due 2012

On January 16, 2002, the Company issued $350.0 million aggregate principal amount at maturity of 6 3/8% Notes due January 15, 2012 (the “2012 Notes”). The net proceeds of this offering totaled approximately $348.9 million. The 2012 Notes bear interest at a rate of 6 3/8% per annum, payable semi-annually in arrears on January 15 and July 15 of each year commencing July 15, 2002. Interest is computed on the basis of a 360-day year of twelve 30-day months. At September 30, 2004 and December 31, 2003, the Company had $349.1 million, (based upon the principal amount of $350.0 million less unamortized discount) of 2012 Notes outstanding. The related interest expense and amortization of discount and issue costs for each of the quarters ended September 30, 2004 and 2003 totaled $5.7 million and $5.8 million, respectively. The related interest expense and amortization of discount and issue costs for each of the nine months ended September 30, 2004 and 2003 totaled $17.2 million.

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

6 3/8% Notes due 2006

On June 15, 2001, the Company issued $450.0 million aggregate principal amount at maturity of 6 3/8% Notes due June 15, 2006 (the “2006 Notes”). The net proceeds of this offering totaled approximately $449.0 million. The net proceeds from the sale of the 2006 Notes were used for repayment of indebtedness under the Company’s revolving credit facilities. The 2006 Notes bear interest at a rate of 6 3/8% per annum, payable semi-annually in arrears on June 15 and December 15 of each year commencing December 15, 2001. Interest is computed on the basis of a 360-day year of twelve 30-day months. At September 30, 2004 and December 31, 2003, the Company had $449.6 million and $449.5 million, respectively, (based upon the principal amount of $450.0 million less unamortized discount) of 2006 Notes outstanding. The related interest expense and amortization of discount and issue costs for each of the quarters ended September 30, 2004 and 2003 was $7.4 million. The related interest expense and amortization of discount and issue costs for each of the nine months ended September 30, 2004 and 2003 was $22.3 million.

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

With the intention of reducing the interest expense associated with the 2006 Notes, the Company, on January 15, 2002, entered into a $200.0 million notional amount interest rate swap agreement (the “2002 Swap”). The swap agreement for the 2002 Swap was a contract to exchange a fixed 6 3/8% rate for a floating rate based on the London InterBank Offered Rate (“LIBOR”). Under its original terms, the 2002 Swap was scheduled to expire on June 15, 2006. In anticipation of the completion of the pending merger with Anthem, Inc. (“Anthem”), the Company terminated the 2002 Swap in June 2004 and received proceeds of $4.6 million. No gain was recognized under this transaction since the accounting adjustment to the carrying amount of the 2006 Notes of $4.6 million is treated as a premium and will be amortized as a reduction to interest expense over the remaining life of the 2006 Notes (through June 15, 2006). The Company amortized $0.6 million of this premium as a reduction to interest expense for each of the quarter and nine months ended September 30, 2004.

On August 13, 2004, the Company entered into a new $200.0 million notional amount interest rate swap agreement (the “2004 Swap”) with terms substantially similar to the 2002 Swap. The 2004 Swap will expire on June 15, 2006.

As of September 30, 2004, the Company recognized a liability adjustment for the change in the fair value of the 2004 Swap of $0.1 million. As of December 31, 2003, the Company recognized a liability adjustment for the change in the fair value of the 2002 Swap of $9.9 million. The Company recognized combined settlement income from both the 2002 Swap and 2004 Swap of $0.2 million and $2.1 million for the quarters ended September 30, 2004 and 2003, respectively, which offset the Company’s interest expense for these periods. For the nine months ended September 30, 2004 and 2003, the Company recognized combined settlement income of $3.1 million and $6.0 million, respectively, from both the 2002 Swap and the 2004 Swap (see Note 10).

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

Loans under the $250.0 million facility are made on a committed basis. Loans under the $750.0 million facility are made on a committed basis or pursuant to an auction bid process. The $750.0 million facility also contains sublimits for letters of credit and “swingline” loans. Each credit agreement requires the Company to maintain certain financial ratios and contains restrictive covenants, including restrictions on the incurrence of additional indebtedness and the granting of certain liens, limitations on acquisitions and investments and limitations on changes in control. As of September 30, 2004 and December 31, 2003, the Company had no amounts outstanding under the revolving credit facility.

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

The Company is currently subject to a pending merger with Anthem, Inc. (“Anthem”). Under the merger agreement with Anthem, the Company is obligated to repurchase or otherwise retire any outstanding commercial paper prior to the closing of the merger.  In June 2004, in anticipation of the merger closing, the Company repaid the entire outstanding balance under the commercial paper program. On July 23, 2004, the California Department of Insurance (the “DOI”) announced that it was disapproving Anthem’s application (known as a “Form A”) to acquire control of the Company’s subsidiary, BC Life & Health Insurance Company, in connection with Anthem’s merger with the Company.  In August 2004, the Company recommenced its issuance of commercial paper, which was primarily used to fund Common Stock repurchases during the quarter.  On November 8, 2004, the DOI, in response to an amended Form A application, issued an order approving the Form A.  On November 9, 2004, the DOI and Anthem announced settlement of the lawsuit challenging the DOI’s original disapproval order (see Note 16).

As of September 30, 2004 and December 31, 2003, outstanding commercial paper totaled approximately $199.4 million and $429.8 million, respectively. The average maturity for the commercial paper was 25 days as of September 30, 2004 and 43 days as of December 31, 2003. The weighted average yield on the outstanding commercial paper as of September 30, 2004 and December 31, 2003 was 1.93% and 1.25%, respectively. The Company intends to maintain an outstanding commercial paper balance equal to or greater than the amount outstanding at September 30, 2004 for more than one year. Statement of Financial Accounting Standards No. 6, “Classification of Short-Term Obligations Expected to Be Refinanced” (“SFAS No. 6”) provides that a company may classify a short-term obligation as a long-term liability if the company intends to refinance the short-term obligation on a long-term basis and if the company has the ability to consummate such refinancing on a long-term basis.  SFAS No. 6 states that refinancing a short-term obligation on a long-term basis means either replacing it with a long-term obligation or replacing it with short-term obligations for an uninterrupted period extending beyond one year from the date of a company’s balance sheet.  SFAS No. 6 further states that the company’s ability to consummate a refinancing is demonstrated where (i) the company has entered into a financing agreement that does not expire within the year following the applicable balance sheet date, (ii) the financing agreement is not cancelable (and the obligations incurred thereunder are not callable) during such period except as a result of noncompliance, (iii) there is no violation of the financing agreement on the applicable balance sheet date or prior to issuance of such balance sheet, and (iv) the company expects the financing parties to be financially capable of honoring the agreement.

Management believes that the Company has met the SFAS No. 6 requirements for its outstanding commercial paper balance as of September 30, 2004 to be classified as a long-term liability because the Company’s practice and intent since the inception of the commercial paper program in April 2002 has been to replace the short-term commercial paper outstanding at expiration with additional short-term commercial paper for an uninterrupted period extending for more than one year or with borrowings under the Company’s credit facilities. Regarding the Company’s ability to consummate the refinancing, (i) the commercial paper and credit facility agreements will not expire prior to September 30, 2005, (ii) the commercial paper and credit facility agreements are not cancelable (and the obligations incurred thereunder are not callable) prior to September 30, 2005 unless the Company has defaulted, (iii) there was no violation under the commercial paper and credit facility agreements during the relevant period, and (iv) the financing entities under the commercial paper and credit facility agreements are institutions that must meet certain criteria selected by the Company and the

Company expects all such financing entities to be financially capable of honoring their commitments under the commercial paper and credit facility agreements. Accordingly, for financial reporting purposes, the Company classified its outstanding commercial paper balance under non-current liabilities in the Company’s Consolidated Balance Sheet at September 30, 2004 and December 31, 2003. The related interest expense for the quarters ended September 30, 2004 and 2003 was $0.2 million and $1.8 million, respectively. The related interest expense for the nine months ended September 30, 2004 and 2003 was $2.5 million and $4.4 million, respectively.

Debt Covenants

The Company’s revolving credit facility requires the maintenance of certain financial ratios and contains other restrictive covenants, including restrictions on the incurrence of additional indebtedness by subsidiaries and the granting of certain liens, limitations on acquisitions and investments and limitations on changes in control. As of September 30, 2004 and December 31, 2003, the Company was in compliance with the requirements in these agreements.

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

The Company uses interest rate swap agreements to manage interest rate exposures. The principal objective of such contracts is to minimize the risks and/or costs associated with financial and investing activities. The Company does not use derivative financial instruments for speculative purposes. The counterparties to these contractual arrangements are major financial institutions with which the Company also has other financial relationships. These counterparties expose the Company to credit loss in the event of non-performance. However, the Company does not anticipate non-performance by the other parties. As of September 30, 2004 and December 31, 2003, the Company reported a derivative asset of $0.1 million and $9.9 million, respectively, on interest rate swap agreements designated as fair value hedges with respect to the 2006 Notes.

Fair Value Hedges

With the intention of reducing the interest expense associated with the 2006 Notes, the Company, on January 15, 2002, entered into a $200.0 million notional amount interest rate swap agreement (the “2002 Swap”). The swap agreement for the 2002 Swap was a contract to exchange a fixed 6 3/8% rate for a LIBOR-based floating rate. Under its original terms, the 2002 Swap was scheduled to expire on June 15, 2006. In anticipation of the completion of the pending merger with Anthem, the Company terminated the 2002 Swap in June 2004 and received proceeds of $4.6 million. No gain was recognized under this transaction since the accounting adjustment to the carrying amount of the 2006 Notes of $4.6 million is treated as a premium and will be amortized as a reduction to interest expense over the remaining life of the 2006 Notes (through June 15, 2006). The Company amortized $0.6 million of this premium as a reduction to interest expense for each of the quarter and nine months ended September 30, 2004.

On August 13, 2004, the Company entered into a new $200.0 million notional amount interest rate swap agreement (the “2004 Swap”) with terms substantially similar to the 2002 Swap. The 2004 Swap will expire on June 15, 2006. As noted above, as of September 30, 2004, the Company reported a derivative asset of $0.1 million related to the 2004 Swap.

The Company recognized combined settlement income from both the 2002 Swap and 2004 Swap of $0.2 million and $2.1 million for the quarters ended September 30, 2004 and 2003, respectively, which offset the Company’s interest expense for these periods. For the nine months ended September 30, 2004 and 2003, the Company recognized combined settlement income of $3.1 million and $6.0 million, respectively, from both the 2002 Swap and the 2004 Swap (see Note 9).

Cash Flow Hedges

The Company has entered into interest rate swap agreements to reduce the impact of changes in interest rates on its floating rate debt under its revolving credit facility. The swap agreements were contracts to exchange variable-rate for fixed-rate interest payments without the exchange of the underlying notional amounts.

In September 2002, the Company terminated and settled its $150.0 million and $50.0 million notional amount interest rate swap agreements with original expiration dates of October 17, 2003 and October 17, 2006, respectively. At termination, the Company paid $17.6 million, of which $1.8 million was accrued interest and the remaining $15.8 million represented the fair value of the swap agreements at the time of termination. The fair value of the swap agreements was reflected in accumulated other comprehensive income and will be amortized as a reduction to investment income on a straight-line basis over the shorter of the original expiration dates of the interest rate swap agreements or the expected cash flows of the commercial paper program. The fair value of the $150.0 million and $50.0 million notional amount swap agreements, at termination, were $8.0 million and $7.8 million, respectively. Amortization of other comprehensive income related to the terminated swaps on a pre-tax basis for the quarters ended September 30, 2004 and 2003 totaled $0.4 million and $2.3 million, respectively, and $0.2 million and $1.3 million on an after-tax basis for the same periods, respectively. Amortization of other comprehensive income related to the terminated swaps on a pre-tax basis for the nine months ended September 30, 2004 and 2003 totaled $1.4 million and $7.0 million, respectively, and $0.8 million and $4.1 million on an after-tax basis for the same periods, respectively.

For the year ended December 31, 2003, the fair value of the $150.0 million notional amount swap agreement in other comprehensive income was fully amortized. The unamortized pre-tax amount in other comprehensive income related to the $50.0 million notional amount swap agreement as of September 30, 2004 and December 31, 2003 totaled $4.0 million and $5.4 million, respectively.

11.  Earnings Per Share

The following is an illustration of the dilutive effect of the Company’s potential Common Stock on earnings per share. Outstanding stock options for which the exercise price was greater than the average market per share price of Common Stock were 1,932,000 and 634,000, for the quarters ended September 30, 2004 and 2003, respectively, and 1,927,000 and 1,097,000, for the nine months ended September 30, 2004 and 2003, respectively. Since the effect of these options was antidilutive, they have been excluded from the computation of the diluted earnings per share below.

(In thousands, except per share data)	Quarter Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Numerator
Net Income	$315,058	$246,219	$910,214	$663,741

Denominator
Weighted average shares outstanding	156,012	146,626	155,261	145,987
Net effect of dilutive stock options and restricted stock	4,199	4,219	4,996	4,097
Fully-diluted weighted average shares outstanding	160,211	150,845	160,257	150,084

Earnings Per Share	$2.02	$1.68	$5.86	$4.55
Earnings Per Share Assuming Full Dilution	$1.97	$1.63	$5.68	$4.42

On October 25, 2004, the Company announced that its Board of Directors amended the Company’s stock repurchase program to authorize the future repurchase of an additional 2.7 million shares of its outstanding Common Stock. Taking into account the amendment, an aggregate of 7.5 million shares were available for repurchase under the Company’s stock repurchase program as of October 25, 2004.

12.  Comprehensive Income

The following summarizes comprehensive (loss) income reclassification adjustments for the nine months ended September 30, 2004 and 2003:

(In thousands)	Nine Months Ended September 30,
	2004	2003

Investment Securities:
Net holding (loss) gain on investment securities arising during the period, net of tax benefit (expense) of $10,234 and $(45,840)	$(19,847)	$66,153
Reclassification adjustment for realized gain on investment securities, net of tax expense of $10,017 and $3,430	15,026	5,146
Net (loss) gain recognized in other comprehensive income, net of tax benefit (expense) of $217 and $(49,270)	$(4,821)	$71,299

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

The accounting policies of the segments are consistent with generally accepted accounting principles in the United States. The following tables present segment information for the Health Care and Specialty segments for the quarters and nine months ended September 30, 2004 and 2003.

Intersegment revenues include internal pharmaceutical sales by the Company’s mail order pharmacy to the Health Care segment’s members, utilization review fees (primarily related to behavioral health services) and claims and rebate processing fees recognized by the Specialty segment for pharmacy benefit management services provided to the Health Care segment. For the quarter and nine months ended September 30, 2004, pharmaceutical sales totaled $122.4 million and $354.4 million, respectively, and utilization review fees and claims and rebate processing fees totaled $22.6 million and $69.6 million, respectively. For the quarter and nine months ended September 30, 2003, pharmaceutical sales totaled $105.6 million and $304.4 million, respectively, and utilization review fees and claims and rebate processing fees totaled $20.6 million and $63.4 million, respectively. All intersegment transactions are eliminated in consolidation under the caption “Corporate and Other.”

Quarter Ended September 30, 2004

(In thousands)	Health Care	Specialty	Corporate and Other	Consolidated

Premium revenue	$5,272,387	$190,836	$—	$5,463,223
Management services and other revenue	252,822	52,649	2,709	308,180
Total revenue from external customers	5,525,209	243,485	2,709	5,771,403
Intersegment revenues	—	144,990	(144,990)	—

Segment net income	$262,850	$44,635	$7,573	$315,058

Quarter Ended September 30, 2003

(In thousands)	Health Care	Specialty	Corporate and Other	Consolidated

Premium revenue	$4,622,614	$141,245	$—	$4,763,859
Management services and other revenue	187,363	31,376	956	219,695
Total revenue from external customers	4,809,977	172,621	956	4,983,554
Intersegment revenues	—	126,255	(126,255)	—

Segment net income (loss)	$224,031	$27,129	$(4,941)	$246,219

Nine Months Ended September 30, 2004

(In thousands)	Health Care	Specialty	Corporate and Other	Consolidated

Premium revenue	$15,567,523	$559,987	$—	$16,127,510
Management services and other revenue	758,796	151,345	8,116	918,257
Total revenue from external customers	16,326,319	711,332	8,116	17,045,767
Intersegment revenues	—	424,038	(424,038)	—

Segment net income	$773,667	$123,518	$13,029	$910,214

Nine Months Ended September 30, 2003

(In thousands)	Health Care	Specialty	Corporate and Other	Consolidated

Premium revenue	$13,559,205	$407,813	$—	$13,967,018
Management services and other revenue	562,448	102,596	2,288	667,332
Total revenue from external customers	14,121,653	510,409	2,288	14,634,350
Intersegment revenues	—	367,780	(367,780)	—

Segment net income (loss)	$595,145	$92,149	$(23,553)	$663,741

14.  Related Party Transactions

In December 2000, the Company formed the WellPoint Foundation (the “Foundation”), a non-profit organization exempt from federal taxation under Section 501(c)(3) of the Internal Revenue Code.  The purpose of the Foundation is to improve the health and well-being of individuals in the communities served by the Company and its subsidiaries. The Foundation’s Board of Directors is composed solely of persons who are also officers of the Company. No commitments and contributions were made to the Foundation during the quarter ended September 30, 2004. For the nine months ended September 30, 2004, the Company committed and contributed $15.0 million to the Foundation.  For the quarter and nine months ended September 30, 2003, the Company committed and contributed $10.0 million and $30.0 million, respectively, to the Foundation. As of September 30, 2004 and December 31, 2003, the Company did not have any outstanding commitments payable to the Foundation. The Company currently has no legal obligations for any future commitments to the Foundation.

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

In May 2000, the California Medical Association filed a lawsuit in U.S. district court in San Francisco against BCC. The lawsuit alleges that BCC violated the Racketeer Influenced and Corrupt Organizations Act (“RICO”) through various misrepresentations to and inappropriate actions against health care providers. In late 1999, a number of class-action lawsuits were brought against several of the Company’s competitors alleging, among other things, various misrepresentations regarding their health plans and breaches of fiduciary obligations to health plan members. In August 2000, the Company was added as a party to Shane v. Humana, et al., a class-action lawsuit brought on behalf of health care providers nationwide. In addition to the RICO claims brought in the California Medical Association lawsuit, this lawsuit also alleges violations of ERISA, federal and state “prompt pay” regulations and certain common law claims. In October 2000, the federal Judicial Panel on Multidistrict Litigation issued an order consolidating the California Medical Association lawsuit, the Shane lawsuit and various other pending managed care class-action lawsuits against other companies before District Court Judge Federico Moreno in the Southern District of Florida for purposes of the pretrial proceedings. In March 2001, Judge Moreno dismissed the plaintiffs’ claims based on violation of RICO, although the dismissal was made without prejudice to the plaintiffs’ ability to subsequently refile their claims. Judge Moreno also dismissed, with prejudice, the plaintiffs’ federal prompt pay law claims. On March 26, 2001, the plaintiffs filed an amended complaint in its lawsuit, alleging, among other things, revised RICO claims and violations of California law. On May 3, 2001, the defendants filed a motion to dismiss this amended complaint. On May 9, 2001, Judge Moreno issued an order requiring that all discovery in the litigation be completed by December 2001, with the exception of discovery related to expert witnesses, which was to be completed by March 15, 2002. In June 2001, the federal Court of Appeals for the 11th Circuit issued a stay of Judge Moreno’s discovery order, pending a hearing before the Court of Appeals on the Company’s appeal of its motion to compel arbitration (which had earlier been granted in part and denied in part by Judge Moreno). The hearing was held in January 2002 and, in March 2002, the Court of Appeals panel issued an opinion affirming Judge Moreno’s earlier action with respect to the motion to compel arbitration. The Company filed a motion requesting a rehearing of the matter before the entire 11th Circuit Court of Appeals, which motion was denied by the 11th Circuit Court of Appeals in June 2002. On July 29, 2002, Judge Moreno issued an order providing that discovery in the case would be allowed to re-commence on September 30, 2002. On September 26, 2002, Judge Moreno issued an additional order certifying a nationwide class of physicians in the Shane matter, setting a trial date in May 2003 and ordering the parties to participate in non-binding mediation. In October 2002, the defendants, among other things, moved to compel arbitration of most claims (which motion was granted in part in September 2003 and the defendants have appealed the portions of the motion to compel arbitration that were denied). In October 2002, the Company also filed a motion with the 11th Circuit Court of Appeals seeking to appeal Judge Moreno’s class-certification order. The motion was granted and the 11th Circuit heard oral argument on September 11, 2003 on the Company’s appeal. On September 1, 2004, the 11th Circuit upheld the class-certification order. On September 20, 2004, the 11th Circuit stayed the case pending the outcome of the defendants’ appeal of the denied portions of the defendants’ motion to compel arbitration filed in October 2002. A mediator has been appointed by Judge Moreno and the parties are currently conducting court-ordered mediation. On April 30, 2004, Judge Moreno set a new trial date in March 2005 and extended the deadline for expert discovery to September 29, 2004, which has been extended to November 23, 2004 and which may be further extended.

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

On March 26, 2003, a lawsuit entitled Irwin v. AdvancePCS, et al. was filed in the California Superior Court in Alameda County, California. WellPoint and certain of its wholly owned subsidiaries are named as defendants in the lawsuit. The complaint alleges that the defendants violated California Business and Professions Code Section 17200 by engaging in unfair, fraudulent and unlawful business practices. The complaint alleges, among other things, that pharmacy benefit management companies (such as the Company’s subsidiary that does business under the tradename WellPoint Pharmacy Management) engage in unfair practices such as negotiating discounts in prices of drugs from pharmacies and negotiating rebates from drug manufacturers and retaining such discounts and rebates for their own benefit. The complaint also alleges that drugs are included in formularies in exchange for rebates and that the defendants charge patient co-payments that exceed the actual cost of generic drugs. On July 9, 2004, the court ordered that the case against the WellPoint entities named as defendants in the Irwin lawsuit be resolved in arbitration.

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

In connection with the formation in 2000 of a joint venture providing Medicaid services in Puerto Rico, the Company agreed under certain circumstances to provide additional funds to the joint-venture entity. The Company agreed that it would make a capital contribution to the joint venture of up to 80% of any amount necessary to increase the entity’s capital to meet minimum regulatory capital requirements if (i) applicable law or regulation requires an increase in the entity’s capital and the entity does not then have capital sufficient to meet the increased requirement or (ii) the entity’s medical care ratio is 100% or greater during any 180-day period and the entity does not then meet statutory capital requirements under the Puerto Rico Insurance Code. The amount of this guarantee will not exceed 80% of the amount necessary to provide the entity with a 12 to 1 premium-to-capital ratio. As of September 30, 2004, the Company’s maximum potential liability pursuant to this guarantee was $27.7 million. Since the formation of the joint venture in 2000, the Company has not been required to make any payments under this guarantee and the Company does not currently expect that any such payments will be made.

As partial consideration for the Company’s acquisition of Health Core (see Note 6), the Company agreed to make contingent payments up to $5.5 million based on Health Core achieving certain financial performance targets during 2005, 2006 and 2007.

On June 9, 2004, the Company agreed to pay up to $2 million per year for up to four years to a laboratory service provider if certain of the Company’s subsidiaries enter into contracts to obtain services from such provider and the volume of laboratory service expenditures under those contracts for the years 2005, 2006, 2007 and 2008 do not exceed specified targets.

In connection with an investment in July 2004 in a joint venture to develop and operate a well-being center in California, the Company may be required to make an additional capital contribution of up to $18 million during the first three years that the well-being center is in operation if cash flows and room rights generated by the Company do not exceed specified targets.  It is currently anticipated that construction of the California well-being center will be completed during the first quarter of 2006.

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

On September 29, 2004, Assembly Bill 263 was signed into California law. The bill provides for a California state income tax deduction for dividends received from insurance company subsidiaries that are not included in a California combined income tax return. The bill also provides for retroactive application of the deduction for all taxable years ending on or after December 1, 1997. The amount of the deduction is equal to 80 percent of dividends received from eligible insurance subsidiaries during the period covered by the tax return. The amount of the deduction is scheduled to increase to 85 percent for taxable years beginning on or after January 1, 2008. The Company is analyzing the effect of this bill. Management anticipates that the financial impact of the bill will be favorable to the Company.

16.  Pending Merger With Anthem

On October 26, 2003, WellPoint entered into a merger agreement with Anthem, Inc. (“Anthem”). The consideration to be received by the stockholders of WellPoint will be composed of $23.80 in cash and one share of Anthem common stock per share of WellPoint Common Stock. Based on the closing price of Anthem’s common stock on October 24, 2003, the transaction was valued at approximately $16.4 billion. Upon completion of this transaction, WellPoint will merge into a wholly owned subsidiary of Anthem and Anthem will change its name to WellPoint, Inc. Anthem, a publicly traded company, is an independent licensee of the Blue Cross and Blue Shield Association and holds the exclusive right to use the Blue Cross and Blue Shield names and marks in the states of Indiana, Kentucky, Ohio, Connecticut, New Hampshire, Colorado, Nevada, Maine and Virginia, excluding the immediate suburbs of Washington D.C. As of September 30, 2004, Anthem provided health care benefits to more than 12.7 million medical members, which includes BlueCard “host” members. Headquartered in Indianapolis, Indiana, Anthem, along with its subsidiaries, offers a diverse portfolio of complementary health and group life insurance, managed care products, pharmacy benefit management and government health program administration. The transaction is subject to customary closing conditions, including, among other things, approval of WellPoint’s and Anthem’s shareholders and various regulatory agencies. At separate meetings held on June 28, 2004, the Company’s and Anthem’s stockholders approved the transaction.  On July 23, 2004, the California Department of Insurance (the “DOI”) announced that it was disapproving Anthem’s application (known as a “Form A”) to acquire control of the Company’s subsidiary, BC Life & Health Insurance Company, in connection with the transaction.  On August 3, 2004, Anthem filed a petition for writ of mandate in the Superior Court of Los Angeles County, California, challenging the DOI’s denial and asking the court to overturn the DOI’s decision. The DOI filed a motion to dismiss the lawsuit on August 25, 2004. A hearing date on the DOI’s motion and the trial date have both been set for February 25, 2005.  On November 8, 2004, the DOI, in response to an amended Form A application, issued an order approving the Form A.  In connection therewith, the Company and Anthem executed certain Undertakings regarding the deal.  On November 9, 2004, the DOI and Anthem announced settlement of the lawsuit challenging the DOI’s original disapproval order.  The Undertakings provide for a number of commitments by the Company, BC Life and Anthem effective upon completion of the merger, including the following: (i) implementation of the Investment in a Healthy California Program whereby BC Life and BCC will make available $200 million from their combined investment portfolio for high-quality investments providing capital funding to make health care resources more accessible for low-income and urban and rural underserved communities; (ii) grants totaling $50 million will be made to California community clinics and to a new program designed to support the training of nurses in California; (iii) various commitments to improve the quality of health care for BC Life customers, including increased financial resources supporting quality improvement programs, the provision of periodic reports regarding BC Life’s expenditures on health care costs and quality improvement programs and a representation that by reason of focused efforts on quality improvement programs the “CDI Medical Care Ratio” (as defined below) will increase; (iv) commitments that premiums will not increase a result of the merger and that BC Life will not pay any change-in-control severance or other payments made as a result of the merger; and (v) restrictions on dividend payments from BC Life consistent with the Company’s historical practices prior to the merger.  The “CDI Medical Care Ratio” will be determined by dividing (1) the total of all medical care claims incurred for BC Life’s insured and self-insured customers, plus the amount expended on quality improvement programs in California, by (2) the total of premiums earned from its insured customers and the premium equivalents attributable to its self-insured customers.  Most of the commitments made in the Undertakings will apply during the longer of three years or when Anthem has repaid the amount of debt equal to the debt incurred to finance the merger.

WellPoint and Anthem intend to work closely with other regulatory agencies in order to complete the transaction as promptly as possible.  However, no assurances can be given that the parties will be able to obtain all necessary approvals and satisfy the other conditions necessary to consummate the merger.

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors of

WellPoint Health Networks Inc.

We have reviewed the accompanying consolidated balance sheet of WellPoint Health Networks Inc. and its subsidiaries as of September 30, 2004, and the related consolidated income statements for each of the three-month and nine-month periods ended September 30, 2004 and 2003, and the related consolidated statement of changes in stockholders’ equity for the nine-month period ended September 30, 2004 and the consolidated statements of cash flows for the nine-month periods ended September 30, 2004 and 2003. These interim financial statements are the responsibility of the Company’s management.

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

We previously audited in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet as of December 31, 2003, and the related consolidated income statement and changes in stockholders’ equity, and of cash flows for the year then ended (not presented herein), and in our report dated January 27, 2004 we expressed an unqualified opinion on those consolidated financial statements. Our report included an explanatory paragraph, that effective January 1, 2002, the Company adopted Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets. Accordingly, the Company ceased amortizing goodwill and indefinite-lived intangible assets as of January 1, 2002. Additionally, effective January 1, 2003, the Company adopted Statement of Financial Accounting Standards No. 145, Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections. Accordingly, the Company reclassified an extraordinary loss related to the extinguishment of debt to interest expense for the year ended December 31, 2002. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2003, is fairly stated in all material respects in relation to the consolidated balance sheet from which it has been derived.

/s/ PricewaterhouseCoopers LLP

PricewaterhouseCoopers LLP

Los Angeles, California
October 22, 2004, except Notes 9 and 16 as to which the date is November 9, 2004

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

General

The Company is one of the nation’s largest publicly traded managed health care companies. As of September 30, 2004, WellPoint had approximately 15.6 million medical members (including approximately 1.3 million BlueCard “host” members) and approximately 46.8 million specialty members. Through its subsidiaries, the Company offers a broad spectrum of network-based managed care plans to the large and small employer, individual, Medicaid and senior markets. The Company’s managed care plans include PPOs, HMOs, POS plans, other hybrid plans and traditional indemnity plans. In addition, the Company offers managed care services, including underwriting, actuarial services, network access, medical management and claims processing. The Company also provides a broad array of specialty and other products and services, including pharmacy benefits management, dental, vision, life insurance, preventive care, disability insurance, behavioral health, COBRA and flexible benefits account administration. With its acquisition of Cobalt Corporation (“Cobalt”), the Company also offers workers’ compensation insurance products and is currently the largest Medicare Part A fiscal intermediary in the nation, processing claims for providers in all 50 states. The Company markets its products in California primarily under the name Blue Cross of California, in Georgia primarily under the name Blue Cross Blue Shield of Georgia, in most parts of Missouri (except Kansas City and surrounding counties) primarily under the name Blue Cross Blue Shield of Missouri, in Wisconsin primarily under the names Blue Cross Blue Shield of Wisconsin and CompcareBlue and in various parts of the country under the names UniCare and HealthLink.

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

Pending Merger With Anthem

On October 26, 2003, WellPoint entered into a merger agreement with Anthem, Inc. (“Anthem”). The consideration to be received by the stockholders of WellPoint will be composed of $23.80 in cash and one share of Anthem common stock per share of WellPoint Common Stock. Based on the closing price of Anthem’s common stock on October 24, 2003, the transaction was valued at approximately $16.4 billion. Upon completion of this transaction, WellPoint will merge into a wholly owned subsidiary of Anthem and Anthem will change its name to WellPoint, Inc. Anthem, a publicly traded company, is an independent licensee of the Blue Cross and Blue Shield Association and holds the exclusive right to use the Blue Cross and Blue Shield names and marks in the states of Indiana, Kentucky, Ohio, Connecticut, New Hampshire, Colorado, Nevada, Maine and Virginia, excluding the immediate suburbs of Washington D.C. As of September 30, 2004, Anthem provided health care benefits to more than 12.7 million medical members, which includes BlueCard “host” members. Headquartered in Indianapolis, Indiana, Anthem, along with its subsidiaries, offers a diverse portfolio of complementary health and group life insurance, managed care products, pharmacy benefit management and government health program administration.

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

WellPoint and Anthem have made appropriate filings and applications with insurance and HMO regulators in California, Delaware, Georgia, Illinois, Missouri, Oklahoma, Puerto Rico, Texas, Virginia, West Virginia and Wisconsin. Pursuant to applicable insurance and HMO laws and regulations, and before the merger may be consummated, the insurance commissioner and, where applicable, HMO regulator, must review and approve the acquisition of control of the insurance company or HMO subsidiary domiciled in its respective jurisdiction. In addition to the filings with and approvals from the domiciliary insurance and HMO regulators, pre-acquisition notifications of the merger under state insurance antitrust laws and regulations will be required in certain states in which insurance company or HMO subsidiaries of both WellPoint and Anthem operate. On July 23, 2004, the California Department of Insurance (the “DOI”) announced that it was disapproving Anthem’s application (known as a “Form A”) to acquire control of the Company’s subsidiary, BC Life & Health Insurance Company, in connection with the transaction. On August 3, 2004, Anthem filed a petition for writ of mandate in the Superior Court of Los Angeles County, California, challenging the

DOI’s denial and asking the court to overturn the DOI’s decision. The DOI filed a motion to dismiss the lawsuit on August 25, 2004. A hearing date on the DOI’s motion and the trial date have both been set for February 25, 2005.  On November 8, 2004, the DOI, in response to an amended Form A application, issued an order approving the Form A.  In connection therewith, the Company and Anthem executed certain Undertakings regarding the deal.  On November 9, 2004, the DOI and Anthem announced settlement of the lawsuit challenging the DOI’s original disapproval order.  The Undertakings provide for a number of commitments by the Company, BC Life and Anthem effective upon completion of the merger, including the following: (i) implementation of the Investment in a Healthy California Program whereby BC Life and BCC will make available $200 million from their combined investment portfolio for high-quality investments providing capital funding to make health care resources more accessible for low-income and urban and rural underserved communities; (ii) grants totaling $50 million will be made to California community clinics and to a new program designed to support the training of nurses in California; (iii) various commitments to improve the quality of health care for BC Life customers, including increased financial resources supporting quality improvement programs, the provision of periodic reports regarding BC Life’s expenditures on health care costs and quality improvement programs and a representation that by reason of focused efforts on quality improvement programs the “CDI Medical Care Ratio” (as defined below) will increase; (iv) commitments that premiums will not increase a result of the merger and that BC Life will not pay any change-in-control severance or other payments made as a result of the merger; and (v) restrictions on dividend payments from BC Life consistent with the Company’s historical practices prior to the merger.  The “CDI Medical Care Ratio” will be determined by dividing (1) the total of all medical care claims incurred for BC Life’s insured and self-insured customers, plus the amount expended on quality improvement programs in California, by (2) the total of premiums earned from its insured customers and the premium equivalents attributable to its self-insured customers.  Most of the commitments made in the Undertakings will apply during the longer of three years or when Anthem has repaid the amount of debt equal to the debt incurred to finance the merger.

WellPoint and Anthem intend to work closely with other regulatory agencies in order to complete the transaction as promptly as possible.  However, no assurances can be given that the parties will be able to obtain all necessary approvals and satisfy the other conditions necessary to consummate the merger.

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

The Company’s consolidated results of operations for the quarter ended September 30, 2004 include its acquired operations of Cobalt for the entire three months, while operating results for the quarter ended September 30, 2003 do not include any acquired operations of Cobalt. On September 24, 2003, the Company completed its acquisition of Cobalt. The Cobalt merger was effective as of September 30, 2003 for accounting purposes.

The following table sets forth selected operating ratios. The medical care ratio for health care services and other benefits is shown as a percentage of premium revenue. All other ratios are shown as a percentage of premium revenue and management services and other revenue combined.

	Quarter Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Operating Revenues:
Premium revenue	94.7%	95.6%	94.6%	95.4%
Management services and other revenue	5.3%	4.4%	5.4%	4.6%
	100.0%	100.0%	100.0%	100.0%
Operating Expenses:
Health care services and other benefits (medical care ratio)	80.8%	79.6%	80.4%	80.8%
Selling expense	3.9%	4.0%	3.9%	4.1%
General and administrative expense	11.4%	12.5%	12.0%	12.2%

Membership

The following table sets forth membership data and the percent change in membership:

	September 30,		Percent
Medical Membership (a)(b)(c)(d)	2004	2003	Change
California
Large Group	4,830,576	4,782,677	1.0%
Individual and Small Group	1,666,093	1,613,065	3.3%
Senior	246,065	250,760	-1.9%
Total California	6,742,734	6,646,502	1.4%
Georgia
Large Group	1,625,924	1,620,886	0.3%
Individual and Small Group	534,373	480,572	11.2%
Senior	54,951	69,205	-20.6%
Total Georgia	2,215,248	2,170,663	2.1%

Central Region (e)
Missouri
Large Group	1,174,158	1,244,375	-5.6%
Individual and Small Group	248,719	242,888	2.4%
Senior	40,312	41,080	-1.9%
Total Missouri	1,463,189	1,528,343	-4.3%
Illinois
Large Group	590,608	608,459	-2.9%
Individual and Small Group	142,642	119,298	19.6%
Senior	13,059	12,936	1.0%
Total Illinois	746,309	740,693	0.8%
Texas
Large Group	277,719	288,259	-3.7%
Individual and Small Group	223,714	199,994	11.9%
Senior	10,400	4,733	N/A
Total Texas	511,833	492,986	3.8%
Other States
Large Group	1,943,823	1,729,667	12.4%
Individual and Small Group	110,769	103,226	7.3%
Senior	37,781	29,536	27.9%
Total Other States	2,092,373	1,862,429	12.3%
Wisconsin
Large Group	398,678	429,806	-7.2%
Individual and Small Group	107,701	108,194	-0.5%
Senior	54,238	53,048	2.2%
Total Wisconsin	560,617	591,048	-5.1%

Total Medical Members Excluding BlueCard Host Members	14,332,303	14,032,664	2.1%
Total BlueCard Host Members (f)	1,294,000	1,009,900	28.1%
Total Medical Members	15,626,303	15,042,564	3.9%

	September 30,		Percent
ASO Membership (g)	2004	2003	Change
California	1,656,338	1,614,235	2.6%
Georgia	819,420	831,464	-1.4%
Central Region (e)	2,821,131	2,705,333	4.3%
Wisconsin	178,195	165,249	7.8%
BlueCard Host Members (f)	1,294,000	1,009,900	28.1%
Total ASO Membership	6,769,084	6,326,181	7.0%

Risk Membership
California	5,086,396	5,032,267	1.1%
Georgia	1,395,828	1,339,199	4.2%
Central Region	1,992,573	1,919,118	3.8%
Wisconsin	382,422	425,799	-10.2%
Total Risk Membership	8,857,219	8,716,383	1.6%
Total Medical Membership	15,626,303	15,042,564	3.9%

	September 30,		Percent
State-Sponsored Programs (h)	2004	2003	Change
Medi-Cal/Medicaid
California	812,726	839,674	-3.2%
Virginia	53,078	46,336	14.6%
Puerto Rico	251,745	265,614	-5.2%
Other	73,788	101,567	-27.4%
Total	1,191,337	1,253,191	-4.9%

Healthy Families	263,624	271,095	-2.8%
MRMIP / AIM / IHRP	15,261	12,094	26.2%
California Kids	11,733	16,373	-28.3%
Total	1,481,955	1,552,753	-4.6%

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

(e)          Central Region - Large Group membership includes network access services members, primarily from HealthLink, of 1,306,328 and 1,395,231 as of September 30, 2004 and 2003, respectively. As of December 31, 2003, the Company revised its methodology of calculating the number of medical members represented by each subscriber contract within the Company’s rental networks and a Missouri joint venture. The weighted average factor changed from approximately 2.4 members to 2.1 members per subscriber. The impact of this change as of each quarter end during the year ended December 31, 2003 was to reduce membership as follows:

As of	Illinois	Missouri	Other States	Total

March 31, 2003	35,999	111,008	15,314	162,321
June 30, 2003	35,083	108,097	14,925	158,105
September 30, 2003	34,990	104,614	14,885	154,489
December 31, 2003	34,377	103,013	14,624	152,014

Membership data as of September 30, 2003 shown in the Medical Membership table have not been revised to reflect this change in methodology.

(f)            The Company has revised its medical membership counting methodology to include estimated “host” members using the national BlueCard program. Host members are members who reside in a state in which a WellPoint subsidiary is the Blue Cross and/or Blue Shield licensee and who are covered under an employer-sponsored health plan issued by a non-WellPoint controlled Blue Cross and/or Blue Shield licensee. Host members are computed using, among other things, an estimate of the average number of BlueCard claims received per member per month. Total BlueCard host members as of each quarter end during the year ended December 31, 2003 were as follows:

As of	BlueCard Host Members

March 31, 2003	748,490
June 30, 2003	743,897
September 30, 2003	1,009,900
December 31, 2003	1,002,113

Membership data shown in the Medical Membership table reflect this change in methodology.

(g)         ASO Membership represents members for which the Company provides administrative services only and does not assume full insurance risk.

(h)         Medi-Cal (the California Medicaid program) membership is included in California - Large Group. Medicaid membership for Virginia, Puerto Rico and Other are included in Other States - Large Group. Healthy Families, MRMIP (Major Risk Medical Insurance Program) / AIM (Access for Infants and Mothers) / IHRP (Interim High Risk Program) and California Kids membership are included in California Large Group.

Specialty Membership

	September 30,		Percent
	2004	2003	Change
Pharmacy Benefits Management	31,955,689	30,634,905	4.3%
Dental	3,125,393	3,249,312	-3.8%
Life	2,984,678	3,039,852	-1.8%
Disability	566,515	609,587	-7.1%
Behavioral Health (A)	8,127,093	7,206,763	12.8%
Total	46,759,368	44,740,419	4.5%

(A)      Effective as of January 1, 2004, the Company began including HealthLink members who receive certain behavioral health services in its behavioral health membership. As of September 30, 2004, the Company had approximately 535,000 such members.

Comparison of Results of Operations for the Quarter Ended September 30, 2004 to the Quarter Ended September 30, 2003

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

The operating results for the quarter ended September 30, 2004 compared to the quarter ended September 30, 2003 were affected by the Cobalt acquisition, which was effective as of September 30, 2003 for accounting purposes. Specifically, the Company’s operating results for the quarter ended September 30, 2004 included three months of operating results from the Cobalt acquisition whereas the Company’s operating results for the quarter ended September 30, 2003 did not include any operating results from the acquired Cobalt business. In order to provide a more meaningful comparison of the Company’s results of operations for the quarter ended September 30, 2004 versus the quarter ended September 30, 2003, the following discussion presents financial measures that exclude operating results attributable to the acquired Cobalt business for the quarter ended September 30, 2004, which we refer to as “Same-Store.” The Company also uses Same-Store measures for purposes of reporting comparative financial results to its Board of Directors.

The following table depicts premium revenue by reportable segment:

(In thousands)	Quarter Ended September 30, 2004	Less: Acquired Cobalt Business for the Quarter Ended September 30, 2004	Quarter Ended September 30, 2004 (Same-Store)	Quarter Ended September 30, 2003
Health Care	$5,272,387	$287,112	$4,985,275	$4,622,614
Specialty	190,836	39,770	151,066	141,245
Consolidated	$5,463,223	$326,882	$5,136,341	$4,763,859

Premium revenue increased 14.7%, or $699.3 million, to $5,463.2 million for the quarter ended September 30, 2004 from $4,763.9 million for the quarter ended September 30, 2003. Excluding premium revenue attributable to the acquired Cobalt business of $326.9 million for the quarter ended September 30, 2004, premium revenue increased $372.4 million or 7.8% on a Same-Store basis from the quarter ended September 30, 2003. Insured member months increased 6.1% for the quarter ended September 30, 2004 compared to the quarter ended September 30, 2003. Excluding insured member months attributable to the acquired Cobalt business for the quarter ended September 30, 2004, insured member months increased by approximately 1.4% for the quarter ended September 30, 2004 compared to the quarter ended September 30, 2003. The growth in premium revenue for the quarter ended September 30, 2004 occurred across all regions of the

Health Care segment, and was mainly attributable to increases in the per member per month rate of 8.7% in the California region and 8.0% in the Georgia region.

The following table depicts management services and other revenue by reportable segment:

(In thousands)	Quarter Ended September 30, 2004	Less: Acquired Cobalt Business for the Quarter Ended September 30, 2004	Quarter Ended September 30, 2004 (Same-Store)	Quarter Ended September 30, 2003
Health Care	$252,822	$50,687	$202,135	$187,363
Specialty	52,649	689	51,960	31,376
Corporate and Other	2,709	—	2,709	956
Consolidated	$308,180	$51,376	$256,804	$219,695

Management services and other revenue increased 40.3%, or $88.5 million, to $308.2 million for the quarter ended September 30, 2004 from $219.7 million for the quarter September 30, 2003. Excluding management services and other revenue attributable to the acquired Cobalt business of $51.4 million for the quarter ended September 30, 2004, management services and other revenue increased $37.1 million, or 16.9%, from the quarter ended September 30, 2003. The increase was primarily due to an increase in management services revenue from the Georgia region of the Health Care segment of $9.5 million, the California region of the Health Care segment of $3.9 million and in the Specialty segment of $20.6 million. The increase in the Georgia region resulted primarily from an increase in administrative services member months of 14.8% and an increase of 1.6% in the administrative services per member per month rate. The increase in the California region resulted from an increase of 7.4% in administrative services member months despite a decrease of 1.3% in the administrative services per member per month rate. The increase in the Specialty segment’s management services revenue was primarily attributable to an increase in pharmacy benefit management services revenues from non-affiliated clients.

Investment income was $76.7 million for the quarter ended September 30, 2004, compared to $65.5 million for the quarter ended September 30, 2003, an increase of $11.2 million or 17.1%. The increase was primarily due to net realized gains of $8.3 million for the quarter ended September 30, 2004 (as compared to net realized gains for the quarter ended September 30, 2003 of $1.6 million) and an increase in gross investment income of $5.4 million as a result of higher average investment balances, which were due partially to the Cobalt acquisition. The increase was partially offset by an increase in investment expense of $0.9 million.

The following table depicts health care services and other benefits expense by reportable segment:

(In thousands)	Quarter Ended September 30, 2004	Less: Acquired Cobalt Business for the Quarter Ended September 30, 2004	Quarter Ended September 30, 2004 (Same-Store)	Quarter Ended September 30, 2003
Health Care	$4,287,554	$235,055	$4,052,499	$3,701,709
Specialty	125,101	27,120	97,981	90,396
Consolidated	$4,412,655	$262,175	$4,150,480	$3,792,105

Health care services and other benefits expense increased 16.4%, or $620.6 million, to $4,412.7 million for the quarter ended September 30, 2004 from $3,792.1 million for the quarter ended September 30, 2003. Excluding health care services and other benefits expense attributable to the acquired Cobalt business of $262.2 million for the quarter ended September 30, 2004, health care services and other benefits expense increased $358.4 million, or 9.5%, which is higher than the increase in premium revenue.

The Company’s medical care ratio was 80.8% for the quarter ended September 30, 2004, compared to 79.6% for the quarter ended September 30, 2003. The Company’s medical care ratio attributable to the Health Care segment increased from 80.1% for the quarter ended September 30, 2003 to 81.3% for the quarter ended September 30, 2004, which was reflected in all regions of the Health Care segment other than California. The Company’s claims trends during the quarter ended September 30, 2003, were lower than those ordinarily experienced, so the Company believes that the increase in the Health Care medical care ratio primarily reflects a return to the Company’s historical levels. The medical care ratio for the Specialty segment increased to 65.6% for the quarter ended September 30, 2004 from 64.0% for the same quarter in 2003. The increase in the Specialty medical care ratio was primarily attributable to higher claims trends for dental products. Health care services and other benefits expense and medical care ratio information is provided for each segment so investors can compare the performance of each segment to the other segment and to the Company as a whole. Excluding premium revenue of $287.1 million and health care services and other benefits expense of $235.1 million attributable to the acquired Cobalt business with respect to the Health Care segment for the quarter ended September 30, 2004, the Company’s medical care ratio attributable to the Health Care segment for the quarter ended September 30, 2004 increased to 81.3%, compared to 80.1% for the quarter ended September 30, 2003. This increase occurred across all regions in the Health Care segment other than California. The health care services and other benefits expense included an estimate of claims incurred during the period that have not been reported to the Company. This estimate is actuarially determined based on a variety of factors and is inherently subject to a number of highly variable circumstances. Consequently, the actual results could differ materially from the amount recorded in the Consolidated Financial Statements. See “Critical Accounting Policies” for a discussion of this item and its potential effect on the Company’s reported results of operations.

Selling expense consists of commissions paid to outside brokers and agents representing the Company. The selling expense ratio decreased slightly from 4.0% for the quarter ended September 30, 2003 to 3.9% for the quarter ended September 30, 2004. The acquired Cobalt business experienced a lower selling expense ratio due primarily to its higher percentage of large employer group business, which maintained a selling expense ratio of less than 2%. Excluding selling expense of $7.3 million and combined premium revenue and management services and other revenue of $378.3 million attributable to the acquired Cobalt business for the quarter ended September 30, 2004, the selling expense ratio would have been 4.1% for the quarter ended September 30, 2004 compared to 4.0% for the quarter ended September 30, 2003.

The general and administrative expense ratio decreased to 11.4% for the quarter ended September 30, 2004 from 12.5% for the quarter ended September 30, 2003. The decrease in the general and administrative expense ratio resulted from administrative efficiencies from technology investments and systems convergence efforts and fixed administrative costs spread over a larger membership base. The acquired Cobalt business had a higher general and administrative expense ratio of 22.3% during the quarter ended September 30, 2004. The acquired Cobalt business has historically had a higher administrative expense ratio due to its Medicare processing business, which has a general and administrative expense ratio of approximately 98%.  Excluding general and administrative expense of $84.2 million and combined premium revenue and management services and other revenue of $378.3 million attributable to the acquired Cobalt business for the quarter ended September 30, 2004, general and administrative expense decreased from 12.5% for the quarter ended September 30, 2003 to 10.6% for the quarter ended September 30, 2004.

Interest expense decreased $0.4 million to $12.2 million for the quarter ended September 30, 2004, compared to $12.6 million for the quarter ended September 30, 2003. The decrease in interest expense was primarily due to a decrease in interest expense on commercial paper due to lower average balances in the third quarter of 2004.

Other expense, net increased $6.1 million to $15.2 million for the quarter ended September 30, 2004, compared to $9.1 million for the quarter ended September 30, 2003. The increase was primarily due to additional amortization of intangibles attributable to the Cobalt acquisition of $3.1 million during the quarter ended September 30, 2004 and expenses associated with the Company’s interest in a community health partnership network of $3.0 million.

The Company’s net income for the quarter ended September 30, 2004 was $315.1 million, compared to $246.2 million for the quarter ended September 30, 2003. Earnings per share totaled $2.02 and $1.68 for the quarters ended September 30, 2004 and 2003, respectively. Earnings per share assuming full dilution totaled $1.97 and $1.63 for the quarters ended September 30, 2004 and 2003, respectively.

Earnings per share for the quarter ended September 30, 2004 is based upon weighted average shares outstanding of 156.0 million shares, excluding potential Common Stock, and 160.2 million shares, assuming full dilution. Earnings per share for the quarter ended September 30, 2003 is based upon 146.6 million shares, excluding potential Common Stock, and 150.8 million shares, assuming full dilution. The increase in weighted average shares outstanding primarily resulted from the issuance of shares related to the Cobalt acquisition and the Company’s stock option and stock purchase plans. The increase in weighted average shares outstanding assuming full dilution primarily resulted from the issuance of shares related to the Cobalt acquisition and the Company’s stock option and stock purchase plans.

Comparison of Results of Operations for the Nine Months Ended September 30, 2004 to the Nine Months Ended  September 30, 2003

The operating results for the nine months ended September 30, 2004 compared to the nine months ended September 30, 2003 were affected by the Cobalt acquisition, which was effective as of September 30, 2003 for accounting purposes. Specifically, the Company’s operating results for the nine months ended September 30, 2004 included nine months of operating results from the Cobalt acquisition, whereas the Company’s operating results for the nine months ended September 30, 2003 did not include any operating results from the acquired Cobalt business. In order to provide a more meaningful comparison of the Company’s results of operations for the nine months ended September 30, 2004 versus the nine months ended September 30, 2003, the following discussion presents financial measures that exclude operating results attributable to the acquired Cobalt business for the nine months ended September 30, 2004, which we refer to as “Same-Store.” The Company also uses Same-Store measures for purposes of reporting comparative financial results to its Board of Directors.

The following table depicts premium revenue by reportable segment:

(In thousands)	Nine Months Ended September 30, 2004	Less: Acquired Cobalt Business for the Nine Months Ended September 30, 2004	Nine Months Ended September 30, 2004 (Same-Store)	Nine Months Ended September 30, 2003
Health Care	$15,567,523	$886,056	$14,681,467	$13,559,205
Specialty	559,987	117,747	442,240	407,813
Consolidated	$16,127,510	$1,003,803	$15,123,707	$13,967,018

Premium revenue increased 15.5%, or $2,160.5 million, to $16,127.5 million for the nine months ended September 30, 2004 from $13,967.0 million for the nine months ended September 30, 2003. Excluding premium revenue attributable to the acquired Cobalt business of $1,003.8 million for the nine months ended September 30, 2004, premium revenue increased $1,156.7 million, or 8.3%. Including membership attributable to the acquired Cobalt business, insured member months increased by 5.2% for the nine months ended September 30, 2004 compared to the nine months ended September 30, 2003. Excluding insured membership attributable to the acquired Cobalt business for the first nine months of 2004, insured member months increased by approximately 0.4% for the nine months ended September 30, 2004 compared to the nine months ended September 30, 2003. The growth in premium revenue for the nine months ended September 30, 2004 occurred across nearly all regions of the Health Care segment, but was more pronounced in the California and Georgia regions. In the California region, the increase was due primarily to average premium rate increases of 11.1%. In the Georgia region, the increase was due to both an increase in insured member months of 5.3% and average premium rate increases of 8.1%. The increase in premium revenue was partially offset by a decrease in premium revenues from the Senior/State Sponsored Programs division of the Health Care segment, which was caused by a decrease in insured member months of 1.7% and a decrease in per member per month revenues of 1.1%.

The following table depicts management services and other revenue by reportable segment:

(In thousands)	Nine Months Ended September 30, 2004	Less: Acquired Cobalt Business for the Nine Months Ended September 30, 2004	Nine Months Ended September 30, 2004 (Same-Store)	Nine Months Ended September 30, 2003
Health Care	$758,796	$149,012	$609,784	$562,448
Specialty	151,345	3,681	147,664	102,596
Corporate and Other	8,116	29	8,087	2,288
Consolidated	$918,257	$152,722	$765,535	$667,332

Management services and other revenue increased 37.6%, or $251.0 million, to $918.3 million for the nine months ended September 30, 2004 from $667.3 million for the nine months ended September 30, 2003. Excluding management services and other revenue attributable to the acquired Cobalt business of $152.7 million for the nine months ended September 30, 2004, management services and other revenue increased $98.3 million, or 14.7%. The increase in management services and other revenue on a Same-Store basis in the Health Care segment was primarily due to an increase in management services revenue from the Georgia and California regions of $36.7 million and $14.2 million, respectively. The increase in the Georgia region resulted from a 15.6% increase in administrative services member months and a 5.8% increase in the administrative services per member per month rate. The increase in the California region resulted from an increase in administrative services member months of 6.3% and a 1.1% increase in the administrative services per member per month rate. These increases were partially offset by a decrease in management services revenue in the Central Region of $3.4 million. The decrease in the Central Region resulted from a decrease of 9.0% in administrative services member months, which was partially offset by an increase of 8.0% in administrative services per member per month rates. Additionally, the Specialty segment experienced a $45.1 million increase in management services revenue, which was primarily attributable to an increase in pharmacy benefit management services revenues from non-affiliated clients.

Investment income was $228.9 million for the nine months ended September 30, 2004, compared to $195.8 million for the nine months ended September 30, 2003, an increase of $33.1 million or 16.9%. The increase was primarily due to a $19.6 million increase in gross investment income and net realized gains for the nine months ended September 30, 2004 of $25.0 million, as compared to net realized gains for the nine months ended September 30, 2003 of $8.6 million. Excluding net realized gains and losses, investment income for the nine months ended September 30, 2004 and 2003 was $203.9 million and $187.2 million, respectively. The increase in gross investment income was due to higher average fixed maturity investment balances, which were partially due to the Cobalt acquisition. The Company believes the disclosure of investment income excluding realized gains or losses is useful to investors because this measurement allows management and investors to analyze the performance of the fixed-income portion of the Company’s investment portfolio.

The following table depicts health care services and other benefits expense by reportable segment:

(In thousands)	Nine Months Ended September 30, 2004	Less: Acquired Cobalt Business for the Nine Months Ended September 30, 2004	Nine Months Ended September 30, 2004 (Same-Store)	Nine Months Ended September 30, 2003
Health Care	$12,594,722	$740,510	$11,854,212	$11,024,310
Specialty	369,654	83,097	286,557	254,962
Consolidated	$12,964,376	$823,607	$12,140,769	$11,279,272

Health care services and other benefits expense increased 14.9%, or $1,685.1 million, to $12,964.4 million for the nine months ended September 30, 2004 from $11,279.3 million for the nine months ended September 30, 2003. Excluding health care services and other benefits expense attributable to the acquired Cobalt business of $823.6 million for the nine months ended September 30, 2004, health care services and other benefits expense increased $861.5 million or 7.6%.

The Company’s medical care ratio was 80.4% for the nine months ended September 30, 2004 compared to 80.8% for the nine months ended September 30, 2003. The medical care ratio attributable to the Health Care segment was 80.9% for the nine months ended September 30, 2004, compared to 81.3% for the nine months ended September 30, 2003. The medical care ratio attributable to the Specialty segment was 66.0% for the nine months ended September 30, 2004 compared to 62.5% for the nine months ended September 30, 2003. The increase in the Specialty medical care ratio was attributable to higher claims trends for dental products. Health care services and other benefits expense and medical care ratio information is provided for each segment so investors can compare the performance of each segment to the other segment and to the Company as a whole. Excluding premium revenue of $886.1 million and health care services and other benefits expense of $740.5 million attributable to the acquired Cobalt business with respect to the Health Care segment for the nine months ended September 30, 2004, the Company’s medical care ratio attributable to the Health Care segment for the nine months ended September 30, 2004 decreased to 80.7% compared to 81.3% for the nine months ended September 30, 2003, primarily due to premium rate increases in all regions and lapses in accounts with higher-than-average medical care ratios. The health care services and other benefits expense includes an estimate of claims incurred during the period that have not been reported to the Company. This estimate is actuarially determined based on a variety of factors and is inherently subject to a number of highly variable circumstances. Consequently, the actual results could differ materially from the amount recorded in the consolidated financial statements. See “Critical Accounting Policies” for a discussion of this item and its potential effect on the Company’s reported results of operations.

The selling expense ratio decreased slightly from 4.1% for the nine months ended September 30, 2003 to 3.9% for the nine months ended September 30, 2004. Excluding selling expense of $20.2 million and combined premium revenue and management services and other revenue of $1,156.5 million attributable to the acquired Cobalt business for the nine months ended September 30, 2004, the Company’s selling expense ratio was 4.1% for each of the nine months ended September 30, 2004 and 2003.

The general and administrative expense ratio decreased to 12.0% for the nine months ended September 30, 2004 from 12.2% for the nine months ended September 30, 2003. Excluding general and administrative expense of $247.5 million and combined premium revenue and management services and other revenue of $1,156.5 million attributable to the acquired Cobalt business for the nine months ended September 30, 2004, the Company’s general and administrative expense ratio would have decreased to 11.3% for the nine months ended September 30, 2004. The decrease in the general and administrative expense ratio resulted from administrative efficiencies from technology investments and systems convergence efforts and fixed administrative costs spread over a larger membership base.

Interest expense decreased by $0.7 million to $37.4 million for the nine months ended September 30, 2004, compared to $38.1 million for the nine months ended September 30, 2003. The decrease in interest expense was primarily due to a lower average outstanding commercial paper balance during the first nine months of 2004 compared to the first nine months of 2003, partially offset by lower settlement income associated with the 2002 Swap and the 2004 Swap.

Other expense, net increased $15.9 million to $36.6 million for the nine months ended September 30, 2004, compared to $20.7 million for the nine months ended September 30, 2003. The increase was primarily attributable to an increase in amortization of intangibles of $9.7 million related to the Company’s acquisitions of Cobalt and Golden West and a decrease in income from the Company’s Puerto Rico joint venture of $3.8 million.

The Company’s net income for the nine months ended September 30, 2004 was $910.2 million, compared to $663.7 million for the nine months ended September 30, 2003. Earnings per share totaled $5.86 and $4.55 for the nine months ended September 30, 2004 and 2003, respectively. Earnings per share assuming full dilution totaled $5.68 and $4.42 for the nine months ended September 30, 2004 and 2003, respectively.

Earnings per share for the nine months ended September 30, 2004 is based upon weighted average shares outstanding of 155.3 million shares, excluding potential Common Stock, and 160.3 million shares, assuming full dilution. Earnings per share for the nine months ended September 30, 2003 is based upon 146.0 million shares, excluding potential Common Stock, and 150.1 million shares, assuming full dilution. The increase in weighted average shares outstanding primarily resulted from the issuance of shares related to the Cobalt acquisition and the Company’s stock option and stock purchase plans. The increase in weighted average shares outstanding assuming full dilution primarily resulted from the issuance of shares related to the Cobalt acquisition and the Company’s stock option and stock purchase plans.

Financial Condition

The Company’s consolidated assets increased by $856.7 million, or 5.8%, to $15,645.4 million as of September 30, 2004 from $14,788.7 million as of December 31, 2003. The increase in total assets was primarily due to growth in cash and investments of $526.9 million as a result of operating cash flows attributable to net income, net of commercial paper repayments and stock repurchases. Also contributing to the increase in consolidated assets was an increase in “receivables, net” of $273.4 million. Cash and investments totaled $8.4 billion as of September 30, 2004, or 54.0% of total assets.

Overall claims liabilities, which is composed of medical claims payable and reserves for future policy benefits, decreased $78.4 million, or 2.5%, to $3,086.0 million as of September 30, 2004 from $3,164.4 million as of December 31, 2003. The decrease was due primarily to faster average claims payments and provider incentive payments that were accrued as of December 31, 2003 and paid during the nine months ended September 30, 2004. See “Critical Accounting Policies” for a discussion of medical claims payable and reserves for future policy benefits. As of September 30, 2004, the Company’s long-term indebtedness was $1,002.3 million, of which $453.8 million was related to the Company’s 6 3/8% Notes due 2006 (which includes a fair value adjustment of $4.2 million) and $349.1 million was related to the Company’s 6 3/8% Notes due 2012. The 6 3/8% Notes due 2012, with an aggregate principal amount at maturity of $350.0 million, were issued to partially finance the RightCHOICE acquisition. During the year ended December 31, 2003, the Company issued an additional $104.7 million in commercial paper (net of repayments made during the year) to repurchase Common Stock of the Company. In the third quarter of 2003, the Company also issued an additional $125.1 million in commercial paper primarily to partially finance the acquisition of Cobalt. In anticipation of the completion of its pending merger with Anthem, Inc., the Company repurchased its entire balance of commercial paper outstanding during the quarter ended June 30, 2004 (see “Liquidity and Capital Resources” below. As of September 30, 2004, the outstanding balance of the commercial paper program was $199.4 million.

Stockholders’ equity totaled $6,460.4 million as of September 30, 2004, an increase of $1,030.5 million from $5,429.9 million as of December 31, 2003. The increase was primarily due to net income of $910.2 million for the nine months ended September 30, 2004 and a net increase of $313.0 million from the issuance of new Common Stock and the reissuance of treasury stock related to stock grants under the Company’s employee 401(k) plan, stock option and stock purchase plans. Partially offsetting these increases were 1.4 million shares of treasury stock repurchased at a cost of $135.7 million, a decrease in net unrealized gains from investment securities of $4.8 million and net losses from the reissuance of treasury stock of $52.2 million. During the nine months ended September 30, 2004, the Company granted 563,000 restricted shares, net of forfeitures, of Company Common Stock, which are subject to vesting. As of September 30, 2004, total unearned compensation from all unvested stock awards totaled $45.2 million, which has no impact to stockholders’ equity since the Company recorded an increase to additional paid-in-capital of the same amount.

Liquidity and Capital Resources

As of September 30, 2004, consolidated cash and investments were $8.4 billion, of which $1.1 billion were in cash and cash equivalents. The Company’s primary sources of cash are premium and management services revenues and investment income. The Company’s primary uses of cash include health care claims and other benefits, capitation payments, income taxes, repayment of long-term debt, interest expense, broker and agent commissions, administrative expenses, Common Stock repurchases and capital expenditures. In addition to the foregoing, other uses of cash include provider network and systems development costs and costs associated with the integration of acquired businesses.

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

The Company’s strategy for achieving its investment goals is broad diversification of its investments, both across and within asset classes. As of September 30, 2004, the Company’s investment portfolio consisted primarily of investment grade fixed-income securities. The Company’s portfolio also included large capitalization and small capitalization domestic equities, foreign equities, tax-exempt municipal bonds and a small amount of non-investment grade debt securities. The fixed-income assets include both short and long-duration securities with an attempt to match the Company’s funding needs. The Company’s investment policy contains limitations regarding concentration in individual securities and industries and generally prohibits speculative and leveraged investments. Cash and investment balances maintained by the Company are sufficient to meet applicable regulatory financial stability and net worth requirements, including license requirements of the Blue Cross and Blue Shield Association.

Net cash provided by operating activities was $972.6 million for the nine months ended September 30, 2004, compared with $790.3 million for the nine months ended September 30, 2003. Net cash provided by operations for the nine months ended September 30, 2004 was due primarily to net income of $910.2 million, an adjustment for non-cash depreciation and amortization of $151.2 million, an increase in accounts payable and accrued expenses of $108.0 million and an increase of $102.7 million in income taxes payable. Partially offsetting these increases were a decrease in medical claims payable of $90.3 million, primarily due to faster average claims payments and provider incentive payments that were accrued as of December 31, 2003, and an increase in “receivables, net” of $154.4 million due to the timing of cash receipts of certain receivables.

Net cash used in investing activities for the nine months ended September 30, 2004 totaled $571.5 million, compared with $1,588.5 million for the nine months ended September 30, 2003. The cash used in the first nine months of 2004 was primarily attributable to the purchase of investments of $5,151.4 million and the purchase of property and equipment, net of sales proceeds, of $115.1 million, which were partially offset by proceeds from investments sold of $4,707.9 million.

Net cash used in financing activities totaled $313.3 million for the nine months ended September 30, 2004, compared with $528.7 million provided for the nine months ended September 30, 2003. The net cash used in the nine months ended September 30, 2004 was primarily attributable to a net decrease in the Company’s commercial paper balance of $230.5 million, primarily due to repayment of commercial paper balances in anticipation of the completion of its pending merger with Anthem, Inc. in the second quarter of 2004, Common Stock repurchased of $135.7 million and a decrease in securities lending payable of $13.6 million, partially offset by the receipt of proceeds from the issuance of Common Stock related to the Company’s stock option plans of $61.8 million.

Effective March 30, 2001, the Company entered into two unsecured revolving credit facilities allowing aggregate indebtedness of $1.0 billion in principal amount. Borrowings under these facilities (which are generally referred to collectively as the Company’s “revolving credit facility”) bear interest at rates determined by reference to the bank’s base rate or to the London InterBank Offered Rate (“LIBOR”) plus a margin determined by reference to the then-current rating of the Company’s senior unsecured long-term debt by specified rating agencies. One facility, which provides for borrowings not to exceed $750.0 million at any time outstanding, expires as of March 30, 2006, although it may be extended for up to two additional one-year periods under certain circumstances. The other facility, which provides for borrowings not to exceed $250.0 million at any time outstanding, expires on March 25, 2005. Any amount outstanding under this facility as of March 25, 2005 may be converted into a one-year term loan at the option of the Company and will bear interest at rates determined by reference to the bank’s base rate or LIBOR plus a margin determined by reference to the then-current rating of the Company’s unsecured long-term debt by specified rating agencies, plus 0.125% until paid in full. Loans under the $250.0 million facility are made on a committed basis. Loans under the $750.0 million facility are made on a committed basis or pursuant to an auction bid process. The $750.0 million facility also contains sublimits for letters of credit and “swingline” loans. Each credit agreement requires the Company to maintain certain financial ratios and contains restrictive covenants, including restrictions on the incurrence of additional indebtedness and the granting of certain liens, limitations on acquisitions and investments and limitations on changes in control (see Note 9 to the Consolidated Financial Statements). As of September 30, 2004 and December 31, 2003, there were no amounts outstanding under the revolving credit facility.

In April 2002, the Company commenced a commercial paper program providing for the issuance of up to $1.0 billion in aggregate maturity value of short-term indebtedness (known generally as “commercial paper”). The commercial paper is being issued by the Company without registration under the Securities Act of 1933, as amended (the “1933 Act”) in reliance upon the exemption from registration contained in Section 4(2) of the 1933 Act. The commercial paper is issued in denominations of $100,000 or integral multiples of $1,000 in excess thereof and will bear such interest rates, if interest-bearing, or will be sold at such discount from their face amounts, as agreed upon by the Company and the dealer or dealers acting in connection with the commercial paper program. The commercial paper may be issued with varying maturities up to a maximum of 270 days from the date of issuance. The commercial paper ranks equally with all other unsecured and unsubordinated indebtedness of the Company. As of December 31, 2003, the outstanding commercial paper balance was $429.8 million, and had various maturity dates and interest rates ranging from 1.10% to 1.27%. The weighted average yield on the outstanding commercial paper as of December 31, 2003 was 1.25%.

The Company is currently subject to a pending merger with Anthem, Inc. Under the merger agreement with Anthem, the Company is obligated to repurchase or otherwise retire any outstanding commercial paper prior to the closing of the merger. In June 2004, in anticipation of the merger closing, the Company repaid the entire outstanding balance under the commercial paper program. (See Note 9 to the Consolidated Financial Statements.) On July 23, 2004, the California Department of Insurance (the “DOI”) announced that it was disapproving Anthem’s application (known as a “Form A”) to acquire control of the Company’s subsidiary, BC Life & Health Insurance Company, in connection with Anthem’s merger with the Company. In August 2004, the Company recommenced its issuance of commercial paper. On November 8, 2004, the DOI, in response to an amended Form A application, issued an order approving the Form A.  On November 9, 2004, the DOI and Anthem announced settlement of the lawsuit challenging the DOI’s original disapproval order (see Note 16 to the Consolidated Financial Statements). The outstanding commercial paper balance as of September 30, 2004 was $199.4 million, and had various maturity dates and interest rates ranging from 1.91% to 1.93%. The weighted average yield on the outstanding commercial paper as of September 30, 2004 was 1.93%.

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

As a part of a hedging strategy to limit its exposure to variable interest rate increases, the Company has from time to time entered into interest rate swap agreements in order to reduce the volatility of interest expense resulting from changes in interest rates on its variable rate debt. The swap agreements were contracts to exchange variable-rate interest payments for fixed-rate interest payments without the exchange of the underlying notional amounts. The Company had entered into $200.0 million of fixed-rate swap agreements, which consisted of a $150.0 million notional amount swap agreement at 6.99% maturing on October 17, 2003 and a $50.0 million notional amount swap agreement at 7.06% maturing on October 17, 2006. In September 2002, the Company terminated these two fixed-rate swap agreements with an aggregate cash settlement of $17.6 million, of which $1.8 million was accrued interest and the remaining $15.8 million represented the fair value of the swap agreements at the time of termination and is being amortized over the term of the original swap agreements. As of September 30, 2004, the remaining balance to be amortized was $4.0 million. (See Note 10 to the Consolidated Financial Statements.)

With the intention of reducing the interest expense associated with the 2006 Notes, the Company, on January 15, 2002, entered into a $200.0 million notional amount interest rate swap agreement (the “2002 Swap”), which was scheduled to expire on June 15, 2006. The swap agreement for the 2002 Swap was a contract to exchange a fixed 6 3/8% rate for a LIBOR-based floating rate (weighted average variable rate for the 2002 Swap and 2004 Swap of 3.81% for the nine months ended September 30, 2004 and weighted average variable rate of 2.51% for the nine months ended September 30, 2003). In anticipation of the completion of the Company’s pending merger with Anthem, the Company terminated the 2002 Swap in June 2004 with an aggregate cash settlement of $4.6 million, which is being amortized over the remaining term of the 2006 Notes. As of September 30, 2004, the remaining balance to be amortized was $4.0 million. (See Note 10 to the Consolidated Financial Statements.)

On August 13, 2004, the Company entered into a new $200.0 million notional amount interest rate swap agreement (the “2004 Swap”) with terms substantially similar to the 2002 Swap. The

2004 Swap will expire on June 15, 2006. As noted above, as of September 30, 2004, the Company reported a derivative asset of $0.1 million related to the 2004 Swap.

On October 25, 2004, the Company announced that its Board of Directors amended the Company’s stock repurchase program to authorize the future repurchase of an additional 2.7 million shares of its outstanding Common Stock. Taking into account the amendment, an aggregate of 7.5 million shares were available for repurchase under the Company’s stock repurchase program as of October 25, 2004.

Certain of the Company’s subsidiaries are required to maintain minimum capital requirements prescribed by various regulatory agencies, including the California Department of Managed Health Care and the Departments of Insurance in various states, including Georgia, Missouri, Wisconsin and Delaware. As of September 30, 2004 (or the most recent date with respect to which compliance is required), those subsidiaries of the Company were in compliance with all minimum capital requirements.

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

Medical Claims Payable

Medical claims payable includes claims in process as well as provisions for the estimate of incurred but not reported claims (“IBNR”) and provisions for disputed claims obligations. As of September 30, 2004, approximately 89% of the Company’s medical claims payable consisted of IBNR and claims in process. Such estimates are developed using actuarial principles and assumptions that consider, among other things, contractual requirements, historical utilization trends and payment patterns, benefits changes, medical inflation, product mix, seasonality, membership and other relevant factors. In developing IBNR, the Company applies different estimation methods depending on the period for which incurred claims are being estimated. For the most recent four months, the incurred claims are estimated from the trend analysis based on per member per month claims trends developed from the experience in preceding months. For periods prior to the most recent four months, the key assumption used in developing the Company’s IBNR is that the completion factor pattern remains consistent over a rolling 12-month period. The completion factor is an actuarial estimate, based upon historical experience, of the percentage of claims incurred during a given period that have been adjudicated by the Company as of the date of estimation. This approach is consistently applied to each period presented.

The completion factors and claims per member per month trend factor are the most significant factors used in estimating the Company’s IBNR. The following table illustrates the sensitivity of these factors using September 30, 2004 data and the estimated potential impact on the Company’s operating results caused by these factors:

Completion Factor (a):		Claims Trend Factor (b):
(Decrease) Increase in Factor	Increase (Decrease) in Medical Claims Payable	(Decrease) Increase in Factor	Increase (Decrease) in Medical Claims Payable

(3)%	$311,000,000	(3)%	$(12,000,000)
(2)%	202,000,000	(2)%	(8,000,000)
(1)%	98,000,000	(1)%	(4,000,000)
1%	(94,000,000)	1%	4,000,000
2%	(183,000,000)	2%	8,000,000
3%	(269,000,000)	3%	12,000,000

(a)          Reflects estimated potential changes in medical claims payable caused by changes in completion factors in each of the most recent four months.

(b)         Reflects estimated potential changes in medical claims payable caused by changes in annualized claims trend used for the estimation of per member per month claims for the most recent four months.

In addition, assuming a hypothetical 1% difference between the Company’s September 30, 2004 estimated claims liability and the actual claims incurred, net income for the quarter ended September 30, 2004 would increase or decrease by $15.9 million, while diluted net income per share would increase or decrease by $0.10 per share.

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

The table below provides a reconciliation of changes in medical claims payable as of December 31, 2003, 2002 and 2001 during the immediately following nine-month period:

	Nine Months Ended September 30,
(In thousands)	2004	2003	2002

Medical claims payable as of January 1	$2,747,074	$2,422,331	$1,934,620

Medical claims reserves from businesses acquired during the period	—	244,414	176,177

Health care claim expenses incurred during period:
Related to current year	12,982,173	11,454,547	9,855,058
Related to prior years	(284,711)	(398,507)	(391,380)
Total Incurred	12,697,462	11,056,040	9,463,678

Health care services payments during period:
Related to current year	10,825,214	9,394,778	8,096,931
Related to prior years	1,962,580	1,574,289	1,143,757
Total Payments	12,787,794	10,969,067	9,240,688

Medical claims payable as of September 30	$2,656,742	$2,753,718	$2,333,787

As shown in the table above, for each of the nine-month periods ended September 30, 2004, 2003 and 2002, the amount shown on the line labeled “Health care services expenses incurred during period: Related to prior years” is negative, meaning that the Company’s actual health care services experience related to prior years was less than the estimates previously made by the Company. This favorable development was primarily due to prior-years’ claims being settled for amounts less than the original estimate for IBNR. The magnitude of favorable development for the nine months ended September 30, 2004 is less than that experienced in the first nine months of September 30, 2003 and 2002 due to negative development in certain identifiable reserves established as of December 31, 2003. Based on claim payments through the first nine months of 2004, the Company experienced actual flu-related claims in 2003 that were $32 million more than the amount accrued as of December 31, 2003. During the nine months ended September 30, 2004, an existing litigation reserve as of December 31, 2003 was also increased by $13 million based on new information. Additionally, the accrual as of December 31, 2003 for a Company program to provide desktop computers and handheld devices to selected network physicians was increased by $2 million to include physicians primarily serving the Medicaid market. Finally, the Company believes that the favorable development was negatively affected by new transaction code sets under HIPAA becoming effective in October 2003, which may have contributed to a slowdown in the submission of claims during the remainder of 2003. Actuarial standards of practice, which the Company consistently follows in developing its best point estimate as reflected in the Consolidated Financial Statements, generally require that the actuarially developed health care claims estimates cover obligations under an assumption of moderately adverse conditions. Adverse conditions are situations in which the actual claims are expected to be higher than the otherwise estimated value of such claims at the time of the estimate. Therefore, in many situations, the claims amount actually experienced will be less than the estimate that satisfies the actuarial standards of practice. Adjustments of prior-year estimates may result in additional health care claim expenses or, as the Company experienced during each of the last three years, a reduction in health care claim expenses in the period an adjustment is made.

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

For many of the Company’s HMO plans (including substantially all of its California HMO plans), the Company contracts with physicians, hospitals and other health care providers through capitation fee arrangements as a means to manage health care costs. The Company has two general types of capitation arrangements. The predominant type is the so-called “professional” capitation arrangement. Under professional capitation arrangements, the Company pays the health care provider, such as a participating medical group, a fixed amount per member per month, and the health care provider assumes the risk of the member’s utilization of certain specified health care services. Typically, under professional capitation arrangements, the health care provider does not assume the risk of the member’s utilization of any hospital-based services. The second type is the so-called “global” capitation arrangement. Under global capitation arrangements, the Company also pays the health care provider, such as a participating medical group, a fixed amount per member per month. However, under global capitation arrangements, the health care provider generally assumes the risk of the member’s utilization of all health care services (subject to certain limited exceptions and state regulatory requirements). The Company had nine and eight global capitation arrangements as of

September 30, 2004 and December 31, 2003, respectively, covering approximately 163,000 and 161,000 members, respectively. In addition, one of the Company’s subsidiaries owns a 51% equity interest in a community health partnership network (the “CHPN”) operating in the greater Atlanta area. As of September 30, 2004, an agreement to dissolve the CHPN has been reached. The CHPN was a locally based equity venture between the Company’s subsidiary and a local physician group. The Company’s subsidiary had entered into a global capitation arrangement with the CHPN. The global capitation arrangement was terminated during the quarter ended September 30, 2004. As of December 31, 2003, approximately 560,000 members were covered by this arrangement. The Company’s investment in the CHPN was accounted for using the consolidation method of accounting as required under Statement of Financial Accounting Standards No. 94, “Consolidation of All Majority-Owned Subsidiaries.”

For the quarters ended September 30, 2004 and 2003, the Company’s capitation expenses of $435.7 million and $389.9 million represented 9.9% and 10.3%, respectively, of the Company’s total health care services and other benefits expense. For the nine months ended September 30, 2004 and 2003, the Company’s capitation expenses of $1,287.0 million and $1,164.1 million, represented 9.9% and 10.3%, respectively, of the Company’s total health care services and other benefits expense. As of September 30, 2004 and December 31, 2003, the Company’s capitation expenses payable of $106.2 million and $145.9 million represented 4.0% and 5.3%, respectively, of the Company’s total medical claims payable.

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

Reserves for Future Policy Benefits

The estimate of reserves for future policy benefits relates to life and disability insurance policies written in connection with health care contracts. Reserves for future life benefit coverage are based on projections of past experience. Reserves for future policy and contract benefits for certain long-term disability products and group paid-up life products are based upon interest, mortality and morbidity assumptions from published actuarial tables, modified based upon the Company’s experience. Reserves are continually monitored and reviewed, and as settlements are made or reserves adjusted, differences are reflected in current operations. The current portion of reserves for future policy benefits relates to the portion of such reserves that the Company expects to pay within one year. The Company believes that its reserves for future policy benefits are adequate to satisfy its ultimate benefit liability. However, these estimates are inherently subject to a number of highly variable circumstances. Consequently, the actual results could differ materially from the amount recorded in the consolidated financial statements. As of September 30, 2004 and December 31, 2003, the reserves for future policy benefits were $429.3 million and $417.3 million, respectively.

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

In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 141, “Business Combinations” (“SFAS No. 141”) and Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (“SFAS No. 142”).  SFAS No. 141 requires that all business combinations initiated after June 30, 2001 be accounted for using the purchase method.  The provisions of SFAS No 141 also apply to all business combinations completed after June 30, 2001.  SFAS No. 142, which became effective for fiscal years beginning after December 15, 2001, eliminates amortization of goodwill and other intangible assets with definite useful lives.  Rather, these assets are subject to impairment tests at least annually.  The Company is required to make estimates of fair value and apply certain assumptions, such as a discount factor in applying these annual impairment tests.  Such estimates could produce significantly different results if other assumptions, which could also be considered reasonable, were to be used.  Intangible assets with definite useful lives are being amortized using a straight-line basis or the timing of related cash flows over periods ranging from 1.5 to 25 years.  An intangible asset subject to amortization must be reviewed for impairment pursuant to Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.”

The Company adopted SFAS No. 142 on January 1, 2002 and, accordingly, no longer amortizes goodwill and other intangible assets with indefinite useful lives.  In accordance with SFAS No. 142, the Company completed the annual evaluation of its goodwill and other intangible assets at December 31, 2003, and determined that there was no impairment loss.  As of September 30, 2004 and December 31, 2003, total goodwill and other intangible assets were $3.2 billion and $3.3 billion, respectively.  The Company uses an independent valuation company to determine the allocation of the intangible assets associated with certain acquisitions.  (See Note 7 to the Consolidated Financial Statements for further discussion of the Company’s goodwill and other intangible assets.)

Investments

As of September 30, 2004, the Company’s current investment securities at fair value, totaled $7.1 billion, of which 87.7% was invested in fixed-income securities and the remaining 12.3% was invested in equity securities. As of December 31, 2003, the Company’s current investment securities at fair value totaled $6.7 billion, of which 87.6% was invested in fixed-income securities and the remaining 12.4% was invested in equity securities. These investment securities are generally used to support current operations and, accordingly, have been classified as current assets. The Company’s long-term investments as of September 30, 2004 and December 31, 2003 were $199.7 million and $161.8 million, respectively, and consisted primarily of restricted assets, certain equities and other investments. Total current and long-term investments at fair value, comprised 46.8% and 46.6% of total assets as of September 30, 2004 and December 31, 2003, respectively.

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

The Company regularly evaluates the appropriateness of investments relative to its internal investment guidelines. The Company operates within these guidelines by maintaining a well-diversified portfolio, both across and within asset classes. The Company has from time to time retained an independent consultant to advise the Company on the appropriateness of its investment policy. The Company performs a quarterly evaluation of its investment securities, using both quantitative and qualitative factors to determine whether a decline in investment value is other-than-temporary. When a decline in an investment’s fair value is determined to be other-than-temporary, a loss is recorded against investment income. When determining whether a decline in an investment’s fair value is other-than-temporary, the Company considers the extent and duration to which a security’s market value has been less than its cost, the financial condition and future earnings potential of the issuer, recommendations and opinions from outside investment managers and the current economic environment. For the quarter ended September 30, 2004, the Company recorded investment losses that the Company believed to be other-than-temporary of $0.4 million. The Company did not record any investment losses that the Company believed to be other-than-temporary for the quarter ended September 30, 2003.  For the nine months ended September 30, 2004 and 2003, the Company recorded investment losses that the Company believes to be other-than-temporary of $0.6 million and $29.3 million, respectively.  The Company believes that it has performed an adequate review for impairment of the investment portfolio and that investments are carried at fair value. Changing economic and market conditions in the future, however, may cause the Company to reassess its judgment regarding impairment, which could result in realized losses relating to other-than-temporary declines being charged against future income.

As of September 30, 2004 and December 31, 2003, net unrealized gains from the Company’s fixed-income securities totaled $109.1 million and $131.6 million, respectively.  The decrease in market value during the first nine months of 2004 is due to the general increase in interest rates over that period.  The Company had net unrealized gains in its equity securities portfolio as of September 30, 2004 and December 31, 2003 of $174.4 million and $157.2 million, respectively.  The Company believes that these fluctuations in market value are temporary, as a result of current market conditions.

The following table illustrates the gross unrealized losses included in the Company’s investment portfolio aggregated by investment category. The table also illustrates the length of time the securities have been in an unrealized loss position as of September 30, 2004.

	September 30, 2004 Gross Unrealized Losses
	Months in Unrealized Loss Position
	Less than 12 months	12 months or more	Total
		(In thousands)

U.S. Treasury and agency securities	$1,599	$482	$2,081
Municipal securities	2,496	380	2,876
Mortgage-backed securities	3,833	1,159	4,992
Corporate and other securities	5,707	719	6,426
Total debt securities	13,635	2,740	16,375
Equity and other investments	5,105	171	5,276
Total investment securities	$18,740	$2,911	$21,651

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

Completion of the Company’s pending merger with Anthem is contingent upon, among other things, receipt of applicable regulatory approvals. On July 23, 2004, the California Department of Insurance (the “DOI”) announced that it was approving Anthem’s application (known as a “Form A”) to acquire control of the Company’s subsidiary, BC Life & Health Insurance Company, in connection with the transaction. On August 3, 2004, Anthem filed a petition for writ of mandate in the Superior Court of Los Angeles County, California, challenging the DOI’s denial and asking the court to overturn the DOI’s decision. The DOI filed a motion to dismiss the lawsuit on August 25, 2004. A hearing date on the DOI’s motion and the trial date have both been set for February 25, 2005.  On November 8, 2004, the DOI, in response to an amended Form A application, issued an order approving the Form A.  On November 9, 2004, the DOI and Anthem announced settlement of the lawsuit challenging the DOI’s original disapproval order (see Note 16 to the Consolidated Financial Statements).  WellPoint and Anthem intend to work closely with other regulatory agencies in order to complete the transaction as promptly as possible.  However, no assurances can be given that the parties will be able to obtain all necessary approvals and satisfy the other conditions necessary to consummate the merger.  If the merger is not completed by November 30, 2004, either WellPoint or Anthem may terminate the merger agreement.

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

In May 2000, the California Medical Association filed a lawsuit in U.S. district court in San Francisco against BCC. The lawsuit alleges that BCC violated the Racketeer Influenced and Corrupt Organizations Act (“RICO”) through various misrepresentations to and inappropriate actions against health care providers. In late 1999, a number of class-action lawsuits were brought against several of the Company’s competitors alleging, among other things, various misrepresentations regarding their health plans and breaches of fiduciary obligations to health plan members. In August 2000, the Company was added as a party to Shane v. Humana, et al., a class-action lawsuit brought on behalf of health care providers nationwide. In addition to the RICO claims brought in the California Medical Association lawsuit, this lawsuit also alleges violations of ERISA, federal and state “prompt pay” regulations and certain common law claims. In October 2000, the federal Judicial Panel on Multidistrict Litigation issued an order consolidating the California Medical Association lawsuit, the Shane lawsuit and various other pending managed care class-action lawsuits against other companies before District Court Judge Federico Moreno in the Southern District of Florida for purposes of the pretrial proceedings. In March 2001, Judge Moreno dismissed the plaintiffs’ claims based on violation of RICO, although the dismissal was made without prejudice to the plaintiffs’ ability to subsequently refile their claims. Judge Moreno also dismissed, with prejudice, the plaintiffs’ federal prompt pay law claims. On March 26, 2001, the plaintiffs filed an amended complaint in its lawsuit, alleging, among other things, revised RICO claims and violations of California law. On May 3, 2001, the defendants filed a motion to dismiss this amended complaint. On May 9, 2001, Judge Moreno issued an order requiring that all discovery in the litigation be completed by December 2001, with the exception of discovery related to expert witnesses, which was to be completed by March 15, 2002. In June 2001, the federal Court of Appeals for the 11th Circuit issued a stay of Judge Moreno’s discovery order, pending a hearing before the Court of Appeals on the Company’s appeal of its motion to compel arbitration (which had earlier been granted in part and denied in part by Judge Moreno). The hearing was held in January 2002 and, in March 2002, the Court of Appeals panel issued an opinion affirming Judge Moreno’s earlier action with respect to the motion to compel arbitration. The Company filed a motion requesting a rehearing of the matter before the entire 11th Circuit Court of Appeals, which motion was denied by the 11th Circuit Court of Appeals in June 2002. On July 29, 2002, Judge Moreno issued an order providing that discovery in the case would be allowed to re-commence on September 30, 2002. On September 26, 2002, Judge Moreno issued an additional order certifying a nationwide class of physicians in the Shane matter, setting a trial date in May 2003 and ordering the parties to participate in non-binding mediation. In October 2002, the defendants, among other things, moved to compel arbitration of most claims (which motion was granted in part in September 2003 and the defendants have appealed the portions of the motion to compel arbitration that were denied). In October 2002, the Company also filed a motion with the 11th Circuit Court of Appeals seeking to appeal Judge Moreno’s class-certification order. The motion was granted and the 11th Circuit heard oral argument on September 11, 2003 on the Company’s appeal. On September 1, 2004, the 11th Circuit upheld the class-certification order. On September 20, 2004, the 11th Circuit stayed the case pending the outcome of the defendants’ appeal of the denied portions of the defendants’ motion to compel arbitration filed in October 2002. A mediator has been appointed by Judge Moreno and the parties are currently conducting court-ordered mediation. On April 30, 2004, Judge Moreno set a new trial date in March 2005 and extended the deadline for expert discovery to September 29, 2004, which has been extended to November 23, 2004 and which may be further extended.

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

On March 26, 2003, a lawsuit entitled Irwin v. AdvancePCS, et al. was filed in the California Superior Court in Alameda County, California. WellPoint and certain of its wholly owned subsidiaries are named as defendants in the lawsuit. The complaint alleges that the defendants violated California Business and Professions Code Section 17200 by engaging in unfair, fraudulent and unlawful business practices. The complaint alleges, among other things, that pharmacy benefit management companies (such as the Company’s subsidiary that does business under the tradename WellPoint Pharmacy Management) engage in unfair practices such as negotiating discounts in prices of drugs from pharmacies and negotiating rebates from drug manufacturers and retaining such discounts and rebates for their own benefit. The complaint also alleges that drugs are included in formularies in exchange for rebates and that the defendants charge patient co-payments that exceed the actual cost of generic drugs. On July 9, 2004, the court ordered that the case against the WellPoint entities named as defendants in the Irwin lawsuit be resolved in arbitration.

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

In October 2004, New York State Attorney General Elliot Spitzer commenced legal action against a property and casualty insurance company and an insurance brokerage firm, alleging illegal conduct such as bid-rigging in the placement of insurance coverage.  Attorney General Spitzer had earlier announced industrywide investigations into insurance brokerage compensation practices, including so-called “contingent commissions” under which brokerage firms receive bonus payments from insurance companies for business placed with the insurance companies.  Regulators in various other states have also announced similar investigations into compensation practices in the insurance brokerage industry.  The price of the Company’s Common Stock has been, and may continue to be, adversely affected by negative publicity surrounding these investigations.  Certain of the Company’s operating subsidiaries have received requests for information from the North Carolina Department of Insurance with respect to an industrywide investigation into certain insurance brokerage practices.  The Company may receive requests for information or subpoenas from other regulatory agencies, and the Company intends to cooperate fully with any inquiries.  The Company does maintain customary written arrangements with certain insurance brokers providing for additional compensation to a broker based upon the broker’s aggregate growth in business placed with the Company during a specified period and on the Company’s retention of accounts originally placed by the broker.  During the year ended December 31, 2003, the Company’s total payments under all of such written arrangements amounted to less than two percent (2%) of the Company’s total selling expense.

Review by Independent Registered Public Accounting Firm

With respect to the unaudited consolidated financial information of WellPoint Health Networks Inc. for the three-month and nine-month periods ended September 30, 2004 and 2003, PricewaterhouseCoopers LLP (“PricewaterhouseCoopers”) reported that they have applied limited procedures in accordance with professional standards for a review of such information.  However, their separate report dated October 22, 2004, except Notes 9 and 16 as to which the date is November 9, 2004, appearing herein states that they did not audit and they do not express an opinion on that unaudited consolidated financial information.  Accordingly, the degree of reliance on their report on such information should be restricted in light of the limited nature of the review procedures applied.  PricewaterhouseCoopers is not subject to the liability provisions of Section 11 of the Securities Act of 1933 for their report on the unaudited consolidated financial information because that report is not a “report” or a “part” of the registration statement prepared or certified by PricewaterhouseCoopers within the meaning of Sections 7 and 11 of the Act.

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

As of September 30, 2004, the Company’s current investment securities at fair value, totaled $7.1 billion, of which 87.7% was invested in fixed-income securities and the remaining 12.3% was invested in equity securities. The Company has evaluated the pre-tax net impact to the fair value of its fixed-income investments over a 12-month period from a hypothetical change in all interest rates of 100, 200 and 300 basis points (“bp”). In doing so, optionality was addressed through Monte Carlo simulation of the price behavior of securities with embedded options. In addressing prepayments on mortgage-backed securities, the model follows the normal market practice of estimating a non-interest rate sensitive component (primarily related to relocations) and an interest-sensitive component (primarily related to refinancings) separately. The model is based on statistical techniques applied to historical prepayment and market data, and then incorporates forward-looking mortgage market research and judgments about future prepayment behavior. Changes in the fair value of the investment portfolio, net of tax, are reflected in the balance sheet through stockholders’ equity. The results of this analysis as of September 30, 2004 are shown in the table below.

	Decrease in fair value given an interest rate increase of:
	100 bp	200 bp	300 bp
		(In millions)

Fixed Income Portfolio	$(198.6)	$(401.9)	$(604.3)
Valuation of Interest Rate Swap Agreement	(2.9)	(5.8)	(8.5)
	$(201.5)	$(407.7)	$(612.8)

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

Interest Rate Swap Agreements

On January 15, 2002, the Company entered into a $200.0 million notional amount interest rate swap agreement with respect to its 2006 Notes (the “2002 Swap”). The swap agreement for the 2002 Swap was a contract to exchange a fixed 6 3/8% rate for a LIBOR-based floating rate. Under its original terms, the 2002 Swap was scheduled to expire on June 15, 2006. In anticipation of the completion of the pending merger with Anthem, the Company terminated the 2002 Swap in June 2004 and received proceeds of $4.6 million. No gain was recognized under this transaction since the accounting adjustment to the carrying amount of the 2006 Notes of $4.6 million is treated as a premium and will be amortized as a reduction to interest expense over the remaining life of the 2006 Notes (through June 15, 2006). (See Note 10 to the Consolidated Financial Statements.)

On August 13, 2004, the Company entered into a new $200.0 million notional amount interest rate swap agreement (the “2004 Swap”) with terms substantially similar to the 2002 Swap. The 2004 Swap will expire on June 15, 2006.

The Company has from time to time entered into additional interest rate swap agreements in order to reduce the volatility of interest expense resulting from changes in interest rates. As of December 31, 2001, the Company had entered into $200.0 million of floating to fixed-rate swap agreements, which consisted of a $150.0 million notional amount swap agreement at 6.99% and a $50.0 million notional amount swap agreement at 7.06%. As of December 31, 2001, the Company also had $235.0 million of LIBOR-based floating rate debt outstanding. In September 2002, the Company terminated these two fixed-rate swap agreements with an aggregate cash settlement of $17.6 million, of which $1.8 million was accrued interest and the remaining $15.8 million represented the fair value of the swap agreements at the time of termination and is being amortized over the term of the original swap agreements. As of September 30, 2004, the remaining balance to be amortized was $4.0 million. (See Note 10 to the Consolidated Financial Statements for further discussion.)

Equity Price Risk

As of September 30, 2004, the Company’s equity securities were composed primarily of domestic stocks. Assuming an immediate decrease of 10% in market value, as of September 30, 2004, the hypothetical pre-tax loss in fair value of stockholders’ equity is estimated to be approximately $87.8 million.

ITEM 4.  Controls and Procedures

The Company maintains “disclosure controls and procedures,” as such term is defined in Rules 13a-15(e) and 15d-15(e) of the rules and regulations under the Securities Exchange Act of 1934, as amended (the “Exchange Act”).  These disclosure controls and procedures are designed to ensure that information required to be disclosed in the Company’s Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission (the “SEC”), and that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures.  As of September 30, 2004, the Company has carried out an evaluation under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based upon their evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective in ensuring that material information relating to the Company is made known to the Chief Executive Officer and Chief Financial Officer by others within the Company during the period in which this quarterly report on Form 10-Q was being prepared.

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

ITEM 2.   Unregistered Sales of Equity Securities, Use of Proceeds and Issuer Purchases of Equity Securities

The Company maintains a deferred compensation plan (named the WellPoint Health Networks Inc. Comprehensive Executive Non-Qualified Retirement Plan (the “Deferred Compensation Plan”)), pursuant to which a select group of key employees make, among other things, voluntary or mandatory deferrals of their compensation from the Company.  Participant accounts in the Deferred Compensation Plan are credited with earnings based on the performance of one or more investment fund alternatives that each participant may select from a list of mutual fund options provided under the Deferred Compensation Plan.  Participants may also elect to have the investment return on their accounts measured in terms of a Company Common Stock fund.  All of these investment alternatives, including the Company Common Stock fund, serve as the current investment options available to participants in the Company’s 401(k) Retirement Savings Plan (the “401(k) Plan”), a broad-based employee retirement savings plan.

In connection with the Deferred Compensation Plan, the Company maintains a so-called “rabbi” trust with assets generally equivalent in value to the amount of deferred compensation held in the Deferred Compensation Plan (including compensation in the form of restricted shares) and composed of the mutual fund shares and Company Common Stock in amounts that mirror the investment alternatives selected by the participants for measuring the investment return on their account balances.  A third-party service provider administers both the Deferred Compensation Plan and the 401(k) Plan.  In administering the Deferred Compensation Plan, from time to time this third-party service provider historically made open-market sales of Company Common Stock to reflect participant directives to move all or part of their account balances out of the Company Common Stock and into one or more of the mutual fund investment options available under the Deferred Compensation Plan.

In September 2004, the Company was advised that such sales from the rabbi trust may be deemed to constitute sales by the Company.  Immediately upon being so advised, the Company instructed its third-party service provider to discontinue such sales.  During the quarter ended September 30, 2004, the third-party service provider sold approximately 2,500 shares of Company Common Stock at a price of approximately $114.19 per share.  During the period from January 1, 2001 to September 30, 2004, approximately 315,400 shares were sold at prices per share ranging from approximately $46.51 to $117.85 (adjusted to reflect the Company’s two-for-one stock split in the form of a 100% stock dividend, which was effective as of March 15, 2002).

Issuer Purchases of Equity Securities

During the quarter ended September 30, 2004, the Company had one outstanding stock repurchase program. The stock repurchase program is primarily intended to reduce the dilutive effect of the Company’s stock option and stock purchase plans. The number of shares repurchased varies depending on a variety of factors, including the number of stock awards granted or outstanding and the stock price.

A summary of the Company’s repurchase activity for the quarter ended September 30, 2004 is as follows:

	Total Number of Shares Purchased (1) (2)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program (3)	Maximum Number of Shares that May Yet Be Purchased Under the Program (4)
July 1 – July 31	1,433	$107.55	—	6,198,400
August 1 – August 31	1,029,982	$97.81	1,025,000	5,173,400
September 1 – September 30	562,206	$97.95	362,200	4,811,200
Total	1,593,621	$97.87	1,387,200

(1)     200,221 shares purchased during the quarter ended September 30, 2004 were due to shares delivered to or withheld by the Company in connection with stock-for-stock stock option exercises and employee payroll tax withholding upon exercise of stock options and vesting of restricted stock. Stock grants to employees and directors and stock issued for stock option plans and stock purchase plans in the Consolidated Statement of Changes in Stockholders’ Equity are shown net of these shares purchased.

(2)     6,200 shares purchased during the quarter through the Company’s Comprehensive Executive Non-Qualified Retirement Plan on behalf of plan participants who elected to have the investment return on their accounts measured in terms of a Company Common Stock fund.

(3)     The board of directors of the Company has previously authorized the Company to repurchase up to 35.5 million shares of the Company’s Common Stock. The stock repurchase program has no expiration date.

(4)     On October 25, 2004, the Company announced that its Board of Directors amended the Company’s stock repurchase program to authorize the future repurchase of an additional 2.7 million shares of its outstanding Common Stock. Taking into account the amendment, an aggregate of 7.5 million shares were available for repurchase under the Company’s stock repurchase program as of October 25, 2004.

ITEM 5.  Other Information

2005 Annual Meeting of Stockholders

The Company currently expects to hold its 2005 Annual Meeting of Stockholders on May 10, 2005 (assuming that the Company’s pending merger with Anthem, Inc. has not been completed by such date).  Stockholder proposals submitted pursuant to Rule 14a-8 under the Exchange Act must be received by the Company at its principal executive office at 1 WellPoint Way, Thousand Oaks, California 91362 a reasonable time before the Company begins to print and mail its proxy materials to be considered for inclusion in the Proxy Statement for 2005 Annual Meeting of Stockholders. The Company’s management may exercise discretionary voting authority with respect to any stockholder proposal that is not submitted pursuant to Rule 14a-8 for inclusion in the Proxy Statement for the 2005 Annual Meeting of Stockholders if such proposal is not received by the Company a reasonable time before the Company begins to print and mail its proxy materials.

ITEM 6.    Exhibits and Reports on Form 8-K

(a)     Exhibits

 See Exhibit Index.

(b)     Reports on Form 8-K

On July 23, 2004, the Company filed a current report on Form 8-K dated July 23, 2004, which attached a copy of the Company’s press release dated July 23, 2004 announcing the approval of the Company’s proposed merger transaction with Anthem, Inc. by the California Department of Managed Health Care  (the “DMHC”) and the expected disapproval of the transaction by the California Department of Insurance.

On July 28, 2004, the Company furnished a current report on Form 8-K dated July 27, 2004, which attached a copy of the Company’s press release dated July 27, 2004 regarding the Company’s earnings for the quarter ended June 30, 2004.

On July 30, 2004, the Company filed a current report on Form 8-K dated July 23, 2004 regarding agreements entered into by the Company with the DMHC in connection with the DMHC’s approval of the Company’s proposed merger transaction with Anthem, Inc.  These agreements included, among other things, commitments by the Company effective upon the completion of the merger to maintain its efforts in various government-sponsored programs and to implement the Investment in a Healthy California Program, whereby the Company’s subsidiary, Blue Cross of California, would commit $100 million to increase the level of capital in investments providing fair returns to investors and social benefits to underserved communities.

On September 3, 2004, the Company filed a current report on Form 8-K dated September 1, 2004 in which the Company reported “reload” option grants made to the following directors and executive officers of the Company on September 1, 2004:  Elizabeth A. Sanders, Woodrow A. Myers, Jr., M.D., Dennis Mark Weinberg and Joan E. Herman.  On September 17, 2004, the Company filed Amendment No. 1 on Form 8-K/A, which amended the Company’s Form 8-K dated September 1, 2004 to also report that a reload option grant was made to John S. Watts, an executive officer of the Company, on September 1, 2004.  The Company’s third-party vendor responsible for administering the Company’s stock option plans did not report to the Company the reload options granted to Mr. Watts until September 16, 2004. The reload provision allows an optionee to pay the purchase price of options to be exercised (and, if applicable, appropriate tax withholding) in shares of Company Common Stock already owned by such optionee and to simultaneously receive an award for a number of option shares equal to the number of shares of Company Common Stock tendered for payment of the exercised options and applicable tax withholding.

On September 13, 2004, the Company furnished a current report on Form 8-K dated September 13, 2004, which attached the text of certain information provided and to be provided by the Company during various investor conferences.

The information included in the current reports on Form 8-K furnished on July 28, 2004 and September 13, 2004 was intended to be furnished under Item 12 and Item 2.02 of Form 8-K and is not to be considered “filed” under the Securities Exchange Act of 1934, as amended, nor shall it be incorporated by reference into this filing or future filings by the Company under the Securities Act of 1933, as amended or under the Securities Exchange Act of 1934, as amended, unless the Company expressly sets forth in such future filing that such information is to be considered “filed” or incorporated by reference therein.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WELLPOINT HEALTH NETWORKS INC.
Registrant

Date: November 9, 2004	By:	/s/ LEONARD D. SCHAEFFER
Leonard D. Schaeffer
Chairman of the Board of Directors and Chief Executive Officer

Date: November 9, 2004	By:	/s/ DAVID C. COLBY
David C. Colby
Executive Vice President and Chief Financial Officer

Date: November 9, 2004	By:	/s/ KENNETH C. ZUREK
Kenneth C. Zurek
Senior Vice President, Controller and Taxation

EXHIBIT INDEX

Exhibit Number	Exhibit

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

4.05	Form of Note evidencing the Registrant’s 6 3 / 8% Notes due 2006, incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K dated June 12, 2001.

4.06	Form of Note evidencing the Registrant’s 6 3 / 8% Notes due 2012, incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K dated January 11, 2002.

10.01*	Form of WellPoint Health Networks Inc. 1999 Stock Incentive Plan Notice of Grant of Stock Option and Stock Option Agreement revised December 2001.

10.02*	Form of WellPoint Health Networks Inc. 1999 Stock Incentive Plan Notice of Grant of Stock Option and Stock Option Agreement revised September 2003.

10.03*	Form of WellPoint Health Networks Inc. 2000 Employee Stock Option Plan Notice of Grant of Stock Option and Stock Option Agreement revised December 2001.

10.04*	Form of WellPoint Health Networks Inc. 2000 Employee Stock Option Plan Notice of Grant of Stock Option and Stock Option Agreement revised September 2003.

10.05*	Form of WellPoint Health Networks Inc. 1999 Stock Incentive Plan Restricted Share Right Grant Agreement (Non-Officers) as of January 26, 2004.

10.06*	Form of WellPoint Health Networks Inc. 1999 Stock Incentive Plan Restricted Share Right Grant Agreement (Officers) as of January 26, 2004.

10.07*	Form of WellPoint Health Networks Inc. 1999 Stock Incentive Plan Notice of Grant of Stock Option and Stock Option Agreement with Leonard D. Schaeffer revised December 2001.

10.08*	Form of WellPoint Health Networks Inc. 1999 Stock Incentive Plan Notice of Grant of Stock Option and Stock Option Agreement with Leonard D. Schaeffer revised September 2003.

10.09*

Form of WellPoint Health Networks Inc. 1999 Stock Incentive Plan Notice of Automatic Grant of Stock Option, Notice of Annual Automatic Grant of Stock Option, Notice of Grant of Stock Option and Automatic Stock Option Agreement for Non-Employee Directors.

15.01	Letter on unaudited interim financial information.

31.01	Certifications.

32.01	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350.

32.02	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350.

* Management contract or compensatory plan or arrangement